Form 10-Q
period 1996-06-28
PLANAR SYSTEMS INC
filed 1996-08-08
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


- --------------------------------------------------------------------------------


FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the Quarter Ended June 28, 1996         Commission File No.  0-23018


- --------------------------------------------------------------------------------


PLANAR SYSTEMS, INC.
(exact name of registrant as specified in its charter)

Oregon                                      93-0835396
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

1400 NW Compton Dr., Beaverton, Oregon      97006
(Address of principal executive offices)    (zip code)

Registrant's telephone number, including area code: (503)690-1100

 -------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  x  Yes     No
                                 ---     ---

             Number of common stock outstanding as of July 31, 1996
                    10,923,737 shares, no par value per share

PLANAR SYSTEMS, INC.

                                      INDEX

                                                                                   Page
Part I. Financial Information

Item 1.  Financial Statements

Consolidated Statements of Operations for the Three Months Ended June 28, 1996       3
and June 30, 1995

Consolidated Statements of Operations for the Nine months Ended June 28, 1996
and June 30, 1995                                                                    4

Consolidated Balance Sheets at June 28, 1996 and  September 29, 1995                 5

Consolidated Statements of Cash Flows for the Nine months Ended June 28, 1996
and June 30, 1995                                                                    6

Notes to Consolidated Financial Statements                                           7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                        9

Part II. Other Information

Item 5. Other Information                                                           11

Item 6.  Exhibits and Reports on Form 8-K                                           12

Signatures                                                                          13

                          Part 1. FINANCIAL INFORMATION


Item 1. Financial Statements
                              Planar Systems, Inc.
                                and Subsidiaries
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended
                                                              June 28, 1996   June 30, 1995
                                                              -------------   -------------
Sales                                                              $ 19,519        $ 19,529
Cost of sales                                                        12,383          12,218
                                                                   --------        --------
Gross profit                                                          7,136           7,311
Operating expenses:
  Research and development, net (note 3)                              1,839           1,412
  Sales and marketing                                                 1,850           1,740
  General and administrative                                          1,297           1,315
  Amortization of excess fair market value of acquired
    net assets over purchase price                                     (119)           (119)
                                                                   --------        --------
      Total operating expenses                                        4,867           4,348
                                                                   --------        --------
Income from operations                                                2,269           2,963
Non-operating income (expense):
  Interest, net                                                         360             369
  Foreign exchange, net                                                (110)             (5)
                                                                   --------        --------
      Net non-operating income                                          250             364
                                                                   --------        --------
Income before income taxes                                            2,519           3,327
Provision for income taxes  (note 4)                                    408             568
                                                                   --------        --------
Net income                                                         $  2,111        $  2,759
                                                                   ========        ========


Net income per share (note 5):                                     $   0.19        $   0.26

Weighted average number of common and common
  equivalent shares outstanding                                      11,233          10,763

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                              June 28, 1996   June 30, 1995
                                                              -------------   -------------
Sales                                                              $ 59,950        $ 59,142
Cost of sales                                                        38,142          37,745
                                                                   --------        --------
Gross profit                                                         21,808          21,397
Operating expenses:
  Research and development, net (note 3)                              5,264           3,704
  Sales and marketing                                                 5,350           5,045
  General and administrative                                          3,971           3,812
  Amortization of excess fair market value of acquired
    net assets over purchase price                                     (357)           (357)
                                                                   --------        --------
      Total operating expenses                                       14,228          12,204
                                                                   --------        --------
Income from operations                                                7,580           9,193
Non-operating income (expense):
  Interest, net                                                       1,225           1,009
  Foreign exchange, net                                                 449            (528)
                                                                   --------        --------
      Net non-operating income                                        1,674             481
                                                                   --------        --------
Income before income taxes                                            9,254           9,674
Provision for income taxes (note 4)                                   1,792           1,939
                                                                   --------        --------
Net income                                                         $  7,462        $  7,735
                                                                   ========        ========



Net income per share (note 5):                                     $   0.67        $   0.72

Weighted average number of common and common
  equivalent shares outstanding                                      11,200          10,742

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                 June 28, 1996   September 29, 1995
                                                                  (Unaudited)
                                                                 -------------   ------------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                         $ 31,617            $ 26,689
  Short-term investments                                               7,047              12,792
  Accounts receivable                                                 14,376              13,836
  Inventories (note 2)                                                15,641              11,818
  Other current assets                                                 5,355               5,576
                                                                    --------            --------
    Total current assets                                              74,036              70,711
  Property, plant and equipment, net                                  13,168              11,760
  Long-term investments                                                7,299               5,602
  Other                                                                4,456                 601
                                                                    --------            --------
                                                                    $ 98,959            $ 88,674
                                                                    ========            ========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $  6,623            $  5,001
  Accrued compensation                                                 3,111               3,092
  Deferred revenue                                                        28                 183
  Other current liabilities                                            3,005               2,454
  Current portion of long term debt                                      968                 427
  Current portion of excess fair market value of acquired net
        assets over purchase price                                       476                 476
                                                                    --------            --------
      Total current liabilities                                       14,211              11,633
Deferred taxes                                                           189                 184
Other long term liabilities                                               85                 105
Long term debt, net of current portion                                 4,680               2,372
Long-term portion of excess fair market value of acquired net
     assets over purchase price                                        1,667               2,024
                                                                    --------            --------
      Total liabilities                                               20,832              16,318
Shareholder's equity:
  Common stock                                                        71,739              71,204
  Unrealized loss on marketable securities                               (36)                 (1)
  Retained earnings                                                    9,369               1,907
  Foreign currency translation adjustment                             (2,945)               (754)
                                                                    --------            --------
      Total shareholders' equity                                      78,127              72,356
                                                                    --------            --------
                                                                    $ 98,959            $ 88,674
                                                                    ========            ========

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                           June 28, 1996      June 30, 1995
                                                                           -------------      -------------
Cash flows from operating activities:
Net income                                                                      $  7,462           $  7,735
Adjustments to reconcile net income to net cash
provided (used) by operating activities
    Depreciation and amortization                                                  1,756              1,217
    Amortization of excess market value of acquired net
             assets over purchase price                                             (357)              (357)
     Increase in deferred taxes                                                       17                202
     Foreign exchange (gain) loss                                                   (458)               264
     Tax benefit of stock options exercised                                         --                  189
     Increase  in accounts receivable                                               (876)            (1,368)
     (Increase) decrease in inventory                                             (4,382)               138
     Increase in other current assets                                               (956)            (2,358)
     Increase  in accounts payable                                                 1,760              2,485
     Increase in accrued compensation                                                166                305
     Decrease in deferred revenue                                                   (155)              (251)
     Increase in other current liabilities                                         1,308                 65
                                                                                --------           --------
Net cash provided  by  operating activities                                        5,285              8,266

Cash flows from investing activities
Purchase of property, plant and equipment                                         (3,554)            (4,346)
Increase in other long term assets                                                (1,791)              (351)
Purchase of equity investment                                                     (2,011)              --
Payment of other long term liabilities                                              (177)              (129)
Net purchase of long-term investments                                             (1,732)            (7,182)
Net sale of short-term investments                                                 5,745               --
                                                                                --------           --------
Net cash used by investing activities:                                            (3,520)           (12,008)

Cash flows from financing activities
Net proceeds under long term debt                                                  2,849                829
Net proceeds from issuance of capital stock                                          506              8,530
                                                                                --------           --------
Net cash provided by  financing activities:                                        3,355              9,359

Effect of change of exchange rate changes on cash and cash equivalents              (192)               839

Net increase in cash and cash equivalents                                          4,928              6,456

Cash and cash equivalents at beginning of period                                  26,689             21,155
                                                                                --------           --------

Cash and cash equivalents at end of period                                      $ 31,617           $ 27,611
                                                                                ========           ========

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in connection with the Company's audited financial statements for the year ended September 29, 1995.

Note 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:


                                             June 28, 1996    September 29, 1995
                                             -------------    ------------------
                                              (Unaudited)
Raw materials                                      $ 9,044               $ 6,240
Work in process                                      3,070                 2,949
Finished goods                                       3,527                 2,629
                                                   -------               -------
                                                   $15,641               $11,818
                                                   =======               =======

Note 3 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. The Company periodically enters into research and development contracts with certain governmental agencies and private sector companies. These contracts generally provide for reimbursement of costs. Funding from research and development contracts is recognized as a reduction in operating expenses during the period in which the services are performed and related direct expenses are incurred, as follows:

                                             Three Months Ended              Nine months Ended
                                       June 28, 1996   June 30, 1995   June 28, 1996   June 30, 1995
                                       -------------   -------------   -------------   -------------
Research and development                 $  2,835        $  3,237        $  7,826        $  6,881
Product engineering                         1,371           1,152           4,276           3,137
                                         --------        --------        --------        --------
     Total expense                          4,206           4,389          12,102          10,018
Contract funding                           (2,367)         (2,977)         (6,838)         (6,314)
                                         --------        --------        --------        --------
     Research and development, net       $  1,839        $  1,412        $  5,264        $  3,704
                                         ========        ========        ========        ========


Note 4 - INCOME TAXES

The provision for income taxes has been recorded based upon the current estimate of the Company's annual effective tax rate. This rate differs from the federal statutory rate primarily because of the provision for state income taxes, permanent differences resulting from purchase accounting adjustments and the effects of the Company's foreign tax rates. Additional differences arise from the limitation on the utilization of net operating loss carryforwards. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of income taxes.

                              Planar Systems, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

Note 5 - NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist of options to purchase common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K dated December 18, 1995.

RESULTS OF OPERATIONS

Sales

The Company's sales were $19,519,000 in the fiscal quarter ended June 28, 1996 compared to $19,529,000 in the same quarter last fiscal year. The Company's flat sales between quarters was primarily caused by a decline in the level of military business, which was offset by an increase in sales to the medical segment and by an increase in end user terminals and monitor sales. International sales, principally sales to Europe, declined by 11.5%. For this fiscal quarter, international sales were 35.0% of total sales compared to 39.6% in the same period last fiscal year.

For the first nine months of 1996, the Company's sales increased by 1.4% to $59,950,000 from $59,142,000 in the same period last fiscal year. For this period, component and end user sales more than offset a reduction of more than 30% in military sales. For this period, international sales were 37.0% of total sales as compared to 33.9% in the same period last fiscal year.

Gross Profit

The Company's gross profit as a percentage of sales decreased to 36.6% in this fiscal quarter ended June 28, 1996 from 37.4% in the same quarter last fiscal year and for the nine month period increased to 36.4% from 36.2% in the same period last fiscal year. The decline in the quarter is related to changes in product mix reflecting reduced sales of higher margin CRT products. For the nine month period, the increase was due to changes in product mix and reduction in some raw material costs which offset the reduction due to the reduced sales of higher margin CRT products.

Operating Expenses

The Company's operating expenses increased by 11.9% this fiscal quarter compared to the same quarter last fiscal year and increased 16.6% for the nine months ended June 28, 1996 over the same period last fiscal year. The increase was primarily in two areas: (i) research and development, reflecting additional expenses related to the development of new technologies and the increased cost sharing requirements of the current contracts and (ii) product engineering, where the company incurred expenses on several products in advance of revenues. Overall, operating expenses as a percentage of sales increased to 24.9% in this fiscal quarter compared to 22.3% in the same quarter last fiscal year and 23.7% for the nine month period as compared to 20.6% for the same period last fiscal year.

Non-Operating Income and Expense

Net interest for this quarter is comparable to the same period last fiscal year. Net interest for the nine month period increased due to the higher cash balances generated by operations and the Company's stock offering in June 1995.

The Company experienced a net loss from foreign currency transactions of $110,000 during the third quarter of fiscal 1996 compared to a net loss of $5,000 during the third quarter of fiscal 1995. For the nine months ended June 28, 1996, there was a gain of $449,000 compared to a loss of $528,000 for the same period last fiscal year. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income.

From September 29, 1995 to June 28, 1996, the U.S. dollar strengthened almost 9% against the Finnish markka. This strengthening of the U.S. dollar resulted in lower reported revenues and operating expenses due to translation of the Finnish markka to U.S. dollars for consolidated financial reporting.

The Company generally realizes about one third of its revenue outside the United States and expects this to continue in the future. Additionally, the functional currency of the Company's subsidiary, Planar International, is the Finnish markka which must be translated to U.S. dollars for consolidation. As such, the Company's business and operating results will be impacted by the effects of future foreign currency fluctuations.

Provision for Income Taxes

The effective income tax rate for the quarter ended June 28, 1996 was 16.2% versus 17.1% in the same quarter in the prior year. For the nine months ended June 28, 1996, the effective income tax rate was 19.4% versus 20.0% in the same period last fiscal year. The change in the effective rates are due to the relative profitability of the U.S. and foreign taxable entities.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended June 28, 1996, the Company generated $5.3 million in cash from operating activities compared to $8.3 million in the same period last fiscal year.

At June 28, 1996, the Company had a bank line of credit agreement with a borrowing capacity available to $2.5 million and credit facilities for financing equipment of $15 million. A similar bank line of credit was in place as of September 29, 1995. As of June 28, 1996 and September 29, 1995, no borrowings were outstanding under the credit line and $5.6 million was outstanding under the equipment financing lines at June 28, 1996 and $2.8 million at September 29, 1995.

For the nine month period ended June 28, 1996, additions to property and equipment were $3.6 million and $4.3 million for the same period last fiscal year. The principal acquisitions during this period were related to upgrading the production facility and equipment at Planar America and in the prior year, the principal acquisitions were upgrading the production facility and equipment at Planar International.

                           PART II. OTHER INFORMATION

Item 5.  Other Information

COMPETITION

         The market for information displays is highly competitive, and the Company expects this to continue. The Company believes that over time this competition will have the effect of reducing average selling prices of flat panel displays (FPD). Certain of the Company's competitors have substantially greater name recognition and financial, technical, marketing and other resources than the Company, and competitors of the Company have made and continue to make significant investments in the construction of manufacturing facilities for active matrix liquid crystal displays (AMLCDs) and other advanced displays. There can be no assurance that the Company's competitors will not succeed in developing or marketing products that would render the Company's products obsolete or noncompetitive. To the extent the Company is unable to compete effectively against its competitors, whether due to such practices or otherwise, its financial condition and results of operations would be materially adversely affected.

DECLINING MILITARY EXPENDITURES AND FUTURE MILITARY PRODUCTS

         During the current fiscal year, the Company has experienced declines in military sales. Military capital expenditure levels have been declining for several years and depend largely on factors outside of the Company's control. Although the Company believes that its dependence on military sales will decrease as the Company continues to expand its customer base, no assurance can be given that military sales will not further decline.

         In addition, the Company's military product sales are principally based on CRT technology. Military avionics contractors are increasingly focused on incorporating FPDs, primarily AMLCDs, into cockpit applications that have traditionally used CRTs. The Company's ability to transition the military product line to flat panel displays over the next few years will be important to the long term success of Planar's military avionics business. The Company entered into an agreement with Xerox Corporation to jointly develop, manufacture and market AMLCDs into military applications. However, there can be no assurance that this business arrangement will be successful.

DEVELOPMENT OF NEW PRODUCTS AND RISKS OF TECHNOLOGICAL CHANGE

         The Company's future results of operations will depend upon its ability to improve and market its existing products and to successfully develop, manufacture and market new products. There can be no assurance that the Company will be able to continue to improve and market its existing products or develop and market new products, or that technological developments will not cause the Company's products or technology to become obsolete or noncompetitive. Even successful new product introductions typically result in pressure on gross margins during the initial phases as costs of manufacturing start-up activities are spread over lower initial sales volumes.

         The Company's flat panel products rely significantly on electroluminscent (EL) technology, which currently constitutes only a small portion of the information display market. The Company's future success will depend in part upon increasing acceptance of EL technology in the marketplace and development or acquisition of other display technologies by the Company. In that respect, the Company's competitors are investing substantial resources in the development and manufacture of displays using a number of alternative technologies. In the event these efforts result in the development of products that offer significant advantages over the Company's products, and the Company is unable to improve its technology or develop or acquire alternative technology that is more competitive, the Company's business and results of operations will be adversely affected.

LEVEL OF ADVANCED RESEARCH AND DEVELOPMENT FUNDING

         The Company's advanced research and development activities have significantly been funded by outside sources, including agencies of the United States and Finnish governments and private sector companies. The Company's recently funded research and development activities have principally focused on full color displays, headmounted displays, advanced packaging and other applications. The actual funding that will be recognized in future periods is subject to wide fluctuation due to a variety of factors including government appropriation of the necessary funds and the level of effort spent on contracts by the Company.

         As Congress has become more serious about balancing the federal budget, there has been significant debate on the level of funding to be made available to programs that have historically supported the Company's research activities. Additionally, government research and development funding has been gradually shifting to a more commercial approach, and contractors are increasingly required to share in the development costs. This trend is likely to continue, which could increase the Company's net research and development expenses. While the Company has historically not experienced any loss or decline of external research funding, the loss or substantial reduction of such funding could adversely affect the Company's results of operations and its ability to continue research and development activities at current levels. See Note 4 in the "Notes to Consolidated Financial Statements".

RELIANCE ON MEDICAL EQUIPMENT MARKET

         Over one third of the Company's sales in fiscal 1995 were made to customers that manufacture and sell medical equipment to health care providers worldwide, and the Company believes that sales in this market will continue to be important to the Company. As a result, developments that adversely impact the market for medical equipment produced by the Company's customers could, in turn, adversely affect the Company's business and results of operations. In addition, the Company's sales have been and may in future periods be adversely affected due to delays in approvals by foreign or domestic government regulatory agencies which prevent a customer of the Company from introducing, producing or marketing products.

INTERNATIONAL OPERATIONS AND CURRENCY EXCHANGE RATE FLUCTUATIONS

         Shipments to customers outside of North America accounted for approximately 35% and 26% of the Company's sales in fiscal 1995 and fiscal 1994, respectively, and for the nine month periods ended June 28,1996 and June 30, 1995, 37.0% and 33.9%, respectively. The Company anticipates that international shipments will continue to account for a significant portion of its sales. As a result, the Company is subject to risks associated with international operations, including trade restrictions, overlapping or differing tax structures, changes in tariffs and freight rates, export license requirements and difficulties in staffing and managing international operations (including, in Finland, relations with national labor unions). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits: none

         (b) No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PLANAR SYSTEMS, INC.
                              (Registrant)



DATE: August  7, 1996         /s/ Jack Raiton
                              ---------------
                              Jack Raiton
                              Vice President and
                              Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit #             Description

27                    Financial Data Schedule