Form 10-K405
period 1996-09-27
PLANAR SYSTEMS INC
filed 1996-12-26
CIK 722392

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 1996          Commission File No 0-23018

                             PLANAR SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

           OREGON                                            93-0835396
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                          identification number)

                             1400 NW Compton Drive
                              Beaverton, OR 97006
                   (Address of principal executive offices,
                              including zip code)

                                (503) 690-1100
              (Registrant's telephone number, including area code)
                  __________________________________________

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                       ------    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K ( X)

                                           As of December 9, 1996
                                           ----------------------
Aggregate market value of the voting
 stock held by non-affiliates of the
 Registrant based upon the closing
 bid price of such stock:                            $103,800,626

Number of shares of Common Stock
 outstanding                                           10,943,260

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on February 13, 1997, are incorporated by reference into Part III of this report.

===========================================================================

PART I
------

ITEM 1.
                                   BUSINESS

     Planar Systems, Inc. (Planar) is a leading developer, manufacturer and marketer of high performance electronic display products. The Company's products, based upon its proprietary electroluminescent (EL) flat panel display technology, are used in a wide variety of medical, industrial process control, instrumentation, military/avionics, transportation, communications and other applications. The Company also provides specialized cathode ray tube (CRT) displays for use in demanding aircraft cockpit applications. The Company competes on a global basis with full development, manufacturing and marketing operations in both the United States and Europe. Major customers include Allied Signal, Datascope, Hewlett-Packard, Nellcor, Protocol Systems, SCI/Johnson & Johnson, Siemens, and Smiths Industries.

INDUSTRY BACKGROUND

     The information display industry is undergoing significant changes as the proliferation and sophistication of microprocessors is increasing the volume of text, graphics and video information that is generated and displayed. At the same time, electronic systems are becoming smaller and more portable. These trends are converging to drive a growing demand for high performance flat, lightweight, power-efficient displays that are capable of delivering high volumes of information. Although commodity CRTs dominate the overall information display market, they are large, heavy, fragile, and require substantial amounts of power to operate.

     There are several display technologies currently in development or commercially available, including various forms of liquid crystal, gas plasma and EL displays. The principal basis of competition among display suppliers are commercial availability, long life, price, display performance, size, customer service, design flexibility, power usage and ruggedness.

     Passive Matrix LCD. Passive matrix liquid crystal display (PMLCD) technology is primarily used in displays for calculators, watches, other consumer products and laptop computers because of its relatively low cost and power consumption. However, its relatively low image quality, slow response time and limited effective temperature range make it inadequate for many demanding commercial and industrial applications. LCDs modulate light (which is either reflected or applied directly) by applying a voltage to a liquid crystal material placed between two glass plates.

     Active Matrix LCD. AMLCD screens incorporate a transistor at every pixel location. This allows each pixel to be turned on and off independently which increases the image quality, response time and side-to-side viewing angle of the display.

     Gas Plasma. Gas plasma creates a visible image by ionizing a gas contained between two glass plates. The ionized gas emits a visible light, typically red. Gas plasma displays generally have higher power consumption requirements than other display technologies but may provide the most cost effective solution for large-sized displays. These displays are primarily used in industrial, point-of-sale and military applications.

     Electroluminescent. Planar's standard monochrome EL display technology is a solid state device with a thin film luminescent layer sandwiched between transparent dielectric (insulator) layers and a matrix of row and column electrodes deposited on a single glass substrate. A circuit board, with control and drive components mounted within the same area as the viewing area on the glass panel, is connected to the back of the glass substrate using various interconnect technologies. The result is a flat, compact, reliable and rugged display device. When AC voltage is applied to a column and a row electrode, the phosphor thin film between them emits light that passes through the transparent electrode, through the glass face, and on to the viewer. Increasing the number of rows and columns, and thus the number of pixels, in a given space increases the clarity of the display to the viewer.

     Other. There is a wide diversity of new technologies constantly under development with the objective of competing in this market. Some of the more visible efforts include field emissions displays (FED), ferroelectic LCDs and various forms of projection displays.

STRATEGY

     The Company's goal is to enhance its position as a leading, independent supplier of information displays. The Company has successfully developed a broad product line of information displays which has resulted in large market acceptance. In the last two fiscal years, the Company has shipped over a quarter million units to customers with a particular emphasis on the medical, industrial, instrumentation, transportation and military / avionics markets. The Company is now seeking to broaden its technology base and market penetration. Key elements of the Company's strategy to achieve this goal include:

     Expand Market Presence. The Company continues to identify and pursue growing markets that have a high correlation between the capabilities of the Company's products and the specific needs of the target market. Within these markets, the Company focuses on a broad range of customers whose applications receive high value and benefit from Planar's products. Today, the Company's core markets are industrial (medical, process control and instrumentation), transportation and military/avionics. Additionally, Planar is focusing increased attention on emerging markets for high information content displays including communications and business/office.

     Provide Differentiated Products. To maintain its technological advantage, the Company is continuing to expand the capabilities and applications of its proprietary EL and CRT technologies. During fiscal year 1996, Planar incorporated its Integral Contrast Enhancement (ICE(TM)) technology, which significantly improves the viewability of monochrome EL displays, into a new product family, ICEBrite(TM). In addition, the Company continues its development of a militarized AMLCD in connection with its agreement with dpiX (a Xerox company).

     Enhance Competitive Position Through Operations. The Company seeks to manufacture and deliver products of superior quality and reliability supported by a high level of customer service. The Company maintains a close relationship with its customers throughout the product life cycle, from engineering prototypes through production and sales.

     The Company believes that it is the only display company with full development, manufacturing and sales operations in both the United States and Europe. The Company believes that separate regional facilities permit the Company to provide: (i) direct access to key regional markets, allowing for a faster and more complete response to customer needs; (ii) two internal sources of manufactured products to protect the Company's customers from disruption of supply; (iii) multiple production and processing technologies to accelerate new product development and optimize displays for specific applications; and (iv) reduced supplier risk as each operation tends to use different vendors.

     Pursue Strategic Relationships. The Company seeks to provide customers with the best display solution regardless of technology. Display industry customers are constantly asking for higher product performance at competitive prices. To meet these customer demands, the Company intends to continue to evaluate, and actively seek to develop or acquire, promising technologies directly, or through strategic relationships.

MARKETS

The Company is currently serving the following core market segments:

          Industrial-Medical. Displays are used in patient monitors and a range of diagnostic and therapeutic equipment, including anesthesia systems, ventilators, infusion pumps and blood analyzers. These medical applications typically require a wide viewing angle and clear, crisp images readable from across the room in varying light conditions by multiple users at the same time. The Company believes that its displays provide superior display quality and reliability for crucial medical applications.

          Industrial-Process Control. Displays are used in a wide range of manufacturing environments, including industrial computers, operator interfaces and machine control panels. The reliability, ruggedness, wide operating temperature range and low susceptibility to electromagnetic interference of Planar displays permit the Company to deliver solutions to a range of problems in these difficult environments.

          Industrial-Instrumentation. The Company's displays are used in a wide range of test and measurement products, including digital oscilloscopes, analyzers and telecommunications test equipment. The Company believes there is an increasing market demand for the Company's displays in smaller, more portable test equipment.

          Military/Avionics. The Company's sales in this market consist primarily of high performance CRTs sold to systems integrators for military cockpits. Additionally, the Company sells processed EL display glass to military systems suppliers for integration into various military subsystems used in communications applications, tactical displays, avionics and shipboard command and control equipment. Although military spending is contracting in the U.S., the Company believes that this will remain an important strategic market because military customers continue to require increasing display performance, are often willing to share development costs and have significant influence over the distribution of research and development funding from government sources.

          Transportation. The pervasive use of microprocessors has increased the demand for higher information content displays for space constrained transportation applications. The Company has sold displays to customers for use in navigation applications, cockpit displays for trains, forklift applications and railway car information systems.


In addition to the core markets described above, Planar is serving the following emerging markets:

          Communications. As hardware becomes increasingly portable and the support systems allow for greater transmission of data, telecommunication devices require displays with more information capability. The Company has sold displays to customers for use in field communication systems and financial trader telephone turrets.

          Business/Office Equipment. The Company sells displays for a variety of applications in the office and retail markets, including high speed photocopiers, office control panels, point-of-sale devices, custom designed monitors and elevators.

PRODUCTS

     The Company offers a variety of displays and display systems in a wide range of resolutions, formats, viewing areas and technologies. These displays can be classified in three product lines:

     Flat Panel Displays. The EL displays product line includes standard monochrome, ICE(TM), ICEPLUS(TM), ICEBrite(TM) and multi-color displays. This is principally an OEM component market where the customers purchase displays to either incorporate directly into their products or enhance the displays by integrating additional features and reselling them to the ultimate user.

     Cathode Ray Tubes. With the acquisition of Planar Advance, the Company offers high performance CRTs based on its proprietary taut shadow mask technology. These displays are sold primarily to military systems companies who integrate them into cockpit applications.

     Value-added Display Solutions. To be able to better satisfy customers' display needs, the Company has a small business activity that develops, manufactures and sells end user products. These products incorporate displays into systems that often include keyboards, touch input devices, local computing capability and special packaging. An initial market for these products has been bedside computing applications where hospitals are increasingly recognizing the productivity gained by such installations.

RESEARCH, DEVELOPMENT AND PRODUCT ENGINEERING

     The Company believes that a significant level of investment in research, development and product engineering is required to maintain market leadership. Total expenses were $16.5, $14.1 and $8.4 million for the fiscal years 1996, 1995 and 1994, respectively. These expenses were partially offset by contract funding from both government agencies (in the United States and Finland) and private sector companies of

$9.4, $9.1 and $5.0 million in fiscal years 1996, 1995 and 1994, respectively. Research and development expenses of the Company are related to advanced technology programs in a new display family utilizing AMEL technology, new drive architectures and fundamental process improvements. During fiscal 1996, the Company discontinued the commercialization of full color EL products due to reduced AMLCD pricing and began a series of initiatives to bring a more competitive full color product line to market in 1997. Product engineering expenses are directly related to the design, prototyping and release to production of new Company products. Research, development and product engineering expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses and other costs associated with the Company's ongoing efforts to develop new products, processes and enhancements.

     Recent development efforts have been focused on both short term and long term programs designed to enhance the Company's product offerings and capabilities. These programs include the following:

     Active Matrix EL (AMEL). This program is focused on the development of high resolution image sources for headmounted display applications. The Company has demonstrated a working 1,280 X 1,024 pixel array on a 1.2" X 1" substrate. Current development efforts are addressing higher resolution (up to 2,000 lines per inch), improved performance and lower manufacturing costs. Potential markets include medical, industrial, military, computing and entertainment.

     Small Graphics Displays (SGD). This product development effort led to a SGD service that provides quick turnaround designs coupled with volume production of small graphics custom display systems. Initial targeted markets include industrial process control, business/office equipment and transportation.

     New Technology Development. As part of the Company's strategy, relationships are continuing to be established to explore various display technologies and their incorporation into the product line. Some of the projects being pursued include AMLCDs, fast PMLCDs, backlights, field emission displays
(FED), and organic light emitting diodes.

GOVERNMENT AND INDUSTRY PARTNERSHIPS

     The Company believes that it is necessary for the United States and Europe to further develop sources of supply, equipment and a base of trained personnel to support the display industry. Additionally, as part of the Company's technology strategy, the Company believes that it is important to be involved with a broad range of display technologies and industry groups. As a result of its participation, the Company benefits from work being done which complements (and in some cases, funds) the Company's internal development objectives. To that end, the Company has employees who actively participate in several government/industry partnerships, including:

     American Display Consortium (ADC). The ADC was created to perform pre-competitive generic research and development in areas that benefit multiple technologies. Currently, ADC is in the final year of a three year, $13.2 million cost-shared, program funded by the Department of Commerce, through the Advanced Technology Program administered by the National Institute of Standards and Technology. The Company is performing, directly, or through subcontractors, work that accounts for approximately

$6.3 million of the current grants. Dr. Christopher N. King, an officer of the Company, serves as chairman of the ADC.

     Phosphor Technology Center of Excellence (PTCOE). Advance Research Projects Agency (ARPA) has funded the creation of the PTCOE to promote the development of appropriate materials and processes for the fabrication of phosphors for light emissive displays. Dr. King is a member of the steering committee of the PTCOE's Board.

     United States Display Consortium (USDC). The USDC was created to develop an infrastructure to support a U.S.-based display industry by funding equipment and materials suppliers in this industry, establishing and maintaining appropriate benchmarks and disseminating information to industry participants. The USDC is funded by contracts from ARPA and member contributions. Curtis M. Stevens, an officer of the Company, serves on the Board of Directors and Executive Committee of the USDC.

     Next Generation EL Manufacturers Consortium. This Consortium was created in connection with an agreement with ARPA under a focused Technology Reinvestment Project. This two-year cost share program which will provide the Planar-led consortium with approximately $15 million, which the consortium is required to match on a one to one basis, to further develop technologies necessary to manufacturing AMEL headmounted displays.

     EUREKA. EUREKA is a European Union program targeted at supporting the development of critical technology capacity within Europe. Planar International qualified for participation in the EUREKA program for its project to develop multi-color and full color EL display products and received funding under this program in 1995 and 1996.

MANUFACTURING

     The Company operates EL manufacturing facilities in both the U.S. and Finland. These facilities are designed to produce a wide range of display sizes and types from 1" x 4" to 12" x 14" that can be manufactured with relatively minor changes to the basic equipment set-up.

     The CRT facility is designed to produce 5" x 5" and 6" x 6" militarized CRTs. However, the Company believes that the CRT facility and technology can be scaled to produce displays up to 25" per side with little capital investment.

     The Company's manufacturing operations consist of the procurement and inspection of components, manufacture of the display component, final assembly of all components and extensive testing of finished products. The Company currently procures all of its raw materials from outside suppliers. This includes glass substrates, driver integrated circuits, electronic circuit assemblies, power supplies and high density interconnects.

     Quality and reliability are emphasized in the design and manufacture of the Company's products. All of the Company's manufacturing facilities have active operator training/certification programs and regularly use advanced statistical process control techniques. The Company's products undergo thorough quality inspection and testing throughout the manufacturing process.

     The Company believes that worldwide quality standards are increasing and that many customers now want manufacturers to have ISO9001 certification. This certification requires that a company meet a set of criteria, established by an independent, international quality organization that measures the quality of systems, procedures and implementation in manufacturing, marketing and development of products and services. As of September 27, 1996, all three operating divisions have received and maintain their ISO9001 certification.

SALES AND MARKETING

     The Company's products are distributed worldwide through a combination of independent sales representatives, distributors and Company-employed sales personnel. In the United States, Planar has regional sales personnel in the Newark, Boston, Chicago, Dallas, Tampa and Portland metropolitan areas. Each of these locations is staffed by a regional sales manager who has responsibility for OEM sales in a specific region. Each region also has a number of independent sales representatives who generally have exclusive marketing and sales rights in their area and are managed by the regional sales manager. International sales are conducted through a combination of direct sales offices (Finland, Germany and the United Kingdom), independent sales representatives and distributors.

COMPETITION

     The market for information displays is highly competitive, and the Company expects this to continue. The Company believes that over time this competition will have the effect of reducing average selling prices of flat panel displays. If the Company is unable to increase unit volumes or increase the performance of its products in order to offset or reduce any decreases in selling prices, the Company's results of operations would be adversely impacted. In addition, the Company's ability to maintain gross margins will depend in part on its ability to reduce cost of sales in an amount sufficient to compensate for any decreases in selling prices.

     While the Company's only significant current competitor in the EL display market is Sharp, the Company competes with other display manufacturers, including suppliers of displays using competing display technologies. The principal bases of competition among display suppliers are commercial availability, long life, price, display performance (e.g., brightness, color capabilities, contrast and viewing angle), size, customer service, design flexibility, power usage, durability and ruggedness. The Company believes its total quality program, flexibility, responsiveness, regional production sites, technical support and customer satisfaction programs are important to the competitive position of the Company.

     In addition to EL, the principal display technologies against which the Company competes are gas plasma displays, PMLCDs and AMLCDs. The principal supplier of gas plasma displays is Fujitsu. The principal suppliers of PMLCDs are Sharp, Toshiba, Optrex, Seiko-Epson and Hitachi. The principal suppliers of AMLCDs are Sharp, DTI, Hitachi and NEC. A number of Korean companies including Samsung, Hyundai and Goldstar have also made significant investments in AMLCD technology.

     The Company's CRT business, Planar Advance, has no direct competitors but there are three companies offering military avionic displays: Sextant Avionique SA, Sony Corp. and Thompson CSF. Due to the products' design and performance, the Company believes that it currently supplies 100% of the United States' market for high brightness full color military CRTs and has a dominant share of the total military cockpit display market worldwide. Increasingly, the Company is seeing display manufacturers attempting to move into the military avionics markets with the U.S. government investing significantly in the AMLCD technology for avionics applications. The primary competitors producing militarized AMLCDs are Litton Canada and OIS Optical Imaging Systems.

INTELLECTUAL PROPERTY

     The Company relies on a combination of patents, trade secrets, trademarks, copyrights and other intellectual property law, nondisclosure agreements and other measures to protect its proprietary rights. The Company currently owns or has license rights to over 50 patents and several more pending patent applications for its technologies. The expiration dates of the Company's existing patents range from 1999 to 2012. Features for which the Company has and is seeking patent protection include display glass design, materials, electronics addressing and control functions and process manufacturing.

     Pursuant to the agreements under which the Company receives research and development funding from government agencies, the funding entities retain certain rights with respect to technical data developed by the Company pursuant to funded research. Generally, these rights restrict the government's use of the specific data to governmental purposes, performed either directly or by third parties sub-licensed by the government. Rights, under the Company's funding agreements with private sector companies, vary significantly with the Company and the third party each retaining certain intellectual property rights.

EMPLOYEES

     As of September 27, 1996, the Company had 557 full-time, regular employees worldwide, 287 in the United States and 270 in Europe. Of these employees, 41 were engaged in marketing and sales, 93 in research, development and product engineering, 47 in finance and administration, 67 in manufacturing support and 309 in manufacturing.

     The Company's future success will depend in a large part upon its ability to continue to attract, retain and motivate highly skilled and qualified manufacturing, technical, marketing, engineering and management personnel. The Company's U.S. employees are not represented by any collective bargaining units and the Company has never experienced a work stoppage in the U.S. The Company's Finnish employees are, for the most part, covered by national union contracts. These contracts are negotiated annually between the various unions and the Employer's Union and stipulate benefits, wage rates, wage increases, grievance and termination procedures and work conditions.

ITEM 2. PROPERTIES

     The Company leases its three primary manufacturing facilities and various sales offices in the United States and Europe. The two U.S. facilities, located in Beaverton, Oregon, are Planar America and Planar Advance. Planar America leases 45,000 square feet of custom designed space, including 5,000 square feet of cleanroom. Planar Advance's operation is located in a large facility in which it leases 29,000 square feet, including about 7,000 square feet of cleanroom. The European facility, located in Espoo, Finland, is a custom designed facility in which Planar leases 85,000 square feet, including approximately 15,000 square feet of cleanroom.

     During fiscal 1994, the Company acquired a 21,000 square foot facility with approximately 6,000 square feet of cleanroom located near the Planar America facility. This facility will be used for research and development activities and production of headmounted displays. Additionally, the Company has leased 17,000 square feet of an adjacent building.

     The Company has five field sales offices in key U.S. metropolitan areas and two sales offices in Europe. The offices are located in Newark, Boston, Chicago, Dallas, Tampa, London and Munich metropolitan areas. Lease commitments for these facilities are short term, typically six to twelve months. None of these sales offices has any significant leasehold improvements nor are any planned.

     The Company believes that its current facilities are adequate for its immediate and near term requirements and does not anticipate the need for significant expansion in the near future.

ITEM 3. LEGAL PROCEEDINGS

     There are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders during the fourth quarter of the fiscal year.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Shares of the Company's Common Stock stock commenced trading in the over-the-market on the Nasdaq National Market System on December 16, 1993, under the symbol PLNR. As of December 9, 1996, there were 5,460 beneficial holders of the Company's Common Stock.

     The Company has never declared nor paid any cash dividend on its capital stock. The Company currently intends to retain its earnings to support operations and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The following table sets forth for the fiscal periods indicated, the range of the high and low closing prices for the Company's Common Stock on the Nasdaq National Market System.

                                                           High       Low
FISCAL 1995
First Quarter                                              $23.38    $13.75
Second Quarter                                              24.25     19.75
Third Quarter                                               22.25     18.00
Fourth Quarter                                              22.63     18.50

FISCAL 1996
First Quarter                                               20.00     15.00
Second Quarter                                              18.75     10.63
Third Quarter                                               16.50     12.00
Fourth Quarter                                              13.00      9.50

FISCAL 1997
First Quarter (through December  9, 1996)                   10.50      9.88

ITEM 6. SELECTED FINANCIAL DATA

Fiscal year
(in thousands, except per share)      1996      1995      1994      1993      1992
OPERATIONS
Sales                                 $80,371   $78,523   $60,359   $45,799   $38,134
Gross Profit                           27,988    28,388    20,740    14,926     8,736
Income from operations                  9,104    12,102     8,582     5,142       415
Net income                            $ 8,672   $10,537   $ 7,462   $ 6,038   $ 2,203
Net income per share                  $  0.77   $  0.98   $  0.77   $  0.81   $  0.31
BALANCE SHEET
Working capital                       $56,924   $59,078   $40,067   $20,562   $18,191
Assets                                 97,295    88,674    64,015    29,865    27,582
Long term liabilities                   4,176     2,477       450        23       186
Shareholders' equity                   79,969    72,356    49,402    19,697    17,240

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

     The Company is a worldwide leader in the development, manufacture and marketing of high performance electronic display products. Planar began shipping products in 1983 and has experienced revenue growth based upon the expansion of its product line and market acceptance of its products for a variety of applications. In August 1994, the company acquired the avionics display operations of Tektronix, Inc. and has continued these operations through
a wholly owned subsidiary, Planar Advance, Inc.   Therefore, the Company's
results of operations for fiscal year 1994 include only one month of results from Planar Advance.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Consolidated Financial Statements of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FISCAL YEAR ENDED                           SEPT.  27, 1996    SEPT. 29, 1995    SEPT. 30, 1994
                                            ---------------    --------------    --------------
Sales                                                100.0%            100.0%            100.0%
Cost of sales                                         65.2              63.8              65.6
                                            --------------     -------------     -------------
Gross profit                                          34.8              36.2              34.4
Operating expenses:
  Research and development, net                        8.8               6.4               5.5
  Sales and marketing                                  8.8               8.5               9.0
  General and administrative                           6.5               6.5               6.5
  Amortization of excess fair market
   value of acquired
    net assets over purchase price                    (0.6)             (0.6)             (0.8)
                                            --------------     -------------     -------------
      Total operating expenses                        23.5              20.8              20.2
                                            --------------     -------------     -------------
Income from operations                                11.3              15.4              14.2
Non-operating income (expense):
  Interest, net                                        1.9               1.9               1.4
  Foreign exchange, net                                0.3              (0.9)             (2.2)
  Other, net                                            --                --              (0.1)
                                            --------------     -------------     -------------
      Net non-operating income (expense)               2.2               1.0              (0.9)
                                            --------------     -------------     -------------
Income before income taxes                            13.5              16.4              13.3
Provision for income taxes                             2.7               3.0               0.9
                                            --------------     -------------     -------------
Net income                                            10.8%             13.4%             12.4%
                                            ==============     =============     =============

     Sales. The Company's sales increased by 2.4% to $80.4 million in fiscal 1996 from $78.5 million in fiscal 1995. The increase in fiscal 1996 was attributed primarily to increases in sales to manufacturers of medical and industrial products and sales in the information technology market, specifically in the bedside point of care market which offset a decline of nearly 30% in military sales. Fiscal 1995 sales increased by 30.1% from $60.4 million in fiscal 1994. The increase in fiscal 1995 sales was principally due to the additional sales attributed to Planar Advance, which was acquired in August 1994.

     International sales, net of intercompany eliminations, increased 10% to $29.8 million in fiscal 1996 over the $27.1 million recorded in fiscal 1995 and increased 70.2% in fiscal 1995 from fiscal 1994. As a percentage of the total sales, international sales increased in fiscal 1996 to 37.1%. This was attributable to two primary factors: increase in military orders to Europe which offset a decline in European sales of the component business. The higher percentage, 34.5%, in fiscal 1995 versus fiscal 1994, 26.4%, is largely attributable to the addition of Planar Advance and general strengthening in the European economy.

     Gross Profit. The Company's gross profit as a percentage of sales decreased to 34.8% in fiscal 1996 from 36.2% in fiscal 1995 and 34.4% in fiscal 1994. The decrease in gross margin in fiscal 1996 is primarily due to the decline in the CRT business which is historically at a higher margin. The increase in gross margin in fiscal 1995 related primarily to the addition of the CRT sales which are historically at a higher margin.

     Research and Development. Total expenses related to research and development increased 17.1% in fiscal 1996 from fiscal 1995 and 68.1% in fiscal 1995 from fiscal 1994. Net expenses (after the deduction of related contract funding) increased 41.2% in fiscal 1996 from fiscal 1995 and increased by 49.1% in fiscal 1995 from fiscal 1994. The increase in fiscal 1996 is primarily related to the continued development of new technologies. The increase in fiscal 1995 is due to both the expansion of on-going programs and the addition of Planar Advance. Increases in net expenses in both years are related to continued work on the next generation color products, new technology development at Planar Advance including work on AMLCDs and FEDs and the development of a new display product line, AMEL headmounted displays.

     Sales and Marketing. Sales and marketing expenses increased by 6.7% to $7.1 million in fiscal 1996 from $6.7 million in fiscal 1995 and increased 23.2% in fiscal 1995 from $5.4 million in fiscal 1994. The increase in marketing and sales costs is attributed to sales commissions paid on a higher level of sales and an increased focus on marketing. As a percentage of sales, sales and marketing expenses increased to 8.8% in 1996 from 8.5% in fiscal 1995 and decreased from 9.0% in fiscal 1994. The increase in fiscal 1996 is due to the additional resources added to the North American sales force. The decrease in fiscal 1995 as a percentage of sales was attributed to better utilization of sales and marketing resources due to the growth in sales.

     General and Administrative. General and administrative costs increased by 1.9% to $5.2 million in fiscal 1996 from $5.1 million in fiscal 1995 and increased 31.8% over the $3.9 million spent in fiscal 1994. The increase in fiscal 1996 was primarily due to the increases in overall costs. The increase in fiscal 1995 was primarily related to the additional administration costs associated with Planar Advance.

     Amortization of Excess of Fair Market Value of Acquired Net Assets Over Purchase Price. In connection with the Company's acquisition of Planar International in January 1991, the Company exchanged Common Stock with a fair market value (based upon an independent valuation) equivalent to the value of the business acquired. Due to historical losses of this business and the expectation of future losses, the value of the Common Stock paid was less than the fair market value of the net assets acquired. This required the Company to write fixed assets down to zero and to record negative goodwill on its balance sheet for the remaining amount of the excess of fair market value of the net assets acquired over the purchase price. Amortization of this negative goodwill has created a positive offset to operating expenses in the amount of $476,000 per year. Negative goodwill is being amortized over a ten-year period.

     Non-operating Income and Expense. Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. Net interest income increased in fiscal 1996 from fiscal 1995 due to increased average cash balances. Net interest income increased in fiscal 1995 from fiscal 1994 due to the increased cash invested as a result of the completion of the Company's secondary public offering and increased profitability.

     Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash accounts denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses accounted for a gain of $242,000, or 2.2% of income before provision for income taxes in fiscal 1996, a loss of $690,000, or 5.4% of income before provision for income taxes in fiscal 1995, and a loss of approximately $1.4 million in fiscal 1994. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates.

     From September 29, 1995 to September 27, 1996, the U.S. dollar strengthened by almost 6% against the Finnish markka. This strengthening of the U.S. dollar resulted in lower reported revenues and operating expenses due to translation of the Finnish markka to U.S. dollars for consolidated financial reporting.

     Generally, most European sales are denominated in the German mark. From September 29, 1995 to September 27, 1996, the German mark strengthened against the Finnish markka by approximately 1% which resulted in higher revenues and higher gross profits on these sales.

     The Company generally realizes about one-third of its revenue outside the United States and expects this to continue in the future. Additionally, the functional currency of the Company's major foreign subsidiary, Planar International, is the Finnish markka which must be translated to U.S. dollars for consolidation. As such, the Company's business and operating results will be impacted by the effects of future foreign currency fluctuations.

     Provision for Income Taxes. The effective income tax rate for the year ended September 27, 1996 was 20.0 % versus 18.2% in 1995 and 7.0% in fiscal 1994. This increase in effective tax rates is due to the profitability of the Planar International compared to the United States entities. The increase in 1995 was due to the increased profitability of the Company and the reduction of net operating loss carryforwards available. As a result of the acquisition of Planar International in January 1991, the Company recognized a change in ownership for tax purposes that resulted in a limitation on the annual utilization of net operating loss carryforwards for U.S. tax purposes. In each post-change year prior to fiscal 1994, the Company did not fully utilize its available net operating loss carryforwards and therefore the amount available in subsequent years was increased. In fiscal 1994, the Company fully utilized its available net operating loss carryforwards and therefore, in fiscal 1995 and 1996, the Company is subject to the $2.1 million annual limitation.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents unaudited consolidated financial results for each quarter in the two year period ended September 27, 1996. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                                                     Three Months Ended
                                                    -------------------------------------------------
                                                           (in thousands, except per share data)
                                                    -------------------------------------------------
                               Sept. 28,    June 28,     March 29,    Dec. 29,     Sept. 29,    June 30,     March 31,    Dec. 30,
                                 1996         1996         1996         1995         1995         1995         1995         1994
                               ---------    --------     ---------    --------     ---------    --------     ---------    --------
Sales                           $20,421      $19,519      $20,114      $20,317      $19,381      $19,529      $20,620      $18,993
Gross profit                      6,180        7,136        7,536        7,136        6,991        7,311        7,295        6,791
Income from operations            1,524        2,269        2,548        2,763        2,909        2,963        3,223        3,007
Net income                        1,210        2,111        2,646        2,705        2,802        2,759        2,567        2,409
Net income per common and
 common equivalent share        $  0.11      $  0.19      $  0.24      $  0.24      $  0.25      $  0.26      $  0.24      $  0.22
Weighted average number of
 common and common
 equivalent shares
  outstanding                    11,184       11,233       11,243       11,246       11,243       10,763       10,785       10,750

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $1.5 million, $9.5 million and $5.6 million in fiscal 1996, 1995 and 1994, respectively. The decline in 1996 from 1995 was primarily due to the increase in inventory and a decline in operating income. The increase in 1995 was primarily related to higher operating income.

     Additions to plant and equipment were $4.3 million, $6.9 million and $3.1 million in fiscal 1996, 1995 and 1994, respectively. The principle acquisitions during fiscal 1996 were related to additional capacity improvements at both Planar America and Planar International. The principle acquisitions during fiscal 1995 were related to upgrading the production facility and equipment at Planar International and additional research and development equipment at Planar America and the renovation costs associated with the acquired facility. In fiscal 1994, the principle acquisition was the purchase of a building near the Company's existing Oregon facility for $1.3 million. Investing activities in 1994 included the $2.3 million purchase of the avionics display operation of Tektronix, Inc.

     At September 27, 1996, the Company had a bank line of credit agreement with a borrowing capacity available of $2.5 million and credit facilities for financing equipment of $15.0 million. A similar bank line of credit was in place as of September 29, 1995. As of September 27, 1996 and September 29,

1995, no borrowings were outstanding under the credit line and approximately $5.2 million and $2.8 million was outstanding under the equipment financing lines, respectively.

     In June 1995, the Company completed a secondary stock offering of its common stock. The sale of 447,000 shares of Common Stock provided the Company with net cash proceeds, after deduction of issuing costs and expenses, of approximately $8.1 million. The Company believes that these proceeds, along with the cash on hand before the offering and cash generated from operations, will be sufficient to meet the Company's working capital requirements for the foreseeable future.

OUTLOOK: ISSUES AND UNCERTAINTIES

     Planar does not provide forecasts of future financial performance. While Planar's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

COMPETITION

     The market for information displays is highly competitive, and the Company expects this to continue. The Company believes that over time this competition will have the effect of reducing average selling prices of flat panel displays. Certain of the Company's competitors have substantially greater name recognition and financial, technical, marketing and other resources than the Company, and competitors of the Company have made and continue to make significant investments in the construction of manufacturing facilities for AMLCDs and other advanced displays. There can be no assurance that the Company's competitors will not succeed in developing or marketing products that would render the Company's products obsolete or noncompetitive. To the extent the Company is unable to compete effectively against its competitors, whether due to such practices or otherwise, its financial condition and results of operations would be materially adversely affected.

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

     The Company's flat panel products rely significantly on EL technology, which currently constitutes only a small portion of the information display market. The Company's future success will depend in part upon increasing acceptance of EL technology in the marketplace and development or acquisition of other display technologies by the Company. In that respect, the Company's competitors are investing substantial resources in the development and manufacture of displays using a number of alternative technologies. In the event these efforts result in the development of products that offer significant advantages over the Company's products, and the Company is unable to improve its technology or develop or acquire alternative technology that is more competitive, the Company's business and results of operations will be adversely affected.

     The Company's military product sales are principally based on CRT technology. Military avionics contractors are increasingly focused on incorporating displays, primarily AMLCDs, into cockpit applications that have traditionally used CRTs. The Company's ability to transition the military product line to flat panel displays over the next few years will be important to the long term success of Planar's military avionics business. The Company entered into an agreement with dpiX (a Xerox company) to jointly develop, manufacture and market AMLCDs into military applications. However, there can be no assurance that this business arrangement will be successful.

LEVEL OF ADVANCED RESEARCH AND DEVELOPMENT FUNDING

     The Company's advanced research and development activities have significantly been funded by outside sources, including agencies of the United States and Finnish governments and private sector companies. The Company's recently funded research and development activities have principally focused on multi-color and full color displays, headmounted displays, advanced packaging and other applications. The actual funding that will be recognized in future periods is subject to wide fluctuation due to a variety of factors including government appropriation of the necessary funds and the level of effort spent on contracts by the Company.

     As Congress has become more serious about balancing the federal budget, there has been significant debate on the level of funding to be made available to programs that have historically supported the Company's research activities. Additionally, government research and development funding has been gradually shifting to a more commercial approach, and contractors are increasingly required to share in the development costs. This trend is likely to continue, which could increase the Company's net research and development expenses. While the Company has historically not experienced any loss or decline of external research funding, the loss or substantial reduction of such funding could adversely affect the Company's results of operations and its ability to continue research and development activities at current levels. See Note 1 in the "Notes to Consolidated Financial Statements".

RELIANCE ON MEDICAL EQUIPMENT MARKET

     Over one third of the Company's sales in fiscal 1996 were made to customers that manufacture and sell medical equipment to health care providers worldwide, and the Company believes that sales in this market will continue to be important to the Company. As a result, developments that adversely impact the market for medical equipment produced by the Company's customers could, in turn, adversely affect the Company's business and results of operations. In addition, the Company's sales have been and may in future periods be adversely affected due to delays in approvals by foreign or domestic government regulatory agencies which prevent a customer of the Company from introducing, producing or marketing products.

INTERNATIONAL OPERATIONS AND CURRENCY EXCHANGE RATE FLUCTUATIONS

     Shipments to customers outside of North America accounted for approximately 37.1%, 34.5% and 26.4% of the Company's sales in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. The Company anticipates that international shipments will continue to account for a significant portion of its sales. As a result, the Company is subject to risks associated with international operations, including trade restrictions, overlapping or differing tax structures, changes in tariffs, export license requirements and difficulties in staffing and managing international operations (including, in Finland, relations with
national labor unions).   See "Management's Discussion and Analysis of Financial
Condition and Results of Operations."

DECLINING MILITARY EXPENDITURES

     As a result of the Company's acquisition of Planar Advance, the Company's sales for military applications have increased. Military capital expenditure levels have been declining for several years and depend largely on factors outside of the Company's control. Although the Company believes that its dependence on military sales will decrease as the Company continues to expand its customer base, no assurance can be given that military sales will continue at current levels.

EFFECTS OF QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

     Results of operations have fluctuated significantly from quarter to quarter in the past, and may continue to fluctuate in the future. Various factors, including timing of new product introductions by the Company or its competitors, foreign currency exchange rate fluctuations, disruption in the supply of components for the Company's products, changes in product mix, capacity utilization, the timing of orders from major customers, production delays or inefficiencies, seasonality, the timing of expenses and other factors affect results of operations. Quarterly fluctuations may adversely affect the market price of the Common Stock.

     The Company's backlog at the beginning of each quarter does not normally include all orders needed to achieve expected sales for the quarter. Consequently, the Company is dependent upon obtaining orders for shipment in a particular quarter to achieve its sales objectives for that quarter. The Company's expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, operating results may be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             PLANAR SYSTEMS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----
Independent Auditors' Report....................................... F-2
Consolidated Balance Sheets........................................ F-3
Consolidated Statements of Operations.............................. F-4
Consolidated Statements of Shareholders' Equity.................... F-5
Consolidated Statements of Cash Flows.............................. F-6
Notes to Consolidated Financial Statements......................... F-7



                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Planar Systems, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 27, 1996 and September 29, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended September 27, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 27, 1996 and September 29, 1995, and the results of their operations, and their cash flows for each of the years in the three-year period ended September 27, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Standards Board's Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" during the year ended September 29, 1995.

KPMG PEAT MARWICK LLP

Portland, Oregon
November 8, 1996

                             PLANAR SYSTEMS, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         September 27,    September 29,
                                                                             1996             1995
                                                                         -------------    -------------

                                     ASSETS
Current assets:
 Cash and cash equivalents (Note 1).........................              $23,089            $26,689
 Short-term investments (Note 1 and 3)......................                7,111             12,792
 Accounts receivable, net of allowance for doubtful
 accounts of $130 at 1996 and $110 at 1995 (Note 3 and 5)...               15,267             13,836
 Inventories (Notes 1 and 5)................................               17,134             11,818
 Other current assets (Note 1 and 9)........................                5,634              5,576
                                                                          -------            -------
    Total current assets....................................               68,235             70,711
 Plant and equipment, net (Notes 1, 4 and 5)................               13,752             11,760
 Long-term investments (Note 1 and 3).......................               12,838              5,602
 Other......................................................                2,470                601
                                                                          -------            -------
                                                                          $97,295            $88,674
                                                                          =======            =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable.....................................................    $ 3,900            $ 5,001
 Accrued compensation.................................................      2,979              3,092
 Current portion of long term debt (Note 5)...........................      1,039                427
 Other current liabilities (Notes 2 and 6)............................      2,917              2,637
 Current portion of excess fair market value of acquired
  net assets over purchase price (Note 1).............................        476                476
                                                                          -------            -------
    Total current liabilities.........................................     11,311             11,633
Deferred taxes (Note 7)...............................................        291                184
Long term debt, less current portion (Note 5).........................      4,123              2,372
Other long-term liabilities (Note 2)..................................         53                105
Long-term portion of excess fair market value of
 acquired net assets over purchase price (Note 1).....................      1,548              2,024
                                                                          -------            -------
    Total liabilities.................................................     17,326             16,318
Shareholders' equity:
 Preferred stock, $.01 par value. Authorized 10,000,000
  shares, no shares issued at 1996 or 1995
 Common stock, no par value. Authorized 30,000,000
  shares; issued 10,925,218 and 10,838,906 shares at 1996 and 1995,
  respectively........................................................     71,867             71,204
 Unrealized loss on marketable securities (Note 1)....................        (10)                (1)
 Retained earnings....................................................     10,579              1,907
 Foreign currency translation adjustment..............................     (2,467)              (754)
                                                                          -------            -------
    Total shareholders' equity........................................     79,969             72,356
                                                                          -------            -------
                                                                          $97,295            $88,674
                                                                          =======            =======

          See accompanying notes to consolidated financial statements.

                              PLANAR SYSTEMS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      Fiscal Year Ended
                                                                     -------------------

                                                   September 27,         September 29,         September 30,
                                                   -------------         -------------         -------------
                                                       1996                  1995                   1994
                                                       ----                  ----                   ----
Sales...................................              $80,371               $78,523               $60,359
Cost of sales...........................               52,383                50,135                39,619
                                                      -------               -------               -------
Gross profit............................               27,988                28,388                20,740
Operating expenses:
 Research and development, net (Note 1).                7,044                 4,987                 3,345
 Sales and marketing....................                7,097                 6,652                 5,401
 General and administrative.............                5,219                 5,123                 3,888
 Amortization of excess fair market
  value of
  acquired net assets over purchase                      (476)                 (476)                 (476)
   price (Note 1).......................              -------               -------               -------
    Total operating expenses............               18,884                16,286                12,158
                                                      -------               -------               -------
Income from operations..................                9,104                12,102                 8,582

Non-operating income (expense):
 Interest income........................                1,880                 1,516                   838
 Interest expense.......................                 (383)                  (48)                  (19)
 Foreign exchange, net..................                  242                  (690)                1,358
 Other, net.............................                -----                  ----                   (23)
                                                      -------               -------               -------
    Net non-operating income  (expense).                1,739                   778                  (562)
                                                      -------               -------               -------

Income before income taxes..............               10,843                12,880                 8,020
Provision for income taxes (Notes 1 and                 2,171                 2,343                   558
 7).....................................              -------               -------               -------
    Net income..........................              $ 8,672               $10,537               $ 7,462
                                                      =======               =======               =======

Net income per share (Note 1):
    Net income..........................                $0.77                 $0.98                 $0.77
                                                      =======               =======               =======
Weighted average number of common and
 common equivalent shares outstanding
 (Note 1)...............................               11,216                10,760                 9,648

          See accompanying notes to consolidated financial statements.

                              PLANAR SYSTEMS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                      Common Stock
                                      ------------
                                   Shares      Amount      Unrealized          Retained           Foreign               Total
                                   ------      ------        Loss on           Earnings           Currency          Shareholders'
                                                           Marketable          (Deficit)        Translation             Equity
                                                           Securities          ---------         Adjustment         -------------
                                                           ----------                           -----------
Balance, September 24, 1993..      7,034,196    42,589            --            (16,092)            (6,800)             19,697
 Shares issued in public
  offering
  (Note 8)...................      3,000,000    19,015                                                                  19,015
 Unrealized loss on long term
  investments................                                   (106)                                                     (106)

 Proceeds from issuance of
  common stock...............         85,995       164                                                                     164
 Foreign currency translation
  adjustment.................                                                                        3,170               3,170
 Net income..................                                                     7,462                                  7,462
                                  ----------   -------        -------      --------------    --------------           --------


Balance, September 30, 1994..     10,120,191    61,768          (106)            (8,630)            (3,630)             49,402
 Shares issued in public
  offering
  (Note 8)...................        446,988     8,072                                                                   8,072
 Unrealized gain on long term
  investments................                                     105                                                      105
 Proceeds from issuance of
  common stock...............        271,727       803                                                                     803
 Tax benefit from stock
  option
  exercises (Note 7).........                      561                                                                     561
 Foreign currency translation
  adjustment.................                                                                        2,876               2,876
 Net income..................                                                    10,537                                 10,537
                                  ----------   -------        -------      ------------      --------------           --------
Balance, September 29, 1995..     10,838,906    71,204            (1)             1,907               (754)             72,356

 Unrealized loss on long term
  investments................                                     (9)                                                       (9)

 Proceeds from issuance of
  common stock...............         86,312       520                                                                     520
 Tax benefit from stock
  option
  exercises (Note 7).........                      143                                                                     143
 Foreign currency translation
  adjustment.................                                                                       (1,713)             (1,713)

 Net income..................                                                     8,672                                  8,672
                                  ----------   -------   ------------    --------------      --------------    ---------------
Balance, September 27, 1996..     10,925,218   $71,867          $(10)          $ 10,579             (2,467)            $79,969
                                  ==========   =======   ============    ==============      ==============    ===============


          See accompanying notes to consolidated financial statements.

                              PLANAR SYSTEMS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  Fiscal Year Ended
                                                                 -------------------

                                                  September 27,         September 29,         September 30,
                                                  -------------         -------------         -------------
                                                      1996                  1995                  1944
                                                      ----                  ----                  ----
Cash flows from operating activities:
Net income..............................              $ 8,672              $ 10,537              $  7,462
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization..........                2,003                 1,636                   718
 Amortization of excess market value of
  acquired net assets over purchase price                (476)                 (476)                 (476)
 Gain on sale of equipment..............                  (20)                   --                    --
 Increase in deferred taxes.............                  119                    69                    38
 Foreign exchange (gain) loss...........                 (263)                  398                   820
 Tax benefit of stock option exercised..                  143                   561                    --
 Increase in accounts receivable........               (1,777)               (2,557)               (2,500)
 (Increase) decrease in inventories.....               (5,870)                1,274                (2,831)
 (Increase) decrease in other current                  (1,187)               (2,558)                  532
  assets................................
 Increase (decrease) in accounts payable                 (983)                  456                   547
 Increase (decrease) in accrued                            (6)                  465                   675
  compensation..........................
 Increase (decrease) in other current                   1,095                  (270)                  626
  liabilities...........................              -------              --------              --------
Net cash provided by operating                          1,450                 9,535                 5,611
 activities.............................

Cash flows from investing activities:
Purchase of plant and equipment.........               (4,320)               (6,911)               (3,064)
Purchase of a business..................                   --                    --                (2,271)
Equipment and rent deposits.............                  475                  (392)                 (146)
Payment of long term liability..........                 (209)                 (187)                   --
Purchase of equity security.............               (2,011)                   --                    --
Net sales (purchase) of short-term                      5,681                (7,367)               (3,931)
 investments............................
Net purchase of long-term investments...               (5,234)               (1,281)               (4,322)
                                                      -------              --------              --------
Net cash used by investing activities...               (5,618)              (16,138)              (13,734)

Cash flows from financing activities:
Principle payments under capital lease                     --                    --                  (185)
 obligations............................
Net proceeds of long term debt..........                2,363                 2,799                    --
Net proceeds of long term receivable....               (2,131)                   --                    --
Net proceeds from issuance of capital                     520                 8,875                19,179
 stock..................................              -------              --------              --------
Net cash provided by financing                            752                11,674                18,994
 activities.............................

Effect of exchange rate changes on cash
 and cash equivalents............................        (184)                  463                   329
                                                      -------              --------              --------
Net increase (decrease) in cash and cash
 equivalents............................               (3,600)                5,534                11,200
Cash and cash equivalents at beginning                 26,689                21,155                 9,955
 of period..............................              -------              --------              --------
Cash and cash equivalents at end of                   $23,089              $ 26,689              $ 21,155
 period.................................              =======              ========              ========

Supplemental cash flow disclosure:
 Cash paid for interest.................              $   383              $     48              $     19
 Cash paid for income taxes.............              $ 2,171              $  1,391              $    558

          See accompanying notes to consolidated financial statements.

                             PLANAR SYSTEMS, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

     Planar Systems, Inc. was incorporated on April 27, 1983 and commenced operations in June 1983. Planar Systems, Inc., and its wholly-owned subsidiaries (collectively, the "Company") are engaged in developing, manufacturing and marketing of electronic display products. These display products primarily include electroluminescent (EL) and high performance taut shadow mask cathode ray tubes (CRT) technologies.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the financial statements of Planar Systems, Inc. and its wholly-owned subsidiaries, Planar International Ltd., Planar America, Inc. and Planar Advance, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

FISCAL YEAR

     The Company's fiscal year ends on the last Friday in September. The last day of fiscal 1996, 1995 and 1994 was September 27, September 29 and September 30, respectively. Due to statutory requirements, Planar International's fiscal year-end is September 30. All references to a year in these notes are to the Company's fiscal year ended in the period stated which includes the fiscal year results of Planar International.


USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

     The local currency is the functional currency of the Company's foreign subsidiary. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates, in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". Adjustments from foreign currency translation are included as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included as a component of non-operating income (expense).

STATEMENT OF CASH FLOWS

     Cash and cash equivalents consist of highly liquid instruments with original maturities of three months or less in accordance with SFAS No. 95, "Statement of Cash Flows".

     In accordance with SFAS No. 95, cash flows from the Company's operations in Finland are calculated based upon its functional currency. As a result, amounts related to assets and liabilities reported on the Statement of Consolidated Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies is reported as a separate line item in the Consolidated Statements of Cash Flows.

INVESTMENTS

     Effective October 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS No. 115, prior years' financial statements have not been restated to reflect the change in the accounting method.

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At September 27, 1996, the Company had no investments that qualified as trading or held to maturity.

     The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. The cost of securities sold is based upon specific identification.

     At September 27, 1996, the Company's investments in debt and equity securities were classified as cash and cash equivalents and short-term investments. These investments are diversified among high credit quality securities in accordance with the Company's investment policy. As of September 27, 1996, all debt securities are invested in federal and state and municipal
securities.   These securities have been reported at their fair market value of
$32,191 compared to historical cost of $32,201. The unrealized losses of $10 are reported as a separate component of shareholders' equity, net of deferred taxes.

     The estimated fair value of debt securities available for sale by contractual maturities at September 27, 1996 is as follows:

Due in three months or less                               $14,253
Due after three months through one year                     7,111
Due after one year through three years                     10,827
                                                       ----------
                                                          $32,191
                                                       ==========

INVENTORIES

     Inventories are stated at the lower of cost (first in, first out method) or market, net of reserves for estimated inventory obsolescence based upon the Company's best estimate of future product demand. Inventories consist of:

                            September 27,        September 29,
                            -------------        -------------
                                1996                  1995
                                ----                  ----
Raw materials.....              $10,616              $ 6,240
Work in process...                3,323                2,949
Finished goods....                3,195                2,629
                                -------              -------
                                $17,134              $11,818
                                =======              =======

PLANT AND EQUIPMENT

     Depreciation of equipment is computed on a straight line basis over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized on a straight line basis over the lesser of the life of the leases or the estimated useful lives of the assets. Depreciation of the building is computed on a straight line basis over the estimate useful life of the building, estimated to be 39 years.

INCOME TAXES

     Under SFAS No. 109, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax credits will be recognized as reductions of the provision for income taxes in the year the credits are realized (the "flow-through method").

REVENUE RECOGNITION

     The Company recognizes revenue from product sales upon shipment.

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

                                                            Fiscal Year Ended
                                              --------------------------------------------
                                              Sept. 27,        Sept. 29,         Sept. 30,
                                              ---------        ---------         ---------
                                                 1996             1995             1994
                                                 ----             ----             ----
Research and development expense...             $16,493          $14,084           $8,377
Contract funding...................               9,449            9,097            5,032
                                                -------          -------           ------
Research and development, net......             $ 7,044          $ 4,987           $3,345
                                                =======          =======           ======

As of September 27, 1996 and September 29, 1995, included in other current assets is $2,964 and $3,032, respectively, related to these research and development contracts.

PRODUCT WARRANTY

     The company provides a warranty for its products and establishes an allowance at the time of sale adequate to cover warranty costs during the warranty period. The warranty period is generally between twelve and fifteen months. This reserve is included in other current liabilities (Note 6).

EXCESS FAIR MARKET VALUE OF ACQUIRED NET ASSETS OVER PURCHASE PRICE

     The excess of fair market value of acquired net assets over purchase price is being amortized over a ten-year period using the straight line method.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period, using the treasury stock method. Common equivalent shares consist of options and warrants to purchase common stock.

FINANCIAL INSTRUMENTS

     The recorded amount of financial instruments approximates the fair market value.

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its financial statements costs related to its employees stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the financial statements.

     The Company expects to continue to use the intrinsic value based method of Accounting Principles Board Opinion 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans and to adopt only the disclosure requirements of SFAS No. 123 beginning with fiscal year 1997. Accordingly, SFAS 23 is not expected to have a material impact on the Company's results of operations or financial position.

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lives Assets to be Disposed Of." This statement specifies when long-lived assets should be reviewed for impairment, how to determine if such an asset is impaired, and how to measure an impairment loss. This statement also requires that long-lived assets held for disposal be valued at the lower carrying amount or fair value less the cost to sell the asset, except for assets that constitute part of discontinued operation. Adoption of SFAS No. 121 on a prospective basis is required for fiscal years beginning after December 15, 1995. The Company believes that implementation of this statement will not have a material effect on the financial position or results of operations.

NOTE 2 -- BUSINESS ACQUISITION

     In August 1994, the Company completed the acquisition of inventory, fixed assets and certain other properties and rights and assumed certain liabilities of the avionics business operation of Tektronix, Inc. (a related party) for a base price of approximately $2,300. In addition to the base price, the Company will also make contingent payments based on a percentage of revenue derived from current products for the next three years. These contingent payment have been estimated as of the date of the acquisition and are included in other current and long term liabilities. The Company has continued these operations through a wholly owned subsidiary, Planar Advance, Inc. since that time. This acquisition has been accounted for under the purchase method, and accordingly, the operating results of Planar Advance, Inc. have been included in the consolidated operating results since the date of the acquisition. Planar Advance, Inc.'s primary business is the manufacturing and selling of CRT's for defense avionics applications.

     The funds used to acquire this business were provided by the Company's operations and proceeds from the Company's recent initial public offering.

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Planar Advance, Inc. had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles, increased depreciation and the related income tax effects.

                             1994
                          -----------
                          (Unaudited)
                          -----------

Sales..................      $75,956
Net income.............      $ 8,336
Net income per share...      $  0.86

     The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect synergies that might be achieved from combined operations.

NOTE 3 -- CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables and investments. The risk in trade accounts receivable is limited due to the creditworthiness of the companies comprising the Company's customer base and their dispersion across many different sectors of the electronics industry and geographies. The risk in investments is limited due to the credit worthiness of investees comprising the portfolio, the diversity of the portfolio and relative low risk of municipal securities. At September 27, 1996, the Company does not believe it had any significant credit risks.

NOTE 4 -- PLANT AND EQUIPMENT

     Plant and equipment, at cost, consists of:

                                      1996        1995
                                    ---------   ---------

Buildings and improvements.......   $  1,331    $  1,331
Machinery and equipment..........     24,930      20,978
                                    --------    --------
 Total plant and equipment.......     26,261      22,309
 Less accumulated depreciation...    (12,509)    (10,549)
                                    --------    --------
  Net plant and equipment........   $ 13,752    $ 11,760
                                    ========    ========

NOTE 5 -- BORROWINGS

LINE OF CREDIT

     The Company has a bank line of credit which allows for borrowings up to $2,500. The line bears interest at the bank's prime rate (8.25% at September 27, 1996) and is unsecured with a negative pledge on account receivable and inventories. The agreement is subject to review at January 31, 1997. There were no borrowings outstanding on this line at September 27, 1996 or September 29, 1995.

LONG TERM DEBT

During fiscal 1996, the Company entered into credit facilities with several financial institutions to borrow up to $15 million to finance equipment purchases. These loans are secured by the financed equipment, mature in 2000 and bear interest at an average rate of 7.5%. As of September 27, 1996 and September 29, 1995, the company has $5.2 million and $2.8 million outstanding under these loans. Aggregate maturities over the next five years are $1,039 ,$1,120, $1,208, $1,366 and $429. Covenants under these agreements are not considered restrictive to normal operations.

NOTE 6 -- OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                                        1996      1995
                                                       ------    ------
Warranty reserve........................               $  643    $  810
Income taxes payable....................                  542       371
Deferred income taxes...................                  448       392
Current portion of long term contingent                   176       332
 payable................................
Deferred revenue........................                   65       183
Other...................................                1,043       549
                                                       ------    ------
Total...................................               $2,917    $2,637
                                                       ======    ======

NOTE 7 -- INCOME TAXES

         The components of income before income taxes and extraordinary item consist of the following:

                                            1996       1995       1994
                                           -------    -------    ------
Domestic................................   $ 5,484    $ 7,778    $5,285
Foreign.................................     5,359      5,102     2,735
                                           -------    -------    ------
    Total...............................   $10,843    $12,880    $8,020
                                           =======    =======    ======

         The following table summarizes the provision for US federal, state and foreign taxes on income.

                                            1996       1995       1994
                                           -------    -------    ------
Current:
 Federal................................   $   660    $ 1,268    $  170
 State..................................       170        455        45
 Foreign................................     1,137        695       281
                                           -------    -------    ------
                                             1,967      2,418       496
Deferred:
 Federal................................      (195)      (200)       --
 State..................................        --         --        --
 Foreign................................       399        125        62
                                           -------    -------    ------
                                           $ 2,171    $ 2,343    $  558
                                           =======    =======    ======

         The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                            1996       1995       1994
                                           ------     ------     ------
Computed statutory rate.................    34.0%      34.0%      34.0%
State income taxes, net of federal tax
 benefits...............................     0.6%       2.3        0.4
Effect of foreign tax rates.............    (2.7)      (3.2)      (2.5)
Permanent differences resulting from
 purchase accounting....................    (0.8)      (1.3)      (2.1)
Change in valuation reserve.............    (2.0)      (6.8)      (2.3)
Utilization of net operating loss
 carryforwards..........................    (6.5)      (5.4)     (19.6)
Benefit of tax exempt interest earned...    (3.0)      (2.4)      (1.9)
Other, net..............................     0.4        1.0        1.0
                                            ----       ----      -----
Effective tax rate......................    20.0%      18.2%       7.0%
                                            ====       ====      =====

     The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 27, 1996 and September 29, 1995 were as follows:

                                             1996       1995
                                           --------   --------
Deferred tax assets:
Inventory valuation reserve.............   $   449    $   286
Allowance for doubtful accounts.........        62         54
Valuation of intangibles................        29         25
Accrued vacation and other compensation.       240        197
Deferred revenue........................        --         71
Accrued warranty reserve................       194        266
Capital loss carryforwards..............        47        180
Net operating loss carryforwards........     3,280      4,019
                                           -------    -------
Gross deferred tax assets...............     4,301      5,098
 Valuation allowance....................    (3,468)    (4,634)
                                           -------    -------
  Deferred tax assets...................       833        463

Deferred tax liabilities:
Inventory valuation reserve.............      (448)      (392)
Accumulated depreciation................      (438)      (300)
Operating reserves......................      (291)      (147)
                                           -------    -------
  Deferred tax liabilities..............    (1,177)      (839)
                                           -------    -------

Net deferred tax liability..............     ($344)     ($376)
                                           =======    =======

     During fiscal year 1996 and 1995, the Company recognized tax benefits of $143 and $561 respectively, related to differences between financial and tax reporting of stock option transactions. This difference was credited to common stock.

     The Company has established a valuation allowance for certain deferred tax assets, including net operating loss and tax credit carryforwards. SFAS No. 109 requires that such a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. For fiscal year 1996 and 1995, the valuation reserve decreased by $1,166 and $1,574, respectively.

     At September 27, 1996, the Company has net operating loss carryforwards of approximately $9,650 available to reduce future federal taxable income. The carryforwards expire at various dates through 2006. Utilization of the carryforwards is subject to certain limitations due to the change in ownership of the Company which occurred in conjunction with the acquisition of Planar International. As a result of the acquisition, utilization of available net operating loss carryforwards is limited to approximately $2,100 per year.

NOTE 8 -- SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Company is authorized to issue up to 10,000,000 shares of preferred stock at $.01 par value. At the current time, no shares of preferred stock have been issued.

COMMON STOCK

     On June 19, 1995, the Company completed the issuance of an additional 447,000 shares of its common stock. Proceeds to the Company were approximately $8,100 after deducting applicable issuance costs and expenses. The net proceeds are expected to be used for general corporate purposes, including the financing of working capital requirements, development or acquisition of technology, commercialization of new products and possible acquisitions.

STOCK OPTIONS

     In fiscal 1994, the Company adopted the 1993 Stock Incentive Plan which provides for the granting of options to buy shares of Common Stock. These options are intended to either qualify as "incentive stock options" under the Internal Revenue Code or "qualified stock options" not intended to qualify. Under the 1993 plan, options generally become exercisable 25% one year after grant and 6.25% per quarter thereafter, and expire ten years after grant. The 1993 plan generally supersedes the 1983 Stock Incentive Plan. Options remain outstanding and exercisable under the 1983 plan. The option price under all plans is the fair market value as of the date of the grant. Total shares reserved under these plans are 2,097,604 shares.

     The Company also adopted a 1993 stock option plan for nonemployee directors that provides an automatic annual grant to each outside director of the Company. Total annual grants under this plan cannot exceed 60,000 shares per year. Terms of this plan generally follow the 1993 Stock Incentive Plan. Information regarding these option plans is as follows:

                                            Number of
                                              Shares           Option Prices
                                            ---------         ---------------
Options outstanding at September 24,
 1993...................................      801,400           2.00 -   6.50
 Granted................................      175,750           6.50 -  12.00
 Exercised..............................       90,492           2.00 -   4.25
 Canceled...............................       23,492           2.25 -   9.00
                                            ---------         ------   ------
Options outstanding at September 30,
 1994...................................      863,166         $ 2.00 - $12.00
 Granted................................      178,000          19.50 -  23.37
 Exercised..............................      261,894           2.00 -  10.25
 Canceled...............................       13,967           2.25 -  23.00
                                            ---------         ------   ------
Options outstanding at September 29,
 1995...................................      765,305         $ 2.00 - $23.37
 Granted................................      822,700           9.87 -  19.13
 Exercised..............................       71,942           2.25 -  14.13
 Canceled...............................      344,199           2.50 -  23.00
                                            ---------         ------   ------
Options outstanding at September 27,
 1996...................................    1,171,864         $ 2.00 - $23.37
                                            =========         ===============
Exercisable at September 27, 1996.......      485,616
========================================    =========

EMPLOYEE STOCK PURCHASE PLAN

     In fiscal 1995, the Company adopted the 1994 Employee Stock Purchase Plan which provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company's Common Stock at 85 percent of the fair market value at specific dates. At September 27, 1996, 261,197 shares remain available for purchase through the plan and there were 532 employees eligible to participate in the plan, of which 128, or 24.1 percent, were participants. Employees purchased 14,370 shares, at $10.41 per share during the year. Total receipts to the company were $142. Since the plan is noncompensatory, no charges to operations have been recorded.

NOTE 9 -- RELATED PARTY TRANSACTIONS

     The Company leases certain facilities from a related party. Rental expense under this lease was $1,114, $1,126 and $908, for the years ended September 27, 1996, September 29, 1995 and September 30, 1994, respectively. As part of the acquisition (discussed at Note 2), the company leases facilities space from another shareholder, Tektronix, Inc. Rental expense under this lease was $216 and $196 for the years ended September 27, 1996 and September 29, 1995.

     The Company purchases equipment and supplies, at fair value, from a related party. Such purchases totaled $209, $682, and $66 during 1996, 1995 and 1994, respectively. Additionally, $179, $12 and $121 of the Company's sales during 1996, 1995 and 1994, respectively, were to this shareholder. These sales were also at fair market value.

     The Company has receivables due from certain of its foreign subsidiary's employees. Included in other current assets at September 27, 1996 and September 29, 1995 is $79 and $26, respectively, related to these receivables. At September 29, 1995, employee receivables included in other assets were $107.

NOTE 10 -- COMMITMENTS

OPERATING LEASES

     Most of Company's office and manufacturing facilities are subject to long-term operating leases. In addition, regional sales offices and automobiles are subject to leases with terms ranging from one to twelve months.

     At September 27, 1996, the approximate minimum annual operating lease payments are:


Fiscal year ending in September:
--------------------------------
1997.................................... $1,939
1998....................................  1,945
1999....................................  1,921
2000....................................  1,686
2001....................................  1,695
                                         ------
                                         $9,186
                                         ======

     Total rent expense was $1,921, $1,880 and $1,483 for the years ended September 27, 1996, September 29, 1995 and September 30, 1994, respectively.

NOTE 11 -- GEOGRAPHIC INFORMATION

     The Company operates in one industry. Operations include developing, manufacturing, and marketing EL displays and high performance CRTs.

     Information concerning geographic area for fiscal year 1994, 1995 and 1996 is summarized below:

                                 North          Rest of
                                -------         -------
                                America          World     Eliminations    Consolidated
                                -------         -------    -------------   ------------
1994:
 Sales.................         $45,989         $34,080       $(19,710)        $60,359
 Net income............           5,070           1,898            494           7,462
 Identifiable assets...          62,545          23,759        (22,289)         64,015
1995:
 Sales.................         $57,062         $40,244       $(18,783)        $78,523
 Net income............           6,299           3,801            437          10,537
 Identifiable assets...          78,589          31,393        (21,308)         88,674
1996:
 Sales.................         $60,351         $39,516       $(19,496)        $80,371
 Net income............           4,715           3,492            465           8,672
 Identifiable assets...          90,115          31,727        (24,547)         97,295

     North American sales include all sales made in Canada, the United States and Mexico. Rest of the World sales includes all sales made in countries outside of North America, which in fiscal years 1996, 1995 and 1994 principally consisted of sales made in Europe and Japan.

NOTE 12 -- 401(k) AND PROFIT SHARING

     All employees in North America over 21 years of age who have completed at least three months of service are eligible to participate in the 401(k) savings and profit sharing plan. Employees can contribute between 0% and 15% of their gross pay subject to statutory maximums. The Company matches 50% of the first 10% of each participating employee's contributions, also subject to statutory maximums. Employer contributions vest over four years. The 401(k) plan expense amounted to $438, $332 and $192 for the years ended September 27, 1996, September 29, 1995 and September 30, 1994, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF PLANAR SYSTEMS, INC.

     The information set forth under the captions "Election of Directors" and "Management" appearing on pages 2 through 4 of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 13, 1997, is incorporated by reference into this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" appearing on pages 5 through 9 of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 13, 1997, is incorporated by reference into this Report.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Stock Owned by Management and Principal Shareholders" appearing on page 11 of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 13, 1997, is incorporated by reference into this Report.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

PART IV
-------

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON 8-K

(a) Financial Statements and Schedules

     The financial statements of Planar Systems, Inc. as set forth under Item 8 are filed as part of this report.

     Financial statement schedules have been omitted since the information called for is not present in amounts sufficient to require submission of the schedules.

     The independent auditors' report with respect to the above-listed financial statements appears on page 19 of this report.

(b) Reports on 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal 1996.

(c) Exhibits

Exhibit
Number    Title
------    -----
3.1*      Second Restated Articles of Incorporation of Planar Systems, Inc.

3.2*      First Restated Bylaws of Planar Systems, Inc.

3.3       Amendment to Second Restated Articles of Incorporation of Planar
          Systems, Inc.

4.1*      Specimen stock certificate

4.4       Rights Agreement dated as of February 1, 1996 between Planar Systems,
          Inc. and First Interstate Bank of Oregon, N.A. (Incorporated by reference to the Company's Form 8-K filed as of February 21, 1996)

10.1* Form of Indemnity Agreement between Planar Systems, Inc. and each of its executive officers and directors

10.2*     Amended and Restated 1983 Incentive Stock Option Plan

10.3*     1993 Stock Option Plan for Nonemployee Directors

10.4*     1993 Incentive Stock Option Plan

10.5      1994 Employee Stock Purchase Plan (incorporated by reference to the
          Company's Annual Report on Form 10-K filed on December 27, 1994)

10.6*     Registration Rights Agreement dated December 30, 1990

10.7*     Lease agreement dated as of September 30, 1993 between Science Park
          Limited Partnership I and Planar Systems, Inc.

10.8*     Lease agreement between Metra Corporation and Planar International,
          Ltd (English translation)

10.9      Lease agreement dated as of August 26, 1994 between Tektronix, Inc.
          and Planar Systems, Inc. (Incorporated by reference to the Company's
          Form 8-K filed as of August 26, 1994)

10.10     Asset Purchase Agreement dated August 26, 1994 between Tektronix, Inc.
          and Tektronix Federal Systems, Inc. and Planar Systems, Inc and Planar
          Advance (Incorporated by reference to the Company's Form 8-K filed on September 12, 1994)

21        Subsidiaries of Planar Systems, Inc. (Incorporated by reference to the
          Company's Annual Report on Form 10-K filed on December 27, 1994)

23        Consent of KPMG Peat Marwick LLP dated December 23, 1996

24        Power of Attorney (included on Signature Page)

27        Financial Data Schedule

* Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PLANAR SYSTEMS, INC.
December 23, 1996                   By: /s/ JACK RAITON
                                       ----------------
                                    Jack Raiton
                                    Vice President
                                    Chief Financial Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack Raiton and James M. Hurd, and each of them singly, as his true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ JAMES M. HURD          President, Chief Executive Officer,             December 23, 1996
------------------------   Director (Principal Executive Officer)
James M. Hurd

/s/ JACK RAITON            Vice President, Chief Financial Officer,        December 23, 1996
------------------------   (Principal Financial and Accounting Officer)
Jack Raiton

/s/ CURTIS M. STEVENS      Executive Vice President,                       December 23, 1996
------------------------   Director
Curtis M. Stevens

/s/ WILLIAM D. WALKER      Chairman of the Board                           December 23, 1996
------------------------
William D. Walker

/s/ STEVEN E. WYNNE        Director                                        December 23, 1996
------------------------
Steven E. Wynne

/s/ HEIKKI T. HORSTIA      Director                                        December 23, 1996
------------------------
Heikki T. Horstia

/s/ GREGORY H. TURNBULL    Director                                        December 23, 1996
------------------------
Gregory H. Turnbull