Form 10-Q
period 1996-12-27
PLANAR SYSTEMS INC
filed 1997-02-10
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________________________________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the Quarter Ended December 27, 1996            Commission File No.  0-23018

_______________________________________________________________________________


PLANAR SYSTEMS, INC.
(exact name of registrant as specified in its charter)

Oregon                                         93-0835396
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1400 NW Compton Dr., Beaverton, Oregon         97006
(Address of principal executive offices)       (zip code)

Registrant's telephone number, including area code: (503)690-1100

_______________________________________________________________________________

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


           Number of common stock outstanding as of February 5, 1997
                   10,947,565 shares, no par value per share

PLANAR SYSTEMS, INC.

                                     INDEX
                                                                            Page
Part I. Financial Information
-----------------------------

Item 1.  Financial Statements

Consolidated Statements of Operations for the Three Months Ended
December 27, 1996 and December 29, 1995                                        3

Consolidated Balance Sheets at December 27, 1996 and
September 27, 1996                                                             4

Consolidated Statements of Cash Flows for the Three months Ended
December 27, 1996 and December 29, 1995                                        5

Notes to Consolidated Financial Statements                                     6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                      8


Part II. Other Information
--------------------------

Item 5. Other Information                                                     10

Item 6.  Exhibits and Reports on Form 8-K                                     12

Signatures                                                                    13

                         Part 1. FINANCIAL INFORMATION


Item 1. Financial Statements
                              Planar Systems, Inc.
                                and Subsidiaries
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                   Three Months Ended
                                          December 27, 1996    December 29, 1995
                                        -------------------   ------------------
Sales                                                    $22,152              $20,317
Cost of sales                                             14,879               13,181
                                             -------------------   ------------------
Gross profit                                               7,273                7,136
Operating expenses:
  Research and development, net (note 3)                   1,952                1,533
  Sales and marketing                                      1,879                1,687
  General and administrative                               1,471                1,272
  Amortization of excess fair market
   value of acquired net assets over
   purchase price                                           (119)                (119)
                                             -------------------   ------------------
      Total operating expenses                             5,183                4,373
                                             -------------------   ------------------
Income from operations                                     2,090                2,763
Non-operating income (expense):
  Interest, net                                              299                  413
  Foreign exchange, net                                      102                  228
  Other, net                                                (250)               -----
                                             -------------------   ------------------
      Net non-operating income                               151                  641
                                             -------------------   ------------------
Income before income taxes                                 2,241                3,404
Provision for income taxes (note 4)                          565                  699
Net income                                               $ 1,676              $ 2,705
                                             ===================   ==================


Net income per share (note 5):                             $0.15                $0.24

Weighted average number of common and common
  equivalent shares outstanding                           11,181               11,246

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                          Consolidated Balance Sheets
                                 (In thousands)

                                                        December 27, 1996   September 27, 1996
                                                           (Unaudited)
                                                      -------------------   ------------------
                 ASSETS
Current assets:
  Cash and cash equivalents                                      $ 25,791              $23,089
  Short-term investments                                            5,051                7,111
  Accounts receivable                                              17,220               15,267
  Inventories (note 2)                                             16,745               17,134
  Other current assets                                              5,534                5,634
                                                      -------------------   ------------------
    Total current assets                                           70,341               68,235
  Property, plant and equipment, net                               13,729               13,752
  Long-term investments                                            15,781               12,838
  Other                                                             2,760                2,470
                                                      -------------------   ------------------
                                                                 $102,611              $97,295
                                                      ===================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $  5,394              $ 3,900
  Accrued compensation                                              3,365                2,979
  Deferred revenue                                                    746                 ----
  Other current liabilities                                         3,150                2,917
  Current portion of long term debt                                 1,321                1,039
  Current portion of excess fair market
   value of acquired net assets over
   purchase price                                                     476                  476
                                                      -------------------   ------------------
      Total current liabilities                                    14,452               11,311
Deferred taxes                                                        286                  291
Other long term liabilities                                             8                   53
Long term debt, net of current portion                              5,079                4,123
Long-term portion of excess fair market
 value of acquired net assets over
 purchase price                                                     1,429                1,548
                                                      -------------------   ------------------
      Total liabilities                                            21,254               17,326

Shareholder's equity:
  Common stock                                                     72,020               71,867
  Unrealized gain (loss) on marketable securities                      60                  (10)
  Retained earnings                                                12,255               10,579
  Foreign currency translation adjustment                          (2,978)              (2,467)
                                                      -------------------   ------------------
      Total shareholders' equity                                   81,357               79,969
                                                      -------------------   ------------------
                                                                 $102,611              $97,295
                                                      ===================   ==================

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                        December 27, 1996   December 29, 1995
                                                        -----------------   -----------------
Cash flows from operating activities:
Net income                                                        $ 1,676             $ 2,705
Adjustments to reconcile net income to net cash
  provided <used> by operating activities
    Depreciation and amortization                                     751                 580
    Amortization of excess market value of acquired net
      assets over purchase price                                     (119)               (119)
    Loss on investment                                                250              ------
    Increase <decrease> in deferred taxes                              (3)                  1
    Foreign exchange gain                                             (93)               (216)
    Increase in accounts receivable                                (1,962)             (1,391)
    <Increase> decrease in inventory                                  244                (614)
    <Increase> decrease in other current assets                       (69)                800
    Increase in accounts payable                                    1,516                 402
    Increase in accrued compensation                                  423                  82
    Increase in deferred revenue                                      689                  34
    Increase in other current liabilities                             270                 777
                                                        -----------------   -----------------
Net cash provided by operating activities                           3,573               3,041

Cash flows from investing activities
Purchase of property, plant and equipment                            (827)             (1,609)
Increase in other long term assets                                   (301)               (512)
Purchase of equity investment                                       -----              (2,011)
Payment of other long term liabilities                                (45)                (87)
Net (purchase) sales of investments                                (1,063)                680
                                                        -----------------   -----------------
Net cash used by investing activities:                             (2,236)             (3,539)

Cash flows from financing activities
Net proceeds under long term debt                                   1,238               2,994
Net proceeds of long term receivable                                   20              ------
Net proceeds from issuance of capital stock                           153                 206
                                                        -----------------   -----------------
Net cash provided by financing activities:                          1,411               3,200

Effect of change of exchange rate
 changes on cash and cash equivalents                                 (46)                 11

Net increase in cash and cash equivalents                           2,702               2,713

Cash and cash equivalents at beginning of period                   23,089              26,689
                                                        -----------------   -----------------

Cash and cash equivalents at end of period                        $25,791             $29,402
                                                        =================   =================

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                  (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in connection with the Company's audited financial statements for the year ended September 27, 1996.

Note 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

                                     December 27, 1996   September 27, 1996
                                     -----------------   ------------------
                                        (Unaudited)
Raw materials                                  $10,224              $10,616
Work in process                                  3,840                3,323
Finished goods                                   2,681                3,195
                                               $16,745              $17,134
                                     =================   ==================

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

                                            Three Months Ended
                                    December 27, 1996    December 29, 1995
                                    -----------------   ------------------

Research and development                      $ 2,787              $ 2,569
Product engineering                             1,440                1,148
                                    -----------------   ------------------
     Total expense                              4,227                3,717
Contract funding                               (2,275)              (2,184)
     Research and development, net            $ 1,952              $ 1,533
                                    =================   ==================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K dated December 26, 1996.

RESULTS OF OPERATIONS

Sales
-----

The Company's sales were $22,152,000 in the fiscal quarter ended December 27, 1996 compared to $20,317,000 in the same quarter last fiscal year. The increase in sales is due to increases in sales to the medical segment of the business and increases in sales of military CRT products which offset a decline in the end user product sales and international sales. For this fiscal quarter, international sales were 26.4% of total sales compared to 35.5% in the same period last fiscal year.


Gross Profit
------------

The Company's gross profit as a percentage of sales decreased to 32.8% in this fiscal quarter ended December 27, 1996 from 35.1% in the same quarter last fiscal year. The decline in the quarter is related to changes in product mix.

Operating Expenses
------------------

The Company's operating expenses increased by 18.5% this fiscal quarter compared to the same quarter last fiscal year. The increase was primarily due to increases in research and development, reflecting additional expenses related to the development of new technologies, marketing and sales, due to additional sales resources added and general and administrative, due to increases in general corporate overhead. Overall, operating expenses as a percentage of sales increased to 23.4% in this fiscal quarter compared to 21.5% in the same quarter last fiscal year.


Non-Operating Income and Expense
--------------------------------

Net interest for this quarter declined as compared to the same period last fiscal year due to increased interest expense related to the increase in equipment financing.

The other expense shown in the first quarter of 1997 comprises a write down of an equity investment in a virtual reality headset manufacturing company.

The Company experienced a net gain from foreign currency transactions of $102,000 during the first quarter of fiscal 1997 compared to a net gain of $228,000 during the first quarter of fiscal 1996. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income.

From September 27, 1996 to December 27, 1996, the U.S. dollar strengthened almost 2% against the Finnish markka. This strengthening of the U.S. dollar resulted in lower reported revenues and operating expenses due to translation of the Finnish markka to U.S. dollars for consolidated financial reporting.

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

Provision for Income Taxes
--------------------------

The effective income tax rate for the quarter ended December 27, 1996 was 25.2% versus 20.5% in the same quarter in the prior year. The change in the effective rates are due to the relative profitability of the U.S. and foreign taxable entities.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 27, 1996, the Company generated $3.6 million in cash from operating activities compared to $3.0 million in the same period last fiscal year.

At December 27, 1996, the Company had a bank line of credit agreement with a borrowing capacity available to $2.5 million and credit facilities for financing equipment of $5 million. A similar bank line of credit was in place as of September 27, 1996. As of December 27, 1996 and September 27, 1996, no borrowings were outstanding under the credit line and $6.4 million was outstanding under the equipment financing lines at December 27, 1996 and $5.1 million at September 27, 1996.

For the three month period ended December 27, 1996, additions to property and equipment were $827,000 and $1.6 million for the same period last fiscal year. The principal acquisitions during this period were related to the addition of new production equipment at Planar International and in the prior year, the principal acquisitions were upgrading the production facility at Planar America.

                          PART II.  OTHER INFORMATION

Item 5.  Other Information

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)    Exhibits:

                27. Financial Data Schedule

     (b) No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PLANAR SYSTEMS, INC.
                              (Registrant)



DATE: February 6, 1997        /s/ Jack Raiton
                              ---------------
                              Jack Raiton
                              Vice President and
                              Chief Financial Officer