Form 10-Q
period 1997-03-28
PLANAR SYSTEMS INC
filed 1997-05-07
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


____________________________________________________________________


Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the Quarter Ended March 28, 1997    Commission File No.  0-23018


_____________________________________________________________________


PLANAR SYSTEMS, INC.
(exact name of registrant as specified in its charter)

Oregon                                         93-0835396
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1400 NW Compton Dr., Beaverton, Oregon         97006
(Address of principal executive offices)       (zip code)

Registrant's telephone number, including area code: (503)690-1100

 ____________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      X Yes         No
    ----        ----

              Number of common stock outstanding as of May 5, 1997
                   10,950,836  shares, no par value per share

PLANAR SYSTEMS, INC.

                                     INDEX


                                                                           Page
Part I. Financial Information

Item 1.  Financial Statements

Consolidated Statements of Operations for the Three Months Ended             3
March 28, 1997 and March 29, 1996

Consolidated Statements of Operations for the Six Months Ended March 28,
1997 and March 29, 1996                                                      4


Consolidated Balance Sheets at March 28, 1997 and  September 27, 1996        5

Consolidated Statements of Cash Flows for the Six Months Ended
March 28, 1997 and March 29, 1996                                            6

Notes to Consolidated Financial Statements                                   7

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                        9

Part II. Other Information

Item 2. Changes in Securities                                               11
Item 4. Submission of Matters to a Vote of Shareholders                     11
Item 5. Other information                                                   11
Item 6. Exhibits and Reports on Form 8-K                                    13

Signatures                                                                  14

                         Part 1. FINANCIAL INFORMATION


Item 1. Financial Statements
                              Planar Systems, Inc.
                                and Subsidiaries
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                              March 28,        March 29,
                                                                                1997             1996
                                                                           ------------       ------------
Sales                                                                        $23,190            $20,114
Cost of sales                                                                 14,773             12,578
                                                                              ------            -------
Gross profit                                                                   8,417              7,536
                                                                              ------            -------
Operating expenses:
Research and development, net                                                  1,916              1,892
Sales and marketing                                                            2,052              1,813
General and administrative                                                     1,727              1,402
Amortization of excess fair market value of acquired
  net assets over purchase price                                                (119)              (119)
                                                                              ------            -------
      Total operating expenses                                                 5,576              4,988
                                                                              ------            -------
Income from operations                                                         2,841              2,548
Non-operating income (expense):
  Interest, net                                                                  282                452
  Foreign exchange, net                                                          594                331
  Other, net                                                                  (1,761)                --
                                                                              ------            -------
      Net operating income (expense)                                            (885)               783
                                                                              ------            -------
Income before income taxes and extraordinary
    item                                                                       1,956              3,331
Provision for income taxes                                                       269                685
                                                                              ------            -------
Net income                                                                   $ 1,687            $ 2,646
                                                                              ======            ========

 Net income per share:                                                         $0.15              $0.24

Weighted average number of common and common
  equivalent shares outstanding                                               11,288             11,213

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                                  Six Months Ended
                                                                                March 28,         March 29,
                                                                                   1997             1996
                                                                             -------------      ------------
Sales                                                                             $45,342        $40,431
Cost of sales                                                                      29,652         25,759
                                                                                  --------       -------
Gross profit                                                                       15,690         14,672
Operating expenses:
  Research and development, net                                                     3,868          3,425
  Sales and marketing                                                               3,931          3,500
  General and administrative                                                        3,198          2,674
  Amortization of excess fair market value of acquired
    net assets over purchase price                                                   (238)          (238)
                                                                                  ---------       -------
      Total operating expenses                                                     10,759          9,361
                                                                                  ---------       -------
Income from operations                                                              4,931          5,311
Non-operating income (expense):
  Interest, net                                                                       581            865
  Foreign exchange, net                                                               696            559
  Other, net                                                                       (2,011)            --
                                                                                  ---------        -----
      Net operating income (expense)                                                 (734)         1,424
                                                                                  ---------        -----
Income before income taxes and extraordinary
    item                                                                            4,197          6,735
Provision for income taxes                                                            834          1,384
                                                                                  ---------        -----
Net income                                                                        $ 3,363        $ 5,351
                                                                                  =========      =======


Net income per share:                                                               $0.30          $0.48

Weighted average number of common and common
  equivalent shares outstanding                                                    11,245         11,230

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                          Consolidated Balance Sheets
                                 (In thousands)


                                                                                              March 28,          September 27,
                                                                                                 1997                 1996
                                                                                           ---------------      --------------

     ASSETS

Current assets:
  Cash and cash equivalents                                                                  $ 29,623            $23,089
  Short-term investments                                                                        6,171              7,111
  Accounts receivable                                                                          20,370             15,267
  Inventories                                                                                  17,074             17,134
  Other current assets                                                                          7,353              5,634
                                                                                           ---------------      --------------
    Total current assets                                                                       80,591             68,235
  Property, plant and equipment, net                                                           14,591             13,752
  Long-term investments                                                                         6,222             12,838
  Other                                                                                         2,514              2,470
                                                                                           ---------------      --------------
                                                                                             $103,918            $97,295
                                                                                           ===============      ==============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                           $  7,167            $ 3,900
  Accrued compensation                                                                          3,509              2,979
  Other current liabilities                                                                     3,932              2,917
  Current portion of long term debt                                                             1,346              1,039
  Current portion of excess fair market value of acquired net
  assets over purchase price                                                                      476                476
                                                                                           ---------------      --------------
      Total current liabilities                                                                16,430             11,311
Deferred taxes                                                                                    276                291
Other long term liabilities                                                                        40                 53
Long term debt, net of current portion                                                          4,733              4,123
Long-term portion of excess fair market value of acquired net
  assets over purchase price                                                                    1,310              1,548
                                                                                           ---------------      --------------
      Total liabilities                                                                        22,789             17,326
Shareholder's equity:
  Common stock                                                                                 72,048             71,867
  Unrealized gain (loss) on marketable                                                             16                (10)
   securities
  Accumulated deficit                                                                          13,942             10,579
  Foreign currency translation adjustment                                                      (4,877)            (2,467)
                                                                                            --------------      ---------------
      Total shareholders' equity                                                               81,129             79,969
                                                                                            --------------      ---------------
                                                                                             $103,918            $97,295
                                                                                            ==============      ===============

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                 March 28,       March 29,
                                                                                    1997          1996
                                                                               ------------    -----------
Cash flows from operating activities:
Net  income                                                                        $ 3,363      $ 5,351
Adjustments to reconcile net income to net cash
provided (used) by operating activities
    Depreciation and amortization                                                    1,520        1,143
    Amortization of excess market value
         of acquired net assets over purchase price                                   (238)        (238)
     Loss on investment                                                              2,011           --
     Increase in deferred taxes                                                          1           19
     Foreign exchange gain                                                            (638)        (417)
     Increase in accounts receivable                                                (5,355)        (657)
     Increase in inventory                                                            (589)      (1,503)
     Increase in other current assets                                               (2,560)         (16)
     Increase (decrease) in accounts payable                                         3,358         (372)
     Increase in accrued compensation                                                  678          383
     Increase in deferred revenue                                                      749           22
     Increase in other current liabilities                                             390        1,571
                                                                               -------------   ------------
Net cash provided by operating activities                                            2,690        5,286

Cash flows from investing activities
Purchase of property, plant and equipment                                           (2,798)      (2,467)
 Increase in other long term assets                                                   (194)      (1,180)
Purchase of equity investment                                                           --       (2,011)
Net payment of other long term liabilities                                             (13)        (125
Net sales of investments                                                             5,571        7,834
                                                                               -------------    ------------
Net cash provided by investing activities:                                           2,566        2,051

Cash flows from financing activities
Net proceeds under long term debt                                                      917        3,082
Net proceeds under long term accounts receivable                                       159           --
Net proceeds from issuance of capital stock                                            181          392
                                                                               -------------    ------------
Net cash provided by financing activities:                                           1,257        3,474

Effect of change of exchange rate exchanges on cash and cash
              equivalents                                                               21         (237)

Net increase in cash and cash equivalents                                            6,534       10,574
Cash and cash equivalents at beginning of period                                    23,089       26,689
                                                                              --------------    ------------
Cash and cash equivalents at end of period                                         $29,623      $37,263
                                                                              ==============    ============

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

Note 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:


                     March 28, 1997                September 27, 1996
                  --------------------             -------------------
                      (Unaudited)
Raw materials               $ 9,336                         $10,616
Work in process               3,896                           3,323
Finished goods                3,842                           3,195
                      --------------                   -------------
                            $17,074                         $17,134
                      ==============                   =============

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

                                                      Three Months Ended                   Six Months Ended
                                                March 28, 1997    March 29, 1996    March 28, 1997    March 29, 1996
                                             ------------------  ----------------  ----------------  -----------------

Research and development                               $ 2,599           $ 2,423           $ 5,386           $ 4,991
Product engineering                                      1,355             1,756             2,795             2,904
                                                    -----------         -----------      ----------       -----------
    Total expense                                        3,954             4,179             8,181             7,895
Contract funding                                        (2,038)           (2,287)           (4,313)           (4,470)
                                                    -----------         -----------      ----------       -----------
    Research and development, net                      $ 1,916           $ 1,892           $ 3,868           $ 3,425
                                                    ===========         ===========      ==========       ===========


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K for the year ended September 27, 1996.

RESULTS OF OPERATIONS

Sales

The Company's sales increased by 15.3% to $23,190,000 in the fiscal quarter ended March 28, 1997 from $20,114,000 in the same quarter last fiscal year. The Company's sales increased due to increases in transportation and medical segments along with an increase in end user terminals and monitor sales. International sales, principally sales to Europe, decreased by 26.6% due to the
reduction in military sales for one specific customer.   For this fiscal
quarter, international sales were 25.7% of total sales compared to 40.3% in the same period last fiscal year.

For the first six months of 1997, the Company's sales increased by 12.1% to
$45,342,000 from $40,431,000 in the same period last fiscal year.   For this
period, international sales were 26.0% of total sales as compared to 38.0% in the same period last fiscal year.

Gross Profit

The Company's gross profit as a percentage of sales decreased to 36.2% in this fiscal quarter from 37.5% in the same quarter last fiscal year and for the six month period decreased to 34.6% from 36.3% in the same period last fiscal year. These decreases were due to changes in the mix of products sold during the quarter, which were partial offset by the one time benefit of a customs rebate.

Operating Expenses

The Company's operating expenses increased by 11.8% this fiscal quarter compared to the same quarter last fiscal year and increased 14.9% for the six months ended March 28, 1997 over the same period last fiscal year. The increase was primarily in three areas: (i) research and development, reflecting additional expenses related to the development of new technologies and the increased cost sharing requirements of the current contracts, (ii) sales and marketing, reflecting increased commissions on the higher sales level and (iii) general and administrative, reflecting additional personnel costs. Overall, operating expenses as a percentage of sales decreased to 24.0% in this fiscal quarter compared to 24.8% in the same quarter last fiscal year and increased to 23.7% for the six month period as compared to 23.2% for the same period last fiscal year.

Non-Operating Income and Expense

Net interest for this quarter versus the same period last fiscal year decreased due to the increased long term debt and the investment strategies implemented by the Company.

The other expense recognized in the second quarter and six month results of 1997 reflects the write off of an equity investment in a virtual reality headset manufacturing company.

The Company experienced a net gain from foreign currency transactions of $594,000 during the second quarter of fiscal 1997 compared to a net gain of $331,000 during the second quarter of fiscal 1996 and a gain of $696,000 for the six months ended March 28, 1997 compared to a gain of $559,000 for the same period last fiscal year. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income.

From September 27, 1996 to March 28, 1997, the U.S. dollar strengthened almost 9% against the Finnish markka. This strengthening of the U.S. dollar resulted in lower reported revenues and operating expenses due to translation of the Finnish markka to U.S. dollars for consolidated financial reporting.

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

Provision for Income Taxes

The effective income tax rate for the quarter ended March 28, 1997 was 13.8% versus 20.6% in the same quarter in the prior year. For the six months ended March 28, 1997, the effective income tax rate was 19.8% versus 20.5% in the same period last fiscal year. This reduction is due to the relative profitability of the U.S. and foreign taxable entities.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended March 28, 1997, the Company generated $2.7 million in cash from operating activities compared to $5.3 million in the same period last fiscal year.

At March 28, 1997, the Company had a bank line of credit agreement with a borrowing capacity available to $2.5 million and a credit facility for financing equipment of $7.5 million. A similar bank line of credit was in place as of September 27, 1996. As of March 28, 1997 and September 27, 1996, no borrowings were outstanding under the credit line and $6.1 million was outstanding under the equipment financing lines at March 28, 1997 and $5.2 million at September 27, 1996.

For the six month period ended March 28, 1997, additions to property and equipment were $2.8 million compared to $2.5 million for the same period last fiscal year. The principal acquisitions during both periods were related to upgrading the production facility and equipment at Planar America. In addition, the Company anticipates further upgrades of production facilities over the next 12 months costing $10 to $12 million.

                          Part II.  OTHER INFORMATION

Item 2. Changes in Securities

(c) During the second fiscal quarter of 1997, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 3,821 shares of Common Stock were issued at exercises prices ranging from $2.50 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

Item 4. Submission of Matters to a Vote of Shareholders

The Company's 1997 Annual Meeting of Shareholders was held on February 13, 1997, at which the following actions were taken by a vote of the shareholders:

1. The following persons were elected to the Board of Directors by the votes and for the terms indicated below:

                                                                                               Term
                Director                       For             Authority Withheld             Ending
                ---------                     -----            ------------------             ------
                 Heikki Horstia                 8,719,391          27,876                        2000
                 James M. Hurd                  8,719,331          27,936                        2000

2. By a vote of 4,570,766 to 2,399,673 (with 26,242 abstentions), the action of the Board of Directors approving the 1996 Stock Incentive Plan was ratified;

3. By a vote of 8,683,844 to 52,254 (with 11,169 abstentions), the Company's selection of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending September 26, 1997 was ratified.


Item 5.  Other Information

     Planar does not provide forecasts of future financial performance. While Planar's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook. The following information should be read in conjunction with Management's Discussion and Analysis (Item 7) contained in the Company's 10-K for the year ended September 27, 1996.

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

     The Company's flat panel products rely significantly on electroluminescent
(EL) technology, which currently constitutes only a small portion of the information display market. The Company's future success will depend in part upon increasing acceptance of EL technology in the marketplace and development or acquisition of other display technologies by the Company. In that respect, the Company's competitors are investing substantial resources in the development and manufacture of displays using a number of alternative technologies. In the event these efforts result in the development of products that offer significant advantages over the Company's products, and the Company is unable to improve its technology or develop or acquire alternative technology that is more competitive, the Company's business and results of operations will be adversely affected.

     The Company's military product sales are principally based on cathode ray tube (CRT) technology. Military avionics contractors are increasingly focused on incorporating displays, primarily AMLCDs, into cockpit applications that have traditionally used CRTs. The Company's ability to transition the military product line to flat panel displays over the next few years will be important to the long term success of Planar's military avionics business. The Company entered into an agreement with dpiX (a Xerox company) to jointly develop, manufacture and market AMLCDs into military applications. However, there can be no assurance that this business arrangement will be successful.

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

     (a)    Exhibits: 27     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PLANAR SYSTEMS, INC.
                              (Registrant)



DATE: May  5, 1997                  /s/ Jack Raiton
                                    -----------------
                                    Jack Raiton
                                    Vice President and
                                    Chief Financial Officer