Form 10-Q
period 1997-06-27
PLANAR SYSTEMS INC
filed 1997-07-25
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


____________________________________________________________________


FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the Quarter Ended June 27, 1997    Commission File No.  0-23018


_____________________________________________________________________


PLANAR SYSTEMS, INC.
(exact name of registrant as specified in its charter)

Oregon                                        93-0835396
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

1400 NW Compton Dr., Beaverton, Oregon        97006
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

      X  Yes       ___ No
      ---


             Number of common stock outstanding as of July 23, 1997
                   10,936,801  shares, no par value per share

PLANAR SYSTEMS, INC.

                                     INDEX

                                                                                                    Page
Part I. Financial Information

Item 1.  Financial Statements

Consolidated Statements of Operations for the Three Months Ended June 27, 1997                       3
 and June 28, 1996

Consolidated Statements of Operations for the Nine Months Ended June 27, 1997 and June
 28, 1996                                                                                            4

Consolidated Balance Sheets at June 27, 1997 and  September 27, 1996                                 5

Consolidated Statements of Cash Flows for the Nine Months Ended June 27, 1997
and June 28, 1996                                                                                    6

Notes to Consolidated Financial Statements                                                           7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                           9


Part II. Other Information
Item 2. Changes in securities                                                                       11
Item 5. Other information                                                                           11
Item 6.  Exhibits and Reports on Form 8-K                                                           13

Signatures                                                                                          14

                         Part 1. FINANCIAL INFORMATION


Item 1. Financial Statements
                              Planar Systems, Inc.
                                and Subsidiaries
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                               Three Months Ended
                                                                                    June 27, 1997               June 28, 1996
                                                                               ------------------------     ---------------------
Sales                                                                                   $21,723                   $19,519
Cost of sales                                                                            14,420                    12,383
                                                                                        -------                   -------
Gross profit                                                                              7,303                     7,136
Operating expenses:
  Research and development, net                                                           1,916                     1,839
  Sales and marketing                                                                     1,886                     1,850
  General and administrative                                                              1,473                     1,297
  Amortization of excess fair market value of acquired
    net assets over purchase price                                                         (112)                     (119)
                                                                                        -------                   -------
      Total operating expenses                                                            5,163                     4,867
                                                                                        -------                   -------
Income from operations                                                                    2,140                     2,269
Non-operating income (expense):
  Interest, net                                                                             366                       360
  Foreign exchange, net                                                                     329                      (110)
  Other, net                                                                                 --                        --
                                                                                        -------                   -------
      Net operating income (expense)                                                        695                       250
                                                                                        -------                   -------
Income before income taxes and extraordinary
    item                                                                                  2,835                     2,519
Provision for income taxes                                                                  528                       408
                                                                                        -------                   -------
Net income                                                                              $ 2,307                   $ 2,111
                                                                                        =======                   =======

Net income per share:                                                                     $0.21                     $0.19

Weighted average number of common and common
  equivalent shares outstanding                                                          11,229                    11,233

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                                                Nine Months Ended
                                                                                     June 27, 1997              June 28, 1996
                                                                               -----------------------     ---------------------
Sales                                                                                    $67,065                   $59,950
Cost of sales                                                                             44,072                    38,142
                                                                                         -------                   -------
Gross profit                                                                              22,993                    21,808
Operating expenses:
  Research and development, net                                                            5,784                     5,264
  Sales and marketing                                                                      5,817                     5,350
  General and administrative                                                               4,671                     3,971
  Amortization of excess fair market value of acquired
    net assets over purchase price                                                          (350)                     (357)
                                                                                         -------                   -------
      Total operating expenses                                                            15,922                    14,228
                                                                                         -------                   -------
Income from operations                                                                     7,071                     7,580
Non-operating income (expense):
  Interest, net                                                                              947                     1,225
  Foreign exchange, net                                                                    1,025                       449
  Other, net                                                                              (2,011)                       --
                                                                                         -------                   -------
      Net operating income (expense)                                                         (39)                    1,674
                                                                                         -------                   -------
Income before income taxes and extraordinary
    item                                                                                   7,032                     9,254
Provision for income taxes                                                                 1,362                     1,792
                                                                                         -------                   -------
Net income                                                                               $ 5,670                   $ 7,462
                                                                                         =======                   =======

Net income per share:                                                                      $0.50                     $0.67

Weighted average number of common and common
  equivalent shares outstanding                                                           11,241                    11,200

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                          Consolidated Balance Sheets
                                 (In thousands)

                              ASSETS
                                                                                        June 27,                 September 27,
                                                                                          1997                       1996
                                                                                -----------------------     ---------------------
Current assets:
  Cash and cash equivalents                                                             $ 30,316                   $23,089
  Short-term investments                                                                  10,145                     7,111
  Accounts receivable                                                                     16,943                    15,267
  Inventories                                                                             18,696                    17,134
  Other current assets                                                                     7,062                     5,634
                                                                                        --------                   -------
    Total current assets                                                                  83,162                    68,235
  Property, plant and equipment, net                                                      12,376                    13,752
  Long-term investments                                                                    3,571                    12,838
  Other                                                                                    5,693                     2,470
                                                                                        --------                   -------
                                                                                        $104,802                   $97,295
                                                                                        ========                   =======

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                      $  7,186                   $ 3,900
  Accrued compensation                                                                     3,007                     2,979
  Other current liabilities                                                                4,644                     2,917
  Current portion of long term debt                                                        1,371                     1,039
  Current portion of excess fair market value of acquired net
  assets over purchase price                                                                 476                       476
                                                                                        --------                   -------
      Total current liabilities                                                           16,684                    11,311
Deferred taxes                                                                               267                       291
Other long term liabilities                                                                   90                        53
Long term debt, net of current portion                                                     4,381                     4,123
Long-term portion of excess fair market value of acquired net
  assets over purchase price                                                               1,191                     1,548
                                                                                        --------                   -------
      Total liabilities                                                                   22,613                    17,326
Shareholder's equity:
  Common stock                                                                            72,234                    71,867
  Unrealized gain (loss) on marketable securities                                             41                       (10)
  Retained earnings                                                                       15,882                    10,579
  Foreign currency translation adjustment                                                 (5,968)                   (2,467)
                                                                                        --------                   -------
      Total shareholders' equity                                                          82,189                    79,969
                                                                                        --------                   -------
                                                                                        $104,802                   $97,295
                                                                                        ========                   =======

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                                 Nine Months Ended
                                                                                         June 27,                   June 28,
                                                                                          1997                       1996
                                                                                 -----------------------     ---------------------
Cash flows from operating activities:
Net  income                                                                              $ 5,670                   $ 7,462
Adjustments to reconcile net income to net cash
provided <used>  by operating activities
    Depreciation and amortization                                                          2,326                     1,756
    Amortization of excess market value of acquired net
             assets over purchase price                                                     (351)                     (357)
     Loss on investment                                                                    2,011                        --
     Increase in deferred taxes                                                                8                        17
     Foreign exchange gain                                                                  (913)                     (458)
     Increase in accounts receivable                                                      (1,948)                     (876)
     Increase in inventory                                                                (2,982)                   (4,382)
     Increase in other current assets                                                     (2,457)                     (956)
     Increase in accounts payable                                                          3,319                     1,760
     Increase in accrued compensation                                                        228                       166
     Increase <decrease> in deferred revenue                                               1,262                      (155)
     Increase in other current liabilities                                                   664                     1,308
                                                                                         -------                   -------
Net cash provided by operating activities                                                  6,837                     5,285

Cash flows from investing activities
Purchase of property, plant and equipment                                                 (1,207)                   (3,554)
Increase in other long term assets                                                        (2,321)                   (1,791)
Purchase of equity investment                                                                 --                    (2,011)
Purchase of a business                                                                    (1,174)                       --
Net payment (borrowings) of other long term liabilities                                       37                      (177)
Net sales of investments                                                                   4,273                     4,013
                                                                                         -------                   -------
Net cash used by investing activities:                                                      (392)                   (3,520)

Cash flows from financing activities
Net proceeds under long term debt                                                            590                     2,849
Net proceeds under long term accounts receivable                                             257                        --
Stock repurchase                                                                            (367)                       --
Net proceeds from issuance of capital stock                                                  367                       506
                                                                                         -------                   -------
Net cash provided by financing activities:                                                   847                     3,355

Effect of change of exchange rate changes on cash and cash
              equivalents                                                                     65                      (192)

Net increase in cash and cash equivalents                                                  7,227                     4,928
Cash and cash equivalents at beginning of period                                          23,089                    26,689
                                                                                         -------                   -------
Cash and cash equivalents at end of period                                               $30,316                   $31,617
                                                                                         =======                   =======

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

Note 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:


                                                              June 27, 1997                    September 27, 1996
                                                    ------------------------------       ---------------------------
                                                              (Unaudited)
Raw materials                                                       $10,329                           $10,616
Work in process                                                       3,242                             3,323
Finished goods                                                        5,125                             3,195
                                                                    -------                           -------
                                                                    $18,696                           $17,134
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


                                                Three Months Ended                          Nine Months Ended
                                          June 27, 1997        June 28, 1996        June 27, 1997        June 28, 1996
                                       -------------------  -------------------  -------------------  ------------------

Research and development                        $ 2,922              $ 2,835              $ 8,309               $ 7,881
Product engineering                               1,453                1,371                4,248                 4,276
                                                -------              -------              -------               -------
        Total expense                             4,375                4,206               12,557                12,102
Contract funding                                 (2,459)              (2,367)              (6,773)               (6,838)
                                                -------              -------              -------               -------
        Research and development, net           $ 1,916              $ 1,839              $ 5,784               $ 5,264
                                                =======              =======              =======               =======


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

RESULTS OF OPERATIONS

Sales

The Company's sales increased by 11.3% to $21,723,000 in the fiscal quarter ended June 27, 1997 from $19,519,000 in the same quarter last fiscal year. The Company's sales increased due to increases in transportation and medical segments which offset declines in the end user terminals and monitor segment. International sales, principally sales to Europe, decreased by 13.3% due to the
reduction in military sales for one specific customer.   For this fiscal
quarter, international sales were 27.3% of total sales compared to 35.0% in the same period last fiscal year.

For the first nine months of 1997, the Company's sales increased by 11.9% to
$67,065,000 from $59,950,000 in the same period last fiscal year.   For this
period, international sales were 26.4% of total sales as compared to 37.0% in the same period last fiscal year.

Gross Profit

The Company's gross profit as a percentage of sales decreased to 33.6% in this fiscal quarter from 36.6% in the same quarter last fiscal year and for the nine month period decreased to 34.3% from 36.4% in the same period last fiscal year. These decreases were due to changes in the mix of products sold during the quarter and a one time contract adjustment on federal product sales.

Operating Expenses

The Company's operating expenses increased by 6.1% this fiscal quarter compared to the same quarter last fiscal year and increased 11.9% for the nine months ended June 27, 1997 over the same period last fiscal year. The increase was primarily in three areas: (i) research and development, reflecting additional expenses related to the development of new technologies and the increased cost sharing requirements of the current contracts, (ii) sales and marketing, reflecting increased commissions on the higher sales level and expansion of the direct sales force and (iii) general and administrative, reflecting additional personnel costs. Overall, operating expenses as a percentage of sales decreased to 23.8% in this fiscal quarter compared to 24.9% in the same quarter last fiscal year. For the nine months ended June 27, 1997 operating expenses as a percentage of sales are consistent at 23.7% as compared to the same period last fiscal year.

Non-Operating Income and Expense

Net interest for this quarter versus the same period last fiscal year is constant with the same period last year.

The other expense recognized in the nine month results of 1997 reflects the write off of an equity investment in a virtual reality headset manufacturing company.

The Company experienced a net gain from foreign currency transactions of $329,000 during the third quarter of fiscal 1997 compared to a net loss of $110,000 during the third quarter of fiscal 1996 and a gain of $1,025,000 for the nine months ended June 27, 1997 compared to a gain of $449,000 for the same period last fiscal year. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income.

From September 27, 1996 to June 27, 1997, the U.S. dollar strengthened over 12% against the Finnish markka. This strengthening of the U.S. dollar resulted in lower reported revenues and operating expenses due to translation of the Finnish markka to U.S. dollars for consolidated financial reporting.

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

Provision for Income Taxes

The effective income tax rate for the quarter ended June 27, 1997 was 18.6% versus 16.2% in the same quarter in the prior year. For the nine months ended June 27, 1997, the effective income tax rate was 19.3% versus 19.4% in the same period last fiscal year. This change in effective rates is due to the relative profitability of the U.S. and foreign taxable entities.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended June 27, 1997, the Company generated $6.8 million in cash from operating activities compared to $5.3 million in the same period last fiscal year.

At June 27, 1997, the Company had a bank line of credit agreement with a borrowing capacity available to $2.0 million and a credit facility for financing equipment of $19.5 million. A similar bank line of credit was in place as of September 27, 1996. As of June 27, 1997 and September 27, 1996, no borrowings were outstanding under the credit line and $5.8 million was outstanding under the equipment financing lines at June 27, 1997 and $5.2 million at September 27, 1996.

For the nine month period ended June 27, 1997, additions to property and equipment were $1.2 million compared to $3.5 million for the same period last fiscal year. The principal acquisitions during both periods were related to upgrading the production facility and equipment at Planar America. In addition, the Company anticipates further upgrades of production facilities over the next 12 months costing $10 to $12 million.

On April 23, 1997, the Company announced that it intends to repurchase up to 400,000 shares of the Company's currently outstanding common stock from time to time over the next twelve months in open market and negotiated transactions. During the nine months ended June 27, 1997, the Company repurchase $367,000 in it's own stock.

                          PART II.  OTHER INFORMATION

Item 2. Changes in Securities

(c) During the third fiscal quarter of 1997, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 3,008 shares of Common Stock were issued at exercises prices ranging from $2.25 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

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

                              PLANAR SYSTEMS, INC.
                              (Registrant)



DATE: July 25, 1997           /s/ Jack Raiton
                              -----------------
                              Jack Raiton
                              Vice President and
                              Chief Financial Officer