Form 10-K405
period 1997-09-26
PLANAR SYSTEMS INC
filed 1997-12-22
CIK 722392

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 1997          Commission File No 0-23018

                              PLANAR SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             OREGON                                      93-0835396
(State or other jurisdiction of                       (I.R.S. employer
 incorporation or organization)                    identification number)

                             1400 NW Compton Drive
                              Beaverton, OR 97006
                    (Address of principle executive offices,
                              including zip code)

                                (503) 690-1100
              (Registrants telephone number, including area code)
                   __________________________________________

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
YES  X   NO
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [X]

                                                          As of December 13, 1997
                                                          -----------------------
Aggregate market value of the voting stock held by
non-affiliates of the Registrant based upon the closing
bid price of such stock:                                       $120,564,229

Number of shares of Common Stock outstanding                     10,798,141

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on February 12, 1998, are incorporated by reference into Part III of this report.

================================================================================

PART I
------

ITEM 1.
                                    BUSINESS

     Planar Systems, Inc. (Planar) is a leading developer, manufacturer and marketer of high performance electronic display products. The Company's products include its proprietary electroluminscent (EL) flat panel displays, cathode ray tubes (CRTs), active matrix liquid crystal displays (AMLCDs), backlights and its newly acquired passive matrix liquid crystal display (PMLCD) products. These products are used in a wide variety of medical, industrial process control, instrumentation, military/avionics, transportation, communications and other applications. The Company competes on a global basis with full development, manufacturing and marketing operations in both the United States and Europe. Major customers include Datascope, Hewlett-Packard, Protocol Systems, SCI/Johnson & Johnson, Siemens, and Smiths Industries.

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

     Passive Matrix LCD. PMLCDs modulate light (which is either reflected or applied directly) by applying a voltage to a liquid crystal material placed between two glass plates.

     Active Matrix LCD. AMLCD screens incorporate the PMLCD technology plus add a transistor at every pixel location. This allows each pixel to be turned on and off independently which increases the image quality, response time and side-to-side viewing angle of the display.

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

     Provide Differentiated Products. To maintain its technological advantage, the Company is continuing to expand the capabilities and applications of its proprietary EL, AMLCD and CRT technologies. During fiscal year 1997, Planar introduced several new products within its ICEBrite/TM/ family. These products are based upon Planar's Integral Contract Enhancement technology. Additionally, the Company introduced the ColorBrite product family that includes multi-color EL products and AMLCD products for commercial applications. The Company, also continues its development of a militarized AMLCD in connection with its agreement with dpiX (a Xerox company). Through business acquisitions this past year, the Company expanded its product line to include a full line of PMLCD products which adds low power and lower cost products to the Company's offerings.

     Enhance Competitive Position Through Operations. The Company seeks to manufacture and deliver products of superior quality and reliability supported by a high level of customer service. The Company maintains a close relationship with its customers throughout the product life cycle, from engineering prototypes through production and sales.

     The Company believes that it is the only flat panel display company with full development, manufacturing and sales operations in both the United States and Europe. The Company believes that separate regional facilities permit the Company to provide: (i) direct access to key regional markets, allowing for a faster and more complete response to customer needs; (ii) two internal sources of manufactured products to protect the Company's customers from disruption of supply; (iii) multiple production and processing technologies to accelerate new product development and optimize displays for specific applications; and (iv) reduced supplier risk as each operation tends to use different vendors.

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

          Military/Avionics. The Company's sales in this market consist primarily of high performance CRTs and AMLCDs sold to systems integrators for military cockpits. Additionally, the Company sells processed EL display glass to military systems suppliers for integration into various military subsystems used in communications applications, tactical displays, avionics and shipboard command and control equipment. Although military spending is contracting in the U.S., the Company believes that this will remain an important strategic market because military customers continue to require increasing display performance, are often willing to share development costs and have significant influence over the distribution of research and development funding from government sources.

          Transportation. The pervasive use of microprocessors has increased the demand for higher information content displays for space constrained transportation applications. The Company has sold displays to customers for use in global positioning applications, cockpit displays for trains, forklift applications and railway car information systems.

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

PRODUCTS

     The Company offers a variety of displays and display systems in a wide range of resolutions, formats, viewing areas and technologies. These displays can be classified in three primary product lines:

     Flat Panel Displays. This product line includes monochrome EL and LCD, multi-color EL and full color AMLCD displays. This is principally an OEM component market where the customers purchase displays to either incorporate directly into their products or enhance the displays by integrating additional features and reselling them to the ultimate user.

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

RESEARCH, DEVELOPMENT AND PRODUCT ENGINEERING

     The Company believes that a significant level of investment in research, development and product engineering is required to maintain market leadership. Total expenses were $17.3, $16.5, and $14.1 million for the fiscal years 1997, 1996 and 1995, respectively for research, development and product engineering. These expenses were partially offset by contract funding from both government agencies (in the United States and Finland) and private sector companies of $9.6, $9.4 and $9.1 million in fiscal years 1997, 1996 and 1995, respectively. Research and development expenses of the Company are primarily related to advanced technology programs in a new display family utilizing active matrix electroluminscent (AMEL) technology, new drive architectures and fundamental process improvements. Product engineering expenses are directly related to the design, prototyping and release to production of new Company products. Research, development and product engineering expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses and other costs associated with the Company's ongoing efforts to develop new products, processes and enhancements.

     Recent development efforts have been focused on both short term and long term programs designed to enhance the Company's product offerings and capabilities. These programs include the following:

     AMEL. This program is focused on the development of high resolution image sources for miniature display applications. During fiscal 1997, the Company announced product capabilities for monochrome AMEL VGA displays. Current development efforts are addressing higher resolution (up to 2,000 lines per inch), improved performance, color and lower manufacturing costs. Potential markets include medical, industrial, military, computing and entertainment.

     Small Graphics Displays (SGD). This product development effort led to the an SGD service that provides quick turnaround designs coupled with volume production of small graphics custom display systems. Initial targeted markets include industrial process control, business/office equipment and transportation.

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

     Next Generation EL Manufacturers Consortium. This Consortium was created in connection with an agreement with ARPA under a focused Technology Reinvestment Project. This two-year cost share program which will provide the Planar-led consortium with approximately $30 million, which the consortium is required to match on a one to one basis, to further develop technologies necessary to manufacturing AMEL miniature displays.

     EUREKA. EUREKA is a European Union program targeted at supporting the development of critical technology capacity within Europe. Planar International qualified for participation in the EUREKA program for its project to develop multi-color and full color EL display products and received funding under this program in 1996 and 1997.

MANUFACTURING

     The Company operates EL manufacturing facilities in both the U.S. and Finland. These facilities are designed to produce a wide range of display sizes and types from 1"x 4" to 12"x 14" that can be manufactured with relatively minor changes to the basic equipment set-up.

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

     The Company believes that worldwide quality standards are increasing and that many customers now want manufacturers to have ISO9001 certification. This certification requires that a company meet a set of criteria, established by an independent, international quality organization that measures the quality of systems, procedures and implementation in manufacturing, marketing and development of products and services. As of September 26, 1997, all three existing operating divisions have received and maintain their ISO9001 certification. It is anticipated that the newest division, Planar Standish will obtain ISO9001 certification in the near future.

SALES AND MARKETING

     The Company's products are distributed worldwide through a combination of independent sales representatives, distributors and Company-employed sales personnel. In the United States, Planar has regional sales personnel in the Boston, Chicago, Dallas, Detroit, Milwaukee, Los Angles, Portland and Tampa metropolitan areas. Each of these locations is staffed by a regional sales manager who has responsibility for OEM sales in a specific region. Each region also has a number of independent sales representatives who generally have exclusive marketing and sales rights in their area and are managed by the regional sales manager. International sales are conducted through a combination of direct sales offices (Finland, Germany and the United Kingdom), independent sales representatives and distributors.

     As of September 26, 1997, the Company's backlog of domestic and international orders aggregated approximately $31.4 million. The Company includes in its backlog all accepted contracts or purchase orders that are scheduled for delivery in the next six months. The Company believes that its backlog may be of limited utility in predicting future sales, particularly since its international sales are primarily conducted through distributors, which typically do not place purchase orders substantially in advance of delivery dates. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

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

     The Company competes with other display manufacturers based upon commercial availability, long life, price, display performance (e.g., brightness, color capabilities, contrast and viewing angle), size, customer service, design flexibility, power usage, durability and ruggedness. The Company believes its total quality program, wide range of product offerings, flexibility, responsiveness, regional production sites, technical support and customer satisfaction programs are important to the competitive position of the Company.

     The principal display competitors against which the Company competes include Sharp, Toshiba, Optrex, Seiko-Epson and Hitachi for LCDs, Sharp for EL, Sharp, DTI, Hitachi and NEC for AMLCDs. In addition, a significant number of Korean companies including Samsung, Hyundai and Goldstar have also made large investments in AMLCD technology.

     The Company's CRT business, Planar Advance, has no direct competitors but there are two companies offering military avionic displays: Sony Corp. and Thompson CSF. Due to the products' design and performance, the Company believes that it currently supplies 100% of the United States' market for high brightness full color military CRTs and has a dominant share of the total military cockpit display market worldwide. Increasingly, the Company is seeing display manufacturers attempting to move into the military avionics markets with the U.S. government investing significantly in the AMLCD technology for avionics applications. The primary competitors producing militarized AMLCDs are Litton Canada and OIS Optical Imaging Systems.

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

     Pursuant to the agreements under which the Company receives research and development funding from government agencies, the funding entities retain certain rights with respect to technical data developed by the Company pursuant to funded research. Generally, these rights restrict the government's use of the specific data to governmental purposes, performed either directly or by third parties sub-licensed by the government. Rights under the Company's funding agreements with private sector companies vary significantly with the Company and the third party each retaining certain intellectual property rights.

EMPLOYEES

     As of September 27, 1996, the Company had 575 full-time, regular employees worldwide, 323 in the United States and 252 in Europe. Of these employees, 43 were engaged in marketing and sales, 83 in research, development and product engineering, 50 in finance and administration, 168 in manufacturing support and 231 in manufacturing. Through the acquisition of Standish Industries, Inc. the Company has added an additional 302 employees to its workforce.

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

ITEM 2. PROPERTIES

     The Company leases its three primary manufacturing facilities and various sales offices in the United States and Europe. The two U.S. facilities, located in Beaverton, Oregon, are Planar America and Planar Advance. Planar America leases 45,000 square feet of custom designed space, including 5,000 square feet of cleanroom. In addition, during fiscal 1997, Planar America leased an additional facility which when completed will provide an additional 34,000 square feet, including 10,000 square feet of cleanroom. Planar Advance's operation is located in a large facility in which it leases 29,000 square feet, including approximately 7,000 square feet of cleanroom. The European facility, located in Espoo, Finland, is a custom designed facility in which Planar leases 85,000 square feet, including approximately 15,000 square feet of cleanroom.

     During 1994, the Company acquired a 21,000 square foot facility with approximately 6,000 square feet of cleanroom located near the Planar America facility. This facility is being used for research and development activities and production of miniature displays. Additionally, the Company has leased 17,000 square feet of an adjacent building.

     As of September 26, 1997, the Company acquired Standish Industries, Inc. Standish is located in Lake Mills, Wisconsin and owns and occupies a 70,000 square foot facility with approximately 7,500 square feet of cleanroom.

     The Company has six field sales offices in key U.S. metropolitan areas and two sales offices in Europe. The offices are located in Boston, Chicago, Dallas, Detroit, Los Angles, Tampa, London and Munich metropolitan areas. Lease commitments for these facilities are short term, typically six to twelve months. None of these sales offices has any significant leasehold improvements nor are any planned.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Shares of the Company Common Stock commenced trading in the over-the-market on the Nasdaq National Market System on December 16, 1993, under the symbol PLNR. As of December 12, 1997, there were 4,956 beneficial holders of the Company's Common Stock.

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


                                                        High     Low
                                                       ------   ------
     FISCAL 1996
          First Quarter..............................  $20.00   $15.00
          Second Quarter.............................   18.75    10.63
          Third Quarter..............................   16.50    12.00
          Fourth Quarter.............................   13.00     9.50

     FISCAL 1997
          First Quarter..............................   12.13     9.38
          Second Quarter.............................   14.00    11.50
          Third Quarter..............................   12.81     9.75
          Fourth Quarter.............................   14.81    10.25

     FISCAL 1998
          First Quarter (through December 4, 1997)...   13.00    10.88


     During the quarter ended September 26, 1997, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 56,633 shares of Common Stock were issued at exercises prices ranging from $2.00 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act. On September 26, 1997, Planar Systems, Inc. (the "Company") purchased all of the outstanding capital stock of Standish Industries, Inc., a Wisconsin corporation, and Standish International, Inc., a Wisconsin corporation, from Charles P. Hoke, Elizabeth A. Hoke and William R. Steinmetz, Trustee of the Steven Hoke Management Trust, the Catherine Hoke Management Trust, the Lauren Hoke Management Trust and the Charles D. Hoke Management Trust (together, the "Sellers") in exchange for approximately $13,650,000 in cash and 89,126 shares of common stock of the Company (the "Stock"). The Stock was offered and sold to the Sellers in reliance upon the exemption from the registration under the Securities Act provided by Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Fiscal year
(in thousands, except per share)      1997        1996        1995        1994        1993
                                    --------     -------     -------     -------     -------
OPERATIONS
Sales............................   $ 88,850     $80,371     $78,523     $60,359     $45,799
Gross Profit.....................     28,488      27,988      28,388      20,740      14,926
Income (loss) from operations....     (1,395)      9,104      12,102       8,582       5,142
Net income.......................        274     $ 8,672     $10,537     $ 7,462     $ 6,038
Net income per share.............   $    .02     $  0.77     $  0.98     $  0.77     $  0.81

BALANCE SHEET
Working capital..................   $ 52,871     $56,924     $59,078     $40,067     $20,562
Assets...........................    114,196      97,295      88,674      64,015      29,865
Long term liabilities............      7,516       4,176       2,477         450          23
Shareholders' equity.............     77,280      79,969      72,356      49,402      19,697

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


FISCAL YEAR ENDED                               SEPTEMBER 26,     SEPTEMBER 27,    SEPTEMBER 29,
                                                    1997              1996             1995
                                                -------------     -------------    -------------
Sales..........................................     100.0%            100.0%           100.0%
Cost of sales..................................      67.9              65.2             63.8
                                                    -----             -----            -----
Gross profit...................................      32.1              34.8             36.2
Operating expenses:
  Research and development, net................       8.6               8.8              6.4
  Purchased research & development.............       9.3               --               --
  Sales and marketing..........................       9.1               8.8              8.5
  General and administrative...................       7.1               6.5              6.5
  Amortization of excess fair market value of
    acquired net assets over purchase price....      (0.5)             (0.6)            (0.6)
                                                    -----             -----            -----
      Total operating expenses.................      33.6              23.5             20.8
                                                    -----             -----            -----
Income (loss) from operations..................      (1.5)             11.3             15.4
Non-operating income (expense):
  Interest, net................................       1.5               1.9              1.9
  Foreign exchange, net........................       1.7               0.3             (0.9)
  Other, net...................................      (2.3)              --               --
                                                    -----             -----            -----
      Net non-operating income.................       0.9               2.2              1.0
                                                    -----             -----            -----
Income (loss) before income taxes..............      (0.6)             13.5             16.4
Provision (benefit) for income taxes...........      (0.9)              2.7              3.0
                                                    -----             -----            -----
Net income.....................................       0.3%             10.8%            13.4%
                                                    =====             =====            =====


     Sales. The Company's sales increased by 10.5% to $88.9 million in fiscal 1997 from $80.4 million in fiscal 1996. The increase in fiscal 1997 was attributable primarily to increases in sales to manufacturers of medical and transportation products which offset declines in the industrial and instrumentation markets. Fiscal 1996 sales increased by 2.4% from $78.5 million in fiscal 1995. The increase in fiscal 1996 was attributable primarily to increases in sales to manufacturers of medical and industrial products and sales in the information technology market, specifically in the bedside point of care market which offset a decline of nearly 30% in military sales.

     International sales, net of intercompany eliminations, decreased 20% to $23.6 million in fiscal 1997 as compared to the $29.8 million recorded in fiscal 1996 and increased 10% in fiscal 1996 from fiscal 1995. As a percentage of total sales, international sales decreased in fiscal 1997 to 26.6%. This was attributable to two primary factors: a decline in military sales to European customers and weakness in the Finnish markka which results in lower sales when translated from the Finnish markka to the US dollar. The higher percentage, 37.1%, in fiscal 1996 versus fiscal 1995, 34.5%, was primarily attributable to an increase in military sales to Europe which offset a decline in European sales of the component business.

     Gross Profit. The Company's gross profit as a percentage of sales decreased to 32.1% in fiscal 1997 from 34.8% in fiscal 1996 and 36.2% in fiscal 1995. The decline in gross margin in fiscal 1997 was related primarily to changes in the product mix from higher margin CRT products to flat panels and several one time adjustments related to the product transitions of the systems products as well as contract adjustment on the CRT products. The decrease in gross margin in fiscal 1996 was primarily due to the decline in the federal business which is historically at a higher margin.

     Research and Development. Total expenses related to research and development increased 4.7% in fiscal 1997 from fiscal 1996 and 17.1% in fiscal 1996 from fiscal 1995. Net expenses (after the deduction of related contract funding) increased 8.4% in fiscal 1997 from fiscal 1996 and increased by 41.2% in fiscal 1996 from fiscal 1995. Increases in net expenses in both years are related to continued work on the next generation color products, new technology development at Planar Advance including work on AMLCDs and FEDs and the continued development of AMEL miniature displays.

     Purchased Research and Development Costs. Purchased research and development costs were $8.3 million for fiscal 1997. These one-time, non-recurring costs represent in-process research and development costs expensed by the Company in connection with its acquisition of Standish Industries, Inc.

     Sales and Marketing. Sales and marketing expenses increased by 14.1% to $8.1 million in fiscal 1997 from $7.1 million in fiscal 1996 and increased 6.7% in fiscal 1996 from $6.7 million in fiscal 1995. The increase in marketing and sales costs was attributable to sales commissions paid on a higher level of sales and an increased focus on marketing. As a percentage of sales, sales and marketing expenses increased to 9.1% in 1997 from 8.8% in fiscal 1996 and increased from 8.5% in fiscal 1995. The increase in fiscal 1997 as a percentage of sales was attributable to development of sales and market infrastructures to support expansion of the federal products line and the end user systems business. The increase in fiscal 1996 was due to the additional resources added to the North American sales force.

     General and Administrative. General and administrative costs increased by 20.5% to $6.3 million in fiscal 1997 from $5.2 million in fiscal 1996 and increased 1.9% over the $5.1 million spent in fiscal 1995. The increase in fiscal 1997 was primarily related to the additional administrative costs required to build the infrastructure to support of the growth of the Company, specifically in areas of management systems and overall management development. The increase in fiscal 1996 was primarily due to the increases in overall costs.

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

     Non-operating Income and Expense. Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. Net interest income decreased in fiscal 1997 from fiscal 1996 due to the increased debt used to finance production expansion. Net interest income increased in fiscal 1996 from fiscal 1995 due to increased average cash balances.

     Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash accounts denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses accounted for a gain of $1,543,000 in fiscal 1997, and a gain of $242,000 and a loss of approximately $690,000 in fiscal 1995. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates.

     From September 27, 1996 to September 26, 1997, the U.S. dollar strengthened by almost 14% against the Finnish markka. This strengthening of the U.S. dollar resulted in lower reported revenues and operating expenses due to translation of the Finnish markka to U.S. dollars for consolidated financial reporting.

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

     The other expense recognized for the year ended September 26, 1997 reflects the write off of an equity investment in Virtual i-O, a privately held virtual reality headset manufacturing company. The investment was accounted for under the cost method. In December 1996, as a result of delays in product developments and supplier issues, Virtual i-O needed additional funding which it received at a price per share lower than that paid by the Company. Based upon the lower of cost or market method, the Company's investment was written down based on the price paid in the last round of independent financing. This resulted in a $250,000 write-down in the quarter ended December 1996. During the quarter ended March 28, 1997, Virtual i-O declared bankruptcy and the remainder of the Company's investment was written off.

     Provision for Income Taxes. The Company recorded a tax benefit of $784,000 for the year ended September 26, 1997 versus effective rates of 20.0% in fiscal 1996 and 18.2% in fiscal 1995. For fiscal 1997, the change in the effective tax rates was due to recognition of a book loss in the US compared to the book income of the Planar International. The book loss in the US was significantly impacted by the write off of the purchased research and development associated with the acquisition of Standish Industries, Inc. In prior years, the change in effective tax rates was due to the relative profitability of Planar International compared to the US entities. As a result of the acquisition of Planar International in January 1991, the Company recognized a change in ownership for tax purposes that resulted in a limitation on the annual utilization of net operating loss carryforwards for U.S. tax purposes. In fiscal 1996 and 1997, the Company is subject to the $2.1 million annual limitation.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents unaudited consolidated financial results for each quarter in the two year period ended September 26, 1997. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.


                                                                    Three Months Ended
                                                                    ------------------
                                                          (in thousands, except per share data)
                                                          -------------------------------------
                                 Sept. 26,   June 27,   March  28,   Dec. 27,   Sept. 28,   June 28,   March 29,   Dec. 29,
                                   1997        1997        1997        1996       1996        1996        1996       1995
                                 ---------   --------   ----------   --------   ---------   --------   ---------   --------
Sales...........................  $21,785    $21,723      $23,190    $22,152     $20,421    $19,519     $20,114    $20,317
Gross profit....................    5,495      7,303        8,417      7,273       6,180      7,136       7,536      7,136
Income (loss) from operations...   (8,466)     2,140        2,841      2,090       1,524      2,269       2,548      2,763
Net (loss) income...............   (5,396)     2,307        1,687      1,676       1,210      2,111       2,646      2,705
Net income (loss) per common
  and common equivalent share...   ($0.48)     $0.21      $  0.15    $  0.15     $  0.11    $  0.19     $  0.24    $  0.24
Weighted average number of
  common and common equivalent
  shares outstanding............   11,260     11,233       11,288     11,181      11,184     11,233      11,243     11,246


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $12.6 million, $1.5 million and $9.5 million in fiscal 1997, 1996 and 1995, respectively. The increase in 1997 was primarily related to changes in the balance sheet accounts. The decline in 1996 from 1995 was primarily due to the increase in inventory and a decline in operating income.

     Additions to plant and equipment were $2.5 million, $3.4 million and $6.9 million in fiscal 1997, 1996 and 1995, respectively. The principal acquisitions during fiscal 1997 were related to the acquisition of equipment to be used in connection with the development of the military flat panel displays and the continued development of AMEL miniature displays. The principal acquisitions during fiscal 1996 were related to additional capacity improvements at both Planar America and Planar International. The principal acquisitions during fiscal 1995 were related to upgrading the production facility and equipment at Planar International and additional research and development equipment at Planar America and the renovation costs associated with the acquired facility.

     At September 26, 1997, the Company had a bank line of credit agreement with a borrowing capacity available of $8 million and credit facilities for financing equipment of $19.5 million. A similar bank line of credit was in place as of September 27, 1996. As of September 26, 1997 and September 27, 1996, no borrowings were outstanding under the credit line and approximately $5.4 million and $5.2 million was outstanding under the equipment financing lines, respectively. In addition, as part of the acquisition of Standish Industries, Inc., the Company assumed debt of $3.2 million.

     The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company's working capital requirements for the foreseeable future.

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

     A portion of the Company's flat panel products rely on EL technology, which currently constitutes only a small portion of the information display market. The Company's future success with EL technology will depend in part upon increasing acceptance of EL products in the marketplace. In that regard, the Company's competitors are investing substantial resources in the development and manufacture of displays using a number of alternative technologies. In the event these efforts result in the development of products that offer significant advantages over the Company's products, and the Company is unable to improve its technology or develop or acquire alternative technology that is more competitive, the Company's business and results of operations will be adversely affected.

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

LEVEL OF ADVANCED RESEARCH AND DEVELOPMENT FUNDING

     The Company's advanced research and development activities have significantly been funded by outside sources, including agencies of the United States and Finnish governments and private sector companies. The Company's recently funded research and development activities have principally focused on multi-color and full color displays, miniature displays, advanced packaging and other applications. The actual funding that will be recognized in future periods is subject to wide fluctuation due to a variety of factors including government appropriation of the necessary funds and the level of effort spent on contracts by the Company.

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

RELIANCE ON MEDICAL EQUIPMENT MARKET

     Over one third of the Company's sales in fiscal 1997 were made to customers that manufacture and sell medical equipment to health care providers worldwide, and the Company believes that sales in this market will continue to be important to the Company. As a result, developments that adversely impact the market for medical equipment produced by the Company's customers could, in turn, adversely affect the Company's business and results of operations. In addition, the Company's sales have been and may in future periods be adversely affected due to delays in approvals by foreign or domestic government regulatory agencies which prevent a customer of the Company from introducing, producing or marketing products.

INTERNATIONAL OPERATIONS AND CURRENCY EXCHANGE RATE FLUCTUATIONS

     Shipments to customers outside of North America accounted for approximately 26.6%, 37.1%, and 34.5% of the Company's sales in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The Company anticipates that international shipments will continue to account for a significant portion of its sales. As a result, the Company is subject to risks associated with international operations, including trade restrictions, overlapping or differing tax structures, changes in tariffs, export license requirements and difficulties in staffing and managing international operations (including, in Finland, relations with national labor unions). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DECLINING MILITARY EXPENDITURES

     As a result of the Company's acquisition of Planar Advance, the Company's sales for military applications have increased. Military capital expenditure levels have been declining for several years and depend largely on factors outside of the Company's control. Although the Company believes that its dependence on military sales will decrease as the Company continues to expand its customer base, no assurance can be given that military sales will continue at current levels. In addition, as a result of the reduction in military CRT sales, several key CRT suppliers have threatened to halt production of critical components. Although the Company believes it has reached agreement with each of its critical vendors, no assurance can be given that critical material supply will be available when needed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             PLANAR SYSTEMS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
Independent Auditors' Report..............................................   23
Consolidated Balance Sheets...............................................   24
Consolidated Statements of Operations.....................................   25
Consolidated Statements of Shareholders' Equity...........................   26
Consolidated Statements of Cash Flows.....................................   27
Notes to Consolidated Financial Statements................................   28


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Planar Systems, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 26, 1997 and September 27, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended September 26, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 26, 1997 and September 27, 1996, and the results of their operations, and their cash flows for each of the years in the three-year period ended September 26, 1997 in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

Portland, Oregon
November 7, 1997

                              PLANAR SYSTEMS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   September 26,    September 27,
                                                                        1997            1996
                                                                   -------------    -------------
                                     ASSETS
Current assets:
Cash and cash equivalents (Note 1)...............................     $ 21,777         $23,089
Short-term investments (Note 1 and 2)............................        8,170           7,111
Accounts receivable, net of allowance for doubtful
accounts of $478 at 1997 and $130 at 1996 (Note 2 and 6).........       21,001          15,267
Inventories (Note 1 and 6).......................................       21,517          17,134
Other current assets (Note 1 and 3)..............................        8,471           5,634
                                                                      --------         -------
  Total current assets...........................................       80,936          68,235
Plant and equipment, net (Note 1 and 5)..........................       16,584          12,848
Long-term investments (Note 1 and 2).............................        2,445          12,838
Goodwill (Note 1 and 3)..........................................        5,878             --
Other............................................................        8,353           3,374
                                                                      --------         -------
                                                                      $114,196         $97,295
                                                                      ========         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit...................................................     $  1,130         $   --
Accounts payable.................................................       13,011           3,900
Accrued compensation.............................................        5,261           2,979
Current portion of long term debt (Note 6).......................        1,698           1,039
Deferred revenue.................................................        1,406              65
Other current liabilities (Note 2 and 7).........................        5,083           2,852
Current portion of excess fair market value of acquired
  net assets over purchase price (Note 1)........................          476             476
                                                                      --------         -------
  Total current liabilities......................................       28,065          11,311
Deferred taxes (Note 8)..........................................          263             291
Long term debt, less current portion (Note 6)....................        6,878           4,123
Other long-term liabilities......................................          638              53
Long-term portion of excess fair market value of
  acquired net assets over purchase price (Note 1)...............        1,072           1,548
                                                                      --------         -------
  Total liabilities..............................................       36,916          17,326
Shareholders' equity:
Preferred stock, $.01 par value. Authorized 10,000,000
  shares, no shares issued at 1997 or 1996
Common stock, no par value. Authorized 30,000,000 shares;
  issued 11,075,730 and 10,925,218 shares at 1997 and 1996,
  respectively...................................................       73,190          71,867
Unrealized gain (loss) on marketable securities (Note 1).........            7             (10)
Retained earnings................................................       10,486          10,579
Foreign currency translation adjustment..........................       (6,403)         (2,467)
                                                                      --------         -------
  Total shareholders' equity.....................................       77,280          79,969
                                                                      --------         -------
                                                                      $114,196         $97,295
                                                                      ========         =======

          See accompanying notes to consolidated financial statements.

                             PLANAR SYSTEMS, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               Fiscal Year Ended
                                               -------------------------------------------------
                                               September 26,     September 27,     September 29,
                                                   1997              1996              1995
                                               -------------     -------------     -------------
Sales.......................................      $88,850           $80,371           $78,523
Cost of sales...............................       60,362            52,383            50,135
                                                  -------           -------           -------
Gross profit................................       28,488            27,988            28,388
Operating expenses:
  Research and development, net (Note 1)....        7,638             7,044             4,987
  Purchased research and development
   (Note 4).................................        8,305               --                --
  Sales and marketing.......................        8,095             7,097             6,652
  General and administrative................        6,293             5,219             5,123
  Amortization of excess fair market value
   of acquired net assets over purchase
   price (Note 1)...........................         (448)             (476)             (476)
                                                  -------           -------           -------
    Total operating expenses................       29,883            18,884            16,286
                                                  -------           -------           -------
Income (loss) from operations...............       (1,395)            9,104            12,102

Non-operating income (expense):
  Interest income...........................        1,734             1,880             1,516
  Interest expense..........................         (381)             (383)              (48)
  Foreign exchange, net.....................        1,543               242              (690)
  Other, net................................       (2,011)              --                --
                                                  -------           -------           -------
    Net non-operating income................          885             1,739               778
                                                  -------           -------           -------

Income (loss) before income taxes...........         (510)           10,843            12,880
Provision (benefit) for income taxes
 (Note 1 and 8).............................         (784)            2,171             2,343
                                                  -------           -------           -------
    Net income..............................      $   274           $ 8,672           $10,537
                                                  =======           =======           =======
 Net income per share (Note 1):
    Net income..............................      $  0.02           $  0.77           $  0.98
                                                  =======           =======           =======
Weighted average number of common and common
  equivalent shares outstanding (Note 1)....       11,247            11,216            10,760

          See accompanying notes to consolidated financial statements.

                             PLANAR SYSTEMS, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   Unrealized                    Foreign
                                             Common Stock          Gain (Loss)     Retained      Currency          Total
                                        ----------------------    on Marketable    Earnings     Translation    Shareholders'
                                          Shares       Amount      Securities      (Deficit)     Adjustment       Equity
                                        ----------    --------    -------------    ---------    -----------    ------------
Balance, September 30, 1994.........    10,120,191     61,768         (106)         (8,630)        (3,630)        49,402
Shares issued in public offering
 (Note 9)...........................       446,988      8,072                                                      8,072
Unrealized gain on long term
 investments........................                                   105                                           105
Proceeds from issuance of
 common stock.......................       271,727        803                                                        803
Tax benefit from stock option
 exercises (Note 8).................                      561                                                        561
Foreign currency translation
 adjustment.........................                                                                2,876          2,876
Net income..........................                                                10,537                        10,537
                                        ----------    -------         ----         -------        -------        -------
Balance, September 29, 1995.........    10,838,906     71,204           (1)          1,907           (754)        72,356
Unrealized loss on long term
 investments........................                                    (9)                                           (9)
Proceeds from issuance of
 common stock.......................        86,312        520                                                        520
Tax benefit from stock option
 exercises (Note 8).................                      143                                                        143
Foreign currency translation
 adjustment.........................                                                               (1,713)        (1,713)
Net income..........................                                                 8,672                         8,672
                                        ----------    -------         ----         -------        -------        -------
Balance, September 27, 1996.........    10,925,218     71,867          (10)         10,579         (2,467)        79,969
Unrealized gain on long term
 investments........................                                    17                                            17
Proceeds from issuance of
 common stock.......................        97,195        395                                                        395
Issuance of common stock in
 connection with acquistion.........        89,126        891                                                        891
Tax benefit from stock option
 exercises (Note 8).................                       37                                                         37
Stock repurchase....................       (35,809)                                   (367)                         (367)
Foreign currency translation
 adjustment.........................                                                               (3,936)        (3,936)
Net income..........................                                                 274                           274
                                        ----------    -------         ----         -------        -------        -------
Balance, September 26, 1997.........    11,075,730    $73,190         $  7         $10,486         (6,403)       $77,280
                                        ==========    =======         ====         =======        =======        =======

         See accompanying notes to consolidated financial statements.

                             PLANAR SYSTEMS, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                    Fiscal Year Ended
                                                    -------------------------------------------------
                                                    September 26,     September 27,     September 29,
                                                        1997              1996              1995
                                                    -------------     -------------     -------------
Cash flows from operating activities
Net income.........................................   $    274            $ 8,672          $ 10,537
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization....................      3,232              2,003             1,636
  Amortization of excess market value of acquired
   net assets over purchase price..................       (476)              (476)             (476)
  Goodwill.........................................         28                --                --
  Gain on sale of equipment........................         (3)               (20)              --
  Loss on investment...............................      2,011                --                --
  Increase in deferred taxes.......................          4                119                69
  Foreign exchange (gain) loss.....................     (1,100)              (263)              398
  Purchased research and development...............      8,305                --                --
  Tax benefit of stock option exercised............         37                143               561
  Increase in accounts receivable..................     (2,879)            (1,777)           (2,557)
  (Increase) decrease in inventories...............     (1,444)            (5,870)            1,274
  Increase in other current assets.................     (3,225)            (1,187)           (2,558)
  Increase (decrease) in accounts payable..........      4,227               (983)              456
  Increase (decrease) in accrued.compensation......      1,069                 (6)              465
  Increase in deferred revenue.....................      1,389                --                --
  Increase (decrease) in other current
   liabilities.....................................      1,199              1,095              (270)
                                                      --------            -------          --------
Net cash provided by operating activities..........     12,648              1,450             9,535

Cash flows from investing activities:
Purchase of plant and equipment....................     (2,511)            (3,416)           (6,911)
Purchase of a business.............................    (13,897)               --                --
Equipment and rent deposits........................     (6,286)              (429)             (392)
Payment of long term liability.....................        (35)              (209)             (187)
Purchase of equity security........................        --              (2,011)              --
Net sales (purchase) of short-term investments.....     (1,059)             5,681            (7,367)
Net sales (purchase) of long-term  investments.....      8,399             (5,234)           (1,281)
                                                      --------            -------          --------
Net cash used by investing activities..............    (15,389)            (5,618)          (16,138)

Cash flows from financing activities:
Net proceeds of long term debt.....................        895              2,363             2,799
Net proceeds (repayments) of long term receivable..        574             (2,131)              --
Net proceeds from issuance of capital stock........        395                520             8,875
Stock repurchase...................................       (367)               --                --
                                                      --------            -------          --------
Net cash provided by financing activities                1,497                752            11,674
Effect of exchange rate changes on cash
 and cash equivalents..............................        (68)              (184)              463
                                                      --------            -------          --------
Net increase (decrease) in cash and cash
 equivalents.......................................     (1,312)            (3,600)            5,534
Cash and cash equivalents at beginning of period...     23,089             26,689            21,155
                                                      --------            -------          --------
Cash and cash equivalents at end of period.........   $ 21,777            $23,089          $ 26,689
                                                      ========            =======          ========

Supplemental cash flow disclosure:
 Cash paid for interest............................   $    381            $   383           $     48
 Cash paid for income taxes........................   $  2,999            $ 2,171           $  1,391

          See accompanying notes to consolidated financial statements.

                             PLANAR SYSTEMS, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

     Planar Systems, Inc. was incorporated on April 27, 1983 and commenced operations in June 1983. Planar Systems, Inc., and its wholly-owned subsidiaries (collectively, the "Company") are engaged in developing, manufacturing and marketing of electronic display products. These display products primarily include electroluminescent (EL), liquid crystal displays (LCD) and high performance taut shadow mask cathode ray tubes (CRT) technologies.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the financial statements of Planar Systems, Inc. and its wholly-owned subsidiaries, Planar International Ltd., Planar America, Inc., Planar Standish, Inc., Planar Flat Candle, Inc. and Planar Advance, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

FISCAL YEAR

     The Company's fiscal year ends on the last Friday in September. The last day of fiscal 1997, 1996 and 1995 was September 26, September 27 and September 29, respectively. Due to statutory requirements, Planar International's fiscal year-end is September 30. All references to a year in these notes are to the Company's fiscal year ended in the period stated which includes the fiscal year results of Planar International.

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

FOREIGN CURRENCY TRANSLATION

     The local currency is the functional currency of the Company's foreign subsidiary. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates, in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". Adjustments from foreign currency translation are included as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included as a component of non-operating income.

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

INVESTMENTS

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At September 26, 1997, the Company had no investments that qualified as trading or held to maturity.

     The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. The cost of securities sold is based upon specific identification.

     At September 26, 1997, the Company's investments in debt and equity securities were classified as cash and cash equivalents and short-term investments. These investments are diversified among high credit quality securities in accordance with the Company's investment policy. As of September 26, 1997, all debt securities are invested in federal and state and municipal securities. These securities have been reported at their fair market value of $14,561 compared to historical cost of $14,554. The unrealized gains of $7 are reported as a separate component of shareholders' equity, net of deferred taxes.

     The estimated fair value of debt securities available for sale by contractual maturities at September 26, 1997 is as follows:


     Due in three months or less...............  $ 4,043
     Due after three months through one year...    8,170
     Due after one year through three years....    2,348
                                                 -------
                                                 $14,561
                                                 =======

INVENTORIES

     Inventories are stated at the lower of cost (first in, first out method) or market, net of reserves for estimated inventory obsolescence based upon the Company's best estimate of future product demand. Inventories consist of:


                                     September 26,    September 27,
                                         1997             1996
                                     -------------    -------------
     Raw materials................      $12,118          $10,616
     Work in process..............        4,165            3,323
     Finished goods...............        5,234            3,195
                                        -------          -------
                                        $21,517          $17,134
                                        =======          =======

PLANT AND EQUIPMENT

     Depreciation of equipment is computed on a straight line basis over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized on a straight line basis over the lesser of the life of the leases or the estimated useful lives of the assets. Depreciation of the building is computed on a straight line basis over the estimated useful life of the building, estimated to be 39 years.

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


                                                          Fiscal Year Ended
                                            ---------------------------------------------
                                            September 26,   September 27,   September 29,
                                                1997            1996            1995
                                            -------------   -------------   -------------
Research and development expense.......        $17,274         $16,493         $14,084
Contract funding.......................          9,636           9,449           9,097
                                               -------         -------         -------
Research and development, net..........        $ 7,638         $ 7,044         $ 4,987
                                               =======         =======         =======

As of September 26, 1997 and September 27, 1996, included in other current assets is $2,656 and $2,964, respectively, related to these research and development contracts.

PRODUCT WARRANTY

     The Company provides a warranty for its products and establishes an allowance at the time of sale adequate to cover warranty costs during the warranty period. The warranty period is generally between twelve and fifteen months. This reserve is included in other current liabilities (Note 7).

GOODWILL AND EXCESS FAIR MARKET VALUE OF ACQUIRED NET ASSETS OVER PURCHASE PRICE

     Goodwill and the excess of fair market value of acquired net assets over purchase price are being amortized over a ten-year period using the straight line method.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period, using the treasury stock method. Common equivalent shares consist of options to purchase common stock.

FINANCIAL INSTRUMENTS

     The recorded amount of financial instruments approximates the fair market value.

STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In fiscal 1997, the

Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". This statement specifies the standard for computing and presenting earnings per share. Adoption of SFAS No. 128 is required for fiscal years beginning after December 15, 1996. The Company believes that implementation of this statement will not have a material effect on the financial position or results of operations of the Company.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Earnings" and and No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 established standards for reporting comprehensive income and its components. SFAS No. 131 establishes the standards for reporting information about operating segments. Adoption of both standards is required for fiscal years beginning after December 15, 1997. The Company believes that implementation for these standards will not have a material effect on the financial position or results of operations of the Company.

NOTE 2 -- CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables and investments. The risk in trade accounts receivable is limited due to the credit worthiness of the companies comprising the Company's customer base and their dispersion across many different sectors of the electronics industry and geographies. The risk in investments is limited due to the credit worthiness of investees comprising the portfolio, the diversity of the portfolio and relative low risk of municipal securities. At September 26, 1997, the Company does not believe it had any significant credit risks.

NOTE 3 - BUSINESS ACQUISITIONS

     On June 4, 1997, the Company acquired Flat Candle Corporation for $1,128 cash. Flat Candle Corporation's primary business is that of developing, manufacturing and marketing of back lights. The transaction was accounted for as a purchase. Intangibles of $803 were recorded, which are being amortized over ten years. The financial statements include the operating results of Flat Candle Corporation from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition is not significant.

     On September 26, 1997, the Company acquired all of the outstanding capital stock of Standish Industries, Inc. for approximately $15 million in cash and stock. Standish Industries' primary business is that of developing, manufacturing, and marketing electronic displays. The transaction was accounted for as a purchase. Intangibles of $5,714 were recorded, after adjusting for purchased research and development costs (Note 4), which are being amortized over ten years. The financial statements include the operating results of Standish Industries, Inc. from the date of acquisition.

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Standish Industries, Inc. had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles and the related income tax effects.

                                               1997         1996
                                            -----------  -----------
                                            (Unaudited)  (Unaudited)
     Sales................................   $119,939     $105,216
     Net income (loss)....................   $   (307)    $  7,079
     Net income (loss) per share..........   $  (0.03)    $   0.63

     The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect synergies that might be achieved from combined operations.

NOTE 4 - PURCHASED RESEARCH AND DEVELOPMENT EXPENSE

     In connection with the acquisition of Standish Industries, Inc. at September 26, 1997 (Note 3), the Company allocated $8,305 of the purchase price to in-process research and development projects as determined by independent appraisal. Accordingly, these costs were expensed as of the acquisition date. These allocations represent the estimated fair value based on risk adjusted cash flows (assuming a 23% discount rate) related to incomplete projects. The development of these projects had not yet reached technological feasibility, and the technology has no alternative future use. The technology acquired in these acquisitions will require substantial additional development by the Company.

NOTE 5 -- PLANT AND EQUIPMENT

     Plant and equipment, at cost, consists of:


                                              1997          1996
                                            --------      --------
     Land................................   $    115      $    --
     Buildings and improvements..........      3,731         1,331
     Machinery and equipment.............     28,048        24,026
                                            --------      --------
     Total plant and equipment...........     31,894        25,357
     Less accumulated depreciation.......    (15,310)      (12,509)
                                            --------      --------
     Net plant and equipment.............   $ 16,584      $ 12,848
                                            ========      ========

NOTE 6 -- BORROWINGS

LINE OF CREDIT

     The Company has a bank line of credit which allows for borrowings up to $8 million. The line bears interest at the bank's prime rate (8.5% at September 26, 1997) and is unsecured with a negative pledge on accounts receivable and inventories. The agreement is subject to review at

September 30, 1998. There were no borrowings outstanding on this line at September 26, 1997 or September 27, 1996.

LONG TERM DEBT

The Company has entered into credit facilities with several financial institutions to borrow up to $19.5 million to finance equipment purchases. These loans are secured by the financed equipment, mature in 2000 and bear interest at an average rate of 7.5%. As of September 26, 1997 and September 27, 1996, the company has $5.4 million and $5.2 million outstanding under these loans. As a result of the acquisition discussed at note 3, the Company assumed additional debt with of $3,157, maturing over the next several years at an average rate of 9.6%. Aggregate maturities over the next five years are $1,698, $2,270, $2,017, $1,022, $279 and $1,290 thereafter. Covenants under these agreements are not considered restrictive to normal operations.

NOTE 7 -- OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                            1997       1996
                                          ---------  --------
Warranty reserve........................  $    930   $   643
Income taxes payable....................     2,415       542
Deferred income taxes...................       262       448
Royalty payable.........................       297       --
Duty payable............................       308       --
Current portion of long term
 contingent payable.....................        32       176
Other...................................       839     1,043
                                          --------   -------
     Total............. ................  $  5,083   $ 2,852
                                          ========   =======

NOTE 8 -- INCOME TAXES

     The components of income(loss) before income taxes and extraordinary item consist of the following:


                                            1997      1996      1995
                                          --------   -------   -------
Domestic................................  $ (8,803)  $ 5,484   $ 7,778
Foreign.................................     8,293     5,359     5,102
                                          --------   -------   -------
     Total..............................  $   (510)  $10,843   $12,880
                                          ========   =======   =======

     The following table summarizes the provision for US federal, state and foreign taxes on income.

                                            1997      1996      1995
                                          --------   -------   -------
Current:
   Federal..............................  $    266   $   660   $ 1,268
   State................................       242       170       455
   Foreign..............................     2,425     1,137       695
                                          --------   -------   -------
                                             2,933     1,967     2,418
Deferred:
   Federal..............................    (3,638)     (195)     (200)


State...................................        --        --        --
Foreign.................................       (79)      399       125
                                          --------   -------   -------
                                          $   (784)  $ 2,171   $ 2,343
                                          ========   =======   =======

     The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                            1997       1996     1995
                                           ------      ----     -----
Computed statutory rate.................    (34.0)%    34.0%     34.0%
State income taxes, net of federal tax
 benefits...............................     23.7       0.6       2.3
Effect of foreign tax rates.............    (97.6)     (2.7)     (3.2)
Permanent differences resulting from
 purchase accounting....................     24.0      (0.8)     (1.3)
Change in valuation reserve.............     37.6      (8.5)    (12.2)
Benefit of tax exempt interest earned...    (59.6)     (3.0)     (2.4)
Other, net..............................     (0.4)      0.4       1.0
                                           ------      ----     -----
Effective tax rate......................   (153.7)%    20.0%     18.2%
                                           ======      ====     =====

     The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 26, 1997 and September 27, 1996 were as follows:

                                            1997       1996
                                          ---------  --------
Deferred tax assets:
Inventory valuation reserve..............  $ 1,413   $   449
Allowance for doubtful accounts..........      162        62
Valuation of intangibles.................       29        29
Accrued vacation and other compensation..      315       240
Basis difference in intangibles..........    2,824       --
Accrued warranty reserve.................      219       194
Capital loss carryforwards...............      600        47
General business credits.................      553       --
Net operating loss carryforwards.........    2,580     3,280
                                           -------   -------
Gross deferred tax assets................    8,695     4,301
  Valuation allowance....................   (3,660)   (3,468)
                                           -------   -------
    Deferred tax assets..................    5,035       833

Deferred tax liabilities:
Inventory valuation reserve..............     (305)     (448)
Accumulated depreciation.................     (753)     (438)
Operating reserves.......................     (185)     (291)
                                           -------   -------
    Deferred tax liabilities.............   (1,243)   (1,177)
                                           -------   -------
Net deferred tax asset (liability).......  $ 3,792     ($344)
                                           =======   =======

     During fiscal year 1997 and 1996, the Company recognized tax benefits of $37 and $143 respectively, related to differences between financial and tax reporting of stock option transactions. This difference was credited to common stock.

     The Company has established a valuation allowance for certain deferred tax assets, including net operating loss and tax credit carryforwards. SFAS No. 109 requires that such a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. For fiscal year 1997 and 1996, the valuation reserve increased by $192 and decreased by $1,166, respectively.

     At September 26, 1997, the Company has net operating loss carryforwards of approximately $7,590 available to reduce future federal taxable income. The carryforwards expire at various dates through 2004. Utilization of the carryforwards is subject to certain limitations due to the change in ownership of the Company which occurred in conjunction with the acquisition of Planar International. As a result of the acquisition, utilization of available net operating loss carryforwards is limited to approximately $2,100 per year.

NOTE 9 -- SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Company is authorized to issue up to 10,000,000 shares of preferred stock at $.01 par value. At September 26, 1997, no shares of preferred stock have been issued; however the following series of preferred stock had been designated and reserved - Series D Junior Participating Preferred Stock 200,000. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

STOCK OPTIONS

     In fiscal 1994, the Company adopted the 1993 Stock Incentive Plan which provides for the granting of options to buy shares of Common Stock. These options are intended to either qualify as "incentive stock options" under the Internal Revenue Code or "non-qualified stock options" not intended to qualify. Under the 1993 plan, options generally become exercisable 25% one year after grant and 6.25% per quarter thereafter, and expire ten years after grant. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. The Company reserved 1,200,000 shares of common stock for issuance under this plan. The option price under all plans is the fair market value as of the date of the grant. Total shares reserved under these plans are 2,758,735 shares.

     The Company also adopted a 1993 stock option plan for nonemployee directors that provides an automatic annual grant to each outside director of the Company. Total annual grants under this plan cannot exceed 60,000 shares per year. Terms of this plan generally follow the 1993 Stock Incentive Plan. Information regarding these option plans is as follows:

                                                           Number of Shares  Weighted Average
                                                                 Shares        Option Prices
                                                           ----------------  ----------------
Options outstanding at September 30, 1994...............        863,166            $ 4.64
  Granted...............................................        178,000             22.26
  Exercised.............................................        261,894              2.82
  Canceled..............................................         13,967             10.56
                                                              ---------            ------
Options outstanding at September 29, 1995...............        765,305              9.26
  Granted...............................................        822,700             13.58
  Exercised.............................................         71,942              4.97
  Canceled..............................................        344,199             19.99
                                                              ---------            ------
Options outstanding at September 27, 1996...............      1,171,864              9.42
  Granted...............................................        271,450             13.46
  Exercised.............................................         71,916              3.28
  Canceled..............................................         10,074             13.44
                                                              ---------            ------

Options outstanding at September 26, 1997...............      1,361,324             $10.49
                                                              =========             ======
Exercisable at September 26, 1997.......................        690,079
                                                              =========

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

     During 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" which defines a fair value based method of accounting for an employee stock option or similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock based compensation plans under APB Opinion No. 25. The Company has computed, for pro forma disclosure purposes, the value of all options granted during 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

                                                         1997     1996
                                                        -----    -----
           Risk free interest rate....................    6.0%     6.0%
           Expected dividend yield....................      0        0
           Expected lives.............................    4.2      4.2
           Expected volatility........................   55.7     54.3

     Using the Black-Scholes methodology, the total value of options granted during 1997 and 1996 was $1,363 and $3,567, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 1997 and 1996 was $13.46 per share and $13.58 per share, respectively. If the Company accounted for its stock based compensation plans in accordance with SFAS No 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

                                  1997                      1996
                        -----------------------   ----------------------
                        As reported  Pro Forma    As reported  Pro Forma
                        -----------  ----------   -----------  ---------
Net income.............     $ 274      $ (581)       $8,672      $8,232

Net income per share...     $0.02      $(0.05)       $ 0.77      $ 0.75


     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at September 26, 1997:

                        Options Outstanding                                      Options Exercisable
---------------------------------------------------------------------    ------------------------------------
                       Number       Weighted Average      Weighted       Number of Shares
    Range of       Outstanding at      Remaining           Average        Exercisable at     Weighted Average
Exercises Prices       9/26/97      Contractual Life    Exerice Price        9/26/97          Exercise Price
----------------   --------------   ----------------    -------------    ----------------    ----------------
 $2.50 - $9.88          677,422            6.78             $ 7.13             445,246            $ 5.74
$10.25 - $13.13         153,200            8.86             $11.95              60,000            $11.46
$14.13 - $23.38         530,702            8.60             $14.34             184,833            $14.74
---------------       ---------            ----             ------             -------            ------
 $2.25 - $23.38       1,361,324            7.72             $10.49             690,079            $ 8.65
===============       =========            ====             ======             =======            ======


EMPLOYEE STOCK PURCHASE PLAN

     In fiscal 1995, the Company adopted the 1994 Employee Stock Purchase Plan which provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company's Common Stock at 85 percent of the fair market value at specific dates. At September 26, 1997, 224,914 shares remain available for purchase through the plan and there were 492 employees eligible to participate in the plan, of which 121, or 24.5 percent, were participants. Employees purchased 36,283 shares, at an average price of $8.58 per share during the year. Total receipts to the company were $311. Since the plan is noncompensatory, no charges to operations have been recorded.

SHAREHOLDERS RIGHTS PLAN

     In February 1996, the Board of Directors approved a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding common share. Each right represents the right to purchase one hundredth of a share of Preferred Stock, at an exercise price of $60.00, subject to adjustment. The rights are only exercisable ten days after a person or group acquires, or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of the Company's outstanding common stock. Subject to the terms of the shareholder rights plan and the discretion of the Board of Directors, each right would entitle the holder to purchase one share of Common Stock of the Company for each right at one-half of the then-current price. The rights expire in February 2006, but may be redeemed by action of the Board of Directors prior to that time at $.01 per right.

NOTE 10 - COMMITMENTS

OPERATING LEASES

     Most of Company's office and manufacturing facilities are subject to long-term operating leases. In addition, regional sales offices and automobiles are subject to leases with terms ranging from one to twelve months.

     At September 26, 1997, the approximate minimum annual operating lease payments are:

                Fiscal year ending in September:
                --------------------------------
                1998.............................  $2,021
                1999.............................   2,027
                2000.............................   1,764
                2001.............................   1,769
                2002.............................   1,776
                                                   ------
                                                   $9,357
                                                   ======

     Total rent expense was $1,920, $1,921 and $1,880 for the years ended September 26, 1997, September 27, 1996 and September 29, 1995, respectively.

NOTE 11 -- GEOGRAPHIC INFORMATION

     The Company operates in one industry. Operations include developing, manufacturing, and marketing EL displays, LCD and high performance CRTs.

     Information concerning geographic area for fiscal year 1995, 1996 and 1997 is summarized below:

                        North America   Rest of World   Eliminations   Consolidated
                        -------------   -------------   ------------   ------------
1995:
 Sales................     $ 57,062         $40,244       $(18,783)      $ 78,523
 Net income...........        6,299           3,801            437         10,537
 Identifiable assets..       78,589          31,393        (21,308)        88,674
1996:
 Sales................     $ 60,351         $39,516       $(19,496)      $ 80,371
 Net income...........        4,715           3,492            465          8,672
 Identifiable assets..       90,115          31,727        (24,547)        97,295
1997:
 Sales................     $ 71,558         $38,280       $(20,988)      $ 88,850
 Net income...........       (4,747)          5,947           (926)           274
 Identifiable assets..      101,898          36,050        (23,752)       114,196

     North American sales include all sales made in Canada, the United States and Mexico. Rest of the World sales includes all sales made in countries outside of North America, which in fiscal years 1997, 1996 and 1995 principally consisted of sales made in Europe and Japan.

     No customer accounted for 10 percent or more of revenue in fiscal years 1997, 1996 or 1995.

NOTE 12 -- 401(k) AND PROFIT SHARING

     All employees in North America over 21 years of age who have completed at least three months of service are eligible to participate in the 401(k) savings and profit sharing plan. Employees can contribute between 0% and 15% of their gross pay subject to statutory maximums. The Company matches 50% of the first 10% of each participating employee's contributions, also subject to statutory maximums. Employer contributions vest over four years. The 401(k) plan expense amounted to $466, $438 and $332 for the years ended September 26, 1997, September 27, 1996 and September 29, 1995, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF PLANAR SYSTEMS, INC.

     The information set forth under the captions "Election of Directors" and "Management" appearing on pages 2 through 5 of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 12, 1998, is incorporated by reference into this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" appearing on pages 5 through 8 of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 12, 1998, is incorporated by reference into this Report.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Stock Owned by Management and Principal Shareholders" appearing on page 10 of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 12, 1998, is incorporated by reference into this Report.

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

(b)  Reports on 8-K

     8-K report filed on October 10, 1997

(c)  Exhibits

Exhibit
Number                                 Title
-------                                -----
3.1       Second Restated Articles of Incorporation of Planar Systems, Inc./(1)/

3.2       First Restated Bylaws of Planar Systems, Inc./(1)/

3.3       Amendment to Second Restated Articles of Incorporation of Planar
          Systems, Inc./(2)/

4.1       Specimen stock certificate/(1)/

4.4       Rights Agreement dated as of February 1, 1996 between Planar Systems,
          Inc. and First Interstate Bank of Oregon, N.A. (Incorporated by reference to the Company's Form 8-K filed as of February 21, 1996)
          /(3)/

10.1 Form of Indemnity Agreement between Planar Systems, Inc. and each of its executive officers and directors/(1)/

10.2      Amended and Restated 1983 Incentive Stock Option Plan/(1)/

10.3      1993 Stock Option Plan for Nonemployee Directors/(1)/

10.4      1993 Incentive Stock Option Plan/(1)/

10.5      1994 Employee Stock Purchase Plan/(4)/

10.6      Registration Rights Agreement dated December 30, 1990/(1)/

10.7      Lease agreement dated as of September 30, 1993 between Science Park
          Limited Partnership I and Planar Systems, Inc./(1)/

10.8      Lease agreement between Metra Corporation and Planar International,
          Ltd (English translation)/(1)/

10.9      Lease agreement dated as of August 26, 1994 between Tektronix, Inc.
          and Planar Systems, Inc./(5)/

10.10     Asset Purchase Agreement dated August 26, 1994 between Tektronix, Inc.
          and Tektronix Federal Systems, Inc. and Planar Systems, Inc and Planar
          Advance /(5)/

10.11     Stock Purchase Agreement dated August 25, 1997 by and among Planar
          Systems, Inc., Standish Industries, Inc., Standish International,
          Inc., Charles P. Hoke, Elizabeth A. Hoke and William R. Steinmetz,
          Trustee of the Steven Hoke Management Trust, the Catherine Hoke
          Management Trust, the Lauren Hoke Management Trust and the Charles D.
          Hoke Management Trust ("the Agreement") (certain schedules to the
          Agreement and its exhibits are omitted). /(6)/

10.12     Amendment to Stock Purchase Agreement dated August 26, 1997 /(6)/

10.13     1996 Stock Incentive Plan

10.14     Lease agreement dated as of May 30, 1997 between Pacific Realty
          Associates, L.P., and Planar America, Inc.

21        Subsidiaries of Planar Systems, Inc.

23        Consent of KPMG Peat Marwick LLP dated December 19, 1997

24        Power of Attorney (included on Signature Page)

27        Financial Data Schedule


/(1)/ Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.
/(2)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 27, 1996.
/(3)/ Incorporated by reference to the Company's Current Report on Form 8-K files on February 21, 1996.
/(4)/ Incorporated by reference to the Company's Annual Report on Form 10-K filed as of for the year ended September 30, 1994.
/(5)/ Incorporated by reference to the Company's Current Report on Form 8-K filed as of September 12, 1994.
/(6)/ Incorporated by reference to the Company's Current Report on Form 8-K files on October 10, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PLANAR SYSTEMS, INC.

December 22, 1997                        By: /s/ JACK RAITON
                                             ---------------
                                         Jack Raiton
                                         Vice President
                                         Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ JAMES M. HURD          President, Chief Executive Officer,            December 22, 1997
-------------------------  Director (Principal Executive Officer)
James M. Hurd

/s/ JACK RAITON            Vice President, Chief Financial Officer,       December 22, 1997
-------------------------  (Principal Financial and Accounting Officer)
Jack Raiton

/s/ WILLIAM D. WALKER      Chairman of the Board                          December 22, 1997
-------------------------
William D. Walker

/s/ STEVEN E. WYNNE        Director                                       December 22, 1997
-------------------------
Steven E. Wynne

/s/ HEIKKI T. HORSTIA      Director                                       December 22, 1997
-------------------------
Heikki T. Horstia

/s/ GREGORY H. TURNBULL    Director                                       December 22, 1997
-------------------------
Gregory H. Turnbull

/s/ HEINRICH STENGER       Director                                       December 22, 1997
-------------------------
Heinrich Stenger