Form 10-Q
period 1997-12-26
PLANAR SYSTEMS INC
filed 1998-02-09
CIK 722392

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


     ____________________________________________________________________


                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


    For the Quarter Ended December 26, 1997    Commission File No.  0-23018


     _____________________________________________________________________


                             PLANAR SYSTEMS, INC.
            (exact name of registrant as specified in its charter)

             Oregon                                       93-0835396
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

              1400 NW Compton Dr., Beaverton, Oregon       97006
            (Address of principal executive offices)     (zip code)

       Registrant's telephone number, including area code: (503)690-1100

     ____________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           X
                                          ___ Yes      ___ No


           Number of common stock outstanding as of February 6, 1998
                   10,820,453 shares, no par value per share

PLANAR SYSTEMS, INC.

                                     INDEX
                                                                            Page
Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Operations for the Three Months Ended December      3
26, 1997 and December 27, 1996

Consolidated Balance Sheets at December 26, 1997 and  September 26, 1997       4

Consolidated Statements of Cash Flows for the Three Months Ended December      5
26, 1997 and December 27, 1996

Notes to Consolidated Financial Statements                                     6

Item 2. Management's Discussion and Analysis of Financial Condition and        8
Results of Operations

Part II. Other Information

Item 2. Changes in securities                                                 10
Item 5. Other information                                                     10
Item 6. Exhibits and Reports on Form 8-K                                      12

Signatures                                                                    13

                         Part 1. FINANCIAL INFORMATION


Item 1. Financial Statements

                              Planar Systems, Inc.
                                and Subsidiaries
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                               Three Months Ended
                                  December 26,                     December 27,
                                      1997                             1996
                                  ------------                     ------------
Sales                                 $ 31,474                         $ 22,152
Cost of Sales                           22,353                           14,879
                                  ------------                     ------------
Gross Profit                             9,121                            7,273

Operating Expenses:
  Research and development, net          1,758                            1,952
  Sales and marketing                    2,638                            1,879
  General and administrative             2,222                            1,471
  Goodwill, net                             46                             (119)
                                  ------------                     ------------
      Total operating expenses           6,664                            5,183
                                  ------------                     ------------
Income from operations                   2,457                            2,090
Non-operating income
 (expense):
  Interest, net                            181                              299
  Foreign exchange, net                    219                              102
  Other, net                               ---                             (250)
                                  ------------                     ------------
      Net non-operating income             400                              151
Income before income taxes
 and extraordinary item                  2,857                            2,241
Provision for income taxes                 726                              565
                                  ------------                     ------------
Net Income                            $  2,131                         $  1,676
                                  ============                     ============
Net income per share (basic):         $   0.20                         $   0.15

Weighted average number of
 common shares outstanding              10,891                           10,929

Net income per share (diluted):       $   0.19                         $   0.15

Weighted average number of
 common and common equivalent
 shares outstanding                     11,141                           11,190

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                          Consolidated Balance Sheets
                                 (In thousands)


                                            (unaudited)
                                            December 26,   September 26,
                                                1997           1997
                                            -----------    -------------
          ASSETS
Current assets:
  Cash and cash equivalents                    $ 27,425         $ 21,777
  Short-term investments                          4,044            8,170
  Accounts receivable                            22,452           21,001
  Inventories                                    21,297           21,517
  Other current assets                            7,507            8,471
                                            -----------    -------------
    Total current assets                         82,725           80,936
  Property, plant and equipment, net             16,087           16,584
  Long-term investments                                            2,445
  Goodwill                                        5,715            5,878
  Other                                          11,532            8,353
                                            -----------    -------------
                                               $116,059         $114,196
                                            ===========    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit                               $  8,000         $  1,130
  Accounts payable                               13,806           13,011
  Accrued compensation                            3,562            5,261
  Other current liabilities                       6,861            5,083
  Current portion of long term debt               1,423            1,698
  Deferred revenue                                1,320            1,406
  Current portion of excess fair market
   value of acquired net
  assets over purchase price                        476              476
                                            -----------    -------------
      Total current liabilities                  35,448           28,065
Deferred taxes                                      259              263
Other long term liabilities                         380              638
Long term debt, net of current portion            3,656            6,878
Long-term portion of excess fair market
 value of acquired net assets over purchase
 price                                              953            1,072
                                            -----------    -------------
      Total liabilities                          40,696           36,916
Shareholder's equity:
  Common stock                                   73,376           73,190
  Unrealized loss on marketable securities           37                7
  Retained earnings                               9,019           10,486
  Foreign currency translation adjustment        (7,069)          (6,403)
                                            -----------    -------------
      Total shareholders' equity                 75,363           77,280
                                            -----------    -------------
                                               $116,059         $114,196
                                            ===========    =============

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                                    Three Months Ended
                                                                              December 26,          December 27,
                                                                                  1997                  1996
                                                                              ------------          ------------

Cash flows from operating activities:
Net  income                                                                        $ 2,131               $ 1,676
Adjustments to reconcile net income to
 net cash provided <used>  by operating
 activites
    Depreciation and amortization                                                      998                   751
    Amortization of excess market value
     of acquired net assets over purchase price                                       (119)                 (119)
    Goodwill                                                                           165
    Loss on investment                                                                                       250
    Loss on sale of equipment                                                           27
    Increase <decrease> in deferred taxes                                                                     (3)
    Foreign exchange gain                                                             (220)                  (93)
    Increase in accounts receivable                                                 (1,311)               (1,962)
    Decrease in inventory                                                              116                   244
    <Increase> decrease in other current assets                                        711                   (69)
    Increase in accounts payable                                                       983                 1,516
    Increase <decrease> in accrued compensation                                     (1,316)                  423
    Increase <decrease> in deferred revenue                                            (65)                  689
    Increase in other current liabilities                                            1,209                   270
                                                                             -------------          ------------
Net cash provided by operating activities                                            3,309                 3,573

Cash flows from investing activities
Purchase on property, plant and equipment                                             (598)                 (827)
Payment of equipment and rent deposits                                              (3,545)                 (301)
Payment <refund> of other long term liabilities                                         18                   (45)
Net sales of short term investments                                                  4,126                 2,060
Net sales <purchases> of long term investments                                       2,394                (3,123)
                                                                              ------------          ------------
Net cash provided <used>  by investing activities:                                   2,395                (2,236)

Cash flows from financing activities
Net <repayment> proceeds under long term debt                                       (3,754)                1,238
Net proceeds under short term debt                                                   6,870                   ---
Net proceeds under long term accounts receivable                                       456                    20
Net cash use for stock repurchase                                                   (3,598)                  ---
Net proceeds from issuance of capital stock                                              3                   153
                                                                              ------------          ------------
Net cash provided <used> by financing activities:                                      (23)                1,411

Effect of change of exchange rate changes on cash and cash
 equivalents                                                                           (33)                  (46)
Net increase in cash and cash equivalents                                            5,648                 2,702
Cash and cash equivalents at beginning of period                                    21,777                23,089
                                                                              ------------          ------------
Cash and cash equivalents at end of period                                         $27,425               $25,791
                                                                              ============          ============

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                  (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in connection with the Company's audited financial statements for the year ended September 26, 1997.

Note 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:


                     December 26, 1997    September 26, 1997
                     -----------------    ------------------
                        (Unaudited)
Raw materials           $ 12,470              $ 12,118
Work in process            4,412                 4,165
Finished goods             4,415                 5,234
                        --------              --------
                        $ 21,297              $ 21,517
                        ========              ========

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

                                                        Three Months Ended
                                                   December 26,     December 27,
                                                       1997             1996
                                                   ------------     ------------
Research and development                                $ 3,191         $ 2,787
Product engineering                                       1,464           1,440
                                                   ------------     -----------
       Total expense                                      4,655           4,227
Contract funding                                         (2,897)         (2,275)
                                                   ------------     -----------
       Research and development, net                    $ 1,758         $ 1,952
                                                   ============     ===========

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

                              Planar Systems, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                  (Unaudited)

Note 5 - NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period and diluted income per common share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist of options to purchase common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended September 26, 1997.

RESULTS OF OPERATIONS

Sales

The Company's sales increased by 42.1% to $31,474,000 in the fiscal quarter ended December 26, 1997 from $22,152,000 in the same quarter last fiscal year. The increase in sales was principally due to the additional sales attributed to Planar Standish, which was acquired in September 1997. International sales, principally sales to Europe, increased by 13.8% due to the increased sales in the Company's target markets with existing product lines and the addition of the Planar Standish sales. For this fiscal quarter, international sales were 21.2% of total sales compared to 26.4% in the same period last fiscal year.

Gross Profit

The gross margin of 29.0% for this quarter compared to 32.8% in the same quarter in the prior year, reflects the increase in sales of LCD products which are historically at a lower margin than the rest of the component business.

Operating Expenses

The Company's operating expenses increased by 28.6% this fiscal quarter compared to the same quarter last fiscal year. The increase was primarily in two areas:
1) sales and marketing, reflecting additional marketing resources and commissions paid on the increased level of sales, and; 2) general and administrative, where additional costs were incurred to support Planar Standish. Overall, operating expenses as a percentage of sales decreased to 21.2% in this fiscal quarter compared to 23.4% in the same quarter last fiscal year.

Non-Operating Income and Expense

Net interest for this quarter versus the same period last fiscal year declined due to the increase in debt related to the Planar Standish acqusition.

The other expense recognized in the first quarter of fiscal 1997 reflects the write off of an equity investment in a virtual reality headset manufacturing company.

The Company experienced a net gain from foreign currency transactions of $219,000 during the first quarter of fiscal 1998 compared to a net gain of $102,000 during the first quarter of fiscal 1997. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income.

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

Provision for Income Taxes

The effective income tax rate for the quarter ended December 26, 1997 was 25.4% versus 25.2% in the same quarter in the prior year. This change in effective rates is due to the relative profitability of the U.S. and foreign taxable entities.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 26, 1997, the Company generated $3.3 million in cash from operating activities compared to $3.5 million in the same period last fiscal year.

At December 26, 1997, the Company had a bank line of credit agreement with a borrowing capacity available to $8.0 million and a credit facility for financing equipment of $19.5 million. A similar bank line of credit was in place as of September 26, 1997. As of December 26, 1997, $8 million was outstanding and as of September 26, 1997, no borrowings were outstanding under the credit line. Under the equipment financing lines, $5.1 million was outstanding under the equipment financing lines at December 26, 1997 and $5.4 million at September 26, 1997.

For the three month period ended December 26, 1997, additions to property and equipment were $598,000 compared to $827,000 for the same period last fiscal year. The principal acquisitions during both periods were related to upgrading the production facility and equipment at Planar America. In addition, the Company anticipates further upgrades of production facilities over the next 12 months costing $10 to $12 million, of which approximately $7 million has already been made through equipment deposits.

On April 23, 1997, the Company announced it intention to repurchase up to 400,000 shares of the Company's currently outstanding common stock from time to time over the next twelve months in open market and negotiated transactions. During the three months ended December 26, 1997, the Company repurchased $3,598,000 of it's own common stock.

                          PART II.  OTHER INFORMATION

Item 2. Changes in Securities

(c) During the first fiscal quarter of 1998, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 4,755 shares of Common Stock were issued at exercises prices ranging from $2.25 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

Item 5.  Other Information

          Planar does not provide forecasts of future financial performance. While Planar's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook. The following information should be read in conjunction with Management's Discussion and Analysis (Item 7) contained in the Company's 10-K for the year ended September 26, 1997.

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


Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits:         27 - Financial Data Schedule

          (b)  Reports on 8-K:   none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PLANAR SYSTEMS, INC.
                                    (Registrant)



DATE: February 6, 1998              /s/ Jack Raiton
                                    -----------------
                                    Jack Raiton
                                    Vice President and
                                    Chief Financial Officer