Form 10-Q
period 1998-03-27
PLANAR SYSTEMS INC
filed 1998-05-11
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

--------------------------------------------------------------------------------

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended March 27, 1998              Commission File No.  0-23018

--------------------------------------------------------------------------------

PLANAR SYSTEMS, INC.
(exact name of registrant as specified in its charter)

Oregon                                  93-0835396
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

1400 NW Compton Dr., Beaverton, Oregon        97006
(Address of principal executive offices)      (zip code)

Registrant's telephone number, including area code: (503) 690-1100

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             X   Yes           No
                           -----         -----

             Number of common stock outstanding as of May 7, 1998
                   10,851,519 shares, no par value per share

PLANAR SYSTEMS, INC.

                                     INDEX
                                                                            Page
Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Operations for the Three Months Ended March 27,     3
 1998 and March 28, 1997

Consolidated Statements of Operations for the Six Months Ended March 27,       4
 1998 and March 28, 1997

Consolidated Balance Sheets at March 27, 1998 and September 26, 1997           5

Consolidated Statements of Cash Flows for the Six Months Ended March 27,       6
 1998 and March 28, 1997

Notes to Consolidated Financial Statements                                     7

Item 2.  Management's Discussion and Analysis of Financial Condition and       9
         Results of Operations

Part II. Other Information
Item 2.  Changes in securities                                                11
Item 4.  Submission of Matters to a Vote of Shareholders                      11
Item 5.  Other information                                                    11
Item 6.  Exhibits and Reports on Form 8-K                                     13

Signatures                                                                    14

                         Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements
                              Planar Systems, Inc.
                                and Subsidiaries
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                            Three Months Ended
                                      March 27, 1998   March 28, 1997
                                      --------------   --------------
Sales                                     $32,102          $23,190
Cost of sales                              21,665           14,773
                                          -------          -------
Gross profit                               10,437            8,417
Operating expenses:
  Research and development, net             2,385            1,916
  Sales and marketing                       2,620            2,052
  General and administrative                2,389            1,727
  Amortization of excess fair market
    value of acquired net assets over
    purchase price                             46             (119)
                                          -------          -------
      Total operating expenses              7,440            5,576
                                          -------          -------
Income from operations                      2,997            2,841
Non-operating income (expense):
  Interest, net                               156              282
  Foreign exchange, net                       274              594
  Other, net                                                (1,761)
                                          -------          -------
      Net operating income (expense)          430             (885)
                                          -------          -------
Income before income taxes and
  extraordinary item                        3,427            1,956
Provision for income taxes                    876              269
                                          -------          -------
Net income                                $ 2,551          $ 1,687
                                          =======          =======


Net income per share (basic):               $0.24            $0.15

Weighted average number of
  common shares outstanding                10,823           10,947

Net income per share (diluted):             $0.23            $0.15

Weighted average number of common
  and potentially dilutive
  common shares outstanding                11,098           11,288

See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)

                                  (Unaudited)

                                                                                     Six Months Ended
                                                                             ---------------------------------
                                                                             March 27, 1998     March 28, 1997
                                                                             --------------     --------------
Sales                                                                            $63,576           $ 45,342
Cost of sales                                                                     44,018             29,652
                                                                                 -------           --------
Gross profit                                                                      19,558             15,690
Operating expenses:
  Research and development, net                                                    4,143              3,868
  Sales and marketing                                                              5,258              3,931
  General and administrative                                                       4,611              3,198
  Amortization of excess fair market value of acquired
    net assets over purchase price                                                    92               (238)
                                                                                 -------           --------
      Total operating expenses                                                    14,104             10,759
                                                                                 -------           --------
Income from operations                                                             5,454              4,931
Non-operating income (expense):
  Interest, net                                                                      337                581
  Foreign exchange, net                                                              493                696
  Other, net                                                                                        (2,011)
                                                                                 -------           --------
      Net operating income (expense)                                                 830               (734)
                                                                                 -------           --------
Income before income taxes and extraordinary item                                  6,284              4,197
Provision for income taxes                                                         1,602                834
Net income                                                                       $ 4,682           $  3,363
                                                                                 =======           ========

Net income per share (basic):                                                      $0.43              $0.31

Weighted average number of common shares outstanding                              10,833             10,947

Net income per share (diluted):                                                    $0.42              $0.30

Weighted average number of common and potentially dilutive
    common shares outstanding                                                     11,099             11,246


See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                          Consolidated Balance Sheets
                                (In thousands)

                              ASSETS
                                                                     March 27,    September 26,
                                                                       1998           1997
                                                                    (Unaudited)
                                                                    -----------   -------------
Current assets:
  Cash and cash equivalents                                          $ 22,657       $ 21,777
  Short-term investments                                                2,318          8,170
  Accounts receivable                                                  23,275         21,001
  Inventories                                                          23,204         21,517
  Other current assets                                                 11,375          8,471
                                                                     --------       --------
   Total current assets                                                82,829         80,936
  Property, plant and equipment, net                                   15,777         16,584
  Long-term investments                                                    --          2,445
  Goodwill                                                              5,550          5,878
  Other                                                                10,449          8,353
                                                                     --------       --------
                                                                     $114,605       $114,196
                                                                     ========       ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit                                                     $  7,000       $  1,130
  Accounts payable                                                     13,198         13,011
  Accrued compensation                                                  4,172          5,261
  Other current liabilities                                             4,818          5,083
  Current portion of long term debt                                     1,450          1,698
  Deferred revenue                                                      1,513          1,406
  Current portion of excess fair market value of acquired net
    assets over purchase price                                            476            476
                                                                     --------       --------
      Total current liabilities                                        32,627         28,065
Deferred taxes                                                            219            263
Other long term liabilities                                               455            638
Long term debt, net of current portion                                  3,283          6,878
Long-term portion of excess fair market value of acquired net
   assets over purchase price                                             834          1,072
                                                                     --------       --------
      Total liabilities                                                37,418         36,916
Shareholder's equity:
  Common stock                                                         73,563         73,190
  Unrealized gain (loss) on marketable securities                          --              7
  Retained earnings                                                    11,570         10,486
  Foreign currency translation adjustment                              (7,946)        (6,403)
                                                                     --------       --------
      Total shareholders' equity                                       77,187         77,280
                                                                     --------       --------
                                                                     $114,605       $114,196
                                                                     ========       ========

See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                        Six Months Ended
                                                                             March 27, 1998           March 28, 1997
                                                                             --------------           --------------
Cash flows from operating activities:
Net  income                                                                      $ 4,682                 $ 3,363
Adjustments to reconcile net income to net cash
  provided <used>  by operating activities
    Depreciation and amortization                                                  1,926                   1,520
    Amortization of excess market value of acquired net
       assets over purchase price                                                   (238)                   (238)
    Goodwill                                                                         330                      --
    Loss on investment                                                                --                   2,011
    Loss on sale of equipment                                                         27                      --
    Increase (decrease) in deferred taxes                                            (34)                      1
    Foreign exchange gain                                                           (493)                   (638)
    Increase in accounts receivable                                               (2,476)                 (5,355)
    Increase in inventory                                                         (1,946)                   (589)
    Increase in other current assets                                              (4,547)                 (2,560)
    Increase in accounts payable                                                   4,137                   3,358
    Increase (decrease) in accrued compensation                                     (651)                    678
    Increase in deferred revenue                                                     160                     749
    Increase (decrease) in other current liabilities                                (873)                    390
                                                                                 -------                 -------
Net cash provided by operating activities                                              4                   2,690

Cash flows from investing activities:
Purchase of property, plant and equipment                                         (1,384)                 (2,798)
Payment of equipment and rent deposits                                            (5,457)                   (194)
Decrease in other long-term liabilities                                             (174)                    (13)
Net sales of short-term investments                                                5,852                     940
Net sales of long-term investments                                                 2,310                   4,631
                                                                                 -------                 -------
Net cash provided by investing activities:                                         1,147                   2,566

Cash flows from financing activities:
Net proceeds (payments) under long-term debt                                      (3,843)                    917
Net proceeds under short-term debt                                                 5,870                      --
Net proceeds under long-term accounts receivable                                   1,073                     159
Net cash used for stock repurchase                                                (3,599)                     --
Net proceeds from issuance of capital stock                                          214                     181
                                                                                 -------                 -------
Net cash provided (used) by financing activities                                    (285)                  1,257

Effect of change of exchange rate changes on cash and cash
   equivalents                                                                        14                      21

Net increase (decrease) in cash and cash equivalents                                 880                   6,534
Cash and cash equivalents at beginning of period                                  21,777                  23,089
                                                                                 -------                 -------
Cash and cash equivalents at end of period                                       $22,657                 $29,623
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

Note 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

                       March 27, 1998      September 26, 1997
                       --------------      ------------------
                        (Unaudited)
Raw materials             $13,764                $12,118
Work in process             4,659                  4,165
Finished goods              4,781                  5,234
                          $23,204                $21,517
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

                                   Three Months Ended       Six Months Ended
                                  March 27,   March 28,   March 27,   March 28,
                                    1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
Research and development           $ 2,970     $ 2,599     $ 6,161     $ 5,386
Product engineering                  1,647       1,355       3,111       2,795
                                   -------     ------      -------     -------
  Total expense                      4,617       3,954       9,272       8,181
Contract funding                    (2,232)     (2,038)     (5,129)     (4,313)
                                                           -------     -------
  Research and development, net    $ 2,385     $ 1,916     $ 4,143     $ 3,868
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

                             Planar Systems, Inc.
                               and Subsidiaries
                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)
                                  (Unaudited)

Note 5 - NET INCOME PER COMMON SHARE

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period and diluted net income per common share is computed using the weighted average number of common and potentially dilutive common shares assumed to be outstanding during the period. Potentially dilutive common shares consist of options to purchase common stock.

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

RESULTS OF OPERATIONS

Sales

The Company's sales increased by 38.4% to $32,102,000 in the fiscal quarter ended March 27, 1998 from $23,190,000 in the same quarter last fiscal year. The increase in sales was principally due to the additional sales attributable to Planar Standish, which was acquired in September 1997. International sales, principally sales to Europe, increased by 13.7% due to increased sales in the Company's target markets and the addition of Planar Standish sales. For this fiscal quarter, international sales were 21.1% of total sales compared to 25.7% in the same period last fiscal year.

For the first six months of 1998, the Company's sales increased by 40.2% to
$63,576,000 from $45,342,000 in the same period last fiscal year.   For this
period, international sales were 21.1% of total sales as compared to 26.0% in the same period last fiscal year.

Gross Profit

The Company's gross profit as a percentage of sales decreased to 32.5% in this fiscal quarter from 36.3% in the same quarter last fiscal year and for the six month period decreased to 30.8% from 34.6% in the same period last fiscal year. These decreases reflect the increase in sales of LCD products, which historically are at a lower margin.

Operating Expenses

The Company's operating expenses increased by 33.4% this fiscal quarter compared to the same quarter last fiscal year and increased 31.1% for the six months ended March 27, 1998 over the same period last fiscal year. The increase was primarily in three areas: (i) research and development, reflecting additional expenses related to the development of new technologies, (ii) sales and marketing, reflecting additional marketing resources and higher commissions on the increased level of sales and (iii) general and administrative, where additional costs were incurred to support Planar Standish. Overall, operating expenses as a percentage of sales decreased to 23.2% in this fiscal quarter compared to 24.0% in the same quarter last fiscal year and decreased to 22.2% for the six month period as compared to 23.7% for the same period last fiscal year.

Non-Operating Income and Expense

Net interest for the three months and six months ended March 27, 1998 versus the same periods last fiscal year decreased due to investment and financing strategies implemented by the Company.

The other expense recognized in the second quarter and six month results of 1997 reflects the write off of an equity investment in a virtual reality headset manufacturing company.

The Company experienced a net gain from foreign currency transactions of $274,000 during the second quarter of fiscal 1998 compared to a net gain of $594,000 during the second quarter of fiscal 1997 and a gain of $493,000 for the six months ended March 27, 1998 compared to a gain of $696,000 for the same period last fiscal year. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income.

From September 26, 1997 to March 27, 1998, the U.S. dollar strengthened 5% against the Finnish markka. This strengthening of the U.S. dollar resulted in lower reported revenues and operating expenses due to the translation of the Finnish markka to U.S. dollars for consolidated financial reporting.

The Company generally realizes about one fourth of its revenue outside the United States and expects this to continue in the future. Additionally, the functional currency of the Company's subsidiary, Planar International, is the Finnish markka which must be translated to U.S. dollars for consolidation. As such, the Company's business and operating results will be impacted by the effects of future foreign currency fluctuations.

Provision for Income Taxes

The effective income tax rate for the quarter ended March 27, 1998 was 25.6% versus 13.8% in the same quarter in the prior year. For the six months ended March 27, 1998, the effective income tax rate was 25.5% versus 19.8% in the same period last fiscal year. This increase is due to the relative profitability of the U.S. and foreign taxable entities.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended March 27, 1998, the Company generated $4,000 in cash from operating activities compared to $2.7 million in the same period last fiscal year.

At March 27, 1998, the Company had an unsecured bank line of credit agreement with a borrowing capacity available to $10.0 million and a credit facility for financing equipment of $15.5 million At September 26, 1997, a similar bank line of credit and credit facility were in place with borrowing capacities of $8 million and $19.5 million respectively. As of March 27, 1998 and September 26, 1997, borrowings outstanding under the credit line were $7 million and $0 respectively. Borrowings outstanding under the equipment financing lines were $4.7 million and $5.4 million as of March 27, 1998 and September 26, 1997, respectively.

For the six month period ended March 27, 1998, additions to property and equipment were $1.4 million compared to $2.8 million for the same period last fiscal year. The principal acquisitions during both periods were related to upgrading the production facility and equipment at Planar America. In addition, the Company anticipates further upgrades of production facilities over the next 12 months costing $15 to $17 million, of which approximately $9.5 million has already been incurred through equipment deposits.

On April 23, 1997, the Company announced its intention to repurchase up to 400,000 shares of the Company's currently outstanding common stock from time to time over the next twelve months in open market and negotiated transactions. During the six months ended March 27, 1998, the Company repurchased $3,599,000 of its own common stock.

                          PART II.  OTHER INFORMATION

Item 2. Changes in Securities

(c) During the second fiscal quarter of 1998, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 11,530 shares of Common Stock were issued at exercise prices ranging from $2.25 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

Item 4. Submission of Matters to a Vote of Shareholders

The Company's 1998 Annual Meeting of Shareholders was held on February 12, 1998, at which the following actions were taken by a vote of the shareholders:

1. The following persons were elected to the Board of Directors by the votes and for the terms indicated below:

                                     Authority       Term
Director                 For         Withheld       Ending
--------                 ---         ---------      ------
William D. Walker     9,377,649        82,185        2001
Heinrich Stenger      9,377,974        81,860        2001

2. By a vote of 9,426,565 to 6,500 (with 26,769 abstentions), the Company's selection of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending September 25, 1998 was ratified.

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

DEVELOPMENT OF NEW PRODUCTS AND RISKS OF TECHNOLOGICAL CHANGE

     The Company's future results of operations will depend upon its ability to improve and market existing products, and to penetrate new product and market opportunities through development, acquisition, or other business relationships and arrangements. There can be no assurance that the Company will be able to continue to improve and market its existing products or develop and market new products, or that technological developments will not cause the Company's products or technology to become obsolete or noncompetitive. Even successful new product introductions typically result in pressure on gross margins during the initial phases as costs of manufacturing start-up activities are spread over lower initial sales volumes.

     A portion of the Company's flat panel products rely on electroluminescent
(EL) technology, which currently constitutes only a small portion of the information display market. Through the acquisition of Planar Standish, the Company has diversified its display products and expanded its addressable market significantly to include flat panel passive liquid crystal display (LCD) applications. The company's future success will depend in part upon increased market acceptance of existing EL and passive LCD technologies, and future technological developments. In that respect, the Company's competitors are investing substantial resources in the development and manufacture of displays using a number of alternative technologies. In the event these efforts result in the development of products that offer significant advantages over the Company's products, and the Company is unable to improve its technology or develop or acquire alternative technology that is more competitive, the Company's business and results of operations will be adversely affected.

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

     Within Congress, there has been significant debate on the level of funding to be made available to programs that have historically supported the Company's research activities. Additionally, government research and development funding has been gradually shifting to a more commercial approach, and contractors are increasingly required to share in the development costs. This trend is likely to continue, which could increase the Company's net research and development expenses. While the Company has historically not experienced any loss or decline of external research funding, the loss or substantial reduction of such funding could adversely affect the Company's results of operations and its ability to continue research and development activities at current levels.

RELIANCE ON MEDICAL EQUIPMENT AND GAS PUMP MARKETS

     Over one third of the Company's sales in fiscal 1997 were made to customers that manufacture and sell medical equipment to health care providers worldwide. Associated with the acquisition of Planar Standish, over 10 percent of the Company's revenues for the first two quarters of fiscal 1998 were from customers in the gas pump industry. The Company believes that sales in these markets will continue to be important to the Company. As a result, developments that adversely impact the markets for medical and gas pump equipment produced by the Company's customers could, in turn, adversely affect the Company's business and results of operations. In addition, the Company's sales have been and may in future periods be adversely affected due to delays in approvals by foreign or domestic government regulatory agencies which prevent a customer of the Company from introducing, producing or marketing products.

INTERNATIONAL OPERATIONS AND CURRENCY EXCHANGE RATE FLUCTUATIONS

     Shipments to customers outside of North America accounted for approximately 26.6%, 37.1% and 34.5% of the Company's sales in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The Company anticipates that international shipments will continue to account for a significant portion of its sales. As a result, the Company is subject to risks associated with international operations, including trade restrictions, overlapping or differing tax structures, changes in tariffs, export license requirements and difficulties in staffing and managing international operations (including, in Finland, relations with national labor unions).

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

        (a)  Exhibits:        27.1 Financial Data Schedule
        (b)  Reports on 8-K:  none

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PLANAR SYSTEMS, INC.
                                     (Registrant)


DATE: May 7, 1998                    /s/ Jack Raiton
                                     -----------------
                                     Jack Raiton
                                     Vice President and
                                     Chief Financial Officer