Form 10-Q
period 1998-06-26
PLANAR SYSTEMS INC
filed 1998-08-10
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________________________________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended June 26, 1998    Commission File No.  0-23018

________________________________________________________________________________


PLANAR SYSTEMS, INC.
(exact name of registrant as specified in its charter)

Oregon                                      93-0835396
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

1400 NW Compton Dr., Beaverton, Oregon      97006
(Address of principal executive offices)    (zip code)

Registrant's telephone number, including area code: (503)690-1100

________________________________________________________________________________

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


            Number of common stock outstanding as of August 1, 1998
                  10,841,279  shares, no par value per share

PLANAR SYSTEMS, INC.

                                     INDEX
                                                                            Page
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Statements of Operations for the Three Months Ended
June 26, 1998 and June 27, 1997                                               3

Consolidated Statements of Operations for the Nine Months Ended
June 26, 1998 and June 27, 1997                                               4

Consolidated Balance Sheets at June 26, 1998 and  September 26, 1997          5

Consolidated Statements of Cash Flows for the Nine Months Ended June 26,
1998 and June 27, 1997                                                        6

Notes to Consolidated Financial Statements                                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                9

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                               12
ITEM 5.  OTHER INFORMATION                                                   12
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    14

Signatures                                                                   15

                         Part 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                         June 26, 1998        June 27, 1997
                                                                         -------------        -------------
Sales                                                                        $32,411               $21,723
Cost of sales                                                                 22,044                14,420
                                                                             -------               -------
Gross profit                                                                  10,367                 7,303
Operating expenses:
  Research and development, net                                                2,140                 1,916
  Sales and marketing                                                          2,744                 1,886
  General and administrative                                                   2,013                 1,473
  Amortization of goodwill and excess fair market value
      of acquired net assets over purchase price                                  46                  (112)
                                                                             -------               -------
          Total operating expenses                                             6,943                 5,163
                                                                             -------               -------
Income from operations                                                         3,424                 2,140
Non-operating income (expense):
  Interest, net                                                                  256                   366
  Foreign exchange, net                                                         (144)                  329
  Other, net                                                                     --                    --
                                                                             -------               -------
          Net non-operating income                                               112                   695
                                                                             -------               -------

Income before income taxes                                                     3,536                 2,835
Provision for income taxes                                                       900                   528
                                                                             -------               -------
Net income                                                                   $ 2,636               $ 2,307
                                                                             =======               =======

Net income per share (basic):                                                  $0.24                 $0.21

Weighted average number of common shares outstanding                          10,855                10,941

Net income per share (diluted):                                                $0.24                 $0.21

Weighted average number of common and common
      equivalent shares outstanding                                           11,130                11,227

See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                         Nine Months Ended
                                                                  June 26, 1998    June 27, 1997
                                                                  -------------    -------------
Sales                                                                $95,987          $67,065
Cost of sales                                                         66,062           44,072
                                                                    --------         --------
Gross profit                                                          29,925           22,993
Operating expenses:
  Research and development, net                                        6,283            5,784
  Sales and marketing                                                  8,002            5,817
  General and administrative                                           6,624            4,671
  Amortization of goodwill and excess fair market value of
    acquired net assets over purchase price                              138             (350)
                                                                    --------         --------
          Total operating expenses                                    21,047           15,922
                                                                    --------         --------
Income from operations                                                 8,878            7,071
Non-operating income (expense):
  Interest, net                                                          593              947
  Foreign exchange, net                                                  349            1,025
  Other, net                                                             --            (2,011)
                                                                    --------         --------
          Net operating income (expense)                                 942              (39)
                                                                    --------         --------

Income before income taxes                                             9,820            7,032
Provision for income taxes                                             2,502            1,362
                                                                    --------         --------
Net income                                                           $ 7,318          $ 5,670
                                                                    ========         ========

Net income per share (basic):                                        $  0.68          $  0.52

Weighted average number of common shares outstanding                  10,828           10,944

Net income per share (diluted):                                      $  0.66          $  0.50

Weighted average number of common and common
      equivalent shares outstanding                                   11,097           11,241

See accompanying notes to unaudited consolidated financial statements.

                                    Planar Systems, Inc.
                                      and Subsidiaries
                                Consolidated Balance Sheets
                                       (In thousands)

                              ASSETS
                                                                    June 26,      September 26,
                                                                      1998            1997
                                                                  -----------     -------------
Current assets:                                                   (unaudited)
  Cash and cash equivalents                                        $ 24,815          $ 21,777
  Short-term investments                                                --              8,170
  Accounts receivable, net                                           22,093            21,001
  Inventories                                                        26,445            21,517
  Other current assets                                               10,516             8,471
                                                                   --------          --------
          Total current assets                                       83,869            80,936
  Property, plant and equipment, net                                 16,475            16,584
  Long-term investments                                                 --              2,445
  Goodwill                                                            5,386             5,878
  Other                                                              12,844             8,353
                                                                   --------          --------
                                                                   $118,574          $114,196
                                                                   ========          ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of Credit                                                   $ 10,000          $  1,130
  Accounts payable                                                   11,923            13,011
  Accrued compensation                                                3,637             5,261
  Other current liabilities                                           5,036             5,083
  Current portion of long-term debt                                   1,477             1,698
  Deferred revenue                                                    1,716             1,406
  Current portion of excess fair market value of acquired net
      assets over purchase price                                        476               476
                                                                   --------          --------
          Total current liabilities                                  34,265            28,065
Deferred taxes                                                          184               263
Other long-term liabilities                                             502               638
Long-term debt, net of current portion                                2,940             6,878
Long-term portion of excess fair market value of acquired net
      assets over purchase price                                        715             1,072
                                                                   --------          --------
          Total liabilities                                          38,606            36,916
Shareholder's equity:
  Common stock                                                       73,888            73,190
  Unrealized gain on marketable securities                              --                  7
  Retained earnings                                                  13,843            10,486
  Foreign currency translation adjustment                            (7,763)           (6,403)
                                                                   --------           -------
          Total shareholders' equity                                 79,968            77,280
                                                                   --------          --------
                                                                   $118,574          $114,196
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

                                          Planar Systems, Inc.
                                            and Subsidiaries
                                  Consolidated Statements of Cash Flows
                                             (In thousands)
                                               (Unaudited)

                                                                                  Nine Months Ended
                                                                        June 26, 1998            June 27, 1997
                                                                        -------------            -------------
Cash flows from operating activities:
Net income                                                                 $ 7,318                   $ 5,670
Adjustments to reconcile net income to net cash
      provided <used> by operating activities
  Depreciation and amortization                                              2,943                     2,326
  Amortization of excess market value of acquired net
      assets over purchase price                                              (354)                     (350)
  Goodwill                                                                     492                       --
  Loss on investment                                                           --                      2,011
  Loss on sale of equipment                                                     29                       --
  Increase <decrease> in deferred taxes                                        (34)                        8
  Foreign exchange gain                                                       (349)                     (913)
  Increase in accounts receivable                                           (1,090)                   (1,948)
  Increase in inventories                                                   (5,574)                   (2,982)
  Increase in other current assets                                          (3,821)                   (2,588)
  Increase in accounts payable                                               3,461                     3,319
  Increase <decrease> in accrued compensation                               (1,203)                      228
  Increase in deferred revenue                                                 362                     1,262
  Increase <decrease> in other current liabilities                            (836)                      664
                                                                           -------                   -------
Net cash provided by operating activities                                    1,344                     6,707

Cash flows from investing activities:
  Purchase of property, plant and equipment                                 (3,022)                   (1,207)
  Payment of equipment and rent deposits                                    (7,924)                   (2,321)
  Purchase of a business                                                       --                     (1,174)
  Net increase <decrease> in other long-term liabilities                      (175)                       37
  Net sales of short-term investments                                        8,170                       --
  Net sales of long-term investments                                         2,275                     4,273
                                                                           -------                   -------
Net cash used by investing activities                                         (676)                     (392)

Cash flows from financing activities:
  Net proceeds <payments> under long-term debt                              (4,159)                      590
  Net proceeds under short-term debt                                         8,870                       --
  Net proceeds under long-term accounts receivable                           1,203                       257
  Net use for stock repurchase                                              (3,961)                     (367)
  Net proceeds from issuance of capital stock                                  539                       367
                                                                           -------                   -------
Net cash provided by financing activities                                    2,492                       847

Effect of change of exchange rate changes on cash and cash equivalents        (122)                       65

Net increase in cash and cash equivalents                                    3,038                     7,227
Cash and cash equivalents at beginning of period                            21,777                    23,089
                                                                           -------                   -------
Cash and cash equivalents at end of period                                 $24,815                   $30,316
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

Note 2 - INVENTORIES

     Inventories, stated at the lower of cost or market, consist of:

                                  June 26, 1998           September 26, 1997
                                  -------------           -----------------
                                   (Unaudited)
     Raw materials                   $14,413                    $12,118
     Work in process                   4,358                      4,165
     Finished goods                    7,674                      5,234
                                     -------                    -------
                                     $26,445                    $21,517
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

                                              Three Months Ended                     Nine Months Ended
                                        June 26, 1998      June 27, 1997      June 26, 1998      June 27, 1997
                                        -------------      -------------      -------------      -------------
Research and development                  $ 3,601            $ 2,922            $ 9,762            $ 8,309
Product engineering                         1,734              1,453              4,845              4,248
                                          -------            -------            -------            -------
       Total expense                        5,335              4,375             14,607             12,557
Contract funding                           (3,195)            (2,459)            (8,324)            (6,773)
                                          -------            -------            -------            -------
       Research and development, net      $ 2,140            $ 1,916            $ 6,283            $ 5,784
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

                             Planar Systems, Inc.
                               and Subsidiaries
                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)
                                  (Unaudited)

Note 5 - NET INCOME PER COMMON SHARE

     In the first quarter of the fiscal year beginning September 27, 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which supersedes APB Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

     Under SFAS 128, basic earnings per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 275,000 and 286,000 for the quarters ended June 26, 1998 and June 27, 1997, respectively, and 269,000 and 297,000 for the nine-months ended June 26, 1998 and June 27, 1997, respectively, were used in the calculations of diluted earnings per share.

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

RESULTS OF OPERATIONS

Sales

     The Company's sales increased by 49.2% to $32,411,000 in the fiscal quarter ended June 26, 1998 from $21,723,000 in the same quarter last fiscal year. The increase in sales was principally due to the additional sales attributable to Planar Standish, which was acquired in September 1997. International sales, principally sales to Europe, increased by 17.1% due to increased sales in the Company's target markets and the addition of Planar Standish sales. For this fiscal quarter, international sales were 21.4% of total sales compared to 27.3% in the same period last fiscal year.

     For the nine months ended June 26, 1998, the Company's sales increased by 43.1% to $95,987,000 from $67,065,000 in the same period last fiscal year. The increase in sales was principally due to the additional sales attributable to Planar Standish. For this period, international sales were 21.2% of total sales as compared to 26.4% in the same period last fiscal year.

Gross Profit

     The Company's gross profit as a percentage of sales decreased to 32.0% in this fiscal quarter from 33.6% in the same quarter last fiscal year and for the nine month period decreased to 31.2% from 34.3% in the same period last fiscal year. These decreases reflect the increase in sales of LCD products in 1998, which historically are at a lower margin.

Operating Expenses

     The Company's operating expenses increased by 34.5% this fiscal quarter compared to the same quarter last fiscal year and increased 32.2% for the nine months ended June 26, 1998 over the same period last fiscal year. The increase was primarily in three areas: (i) research and development, reflecting additional expenses related to the development of new technologies, (ii) sales and marketing, reflecting additional marketing and sales resources and increased commissions on the higher sales level and (iii) general and administrative, where additional costs were incurred associated with Planar Standish. Overall, operating expenses as a percentage of sales decreased to 21.4% in this fiscal quarter compared to 23.8% in the same quarter last fiscal year. For the nine months ended June 26, 1998, operating expenses as a percentage of sales decreased to 21.9% as compared to 23.7% in the same period last fiscal year.

Non-Operating Income and Expense

     Net interest for the three months and nine months ended June 26, 1998, compared to the same periods last fiscal year, decreased due to investment and financing strategies implemented by the Company. The other expense recognized in the nine month results of 1997 reflects the write off of an equity investment in a virtual reality headset manufacturing company.

     The Company experienced a net loss from foreign currency transactions of $144,000 during the third quarter of fiscal 1998 compared to a net gain of $329,000 during the third quarter of fiscal 1997 and a gain of $349,000 for the nine months ended June 26, 1998 compared to a gain of $1,025,000 for the same period last fiscal year. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to receivables and payables denominated in foreign currencies resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income.

     From September 26, 1997 to June 26, 1998, the U.S. dollar strengthened approximately 5% against the Finnish markka. This strengthening of the U.S. dollar resulted in lower reported revenues and operating expenses due to translation of the Finnish markka to U.S. dollars for consolidated financial reporting.

     The Company generally realizes about one fifth of its revenue outside the United States and expects this to continue in the future. Additionally, the functional currency of the Company's subsidiary, Planar International, is the Finnish markka which must be translated to U.S. dollars for consolidation. As such, the effects of future foreign currency fluctuations will impact the Company's business and operating results.

Provision for Income Taxes

     The effective income tax rate for the quarter ended June 26, 1998 was 25.5% versus 18.6% in the same quarter in the prior year. For the nine months ended June 26, 1998, the effective income tax rate was 25.5% versus 19.4% in the same period last fiscal year. This change in effective rates is due to the relative profitability of the U.S. and foreign taxable entities.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended June 26, 1998, the Company generated $1.3 million in cash from operating activities compared to $6.7 million in the same period last fiscal year.

     At June 26, 1998, the Company had a bank line of credit agreement with a borrowing capacity available of $10.0 million and credit facilities for financing equipment of $15.5 million. At September 26, 1997, a similar bank line of credit and credit facilities were in place with borrowing capacities of $8 million and $19.5 million, respectively. As of June 26, 1998 and September 26, 1997, borrowings outstanding under the credit line were $10 million and $0, respectively. Borrowings outstanding under the equipment financing lines were $4.4 million and $5.4 million as of June 26, 1998 and September 26, 1997, respectively.

     For the nine month period ended June 26, 1998, additions to property and equipment were $3.0 million compared to $1.2 million for the same period last fiscal year. The principal acquisitions during both periods were related to upgrading the production facility and equipment at Planar America. In addition, the Company anticipates further upgrades of production facilities over the next 12 months costing $15 to $17 million, of which approximately $12 million has already been incurred through equipment deposits.

     On April 23, 1997, the Company announced its intention to repurchase up to 400,000 shares of the Company's currently outstanding common stock from time to time over the next twelve month period in open market and negotiated transactions. On May 13, 1998, the Company announced that it intends to repurchase up to an additional $5 million of the Company's currently outstanding common stock from time to time over the next twelve months in open market and negotiated transactions. During the nine months ended June 26, 1998, the Company repurchased approximately 332,000 shares of its own common stock for $3,961,000. At June 26, 1998, there still remains approximately $4,600,000 of common stock, which the Company intends to repurchase.

YEAR 2000 COMPLIANCE

     The Company recognizes the need to ensure that its systems, applications and hardware will recognize and process transactions for the year 2000 and beyond. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and does not believe that the cost of such actions will have a material adverse effect on its results of operations or financial condition.
The Company also has initiated discussions with its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues when their systems interface with the Company's systems or may otherwise impact operations. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues. The Company and its significant suppliers, customer and financial institutions' inability to implement such systems and changes could have an adverse effect on future results of operations.

FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Opertions and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in this discussion and analysis of financial condition and results of operations, as well as those discussed elsewhere in this Report and from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(c) During the third fiscal quarter of 1998, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 12,550 shares of Common Stock were issued at exercise prices ranging from $2.25 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

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

DEVELOPMENT OF NEW PRODUCTS AND RISKS OF TECHNOLOGICAL CHANGE

     The Company's future results of operations will depend upon its ability to improve and market its existing products, and to penetrate new product and market opportunities through development, acquisition, or other business relationships and arrangements. There can be no assurance that the Company will be able to continue to improve and market its existing products or develop and market new products, or that technological developments will not cause the Company's products or technology to become obsolete or noncompetitive. Even successful new product introductions typically result in pressure on gross margins during the initial phases as costs of manufacturing start-up activities are spread over lower initial sales volumes.

     A portion of the Company's flat panel products relies on electroluminescent
(EL) technology, which currently constitutes only a small portion of the information display market. Through the acquisition of Planar Standish, the Company has diversified its display products and expanded its addressable market significantly to include flat panel passive liquid crystal displays (LCD) applications. The Company's future success will depend in part upon increased market acceptance of existing EL and passive LCD technologies, and other future technological developments. In that respect, the Company's competitors are investing substantial resources in the development and manufacture of displays using a number of alternative technologies. In the event these efforts result in the development of products that offer significant advantages over the Company's products, and the Company is unable to improve its technology or develop or acquire alternative technology that is more competitive, the Company's business and results of operations will be adversely affected.

     The Company's military product sales are significantly based on cathode ray tube (CRT) technology. Military avionics contractors are increasingly focused on incorporating displays, primarily AMLCDs, into cockpit applications that have traditionally used CRTs. The Company's ability to transition the military product line to flat panel displays over the next few years will be important to the long term success of Planar's military avionics business. The Company entered into an agreement with dpiX (a Xerox company) to jointly develop, manufacture and market AMLCDs into military applications. However, there can be no assurance that this business arrangement will be successful.

LEVEL OF ADVANCED RESEARCH AND DEVELOPMENT FUNDING

     The Company's advanced research and development activities have significantly been funded by outside sources, including agencies of the United States and Finnish governments and private sector companies. The Company's recently funded research and development activities have principally focused on multi-color and full color displays, miniature displays, low power displays, advanced packaging and other applications. The actual funding that will be recognized in future periods is subject to wide fluctuation due to a variety of factors including government appropriation of the necessary funds and the level of effort spent on contracts by the Company.

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

RELIANCE ON MEDICAL EQUIPMENT MARKET AND GAS PUMP MARKETS

     Over one third of the Company's sales in fiscal 1997 were made to customers that manufacture and sell medical equipment to health care providers worldwide. Associated with the acquisition of Planar Standish, over 10% of the Company's revenues for the first three quarters of fiscal 1998, were from customers in the gas pump industry. The Company believes that sales in these markets will continue to be important to the Company. As a result, developments that adversely impact the markets for medical and gas pump equipment produced by the Company's customers could, in turn, adversely affect the Company's business and results of operations. In addition, the Company's sales have been and may in future periods be adversely affected due to delays in approvals by foreign or domestic government regulatory agencies which prevent a customer of the Company from introducing, producing or marketing products.

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

                                         PLANAR SYSTEMS, INC.
                                         (Registrant)



DATE: August 10, 1998                    /s/ Jack Raiton
                                         ---------------
                                         Jack Raiton
                                         Vice President and Chief
                                         Financial Officer