Form 10-K405
period 1998-09-25
PLANAR SYSTEMS INC
filed 1998-12-21
CIK 722392

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 1998    Commission File No 0-23018

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

YES   X    NO
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K (X)

                                                         As of December 10, 1998

Aggregate market value of the voting stock held by
non-affiliates of the Registrant based upon the
closing bid price of such stock:                                     $82,917,000

Number of shares of Common Stock outstanding                          10,669,956


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on February 4, 1999, are incorporated by reference into Part III of this report.

===========================================================================

PART I
------

ITEM 1.
                                    BUSINESS

     Planar Systems, Inc. (Planar) is a leading developer, manufacturer and marketer of high performance electronic display products. The Company's products include its proprietary electroluminescent (EL) flat panel displays, cathode ray tubes (CRTs), active matrix liquid crystal displays (AMLCDs), passive matrix liquid crystal display (PMLCD) products, and backlights. These products are used in a wide variety of medical, industrial, process control, instrumentation, military/avionics, transportation, communications and other applications. The Company competes on a global basis with full development, manufacturing and marketing operations in both the United States and Europe. Major customers include Datascope, Hewlett-Packard, Protocol Systems, Sun Micro Systems, Gilbarco, Siemens, and Smiths Industries.

INDUSTRY BACKGROUND

     The information display industry is undergoing significant changes as the proliferation and sophistication of microprocessors is increasing the volume of text, graphics and video information that is generated and displayed. At the same time, electronic systems are becoming smaller and more portable. Also, color active matrix liquid crystal displays are a rapidly growing part of the display industry. These trends are converging to drive a growing demand for color, high performance flat, lightweight, power-efficient displays that are capable of delivering high volumes of information. Although commodity CRTs dominate the overall information display market, they are large, heavy, fragile, and require substantial amounts of power to operate.

     There are several display technologies currently in development or commercially available, including various forms of liquid crystal, gas plasma and EL displays. The principal basis of competition among display suppliers are commercial availability, long life, price, display performance, size, customer service, design flexibility, power usage and ruggedness.

     Passive Matrix LCD. PMLCDs modulate light (which is either reflected or transmitted) by applying a voltage to a liquid crystal material placed between two glass plates.

     Active Matrix LCD. AMLCD screens incorporate the PMLCD technology plus add a transistor at every pixel location. This allows each pixel to be turned on and off independently which increases the image quality, response time and side-to-side viewing angle of the display.

     Gas Plasma. Gas plasma creates a visible image by ionizing a gas contained between two glass plates. The ionized gas emits an ultra violet light which excites phophors which emit visible light. Gas plasma displays generally have higher power consumption requirements than other display technologies but may provide the most cost effective solution for large-sized displays. These displays are primarily used in industrial and entertainment applications.

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

     Other. There is a wide diversity of new technologies constantly under development with the objective of competing in this market. Some of the more visible efforts include field emissions displays (FED), ferroelectric LCDs, organic light emitting diodes (OLEDs) and various forms of projection displays.

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

     Expand Market Presence. The Company continues to identify and pursue growing markets that have a high correlation between the capabilities of the Company's products and the specific needs of the target market. Within these markets, the Company focuses on a broad range of customers whose applications receive high value and benefit from Planar's products. Today, the Company's core markets are industrial (medical, process control, and instrumentation), transportation and military/avionics. Additionally, Planar is focusing increased attention on emerging markets for high information content displays including communications and business/office.

     Provide Differentiated Products. To maintain its technological advantage, the Company is continuing to expand the capabilities and applications of its proprietary EL, PMLCD, AMLCD and CRT technologies. During fiscal year 1998, Planar introduced new products utilizing both of its LCD and EL technologies. The Company also continues its development of militarized AMLCDs in connection with dpiX (a Xerox new enterprise company).

     Enhance Competitive Position Through Operations. The Company seeks to manufacture and deliver products of superior quality and reliability supported by a high level of customer service. The Company maintains a close relationship with its customers throughout the product life cycle, from engineering prototypes through production and sales.

     The Company believes that it is the only flat panel display company with full development, manufacturing and sales operations in both the United States and Europe. The Company believes that separate regional facilities permit the Company to provide: (i) direct access to key regional markets, allowing for a faster and more complete response to customer needs; (ii) two internal sources of manufactured EL products to protect the Company's customers from disruption of supply; (iii) multiple production and processing technologies to accelerate new product development and optimize displays for specific applications; and (iv) reduced supplier risk as each operation tends to use different vendors.

     Pursue Strategic Relationships. The Company seeks to provide customers with the best display solution regardless of technology. Display industry customers are constantly asking for higher product performance at competitive prices. To meet these customer demands, the Company intends to continue to evaluate and actively seek to develop or acquire, promising technologies directly or through strategic relationships.

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

          Transportation. The pervasive use of microprocessors has increased the demand for higher information content displays for space constrained transportation applications. The Company has sold displays to customers for use in global positioning applications, long-haul trucks, off road vehicle instruments, farm equipment, cockpit displays for trains, warehouse inventory management displays, forklift applications and railway car information systems.


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

          Business/Office Equipment. The Company sells displays in the gas pump industry and for a variety of applications in the office and retail markets, including high speed photocopiers, office control panels, point-of-sale devices, custom designed monitors and elevators.

PRODUCTS

     The Company offers a variety of displays and display systems in a wide range of resolutions, formats, viewing areas and technologies. These can be classified in three primary product lines:

     Flat Panel Displays. This product line includes monochrome EL and LCD, multi-color EL and full color AMLCD displays. This is principally an OEM (original equipment manufacturer) component market where the customers purchase displays to incorporate directly into their products.

     Cathode Ray Tubes. The Company offers high performance CRTs based on its proprietary taut shadow mask technology. These displays are sold primarily to military systems companies who integrate them into cockpit applications.

     Value-added Display Solutions. To be able to better satisfy customers' display needs, the Company incorporates displays into systems and sub-systems that often include keyboards, touch input devices, local computing capability or special packaging. The Company markets its complete display systems for bedside computing applications where hospitals are increasingly recognizing the productivity gained by such installations.

RESEARCH, DEVELOPMENT AND PRODUCT ENGINEERING

     The Company believes that a significant level of investment in research, development and product engineering is required to maintain market leadership. Total expenses were $19.9, $17.3, and $16.5 million for the fiscal years 1998, 1997, and 1996, respectively, for research, development, and product engineering. These expenses were partially offset by contract funding from both government agencies (in the United States and Finland) and private sector companies of $11.2, $9.6, and $9.4 million in fiscal years 1998, 1997 and 1996, respectively. Research and development expenses of the Company are primarily related to advanced technology programs in active matrix electroluminescent
(AMEL) technology, AMLCD and PMCLD technologies, development of miniaturized displays, organic light emitting diodes (OLEDs), new drive architectures and fundamental process improvements. Product engineering expenses are directly related to the design, prototyping and release to production of new Company products. Research, development and product engineering expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses and other costs associated with the Company's ongoing efforts to develop new products, processes and enhancements.

     Recent development efforts have been focused on both short-term and long-term programs designed to enhance the Company's product offerings and capabilities. These programs include the following:

     AMEL. This program is focused on the development of high resolution image sources for miniature display applications. During fiscal 1997, the Company announced product capabilities for monochrome AMEL VGA displays. Current development efforts are addressing higher resolution (up to 2,000 lines per inch), improved performance, color, and lower manufacturing costs. Potential markets include medical, industrial, military, computing and entertainment.

     Small Graphics Displays (SGD). This product development effort led to the SGD service that provides quick turnaround designs coupled with volume production of small graphics custom display systems. Initial targeted markets include industrial process control, business/office equipment and transportation.

     New Technology Development. As part of the Company's strategy, relationships are continuing to be established to explore various display technologies and their incorporation into the product line. Some of the projects being pursued include AMLCDs, fast PMLCDs, backlights, field emission displays
(FED), and organic light emitting diodes (OLEDs).

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

     Phosphor Technology Center of Excellence (PTCOE). The Advance Research Projects Agency (ARPA) has funded the creation of the PTCOE to promote the development of appropriate materials and processes for the fabrication of phosphors for light emissive displays.

     United States Display Consortium (USDC). The USDC was created to develop an infrastructure to support a U.S.-based display industry by funding equipment and materials suppliers in this industry, establishing and maintaining appropriate benchmarks and disseminating information to industry participants. The USDC is funded by contracts from ARPA and member contributions.

     Next Generation EL Manufacturers Consortium. This Consortium was created in connection with an agreement with ARPA under a focused Technology Reinvestment Project. This two-year cost share program will provide the Planar-led consortium with approximately $30 million, which the consortium is required to match on a one-to-one basis, to further develop technologies necessary to manufacturing AMEL miniature displays.

     EUREKA. EUREKA is a European Union program targeted at supporting the development of critical technology capacity within Europe. Planar's facility in Finland qualified for participation in the EUREKA program for its project to develop multi-color and full color EL display products and received funding under this program in 1997 and 1998.

MANUFACTURING

     The Company operates EL manufacturing facilities in both the United States and Finland. These facilities are designed to produce a wide range of display sizes and types from 1 "x 4" to 12 "x 14" that can be manufactured with relatively minor changes to the basic equipment set-up. The Company's LCD facility is also designed to produce a wide range of display sizes and types. The CRT facility is designed to produce 5" x 5" and 6" x 6" militarized CRTs.

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

     The Company believes that worldwide quality standards are increasing and that many customers now want manufacturers to have ISO9001 certification. This certification requires that a company meet a set of criteria, established by an independent, international quality organization that measures the quality of systems, procedures and implementation in manufacturing, marketing and development of products and services. As of September 25, 1998, three of the operating divisions have received and maintain their ISO9001 certification. It is anticipated that the newest division, in Lake Mills, WI, will obtain ISO9001 certification in the near future.

SALES AND MARKETING

     The Company's products are distributed worldwide through a combination of independent sales representatives, distributors and Company-employed sales personnel. In the United States, Planar has regional sales personnel in the Boston, Chicago, Dallas, San Diego, Minneapolis, St. Paul, Portland, and Tampa metropolitan areas. Each of these locations is staffed by a regional sales manager who has responsibility for OEM sales in a specific region. Each region also has a number of independent sales representatives who generally have exclusive marketing and sales rights in their area and are managed by the regional sales manager. International sales are conducted through a combination of direct sales offices (Finland, Germany and the United Kingdom), independent sales representatives and distributors.

     As of September 25, 1998, the Company's backlog of domestic and international orders aggregated approximately $38.1 million. The Company includes in its backlog all accepted contracts or purchase orders that are scheduled for delivery in the next six months. The Company believes that its backlog may be of limited utility in predicting future sales, particularly since its international sales are primarily conducted through distributors, which typically do not place purchase orders substantially in advance of delivery dates. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

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

     The principal display competitors against which the Company competes include Sharp, Toshiba, Optrex, Seiko-Epson and Hitachi for LCDs; Sharp for EL; Sharp, DTI, Hitachi and NEC for AMLCDs. In addition, a significant number of Korean companies including Samsung, Hyundai and Goldstar have also made large investments in AMLCD technology.

     The Company's CRT products dominate the United States' market for high performance full color avionic CRTs and have a significant share of the market worldwide. Increasingly, the Company is seeing commercial display ruggedizers attempting to move into the military avionics markets with commercial AMLCD products for avionics applications. The primary competitors producing militarized commercial AMLCDs are EDI and ADC.

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

     Pursuant to the agreements under which the Company receives research and development funding from government agencies, the funding entities retain certain rights with respect to technical data developed by the Company pursuant to funded research. Generally, these rights restrict the government's use of the specific data to governmental purposes, performed either directly or by third parties sub-licensed by the government. Rights under the Company's funding agreements with private sector companies vary significantly, with the Company and the third party each retaining certain intellectual property rights.

EMPLOYEES

     As of September 25, 1998, the Company had 900 employees worldwide, 647 in the United States and 253 in Europe. Of these employees, 61 were engaged in marketing and sales, 104 in research, development and product engineering, 74 in finance and administration, and 661 in manufacturing and manufacturing support.

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

ITEM 2. PROPERTIES

     The Company leases three of its primary manufacturing facilities and various sales offices in the United States and Europe. The EL manufacturing operation, located in Beaverton, Oregon, leases 45,000 square feet of custom designed space, including 5,000 square feet of cleanroom. In addition, during fiscal 1997, an additional facility was leased which, when completed, will provide an additional 34,000 square feet of manufacturing space, including 10,000 square feet of cleanroom. The CRT operation is located in a large facility in which it leases 29,000 square feet, including approximately 7,000 square feet of cleanroom. The European facility, located in Espoo, Finland, is a custom designed facility in which Planar leases 85,000 square feet, including approximately 15,000 square feet of cleanroom.

     During 1994, the Company acquired a 21,000 square foot facility with approximately 6,000 square feet of cleanroom also located in Beaverton, Oregon. This facility is being used for research and development activities and production of miniature displays. Additionally, the Company has leased 17,000 square feet of an adjacent building.

     As of September 26, 1997, the Company acquired Standish Industries, Inc and its Lake Mills, Wisconsin LCD manufacturing operation, which includes a 70,000 square foot facility with approximately 7,500 square feet of cleanroom.

     The Company has eight field sales offices in key U.S. metropolitan areas and two sales offices in Europe. The offices are located in the Boston, Chicago, Dallas, San Diego, Portland Minneapolis, St. Paul, Tampa, London and Munich metropolitan areas. Lease commitments for these facilities are short term, typically six to twelve months. None of these sales offices has any significant leasehold improvements nor are any planned.

     The Company believes that its facilities are adequate for its immediate and near term requirements and does not anticipate the need for any significant additional expansion in the near future.

ITEM 3. LEGAL PROCEEDINGS

     There are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders during the fourth quarter of the fiscal year.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Shares of the Company's Common Stock commenced trading in the over-the-counter market on the Nasdaq National Market System on December 16, 1993, under the symbol PLNR.

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

                                                                    High                   Low
FISCAL 1997
First Quarter                                                      $12.13                 $ 9.38
Second Quarter                                                      14.00                  11.50
Third Quarter                                                       12.81                   9.75
Fourth Quarter                                                      14.81                  10.25

FISCAL 1998
First Quarter                                                      $13.00                 $10.13
Second Quarter                                                      13.00                  10.13
Third Quarter                                                       13.13                  10.88
Fourth Quarter                                                      13.31                   9.88

     During the quarter ended September 25, 1998, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 44,139 shares of Common Stock were issued at exercise prices ranging from $2.00 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Fiscal year
(in thousands, except per share amounts)
                                            1998               1997               1996              1995              1994
OPERATIONS
Sales                                     $129,015           $ 88,850            $80,371           $78,523           $60,359
Gross profit                                40,252             28,488             27,988            28,388            20,740
Income (loss) from operations               11,827             (1,395)             9,104            12,102             8,582
Net income                                   8,951                274            $ 8,672           $10,537           $ 7,462
Net income per share (diluted)            $   0.81           $    .02            $  0.77           $  0.98           $  0.77
BALANCE SHEET
Working capital                             51,520           $ 52,871            $56,924           $59,078           $40,067
Assets                                     118,629            114,196             97,295            88,674            64,015
Long-term liabilities                        3,015              7,516              4,176             2,477               450
Shareholders' equity                        83,378             77,280             79,969            72,356            49,402

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

Fiscal year  ended
                                                       Sept. 25, 1998           Sept 26, 1997            Sept 27, 1996
                                                       ---------------           -------------            -------------
Sales                                                         100.0%                 100.0%                  100.0%
Cost of sales                                                  68.8                   67.9                    65.2
                                                          ---------               --------                --------
Gross profit                                                   31.2                   32.1                    34.8
Operating expenses:
  Research and development, net                                 6.7                    8.6                     8.8
  Purchased research & development                               --                    9.3                      --
  Sales and marketing                                           8.5                    9.1                     8.8
  General and administrative                                    6.7                    7.1                     6.5
  Amortization of goodwill and excess fair
    market value of acquired
    net assets over purchase price                              0.1                   (0.5)                   (0.6)
                                                          ---------               --------                --------
      Total operating expenses                                 22.0                   33.6                    23.5
                                                          ---------               --------                --------
Income (loss) from operations                                   9.2                   (1.5)                   11.3
Non-operating income (expense):
  Interest, net                                                 0.5                    1.5                     1.9
  Foreign exchange, net                                        (0.5)                   1.7                     0.3
  Other, net                                                     --                   (2.3)                     --
                                                          ---------               --------                --------
      Net non-operating income                                   --                    0.9                     2.2
                                                          ---------               --------                --------
Income (loss) before income taxes                               9.2                   (0.6)                   13.5
Provision (benefit) for income taxes                            2.3                   (0.9)                    2.7
                                                          ---------               --------                --------
    Net income                                                  6.9%                   0.3%                   10.8%
                                                          =========               ========                ========

     Sales. The Company's sales increased by 45.2% to $129.0 million in fiscal 1998 from $88.9 million in fiscal 1997. The increase in fiscal 1998 was primarily due to the additional sales attributable to the Company's LCD operation, which was acquired in September 1997. Also, in fiscal 1998, sales increases were realized in the medical, transportation, business/office, and defense markets. Fiscal 1997 sales increased by 10.5% from $80.4 million in fiscal 1996. The increase in fiscal 1997 was attributable primarily to increases in sales to manufacturers of medical and transportation products which offset a decline in the industrial and instrumentation markets. The Company presently expect sales for fiscal year 1999 to be approximately 5% greater than the sales in fiscal year 1998. See "Outlook:
Issues and Uncertainties".

International sales, net of inter-company eliminations, increased by 12.3% to $26.5 million in fiscal 1998 as compared to the $23.6 million recorded in fiscal 1997, and decreased 20.8% in fiscal 1997 from fiscal 1996 sales of $29.8 million. The increase in international sales in fiscal 1998 was primarily attributable to the Company's LCD operation. As a percentage of total sales, international sales decreased to 20.5% in fiscal 1998 from 26.6% in fiscal 1997 and 37.1% in fiscal 1996. The decline in international sales as a percentage of total sales in fiscal 1998 was mainly attributable to the addition of sales from the LCD operation, which were primarily domestic sales. The decline in fiscal 1997, both in dollars and as a percentage of total sales, was attributable to a decline in military sales to European customers and weakness in the Finnish Markka which resulted in lower sales when translated from the Finnish Markka to the US Dollar.

     Gross Profit. The Company's gross profit as a percentage of sales decreased to 31.2% in fiscal 1998 from 32.1% in fiscal 1997 and 34.8% in fiscal 1996. The decline in gross margin in fiscal 1998 was related mainly to the increase in sales of LCD products, which historically are at a lower margin. The decline in gross margin in fiscal 1997 was related primarily to changes in the product mix from higher margin CRT products to flat panel displays and several one-time adjustments related to the product transitions of the systems products as well as contract adjustments on CRT products.

     Research and Development. Total expenses related to research and development increased 15.4% in fiscal 1998 from fiscal 1997, and 4.7% in fiscal 1997 from fiscal 1996. Net expenses (after the deduction of related contract funding) increased 13.7% in fiscal 1998 from fiscal 1997, and increased by 8.4% in fiscal 1997 from fiscal 1996. Increases in net expenses in fiscal 1998 related primarily to LCD development at the Company's LCD facility. Also, increases in net expenses in both years related to continued work on the next generation color products, and technology development on AMLCDs, FEDs, AMEL miniature displays, and organic light emitting diodes (OLEDs).

     Purchased Research and Development Costs. Purchased research and development costs were $8.3 million for fiscal 1997. These one-time, non-recurring costs represent in-process research and development costs expensed by the Company in connection with its acquisition of Standish Industries, Inc.

     Sales and Marketing. Sales and marketing expenses increased by 34.7% to $10.9 million in fiscal 1998 from $8.1 million in fiscal 1997 and increased 14.1% in fiscal 1997 from $7.1 million in fiscal 1996. The increase in marketing and sales costs in fiscal 1998 was primarily attributable to costs incurred in connection with the LCD operation. The increases in fiscal 1998 and 1997 were also attributable to sales commissions paid on a higher level of sales and an increased focus on marketing. As a percentage of sales, sales and marketing expenses decreased to 8.5% in 1998 from 9.1% in fiscal 1997. Sales and marketing expenses were 8.8% of sales in fiscal 1996. The decrease in fiscal 1998 costs as a percentage of sales was attributable to the addition of the LCD operation which had lower sales and marketing expenses as a percentage of sales. The increase in fiscal 1997 as a percentage of sales was attributable to development of sales and marketing infrastructures to support expansion of the federal product line and the end user systems business.

     General and Administrative. General and administrative costs increased by 37.5% to $8.7 million in fiscal 1998 from $6.3 million in fiscal 1997, and increased by 20.6% in fiscal 1997 from the $5.2 million spent in fiscal 1996. The increase in general and administrative costs in fiscal 1998 was primarily attributable to costs incurred in connection with the LCD operation. Also, the increases in both fiscal 1998 and 1997 were related to the additional administrative costs required to build the infrastructure to support the growth of the Company, specifically in areas of management systems and overall management development. As a percentage of sales, general and administrative costs decreased to 6.7% in fiscal 1998 from 7.1% in fiscal 1997. General and administrative costs were 6.5% of sales in fiscal 1996. The decrease in fiscal 1998 costs as a percentage of sales was attributable primarily to the addition of the LCD operation, which had lower general and administrative costs as a percentage of sales. The increase in fiscal 1997 costs as a percentage of sales was attributable to the development of the infrastructive to support the growth of the Company.

     Amortization of Goodwill and Excess of Fair Market Value of Acquired Net Assets Over Purchase Price. In connection with the Company's acquisition of Standish Industries, Inc. in September 1997, the Company recorded goodwill on its balance sheet for the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized over a ten-year period, creating an increase in operating expenses of $571,000 per year.

     In connection with the Company's acquisition of its Finland operation in January 1991, the Company exchanged Common Stock with a fair market value (based upon an independent valuation) equivalent to the value of the business acquired. Due to historical losses of this business and the expectation of future losses, the value of the Common Stock paid was less than the fair market value of the net assets acquired. This required the Company to write fixed assets down to zero and to record negative goodwill on its balance sheet for the remaining amount of the excess fair market value of the net assets acquired over the purchase price. Amortization of this negative goodwill has created a positive offset to operating expenses in the amount of $476,000 per year. Negative goodwill is being amortized over a ten-year period.

     Non-operating Income and Expense. Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. Net interest income decreased in fiscal 1998 from fiscal 1997 as a result of lower cash balances in 1998, due to the cash paid for the acquisition of Standish Industries, Inc. in September, 1997 and the retirement of its debt in fiscal 1998, and cash used for stock repurchases. Net interest income decreased in fiscal 1997 from fiscal 1996 due to the increased debt used to finance production expansion.

     Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash accounts denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a loss of $659,000 in fiscal 1998, a gain of $1.5 million in fiscal 1997 and a gain of $242,000 in fiscal 1996. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company conducts business.

     From fiscal 1997 to fiscal 1998, on average the U.S. Dollar strengthened by almost 8% against the Finnish Markka. This strengthening of the U.S. Dollar resulted in lower reported revenues and operating expenses due to translation of the Finnish Markka to U.S. Dollars for consolidated financial reporting.

     The Company currently realizes about one-fifth of its revenue outside the United States and expects this to continue in the future. Additionally, the functional currency of the Company's foreign subsidiary is the Finnish Markka which must be translated to U.S. Dollars for consolidation. As such, the effects of future foreign currency fluctuations will impact the Company's business and operating results.

     The other expense recognized for the fiscal year ended September 26, 1997 reflects the write off of an equity investment in Virtual i-O, a privately held virtual reality headset manufacturing company. The investment was accounted for under the cost method. In December 1996, as a result of delays in product developments and supplier issues, Virtual i-O needed additional funding which it received at a price per share lower than that paid by the Company. Based upon the lower of cost or market method, the Company's investment was written down based on the price paid in the last round of independent financing. This resulted in a $250,000 write-down in the quarter ended December 27, 1996. During the quarter ended March 28, 1997, Virtual i-O declared bankruptcy and the remainder of the Company's investment was written off.

     Provision for Income Taxes. The Company recorded an effective tax rate of 24.8% for fiscal 1998, a tax benefit of $784,000 for fiscal 1997, and an effective tax rate of 20.0% in fiscal 1996. The change in the effective tax rates was due to the relative profitability of the Company's Finland subsidary compared to the United States entities. Also, for fiscal 1997, the change in the effective tax rates was due to recognition of a book loss in the United States compared to book income for the Company's Finland subsidiary. The book loss in the United States was largely due to the write off of the purchased research and development associated with the acquisition of Standish Industries, Inc. As a result of the acquisition of the Company's Finland subsidiary in January 1991, the Company recognized a change in ownership for tax purposes that resulted in a limitation on the annual utilization of net operating loss carryforwards for United States tax purposes. In fiscal 1996, 1997 and 1998, the Company was subject to the $2.1 million annual limitation.

QUARTERLY RESULTS OF OPERATIONS

     The table below presents unaudited consolidated financial results for each quarter in the two-year period ended September 25, 1998. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                                              Three Months Ended
                                               ---------------------------------------------------------
                                                      (in thousands, except per share data)
                                               ---------------------------------------------------------
                                   Sept. 25,   June 26,    March 27,     Dec. 26,   Sept. 26,   June 27,   March 28,      Dec. 27,
                                     1998        1998        1998          1997       1997        1997        1997          1996
                                   ---------   --------   ----------     ---------  ---------   --------   ----------    ----------
Sales                                $33,028    $32,411     $32,102      $31,474     $21,785     $21,723     $23,190       $22,152
Gross profit                          10,327     10,367      10,437        9,121       5,495       7,303       8,417         7,273
Income (loss) from operations          2,949      3,424       2,997        2,457      (8,466)      2,140       2,841         2,090
Net income (loss)                      1,633      2,636       2,551        2,131      (5,396)      2,307       1,687         1,676
Net income (loss) per share
 (diluted)                           $  0.15    $  0.24     $  0.23      $  0.19      ($0.48)    $  0.21     $  0.15       $  0.15
Weighted average number of
 common shares outstanding
 (diluted)                            11,109     11,130      11,098      11,141      11,260      11,227      11,288        11,190

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $4.1 million, $12.7 million and $1.5 million in fiscal years 1998, 1997 and 1996, respectively. The decrease in 1998 and the increase in 1997 were primarily related to changes in the balance sheet accounts including inventory, accounts receivable, other current assets, and accounts payable.

     Additions to plant and equipment were $4.0 million, $2.5 million and $3.4 million in fiscal years 1998, 1997 and 1996, respectively. The significant acquisitions during fiscal 1998 were purchases of equipment for the LCD and Finland manufacturing operations. The principal acquisitions during fiscal 1997 were related to the acquisition of equipment to be used in connection with the development of the military flat panel displays and the continued development of AMEL miniature displays. The principal acquisitions during fiscal 1996 were related to additional capacity improvements at both the United States and Finland facilities.

     The Company incurred expenses of $9.6 million, $6.3 million, and $429,000 in fiscal years 1998, 1997, and 1996, respectively, associated with the implementation of a new production facility and equipment which had not been placed in service at the end of each fiscal year.

     At September 25, 1998, the Company had a bank line of credit agreement with a borrowing capacity of $10 million and credit facilities for financing equipment of $13.0 million. At September 26, 1997, a similar bank line of credit and credit facilities were in place with borrowing capacities of $8 million and $19.5 million respectively. As of September 25, 1998 and September 26, 1997, borrowings outstanding under the credit line were $10 million and $0, respectively. Borrowings outstanding under the equipment financing lines were $4.0 million and $5.4 million as of September 25, 1998 and September 26, 1997, respectively. In addition, associated with the acquisition of Standish Industries, Inc. on September 26, 1997, the Company assumed long-term debt of $3.2 million and a bank line of credit of $1.1 million, which were retired during fiscal year 1998.

     The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company's working capital requirements for the foreseeable future.

     On April 23, 1997, the Company announced its intention to repurchase up to 400,000 shares of the Company's outstanding common stock from time to time over the following twelve months in open market and negotiated transactions. On May 13, 1998, the Company announced its intention to repurchase up to an additional $5 million of the Company's outstanding common stock from time to time over the following twelve months in open market and negotiated transactions. During the twelve months ended September 25, 1998, the Company repurchased approximately 443,000 shares of its outstanding common stock for $5.2 million. At September 25, 1998, there was approximately $3.4 million of common stock that had not yet been repurchased.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio, and short-term and long-term debt obligations. The Company mitigates its risk by diversifying its investments among high credit quality securities in accordance with the Company's investment policy.

     The Company believes that its net income or cash flow exposure relating to rate changes for short-term and long-term debt obligations is immaterial. The Company primarily enters into debt obligations to support capital expenditures and working capital needs. The Company does not hedge any interest rate exposures.

     Interest expense is affected by the general level of U.S. interest rates and/or LIBOR. Increases in interest expense resulting from an increase in interest rates would be offset by a corresponding increase in interest earned on the Company's investments.

     The Finnish Markka is the functional currency of the Company's subsidiary in Finland. The Company does not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would decline by an immaterial amount.

YEAR 2000 ISSUE

     Like most other companies, the Year 2000 computer issue creates risks for the Company. The Year 2000 issue exists because many computer programs use two digit rather than four digit date fields to define the applicable year. As a result, computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production delays, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Incomplete or untimely resolution of the Year 2000 issue by the Company or critically important suppliers or customers of the Company could have a materially adverse effect on the Company's business, financial condition, or results of operations.

     The Company has undertaken various initiatives intended to ensure that its computer systems, software and other operational equipment will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer systems and software" includes systems that are commonly thought of as information technology ("IT") systems, including enterprise software, operating systems, networking components, application and data servers, PC hardware, accounting, data processing and other information systems, as well as systems that are not commonly thought of as IT systems, such as telephone systems, fax machines, manufacturing equipment and other miscellaneous systems and equipment. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 assessment, remediation and testing efforts.

     Based upon its assessment efforts to date, the Company believes that certain of the computer systems and software it currently uses will require replacement or modification. Specifically, the Company has determined that certain of its personal computer software will require replacement and that software upgrades will be required with respect to certain of its financial management information systems. Excluding the Company's Finland facility, all of the Company's financial and information systems are expected to be Year 2000 compliant by June 1, 1999. The Finland location is implementing a new Year 2000 compliant Enterprise Resource Planning (ERP) system, which is expected to be fully operational by October 1999. The Company expects to complete the process of inventorying and assessing its primary manufacturing and other non-IT systems by June 1999. To date, no significant issues have been identified with the Company's manufacturing and other non-IT systems, and the Company expects to resolve any compliance issues with these systems by September 1999.

     The Company has been surveying its major vendors, suppliers, and customers to assess the potential impact on its operations of these key third parties. The process includes obtaining information as to their efforts associated with Year 2000 compliance. To date, no significant compliance issues have been identified with these third parties. The Company plans to continue to update and evaluate compliance issues with these key third parties through 1999.

     The Company currently estimates that the cost of its Year 2000 assessment, remediation and testing efforts, as well as current anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $500,000. The expenditures will be funded from operating cash flows. This estimate is subject to change as additional information is obtained in connection with the Company's assessment of the Year 2000 issue. As of September 25, 1998, the Company had incurred costs of approximately $200,000 related to its Year 2000 assessment, remediation, and testing efforts. In addition, the Company expects to incur approximately $1 million (which will be capitalized and amortized over the expected useful life) associated with the implementation of the new ERP system in its Finland facility, which will also be funded from operating cash flows and existing cash balances.

     The Company presently believes that Year 2000 issues will not pose significant problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's business, financial condition or results of operations, or adversely affect the Company's relationships with customers, venders and others. Additionally, there can be no assurance that the Year 2000 issues of other entities, such as one or more of the Company's critical customers or suppliers, will not have a material adverse impact on the Company's systems or its business, financial condition or results of operations. Finally, if there are infrastructure failures, such as disruptions in the supply of power, water, transportation, communications services, or if major institutions, such as the government, foreign or domestic banking systems, are unable to continue to provide their services or support resulting in a disruption in services or support to the Company, the Company may be unable to operate for the duration of the disruption.

     The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst cast scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

     The costs of the Company's Year 2000 assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are forward-looking statements that are based upon management's best estimates, which are derived using numerous assumptions regarding future events, including the continued availability of certain resources, third party remediation plans and certifications, and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, the reliability of third party assessments and certifications, and similar uncertainties.

INTRODUCTION OF THE EURO

     The Company has established a team to address the issues raised by the introduction of the Single European Currency (Euro) for initial implementation as of October 1, 1999 and during the transition period through to January 1, 2002. The Company expects that its internal systems that will be affected by the initial introduction of the Euro will be Euro capable by January 1,

2000, and does not expect the costs of system modifications to be material. The Company does not presently expect that introduction and use of the Euro will result in any material increase in costs to the Company. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operation.

FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed below and elsewhere in this Report and from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

OUTLOOK: ISSUES AND UNCERTAINTIES

     Planar does not generally provide forecasts of future financial performance. On November 23, 1998 Planar announced that it expects revenues for fiscal year ending September 24, 1999 to be approximately 5% over the revenues for fiscal year 1998, and that the anticipated effects on net earnings will be felt most strongly in the early part of fiscal year 1999, particularly in the first quarter. The following issues and uncertainties, among others, should be considered in evaluating the Company's future financial performance and prospects for growth.

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

     A portion of the Company's flat panel products rely on EL technology, which currently constitutes only a small portion of the information display market. Through the acquisition of Standish Industries, Inc., the Company has diversified its display products and expanded its addressable market significantly to include flat panel passive liquid crystal display applications. The Company's future success will depend in part upon increased market acceptance of existing EL and passive LCD technologies, and other future technological developments. In that regard, the Company's competitors are investing substantial resources in the development and manufacture of displays using a number of alternative technologies. In the event these efforts result in the development of products that offer significant advantages over the Company's products, and the Company is unable to improve its technology or develop or acquire an alternative technology that is more competitive, the Company's business and results of operations will be adversely affected.

     The Company's military product sales are significantly based on CRT technology. Military avionics contractors are increasingly focused on incorporating displays, primarily AMLCDs, into cockpit applications that have traditionally used CRTs. The Company's ability to transition the military product line to flat panel displays over the next few years will be important to the long-term success of Planar's military avionics business. The Company has an agreement with dpiX (a Xerox company) to jointly develop, manufacture and market AMLCDs into military applications. However, there can be no assurance that this business arrangement will be successful.

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

     Within Congress, there has been significant debate on the level of the funding to be made available to programs that have historically supported the Company's research activities. Additionally, government research and development funding has been gradually shifting to a more commercial approach, and contractors are increasingly required to share in the development costs. This trend is likely to continue, which could increase the Company's net research and development expenses. While the Company has historically not experienced any loss or decline of external research funding, the loss or substantial reduction of such funding could adversely affect the Company's results of operations and its ability to continue research and development activities at current levels. See Note 1 in the "Notes to Consolidated Financial Statements".

RELIANCE ON MEDICAL EQUIPMENT AND GAS PUMP MARKETS

     Approximately thirty percent of the Company's sales in fiscal 1998 were made to customers that manufacture and sell medical equipment to health care providers worldwide. Also, over ten percent of the Company's sales in fiscal 1998 were made to customers in the gas pump industry. The Company believes that sales in these markets will continue to be important to the Company. As a result, developments that adversely impact the market for medical and gas pump equipment produced by the Company's customers could, in turn, adversely affect the Company's business and results of operations. In addition, the Company's sales have been and may in future periods be adversely affected due to delays in approvals by foreign or domestic government regulatory agencies which prevent a customer of the Company from introducing, producing or marketing products.

INTERNATIONAL OPERATIONS AND CURRENCY EXCHANGE RATE FLUCTUATIONS

     Shipments to customers outside of North America accounted for approximately 20.5%, 26.6%, and 37.1% of the Company's sales in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The Company anticipates that international shipments will continue to account for a significant portion of its sales. As a result, the Company is subject to risks associated with international operations, including trade restrictions, overlapping or differing tax structures, changes in tariffs, export license requirements and difficulties in staffing and managing international operations (including, in Finland, relations with
national labor unions).   See "Management's Discussion and Analysis of Financial
Condition and Results of Operations."

DECLINING MILITARY EXPENDITURES

     The Company's sales associated with military applications have been increasing. However, military capital expenditure levels have been declining for several years and depend largely on factors outside of the Company's control. Although the Company believes that its dependence on military sales will decrease as the Company continues to expand its customer base, no assurance can be given that military sales will continue at current levels. In addition, as a result of the reduction in military CRT sales, several key CRT suppliers have threatened to halt production of critical components. Although the Company believes it has reached agreement with each of its critical vendors, no assurance can be given that critical material supply will be available when needed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              PLANAR SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      Page
                                                     ------
Independent Auditors' Report......................     25
Consolidated Balance Sheets.......................     26
Consolidated Statements of Operations.............     27
Consolidated Statements of Shareholders' Equity...     28
Consolidated Statements of Cash Flows.............     29
Notes to Consolidated Financial Statements........     30

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Planar Systems, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 25, 1998 and September 26, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended September 25, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 25, 1998 and September 26, 1997, and the results of their operations, and their cash flows for each of the years in the three-year period ended September 25, 1998 in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP

Portland, Oregon
November 2, 1998

                              PLANAR SYSTEMS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               September 25,      September 26,
                                                                  1998               1997
                                                               -------------      -------------
                                     ASSETS

Current assets:
 Cash and cash equivalents (Note 1)...........................   $ 23,426         $ 21,777
 Short-term investments (Notes 1 and 2)........................        --            8,170
 Accounts receivable, net of allowance for doubtful
   accounts of $310 at 1998 and $478 at 1997 (Notes 2 and 6)..     22,762           21,001
 Inventories (Notes 1 and 6)..................................     25,744           21,517
 Other current assets (Notes 1, 3, and 8).....................     10,313            8,471
                                                                 --------         --------
    Total current assets......................................     82,245           80,936
 Plant and equipment, net (Notes 1 and 5).....................     16,689           16,584
 Long-term investments (Notes 1 and 2)........................        200            2,445
 Goodwill (Notes 1 and 3).....................................      5,222            5,878
 Other (Note 1)...............................................     14,273            8,353
                                                                 --------         --------
                                                                 $118,629         $114,196
                                                                 ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Line of credit (Note 6).......................................   $ 10,000         $  1,130
Accounts payable..............................................      9,288           13,011
Accrued compensation..........................................      4,039            5,261
Current portion of long-term debt (Note 6)....................      1,505            1,698
Deferred revenue..............................................      1,180            1,406
Other current liabilities (Note 7)............................      4,237            5,083
Current portion of excess fair market value of acquired
  net assets over purchase price (Note 1).....................        476              476
                                                                 --------         --------
    Total current liabilities.................................     30,725           28,065
Deferred taxes (Note 8).......................................        915              263
Long-term debt, less current portion (Note 6).................      2,516            6,878
Other long-term liabilities...................................        499              638
Long-term portion of excess fair market value of
    acquired net assets over purchase price (Note 1)..........        596            1,072
                                                                 --------         --------
    Total liabilities.........................................     35,251           36,916
Shareholders' equity:
 Preferred stock, $.01 par value. Authorized 10,000,000
  shares, no shares issued at 1998 or 1997
 Common stock, no par value. Authorized 30,000,000
  shares; issued 10,787,526 and 11,075,730 shares at
  1998 and 1997, respectively.................................     74,385           73,190
 Unrealized gain on marketable securities (Note 1)............         --                7
 Retained earnings............................................     14,216           10,486
 Foreign currency translation adjustment......................     (5,223)          (6,403)
                                                                 --------         --------
    Total shareholders' equity................................     83,378           77,280
                                                                 --------         --------
                                                                 $118,629         $114,196
                                                                 ========         ========

         See accompanying notes to consolidated financial statements.

                              PLANAR SYSTEMS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     Fiscal Year Ended
                                                             ----------------------------------------------
                                                             September 25,   September 26,   September 27,
                                                                1998              1997           1996

Sales.......................................................   $129,015        $88,850         $80,371
Cost of sales...............................................     88,763         60,362          52,383
                                                               --------        -------         -------
Gross profit................................................     40,252         28,488          27,988
                                                               --------        -------         -------
Operating expenses:
 Research and development, net (Note 1).....................      8,685          7,638           7,044
 Purchased research and development (Note 4)................         --          8,305              --
 Sales and marketing........................................     10,904          8,095           7,097
 General and administrative.................................      8,652          6,293           5,219
 Amortization of goodwill and excess fair market value of
  acquired net assets over purchase price (Note 1)..........        184           (448)           (476)
                                                               --------        -------         -------
    Total operating expenses................................     28,425         29,883          18,884
                                                               --------        -------         -------
Income (loss) from operations...............................     11,827         (1,395)          9,104

Non-operating income (expense):
 Interest income............................................      1,029          1,734           1,880
 Interest expense...........................................       (293)          (381)           (383)
 Foreign exchange, net......................................       (659)         1,543             242
 Other, net.................................................         --         (2,011)             --
                                                               --------        -------         -------
    Net non-operating income................................         77            885           1,739
                                                               --------        -------         -------

Income (loss) before income taxes (Note 8)..................     11,904           (510)        10,843
Provision (benefit) for income taxes (Note 1 and 8).........      2,953           (784)         2,171
                                                               --------        -------        -------
    Net income..............................................   $  8,951        $   274        $ 8,672
                                                               ========        =======        =======

Net income per share (Note 1):
Net income (basic)..........................................    $  0.83        $  0.03        $  0.80
Weighted average number of common shares outstanding........     10,837         10,944         10,884
Net income (diluted)........................................    $  0.81        $  0.02        $  0.77
Weighted average number of common shares
 outstanding (diluted)......................................     11,098         11,247         11,216

          See accompanying notes to consolidated financial statements.

                              PLANAR SYSTEMS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       Common Stock
                                                --------------------------

                                                              Unrealized                    Foreign
                                                            Gain (Loss) on                  Currency                      Total
                                                              Marketable      Earnings      Retained      Translation  Shareholders'
                                                  Shares        Amount       Securities    Adjustment    Shareholders'    Equity
                                                ----------- --------------   ----------    ----------    ------------- -------------
Balance, September 29, 1995...................   10,838,906   $71,204         $ (1)        $ 1,907         $  (754)      $72,356
Unrealized loss on long-term
  investments.................................           --        --           (9)             --              --            (9)
 Proceeds from issuance of
  common stock................................       86,312       520           --              --              --           520
 Tax benefit from stock option
  exercises (Note 8)..........................           --       143           --              --              --           143
 Foreign currency translation
  adjustment..................................           --        --           --              --          (1,713)       (1,713)
 Net income...................................           --        --           --           8,672             --          8,672
                                                 ----------   -------         ----         -------         -------       -------
Balance, September 27, 1996...................   10,925,218   $71,867         $(10)        $10,579         $(2,467)      $79,969
 Unrealized gain on long-term
  investments.................................           --        --           17              --              --            17
 Proceeds from issuance of
  common stock................................       97,195       395           --              --              --           395
Issuance of common stock
    in connection with acquisition (Note 3)...       89,126       891           --              --              --           891
 Tax benefit from stock option
  exercises (Note 8)..........................           --        37           --              --              --            37
Stock repurchase..............................      (35,809)       --           --            (367)             --          (367)
 Foreign currency translation
  adjustment..................................           --        --           --              --           (3,936)      (3,936)
 Net income...................................           --        --           --             274               --          274
                                                 ----------   -------         ----         -------          -------      -------
Balance, September 26, 1997...................   11,075,730   $73,190         $  7         $10,486          $(6,403)     $77,280
Unrealized loss on long-term
  investments.................................           --        --           (7)             --               --           (7)
 Proceeds from issuance of
  common stock................................      154,946     1,102           --              --               --        1,102
Tax benefit from stock option
  exercises (Note 8)..........................           --        93           --              --               --           93
Stock repurchase..............................     (443,150)       --           --          (5,221)              --       (5,221)
 Foreign currency translation
  adjustment..................................           --        --           --              --            1,180        1,180
 Net income...................................           --        --           --           8,951               --        8,951
                                                 ----------   -------         ----         -------          -------      -------
Balance, September 25, 1998...................   10,787,526   $74,385         $ --         $14,216          $(5,223)     $83,378
                                                 ----------   =======         ----         =======          =======      =======

         See accompanying notes to consolidated financial statements.

                             PLANAR SYSTEMS, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      Fiscal Year Ended
                                                       -----------------------------------------------
                                                       September 25,    September 26,    September 27,
                                                            1998             1997             1996
                                                       -------------    -------------    -------------
Cash flows from operating activities:
Net income..........................................     $ 8,951          $    274         $ 8,672
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization......................       4,052             3,232           2,003
 Amortization of excess market value of acquired
  net assets over purchase price....................        (476)             (476)           (476)
 Goodwill amortization..............................         660                28              --
 Loss (gain) on sale of equipment...................          35                (3)            (20)
 Loss on investment.................................          --             2,011              --
 Decrease in deferred taxes.........................        1614                 4             119
 Foreign exchange (gain) loss.......................         659            (1,100)           (263)
 Purchased research and development.................          --             8,305              --
 Tax benefit of stock options exercised.............          93                37             143
 Increase in accounts receivable....................      (1,451)           (2,879)         (1,777)
 Increase in inventories............................      (4,456)           (1,444)         (5,870)
 Increase in other current assets...................      (3,416)           (3,225)         (1,187)
 Increase (decrease) in accounts payable............         932             4,227            (983)
 Increase (decrease) in accrued compensation........        (918)            1,069              (6)
 Increase (decrease) in deferred revenue............        (252)            1,389              --
 Increase (decrease) in other current liabilities...      (1,920)            1,207           1,095
                                                         -------          --------         -------
Net cash provided by operating activities...........       4,107            12,656           1,450

Cash flows from investing activities:
Purchase of plant and equipment.....................      (3,996)           (2,511)         (3,416)
Purchase of a business..............................          --           (13,897)             --
Equipment and rent deposits.........................      (9,601)           (6,286)           (429)
Payment of long-term liability......................        (183)              (35)           (209)
Purchase of equity security.........................          --                --          (2,011)
Net sales (purchase) of short-term investments......       8,170            (1,059)          5,681
Net sales (purchase) of long-term investments.......       2,245             8,399          (5,234)
                                                         -------          --------         -------
Net cash used by investing activities...............      (3,365)          (15,389)         (5,618)

Cash flows from financing activities:
Net proceeds (payments) of long-term debt...........      (4,555)              895           2,363
Net proceeds (repayments) of long-term receivable...       1,221               574          (2,131)
Net proceeds from issuance of capital stock.........       1,102               395             520
Net proceeds under short term debts.................       8,870                --              --
Stock repurchase....................................      (5,221)             (367)             --
                                                         -------          --------         -------
Net cash provided by financing activities...........       1,417             1,497             752

Effect of exchange rate changes on cash and cash
 equivalents........................................        (510)              (76)           (184)
                                                         -------          --------         -------
Net increase (decrease) in cash and cash
 equivalents........................................       1,649            (1,312)         (3,600)
Cash and cash equivalents at beginning of period....      21,777            23,089          26,689
                                                         -------          --------         -------
Cash and cash equivalents at end of period..........     $23,426          $ 21,777         $23,089
                                                         =======          ========         =======

Supplemental cash flow disclosure:
 Cash paid for interest.............................     $   914          $    381         $   383
 Cash paid for income taxes.........................     $ 3,419          $  2,999         $ 2,171

          See accompanying notes to consolidated financial statements.

                              PLANAR SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 25, 1998 AND SEPTEMBER 26, 1997

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Note 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

     Planar Systems, Inc. was incorporated on April 27, 1983 and commenced operations in June 1983. Planar Systems, Inc., and its wholly-owned subsidiaries (collectively, the "Company") are engaged in the developing, manufacturing and marketing of electronic display products. These display products primarily include Electroluminescent (EL), liquid crystal displays (LCDs) and high performance taut shadow mask cathode ray tubes (CRT) technologies.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the financial statements of Planar Systems, Inc. and its wholly-owned subsidiaries, Planar International Ltd., Planar America, Inc., Planar Standish, Inc., Planar Flat Candle, Inc. and Planar Advance, Inc. All significant inter-company accounts and transactions are eliminated in consolidation.

FISCAL YEAR

     The Company's fiscal year ends on the last Friday in September. The last day of fiscal 1998, 1997 and 1996 was September 25, September 26 and September 27, respectively. Due to statutory requirements, Planar International's fiscal year-end is September 30. All references to a year in these notes are to the Company's fiscal year ended in the period stated which includes the fiscal year results of Planar International.

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

INVESTMENTS

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At September 25, 1998, the Company had no investments that qualified as trading or held to maturity.

     The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. The cost of securities sold is based upon specific identification.

     At September 25, 1998, the Company's investments in debt and equity securities were classified as cash and cash equivalents. These investments are diversified among high credit quality securities in accordance with the Company's investment policy. As of September 25, 1998, all debt securities were invested in either government securities or commercial paper. These securities have been reported at their fair market value of $13,200 which equaled historical cost. There are no unrealized gains to be reported as a separate component of shareholders' equity, net of deferred taxes.

     The estimated fair value of debt securities available for sale by contractual maturities at September 25, 1998 is as follows:

      Due in three months or less                               $13,200
      Due after three months through one year                        --
      Due after one year through three years                         --
                                                                -------
                                                                $13,200
                                                                =======

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market, net of reserves for estimated inventory obsolescence based upon the Company's best estimate of future product demand. Inventories consist of:

                                               September 25,    September 26,
                                                   1998             1997
                                               -------------    -------------
      Raw materials.........................       $15,892         $12,118
      Work in process.......................         3,798           4,165
      Finished goods........................         6,054           5,234
                                                   -------         -------
                                                   $25,744         $21,517
                                                   =======         =======

PLANT AND EQUIPMENT

     Depreciation of equipment is computed on a straight-line basis over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the life of the leases or the estimated useful lives of the assets. Depreciation of the building is computed on a straight-line basis over the estimated useful life of the building, estimated to be 39 years.

OTHER ASSETS

     Included in other assets of $14,273 and $8,353 as of September 25, 1998 and September 26, 1997, respectively, are assets associated with the implementation of a new production facility and equipment which had not been placed in service as of September 25, 1998 and September 26, 1997 in the amounts of $13,271 and $3,848, respectively. In fiscal years 1998 and 1997 interest was capitalized in the amounts of $621 and $61, respectively.

INCOME TAXES

     Under SFAS No. 109 "Accounting for Income Taxes", deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                                                   Fiscal Year Ended
                                     ------------------------------------------
                                       Sept. 25,       Sept. 26,     Sept. 27,
                                         1998            1997          1996
                                     -------------   ------------   -----------
Research and development expense...     $19,927        $17,274        $16,493
Contract funding...................      11,242          9,636          9,449
                                        -------        -------        -------
Research and development, net......     $ 8,685        $ 7,638        $ 7,044
                                        =======        =======        =======

As of September 25, 1998 and September 26, 1997, included in other current assets is $3,489 and $2,656, respectively, related to these research and development contracts.

PRODUCT WARRANTY

     The Company provides a warranty for its products and establishes an allowance at the time of sale adequate to cover warranty costs during the warranty period. The warranty period is generally between twelve and fifteen months. This reserve is included in other current liabilities (Note 7).

GOODWILL AND EXCESS FAIR MARKET VALUE OF ACQUIRED NET ASSETS OVER PURCHASE PRICE

     Goodwill and the excess of fair market value of acquired net assets over purchase price are being amortized over a ten-year period using the straight-line method.

NET INCOME PER COMMON SHARE

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". This statement specifies the standard for computing and presenting earnings per share. In the first quarter of the fiscal year beginning September 27, 1997, the Company adopted SFAS No. 128, which supersedes APB opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

     Under SFAS 128, basic earnings per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 261,000, 303,000, and 332,000 for the fiscal years ended September 25, 1998, September 26, 1997, and September 27, 1996, respectively, were used in the calculations of diluted earnings per share.

FINANCIAL INSTRUMENTS

     The recorded amount of financial instruments approximates the fair market value.

STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In fiscal 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Earnings" and and No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 established standards for reporting comprehensive income and its components. SFAS No. 131 establishes the standards for reporting information about operating segments. Adoption of both standards is required for fiscal years beginning after December 15, 1997. The Company believes that implementation of these standards will not have a material effect on the financial position or results of operations of the Company.

NOTE 2 -- CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables and investments. The risk in trade accounts receivable is limited due to the credit worthiness of the companies comprising the Company's customer base and their dispersion across many different sectors of the electronics industry and geographies. The risk in investments is limited due to the credit worthiness of investees comprising the portfolio, the diversity of the portfolio and relative low risk of municipal securities. At September 25, 1998, the Company does not believe it had any significant credit risks.

NOTE 3 -- BUSINESS ACQUISITIONS

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

     On September 26, 1997, the Company acquired all of the outstanding capital stock of Standish Industries, Inc. for approximately $15 million in cash and stock. Standish Industries, Inc.'s primary business is that of developing, manufacturing, and marketing LCD electronic displays. The transaction was accounted for as a purchase. Intangibles of $5,714 were recorded, after adjusting for purchased research and development costs (Note 4), which are being amortized over ten years. The financial statements include the operating results of Standish Industries, Inc. from the date of acquisition.

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Standish Industries, Inc. had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles and the related income tax effects.

                                                    1997             1996
                                                 -----------      -----------
                                                 (Unaudited)      (Unaudited)
Sales..........................................    $119,939         $105,216
Net income (loss)..............................    $   (307)        $  7,079
Net income (loss) per share....................    $  (0.03)        $   0.63

     The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect synergies that might be achieved from combined operations.

NOTE 4 - PURCHASED RESEARCH AND DEVELOPMENT EXPENSE

     In connection with the acquisition of Standish Industries, Inc. at September 26, 1997 (Note 3), the Company allocated $8,305 of the purchase price to in-process research and development projects as determined by independent appraisal. Accordingly, these costs were expensed as of the acquisition date. These allocations represent the estimated fair value based on risk adjusted cash flows (assuming a 23% discount rate) related to incomplete projects. The development of these projects had not yet reached technological feasibility, and the technology has no alternative future use. The technology acquired in these acquisitions required substantial additional development by the Company.

NOTE 5 -- PLANT AND EQUIPMENT

     Plant and equipment, at cost, consists of:

                                                 1998        1997
                                               --------    --------
Land.......................................    $    115    $    115
Building and improvements..................       3,731       3,731
Machinery and equipment....................      31,164      28,048
                                               --------    --------
 Total plant and equipment.................      35,010      31,894
 Less accumulated depreciation.............     (18,321)    (15,310)
                                               --------    --------
    Net plant and equipment................    $ 16,689    $ 16,584
                                               ========    ========

NOTE 6 -- BORROWINGS

Line of credit

     The Company has a bank line of credit which allows for borrowings up to $10 million. The line bears interest at the Libor rate plus 125 basis points (6.7% at September 25, 1998) and is unsecured with a negative pledge on accounts receivable and inventories. The agreement is subject to review in December 1998. There were $10 million and $0 borrowings outstanding on this line at September 25, 1998 and September 26, 1997, respectively. At September 26, 1997 there were borrowings outstanding of $1.1 million associated with a separate line of credit which was retired and not renewed in fiscal 1998.

LONG TERM DEBT

The Company has entered into credit facilities with financial institutions to borrow up to $13.0 million to finance equipment purchases, subject to renewal in fiscal 1999. These loans are secured by the financed equipment and bear interest at an average rate of 7.5%. As of September 25, 1998 and September 26, 1997, the company had $4.0 million and $5.4 million outstanding under these loans. Aggregate maturities over the next four years are $1,505 in 1999, $1,685 in 2000, $772 in 2001, and $59 in 2002. Covenants under these agreements are not considered restrictive to normal operations. At September 26, 1997 there was an additional $3.2 million of debt assumed associated with Standish Industries, Inc., which was retired and not renewed in fiscal 1998.

NOTE 7 -- OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                                       1998         1997
                                                      ------       ------
Warranty reserve..................................    $1,153       $  930
Income taxes payable..............................     1,344        2,415
Deferred income taxes.............................       433          262
Royalty payable...................................        --          297
Duty payable......................................        --          308
Current portion of long-term contingent payable...        --           32
Other.............................................     1,307          839
                                                      ------       ------
Total.............................................    $4,237       $5,083
                                                      ======       ======

NOTE 8 -- INCOME TAXES

     The components of income(loss) before income taxes consist of the following:

                                        1998       1997      1996
                                       -------   --------   -------
Domestic............................   $10,235   $(8,803)   $ 5,484
Foreign.............................     1,669     8,293      5,359
                                       -------   -------    -------
    Total...........................   $11,904   $  (510)   $10,843
                                       =======   =======    =======

     The following table summarizes the provision for US federal, state and foreign taxes on income.

                                        1998      1997      1996
                                       ------   -------    ------
Current:
 Federal............................   $  550   $   266    $  660
 State..............................      248       242       170
 Foreign............................      541     2,425     1,137
                                       ------   -------    ------
                                        1,339     2,933     1,967
Deferred:
 Federal...........................    1,324    (3,638)     (195)
 State.............................      150        --        --
 Foreign...........................      140       (79)      399
                                      ------   -------    ------
                                      $2,953   $  (784)   $2,171
                                      ======   =======    ======

     The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                           1998      1997     1996
                                           -----   --------   -----
Computed statutory rate.................   34.0%    (34.0)%   34.0%
State income taxes, net of federal tax
 benefits...............................    1.4      (23.7)    0.6
Effect of foreign tax rates.............    1.7      (97.6)   (2.7)
Permanent differences resulting from
 purchase accounting....................   (1.0)      24.0    (0.8)
Change in valuation reserve.............   (9.2)      37.6    (8.5)
State tax impact for reversal of
 intangible basis differences...........   (2.2)        --      --
Benefit of tax exempt interest earned...   (0.1)     (59.6)   (3.0)
Other, net..............................    0.2       (0.4)    0.4
                                           ----    -------    ----
Effective tax rate......................   24.8%   (153.7)%   20.0%
                                           ====    =======    ====

     The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 25, 1998 and September 26, 1997 were as follows:

                                               1998       1997
                                             -------    -------
Deferred tax assets:
Inventory valuation reserve...............   $ 1,705    $ 1,413
Allowance for doubtful accounts...........       119        162
Valuation of intangibles..................        75         29
NDQC liability............................       104         --
Accrued duties............................       119         --
Health insurance..........................        56         --
Accrued vacation and other compensation...       394        315
Basis difference in intangibles...........        --      2,824
Accrued warranty reserve..................       437        219

Capital loss carryforwards................       578        600
General business credits..................       480        553
Net operating loss carryforwards..........     1,734      2,580
Foreign tax credits.......................       287         --
                                             -------    -------
Gross deferred tax assets.................     6,088      8,695
 Valuation allowance......................    (2,563)    (3,660)
                                             -------    -------
  Deferred tax assets.....................     3,525      5,035

Deferred tax liabilities:
Inventory valuation reserve...............      (433)      (305)
Accumulated depreciation..................      (682)      (753)
Operating reserves........................      (233)      (185)
                                             -------    -------
  Deferred tax liabilities................    (1,348)    (1,243)
                                             -------    -------

Net deferred tax asset....................   $ 2,177    $ 3,792
                                             =======    =======

     During fiscal years 1998, 1997,and 1996 the Company recognized tax benefits of $93, $37 and $143, respectively, related to differences between financial and tax reporting of stock option transactions. This difference was credited to common stock.

     The Company has established a valuation allowance for certain deferred tax assets, including net operating loss and tax credit carryforwards. SFAS No. 109 requires that such a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. For fiscal years 1998 and 1997, the valuation reserve decreased by $1,097 and increased by $192, respectively.

     At September 25, 1998, the Company had net operating loss carryforwards of approximately $5,099 available to reduce future federal taxable income. The carryforwards expire at various dates through 2004. Utilization of the carryforwards is subject to certain limitations due to the change in ownership of the Company which occurred in conjunction with the acquisition of it's Finland operation.. As a result of the acquisition, utilization of available net operating loss carryforwards is limited to approximately $2,100 per year.

NOTE 9 -- SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Company is authorized to issue up to 10,000,000 shares of preferred stock at $.01 par value. At September 25, 1998, no shares of preferred stock have been issued; however, 200,000 shares of Series D Junior Participating Preferred Stock have been reserved for issuance in connection with the Company's Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

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

Information regarding these option plans is as follows:

                                               Number of          Weighted Average
                                                 Shares            Option Prices
                                               ----------         ----------------
Options outstanding at September 29, 1995...     765,305               9.26
 Granted....................................     822,700              13.58
 Exercised..................................     (71,942)              4.97
 Canceled...................................    (344,199)             19.99
                                               ---------             ------
Options outstanding at September 27, 1996...   1,171,864               9.42
 Granted....................................     271,450              13.46
 Exercised..................................     (71,916)              3.28
 Canceled...................................     (10,074)             13.44
                                               ---------             ------
Options outstanding at September 26, 1997...   1,361,324             $10.49
 Granted....................................     389,700              11.39
 Exercised..................................    (114,489)              6.26
 Canceled...................................    (101,371)             12.11
                                               ---------             ------
Options outstanding at September 25, 1998...   1,535,164             $10.92
                                               =========             ======
Exercisable at September 25, 1998...........     794,046
                                               =========

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

     During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which defines a fair value based method of accounting for an employee stock option or similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. The Company has computed, for pro forma disclosure purposes, the value of all options granted during 1998 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

                                             1998               1997
                                             ----               ----
Risk free interest rate                      4.5%               6.0%
Expected dividend yield                       --                 --
Expected lives (in years)                    4.2                4.2
Expected volatility                         54.6%              55.7%

     Using the Black-Scholes methodology, the total value of options granted during fiscal 1998 and 1997 was $2,579 and $1,363, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during fiscal 1998 and 1997 was $11.39 per share and $13.46 per share, respectively. If the Company accounted for its stock based compensation plans in accordance with SFAS No 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

                                                       1998                          1997
                                                       ----                          ----
                                                 As                           As             Pro
                                              Reported     Pro Forma       Reported         Forma
                                              --------     ---------       --------         -----
Net income                                        $8,951        $7,720      $ 274          $ (581)

Net income per share (diluted)                    $ 0.81        $ 0.70      $0.02          $(0.05)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at September 25, 1998:

                                       Options Outstanding                                          Options Exercisable
-----------------------------------------------------------------------------------------  -------------------------------------
                                Number           Weighted Average      Weighted Average    Number of Shares       Weighted
 Range of Exercise           Outstanding             Remaining          Exercise Price        Exercisable at    Average Exercise
 Prices                      at 9/25/98          Contractual Life                                9/25/98             Price
    $2.50 - $9.88               524,081                 5.84                  $ 7.13              388,658             $ 6.18
   $10.25 - $12.63              530,638                 9.11                  $11.56              117,188             $11.78
   $13.00 - $23.38              480,445                 7.61                  $14.36              288,200             $14.52
   ---------------            ---------                 ----                  ------              -------             ------
   $2.25 - $23.38             1,535,164                 7.52                  $10.92              794,046             $10.03
   ===============            =========                 ====                  ======              =======             ======

PERFORMANCE RESTRICTED STOCK

The 1996 Stock Incentive Plan provides for the issuance of restricted stock to employees. The shares issued vest over a three to five year period, based on the attainment of specified performance measures. In the event the performance measures are not met, any unvested shares would vest at the end of ten years. Data relative to shares awarded is presented below:

                                                     1998              1997
                                                     ----              ----
Number of shares awarded                              80,000           ----
Fair value of restricted stock granted
during the year                                      $   920           ----

EMPLOYEE STOCK PURCHASE PLAN

     In fiscal 1995, the Company adopted the 1994 Employee Stock Purchase Plan which provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company's Common Stock at 85 percent of the fair market value at specific dates. At September 25, 1998, 184,457 shares remain available for purchase through the plan and there were 787 employees eligible to participate in the plan, of which 166, or 21.1 percent, were participants. Employees purchased 40,457 shares, at an average price of $9.62 per share during the year. Total receipts to the Company were $389. Since the plan is noncompensatory, no charges to operations have been recorded.

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

NOTE 10 - COMMITMENTS

OPERATING LEASES

     Most of the Company's office and manufacturing facilities are subject to long-term operating leases. In addition, regional sales offices and automobiles are subject to leases with terms ranging from one to twelve months.

     At September 25, 1998, the approximate minimum annual operating lease payments are:

Fiscal year ending in September:
--------------------------------

  1999.........     2,245
  2000.........     1,894
  2001.........     1,867
  2002.........     1,819
  2003.........     1,814
  Thereafter...     7,716
                  -------
                  $17,355
                  =======

     Total rent expense was $2,344, $1,920 and $1,921 for the years ended September 25, 1998, September 26, 1997 and September 27, 1996, respectively.

NOTE 11 -- GEOGRAPHIC INFORMATION

     The Company operates in one industry. Operations include developing, manufacturing, and marketing display products, including EL displays, LCDs and high performance CRTs.

     Information concerning geographic area for fiscal year 1996, 1997, and 1998 is summarized below:

                             North     Rest of
                            America     World      Eliminations    Consolidated
                           --------    -------     ------------    ------------
1996:
 Sales.................    $ 60,351    $39,516     $(19,496)         $ 80,371
 Net income............       4,715      3,492          465             8,672
 Identifiable assets...      90,115     31,727      (24,547)           97,295
1997:
 Sales.................    $ 71,558    $38,280     $(20,988)         $ 88,850
 Net income............      (4,747)     5,947         (926)              274
 Identifiable assets...     101,898     36,050      (23,752)          114,196
1998:
 Sales.................    $112,555    $36,598     $(20,138)         $129,015
 Net income............       6,968      1,043          940             8,951
 Identifiable assets...     116,524     40,517      (38,412)          118,629

     North American sales include all sales made in Canada, the United States and Mexico. Rest of the World sales includes all sales made in countries outside of North America, which in fiscal years 1998, 1997 and 1996 principally consisted of sales made in Europe and Japan.

     No customer accounted for 10 percent or more of revenue in fiscal years 1998, 1997 or 1996.

NOTE 12 -- 401(k) AND PROFIT SHARING

     All employees in North America over 21 years of age who have completed at least three months of service are eligible to participate in the 401(k) savings and profit sharing plan. Employees can contribute between 0% and 15% of their gross pay subject to statutory maximums. The Company matches 55% of the first 10% of each participating employee's contributions, also subject to statutory maximums. Employer contributions vest over four years. The 401(k) plan expense amounted to $666, $466 and $438 for the years ended September 25, 1998, September 26, 1997 and September 27, 1996, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF PLANAR SYSTEMS, INC.

     The information set forth under the captions "Election of Directors" and "Management" appearing on pages 2 through 5 of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 4, 1999, is incorporated by reference into this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" appearing on pages 6 through 9 of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 4, 1999, is incorporated by reference into this Report.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Stock Owned by Management and Principal Shareholders" appearing on page 11 of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 4, 1999, is incorporated by reference into this Report.

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

     The independent auditors' report with respect to the above-listed financial statements appears on page 25 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PLANAR SYSTEMS, INC.
December 18, 1998                      By: /s/ JACK RAITON
                                           ---------------
                                               Jack Raiton
                                               Vice President
                                               Chief Financial Officer

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

/s/ JAMES M. HURD                      President, Chief Executive Officer,            December 18, 1998
------------------------------------   Director (Principle Executive Officer)
James M. Hurd

/s/ JACK RAITON                        Vice President, Chief Financial Officer,       December 18, 1998
------------------------------------   (Principle Financial and Accounting Officer)
Jack Raiton

/s/ WILLIAM D. WALKER                  Chairman of the Board                          December 18, 1998
------------------------------------
William D. Walker

/s/ STEVEN E. WYNNE                    Director                                       December 18, 1998
------------------------------------
Steven E. Wynne

/s/ GREGORY H. TURNBULL                Director                                       December 18, 1998
------------------------------------
Gregory H. Turnbull

/s/ HEINRICH STENGER                   Director                                       December 18, 1998
------------------------------------
Heinrich Stenger

/s/ E. KAY STEPP                       Director                                       December 18, 1998
------------------------------------
E. Kay Stepp

(b) Reports on 8-K

     None

(c) Exhibits

Exhibit
Number      Title
--------    -----
3.1         Second Restated Articles of Incorporation of Planar Systems, Inc.(1)

3.2         First Restated Bylaws of Planar Systems, Inc.(1)

3.3         Amendment to Second Restated Articles of Incorporation of Planar
            Systems, Inc.(2)

4.1         Specimen stock certificate (1)

4.4         Rights Agreement dated as of February 1, 1996 between Planar
            Systems, Inc. and First Interstate Bank of Oregon, N.A.(3)

10.1 Form of Indemnity Agreement between Planar Systems, Inc. and each of its executive officers and directors(1)

10.2        Amended and Restated 1983 Incentive Stock Option Plan(1)

10.3        1993 Stock Option Plan for Nonemployee Directors(1)

10.4        1993 Incentive Stock Option Plan(1)

10.5        1994 Employee Stock Purchase Plan(4)

10.6        Lease agreement dated as of September 30, 1993 between Science Park
            Limited Partnership I and Planar Systems, Inc.(1)

10.7 Lease agreement dated as of May 20, 1998 between Metra Corporation and Planar International, Ltd (English translation)

10.8        Lease agreement dated as of August 26, 1994 between Tektronix, Inc.
            and Planar Systems, Inc.(5)

10.9        Asset Purchase Agreement dated August 26, 1994 between Tektronix,
            Inc. and Tektronix Federal Systems, Inc. and Planar Systems, Inc and
            Planar Advance(5)

10.10       Stock Purchase Agreement dated August 25, 1997 by and among Planar
            Systems, Inc., Standish Industries, Inc., Standish International,
            Inc., Charles P. Hoke, Elizabeth A. Hoke and William R. Steinmetz,
            Trustee of the Steven Hoke Management Trust, the Catherine Hoke
            Management Trust, the Lauren Hoke Management Trust and the Charles
            D. Hoke Management Trust (`the Agreement") (certain schedules to the
            Agreement and its exhibits are omitted).(6)

10.11       Amendment to Stock Purchase Agreement dated August 26, 1997(6)

10.12       1996 Stock Incentive Plan(7)

10.13       Lease agreement dated May 30, 1997 between Pacific Realty
            Associates, L.P. and Planar America, Inc.(7)

21          Subsidiaries of Planar Systems, Inc.

23          Consent of KPMG Peat Marwick LLP

24          Power of Attorney (included on Signature Page)

27          Financial Data Schedule

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 27, 1996.
(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 21, 1996.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1994.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed as of September 12, 1994.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 10, 1997.
(7) Incorporated by reference to the Company's annual report on form 10K for the year ended September 26, 1997.