Form 10-Q
period 1998-12-25
PLANAR SYSTEMS INC
filed 1999-02-08
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended December 25, 1998           Commission File No.  0-23018

_______________________________________________________________________________

PLANAR SYSTEMS, INC.
(exact name of registrant as specified in its charter)

          Oregon                                   93-0835396
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

1400 NW Compton Dr., Beaverton, Oregon          97006
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

           Number of common stock outstanding as of February 3, 1999
                   10,641,106 shares, no par value per share

PLANAR SYSTEMS, INC.
                                     INDEX

                                                                                                                  Page
Part I. Financial Information

Item 1.  Financial Statements
Consolidated Statements of Operations for the Three Months Ended December 25, 1998 and                            3
December 26, 1997

Consolidated Balance Sheets at December 25, 1998 and  September 25, 1998                                          4

Consolidated Statements of Cash Flows for the Three Months Ended December 25, 1998 and
December 26, 1997                                                                                                 5

Notes to Consolidated Financial Statements                                                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                                        8

Part II. Other Information
Item 2.  Changes in securities                                                                                   13
Item 5.  Other information                                                                                       13
Item 6.  Exhibits and Reports on Form 8-K                                                                        13
Signatures                                                                                                       16

                         Part 1. FINANCIAL INFORMATION


Item 1. Financial Statements
                              Planar Systems, Inc.
                                and Subsidiaries
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                            December 25,               December 26,
                                                                                1998                       1997
                                                                            -----------                -----------
Sales                                                                        $30,476                    $31,474
Cost of sales                                                                 21,220                     22,353
                                                                              ------                     ------
Gross profit                                                                   9,256                      9,121

Operating Expenses:
  Research and development, net                                                2,623                      1,758
  Sales and marketing                                                          2,886                      2,638
  General and administrative                                                   2,316                      2,222
  Amortization of goodwill and excess fair market value
      of acquired net assets over purchase price                                  46                         46
                                                                              ------                     ------
      Total operating expenses                                                 7,871                      6,664
                                                                              ------                     ------
Income from operations                                                         1,385                      2,457
Non-operating income (expense):
  Interest, net                                                                  (73)                       181
  Foreign exchange, net                                                           (7)                       219
  Other, net                                                                      --                         --
                                                                              ------                     ------
      Net non-operating income                                                   (80)                       400
                                                                              ------                     ------

Income before income taxes                                                     1,305                      2,857
Provision for income taxes                                                       365                        726
                                                                              ------                     ------
Net income                                                                   $   940                    $ 2,131
                                                                              ======                     ======

Net income per share (basic):                                                  $0.09                      $0.20

Weighted average number of common shares
   outstanding (basic):                                                       10,757                     10,891

Net income per share (diluted):                                                $0.09                      $0.19

Weighted average number of common
   shares outstanding (diluted):                                              10,975                     11,141

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                          Consolidated Balance Sheets
                                 (In thousands)

                     ASSETS                                              December 25               September 25
                                                                             1998                       1998
                                                                         -----------               ------------
                                                                         (unaudited)
Current assets:
  Cash and cash equivalents                                                $ 28,741                   $ 23,426
  Short-term investments                                                         --                         --
  Accounts receivable                                                        22,736                     22,762
  Inventories                                                                27,000                     25,744
  Other current assets                                                       10,432                     10,313
                                                                            -------                     ------
    Total current assets                                                     88,909                     82,245
  Plant and equipment, net                                                   16,898                     16,689
  Long-term investments                                                       1,022                        200
  Goodwill                                                                    5,058                      5,222
  Other                                                                      14,092                     14,273
                                                                            -------                    -------
                                                                           $125,979                   $118,629
                                                                           ========                   ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit                                                           $  5,000                   $ 10,000
  Accounts payable                                                            8,713                      9,288
  Accrued compensation                                                        3,478                      4,039
  Current portion of long-term debt                                           2,343                      1,505
  Deferred revenue                                                            1,282                      1,180
  Other current liabilities                                                   3,237                      4,237
  Current portion of excess fair market value of acquired net
      assets over purchase price                                                476                        476
                                                                            -------                     ------
      Total current liabilities                                              24,529                     30,725
Deferred taxes                                                                  915                        915
Long-term debt, less current portion                                         16,402                      2,516
Other long-term liabilities                                                     548                        499
Long-term portion of excess fair market value of acquired net
  assets over purchase price                                                    478                        596
                                                                            -------                    -------
      Total liabilities                                                      42,872                     35,251
Shareholders' equity:
  Common stock                                                               74,679                     74,385
  Unrealized loss on marketable securities                                       --                         --
  Retained earnings                                                          13,676                     14,216
  Foreign currency translation adjustment                                    (5,248)                    (5,223)
                                                                             ------                     ------
      Total shareholders' equity                                             83,107                     83,378
                                                                            -------                    -------
                                                                           $125,979                   $118,629
                                                                           ========                   ========

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                             December 25,         December 26,
                                                                                 1998                 1997
                                                                             -----------          -----------
Cash flows from operating activities:
Net  income                                                                  $   940                 $ 2,131
Adjustments to reconcile net income to net cash
   provided (used)  by operating activities:
    Depreciation and amortization                                              1,369                     998
    Amortization of excess market value of acquired net
       assets over purchase price                                               (119)                   (119)
     Goodwill amortization                                                       165                     165
     Loss on sale of equipment                                                    --                      27
     Foreign exchange (gain) loss                                                  7                    (219)
     (Increase) decrease in accounts receivable                                   15                  (1,312)
     (Increase) decrease in inventory                                         (1,248)                    116
     (Increase) decrease in other current assets                                (120)                    711
     Increase (decrease) in accounts payable                                    (576)                    983
     Decrease in accrued compensation                                           (557)                 (1,316)
     Increase (decrease) in deferred revenue                                     100                     (65)
     Increase (decrease) in other current liabilities                         (1,015)                  1,209
                                                                              ------                  ------
Net cash provided (used) by  operating activities                             (1,039)                  3,309

Cash flows from investing activities:
Purchase of plant and equipment                                               (1,592)                   (598)
(Increase) decrease in other long-term assets                                    173                  (3,545)
Increase in other long-term liabilities                                           48                      18
Net sales of short-term investments                                               --                   4,126
Net sales (purchases) of long-term investments                                  (822)                  2,394
                                                                              ------                  ------
Net cash provided (used) by investing activities                              (2,193)                  2,395

Cash flows from financing activities:
Net proceeds (payments) of long-term debt                                     14,723                  (3,754)
Net proceeds (payments) of short-term debt                                    (5,000)                  6,870
Net proceeds of long-term accounts receivable                                     17                     456
Stock repurchase                                                              (1,481)                 (3,598)
Net proceeds from issuance of capital stock                                      294                       3
                                                                              ------                   -----
Net cash provided (used) by financing activities                               8,553                     (23)

Effect of exchange rate changes on cash and cash
   equivalents                                                                    (6)                    (33)
Net increase in cash and cash equivalents                                      5,315                   5,648
Cash and cash equivalents at beginning of period                              23,426                  21,777
                                                                             -------                  ------

Cash and cash equivalents at end of period                                   $28,741                 $27,425
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

                              Planar Systems, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                  (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in connection with the Company's audited financial statements for the year ended September 25, 1998.

Note 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

                                    December 25, 1998              September 25, 1998
                                    -----------------              ------------------
                                          (Unaudited)
Raw materials                                 $15,913                         $15,892
Work in process                                 4,290                           3,798
Finished goods                                  6,797                           6,054
                                              -------                         -------
                                              $27,000                         $25,744
                                              =======                         =======

Note 3 - OTHER ASSETS

Included in other assets of $14,092 and $14,273 as of December 25, 1998 and September 25, 1998, respectively, are assets associated with the implementation of a new production facility and equipment which had not been placed in service as of December 25, 1998 and September 25, 1998 in the amounts of $12,721 and $13,271, respectively.

Note 4 - LONG-TERM DEBT

The Company has entered into credit facilities with financial institutions to borrow up to $21 million to finance equipment purchases. These loans are secured by the financed equipment and bear interest at an average rate of 6.5%. As of December 25, 1998 and September 25, 1998 the Company had $18.7 million and $4.0 million outstanding under these loans.

Note 5 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. The Company periodically enters into research and development contracts with certain governmental agencies and private sector companies. These contracts generally provide for reimbursement of costs. Funding from research and development contracts is recognized as a reduction in operating expenses during the period in which the services are performed and related direct expenses are incurred, as follows:

                                                   Three Months Ended
                                        December 25, 1998    December 26,1997
                                        -----------------    ----------------
Research and development                       $ 3,057                $ 3,191
Product engineering                              2,091                  1,464
                                                ------                 ------
       Total expense                             5,148                  4,655
Contract funding                                (2,525)                (2,897)
                                                ------                 ------
       Research and development, net           $ 2,623                $ 1,758
                                                ======                 ======

Note 6 - INCOME TAXES

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

Note 7 - NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 218,000 and 250,000 for the quarters ended December 25, 1998 and December 26, 1997, respectively, were used in the calculations of diluted earnings per share.

Note 8 - COMPREHENSIVE INCOME

Comprehensive income for the quarters ended December 25, 1998 and December 26, 1997 was $.9 million and $1.5 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended September 25, 1998.

RESULTS OF OPERATIONS

Sales

The Company's sales decreased by 3.2% to $30,476,000 in the fiscal quarter ended December 25, 1998 from $31,474,000 in the same quarter last fiscal year. The decrease in sales was principally due to a slowdown across all of the Company's component markets in both Europe and North America as customers pushed out shipment dates and reduced orders due to weak end-product sales. International sales, principally sales to Europe, decreased by 8.4% due to the decreased sales of existing product lines in the Company's European target markets. For this fiscal quarter, international sales were 20.1% of total sales compared to 21.2% in the same period last fiscal year.

Gross Profit

The gross margin of 30.4% for this quarter compared to 29.0% in the same quarter in the prior year. This increase relates to higher military application sales and margins this quarter compared to the same quarter in the prior year.

Operating Expenses

The Company's operating expenses increased by 18.1% this fiscal quarter compared to the same quarter last fiscal year. The increase was primarily in two areas:
1) research and development, reflecting additional expenses related to the development of new technologies and product engineering, and; 2) sales and marketing, reflecting additional marketing resources. Overall, operating expenses as a percentage of sales increased to 25.8% in this fiscal quarter compared to 21.2% in the same quarter last fiscal year.

Non-Operating Income and Expense

Net interest for this quarter versus the same period last fiscal year declined due to the increase in debt associated with the new production facility and equipment, and the discontinuance of capitalizing related interest expenses.

The Company experienced a net loss from foreign currency transactions of $7,000 during the first quarter of fiscal 1999 compared to a net gain of $219,000 during the first quarter of fiscal 1998. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to receivables and payables denominated in foreign currencies resulting from exchange rate fluctuations between the various currencies in which the Company conducts business.

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

From September 25, 1998 to December 25, 1998, on average the U.S. Dollar weakened by less than 1% against the Finnish Markka. This weakening of the U.S. Dollar resulted in higher reported revenues and operating expenses due to translation of the Finnish Markka to U.S. Dollars for consolidated financial reporting.

Provision for Income Taxes

The effective income tax rate for the quarter ended December 25, 1998 was 28.0% versus 25.4% in the same quarter in the prior year. This change in effective rates is due to the relative profitability of the U.S. and foreign taxable entities.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 25, 1998, the Company used $1.0 million in cash from operating activities compared to $3.3 million provided from operating activities in the same period last fiscal year.

For the three month period ended December 25, 1998, additions to plant and equipment were $1.6 million compared to $598,000 for the same period last fiscal year. The principal acquisitions during the first quarter of fiscal 1999 were related to the purchases of equipment for the military flat panel display operations and equipment for the Finland manufacturing operations. The principal acquisitions during the same period last fiscal year were related to upgrading the EL production facility and equipment in North America.

Included in other assets of $14.1 million and $14.3 million as of December 25, 1998 and September 25, 1998, respectively, are assets associated with the implementation of a new production facility and equipment which had not been placed in service as of December 25, 1998 and September 25, 1998, in the amounts of $12.7 million and $13.3 million, respectively.

At December 25, 1998, the Company had a bank line of credit agreement with a borrowing capacity of $10.0 million and credit facilities for financing equipment of $21.0 million. A similar bank line of credit was in place as of September 25, 1998. As of December 25, 1998, and September 25, 1998, $5 million and $10 million, respectively, was outstanding under the credit line. Under the equipment financing lines, $18.7 million was outstanding at December 25, 1998 and $4.0 million at September 25, 1998.

The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company's working capital requirements for the foreseeable future.

On April 23, 1997, the Company announced its intention to repurchase up to 400,000 shares of the Company's currently outstanding common stock from time to time over the next twelve months in open market and negotiated transactions. On May 13, 1998, the Company announced that it intends to repurchase up to an additional $5 million of the Company's currently outstanding common stock from time to time over the next twelve months in open market and negotiated transactions. During the three months ended December 25, 1998, the Company repurchased approximately 156,000 shares of its own common stock for $1,481,000. At December 25, 1998, there still remained approximately $2 million of common stock that had not yet been repurchased.

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

YEAR 2000 ISSUE

Like most other companies, the Year 2000 computer issue creates risks for the Company. The Year 2000 issue exists because many computer programs use two digit rather than four digit fields to define the applicable year. As a result, computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production delays, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Incomplete or untimely resolution of the Year 2000 issue by the Company or critically important suppliers or customers of the Company could have a materially adverse effect on the Company's business, financial condition, or results of operations.

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

The Company has been surveying its major venders, suppliers, and customers to assess the potential impact on its operations of these key third parties. The process includes obtaining information as to their efforts associated with Year 2000 compliance. To date, no significant compliance issues have been identified with these third parties. The Company plans to continue to update and evaluate compliance issues with the key third parties through 1999.

The Company currently estimates that the cost of its Year 2000 assessment, remediation and testing efforts as well as current anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $500,000. The expenditures will be funded from operating cash flows. This estimate is subject to change as additional information is obtained in connection with the Company's assessment of the Year 2000 issue. As of December 25, 1998, the Company had incurred costs of approximately $250,000 related to its Year 2000 assessment, remedation, and testing efforts. In addition, the Company expects to incur approximately $1 million (which will be capitalized and amortized over the expected useful life) associated with the implementation of the new ERP system in its Finland facility, which will also be funded from operating cash flows and existing cash balances.

The Company presently believes that Year 2000 issues will not pose significant problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's business, financial condition or results of operations, or adversely affect the Company's relationships with customers, venders, and others. Additionally, there can be no assurance that the Year 2000 issues of other entities, such as one or more of the Company's critical customers or suppliers, will not have a material adverse impact on the Company's systems or its business, financial condition or results of operations. Finally, if there are infrastructure failures, such as disruptions in the supply of power, water, transportation, communications services, or if major institutions, such as the government, foreign or domestic banking systems, are unable to continue to provide their services or support resulting in a disruption in services or support to the Company, the Company may be unable to operate for the duration of the disruption.

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

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

INTRODUCTION OF THE EURO

The Company has established a team to address the issues raised by the introduction of the Single European Currency (Euro) for initial implementation as of January 1, 1999 and during the transition period through to January 1, 2002. The Company expects that its internal systems that will be affected by the initial introduction of the Euro will be Euro capable by January 1, 2000, and does not expect the costs of system modifications to be material. The Company does not presently expect that introduction and use of the Euro will result in any material increase in costs to the Company. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operation.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operation, as well as those discussed below and elsewhere in this Report and from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

                          PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

(c) During the first fiscal quarter of 1999, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 1,150 shares of Common Stock were issued at an exercise price of $2.25. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

Item 5.  Other Information

     The following issues and uncertainties, among others, should be considered in evaluating the Company's future financial performance and prospects for growth. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) contained in the Company's 10-K for the year ended September 25, 1998.

COMPETITION

     The market for information displays is highly competitive, and the Company expects this to continue. The Company believes that over time this competition will have the effect of reducing average selling prices of flat panel displays. Certain of the Company's competitors have substantially greater name recognition and financial, technical, marketing and other resources than the Company. In addition, competitors of the Company have made and continue to make significant investments in the construction of manufacturing facilities for AMLCDs and other advanced displays. There can be no assurance that the Company's competitors will not succeed in developing or marketing products that would render the Company's products obsolete or noncompetitive. To the extent the Company is unable to compete effectively against its competitors, whether due to such practices or otherwise, its financial condition and results of operations would be materially adversely affected.

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

     A significant portion of the Company's flat panel products rely on EL technology, which currently constitutes only a small portion of the information display market. Through the acquisition of Standish Industries, Inc., in September 1997, the Company diversified its display products and expanded its addressable market significantly to include flat panel passive liquid crystal display applications. The Company's future success will depend in part upon increased market acceptance of existing EL and passive LCD technologies, and other future technological developments. In that regard, the Company's competitors are investing substantial resources in the development and manufacture of displays using a number of alternative technologies. In the event these efforts result in the development of products that offer significant advantages over the Company's products, and the Company is unable to improve its technology or develop or acquire an alternative technology that is more competitive, the Company's business and results of operations will be adversely affected.

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

        (a)    Exhibits:         27.1 - Financial Data Schedule

        (b)    Reports on 8-K:   none

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PLANAR SYSTEMS, INC.
                                       (Registrant)


DATE: February 5, 1999                 /s/ Jack Raiton
                                       ---------------
                                       Jack Raiton
                                       Vice President and
                                       Chief Financial Officer