Form 10-Q
period 1999-03-26
PLANAR SYSTEMS INC
filed 1999-05-10
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


________________________________________________________________________________


FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the Quarter Ended March 26, 1999              Commission File No.  0-23018


________________________________________________________________________________


PLANAR SYSTEMS, INC.
(exact name of registrant as specified in its charter)

Oregon                                       93-0835396
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

1400 NW Compton Dr., Beaverton, Oregon       97006
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

                             X   Yes      _____ No
                           -----


             Number of common stock outstanding as of May 6, 1999
                   10,558,175 shares, no par value per share

PLANAR SYSTEMS, INC.

                                     INDEX

                                                                                                    Page
Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Operations for the Three Months Ended March 26, 1999                      3
 and March 27, 1998

Consolidated Statements of Operations for the Six Months Ended March 26, 1999 and                    4
 March 27, 1998

Consolidated Balance Sheets at March 26, 1999 and  September 25, 1998                                5

Consolidated Statements of Cash Flows for the Six Months Ended March 26, 1999 and                    6
 March 27, 1998

Notes to Consolidated Financial Statements                                                           7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                 11
 Operations

Part II. Other Information

Item 2. Changes in securities                                                                       16
Item 4. Submission of Matters to a Vote of Shareholders                                             16
Item 5. Other information                                                                           16
Item 6. Exhibits and Reports on Form 8-K                                                            18

Signatures                                                                                          19

                         Part 1. FINANCIAL INFORMATION


Item 1. Financial Statements

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                            March 26, 1999           March 27, 1998
                                                                        ---------------------      ------------------
Sales                                                                                 $29,239                 $32,102
Cost of sales                                                                          20,777                  21,665
                                                                        ---------------------      ------------------
Gross profit                                                                            8,462                  10,437
Operating expenses:
  Research and development, net                                                         3,361                   2,385
  Sales and marketing                                                                   2,804                   2,620
  General and administrative                                                            2,070                   2,389
  Amortization of goodwill and excess fair market value of
    acquired net assets over purchase price                                                46                      46
                                                                        ---------------------      ------------------
      Total operating expenses                                                          8,281                   7,440
                                                                        ---------------------      ------------------
Income from operations                                                                    181                   2,997
Non-operating income (expense):
  Interest, net                                                                           (29)                    156
  Foreign exchange, net                                                                 1,173                     274
  Other, net                                                                               --                      --
                                                                        ---------------------      ------------------
      Net non-operating income                                                          1,144                     430
                                                                        ---------------------      ------------------
Income before income taxes                                                              1,325                   3,427
Provision for income taxes                                                                370                     876
                                                                        ---------------------      ------------------
Net income                                                                            $   955                 $ 2,551
                                                                        =====================      ==================


Net income per share (basic):                                                         $  0.09                 $  0.24

Weighted average number of common shares
   outstanding (basic):                                                                10,623                  10,823

Net income per share (diluted):                                                       $  0.09                 $  0.23

Weighted average number of common
   shares outstanding (diluted):                                                       10,838                  11,098

See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)

                                  (Unaudited)

                                                                                        Six Months Ended
                                                                             March 26, 1999           March 27, 1998
                                                                        ----------------------    --------------------
Sales                                                                      $            59,718       $          63,576
Cost of sales                                                                           41,997                  44,018
                                                                        ----------------------    --------------------
Gross profit                                                                            17,721                  19,558
Operating expenses:
  Research and development, net                                                          5,986                   4,143
  Sales and marketing                                                                    5,692                   5,258
  General and administrative                                                             4,384                   4,611
  Amortization of goodwill and excess fair market value of
    acquired net assets over purchase price                                                 92                      92
                                                                        ----------------------    --------------------
      Total operating expenses                                                          16,154                  14,104
                                                                        ----------------------    --------------------
Income from operations                                                                   1,567                   5,454
Non-operating income (expense):
  Interest, net                                                                           (103)                    337
  Foreign exchange, net                                                                  1,166                     493
  Other, net                                                                                --                      --
                                                                        ----------------------    --------------------
      Net non-operating income                                                           1,063                     830
                                                                        ----------------------    --------------------
Income before income taxes                                                               2,630                   6,284
Provision for income taxes                                                                 735                   1,602
                                                                        ----------------------    --------------------
Net income                                                                 $             1,895       $           4,682
                                                                        ======================    ====================


Net income per share (basic):                                              $              0.18       $            0.43

Weighted average number of common shares
   outstanding (basic):                                                                 10,708                  10,833

Net income per share (diluted):                                            $              0.17       $            0.42

Weighted average number of common
   shares outstanding (diluted):                                                        10,926                  11,099

See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                          Consolidated Balance Sheets
                                (In thousands)

                              ASSETS
                                                                                March 26,                 September 25,
                                                                                  1999                        1998
                                                                        ----------------------      ----------------------
                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                                   $         26,250            $         23,426
  Short-term investments                                                                   791                          --
  Accounts receivable                                                                   18,556                      22,762
  Inventories                                                                           25,429                      25,744
  Other current assets                                                                  11,424                      10,313
                                                                        ----------------------      ----------------------
    Total current assets                                                                82,450                      82,245
  Plant and equipment, net                                                              16,190                      16,689
  Long-term investments                                                                    255                         200
  Goodwill                                                                               4,896                       5,222
  Other                                                                                 14,331                      14,273
                                                                        ----------------------      ----------------------
                                                                              $        118,122            $        118,629
                                                                        ======================      ======================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit                                                              $             --            $         10,000
  Accounts payable                                                                       7,940                       9,288
  Accrued compensation                                                                   3,556                       4,039
  Current portion of long-term debt                                                      1,722                       1,505
  Deferred revenue                                                                       1,840                       1,180
  Other current liabilities                                                              3,985                       4,237
  Current portion of excess fair market value of acquired net
    assets over purchase price                                                             476                         476
                                                                        ----------------------      ----------------------
      Total current liabilities                                                         19,519                      30,725
Deferred taxes                                                                             725                         915
Long-term debt, less current portion                                                    16,502                       2,516
Other long-term liabilities                                                                593                         499
Long-term portion of excess fair market value of acquired net
   assets over purchase price                                                              359                         596
                                                                        ----------------------      ----------------------
      Total liabilities                                                                 37,698                      35,251
Shareholders' equity:
  Common stock                                                                          74,752                      74,385
  Unrealized gain on marketable securities                                                   1                          --
  Retained earnings                                                                     13,343                      14,216
  Foreign currency translation adjustment                                               (7,672)                     (5,223)
                                                                        ----------------------      ----------------------
      Total shareholders' equity                                                        80,424                      83,378
                                                                        ----------------------      ----------------------
                                                                              $        118,122            $        118,629
                                                                        ======================      ======================

See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                        Six Months Ended
                                                                             March 26, 1999           March 27, 1998
                                                                        ----------------------    --------------------
Cash flows from operating activities:
Net  income                                                                           $  1,895                 $ 4,682
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                        2,138                   1,926
    Amortization of excess market value of acquired net
       assets over purchase price                                                         (238)                   (238)
    Goodwill amortization                                                                  330                     330
    Loss on sale of equipment                                                               --                      27
    Increase in net deferred tax assets                                                   (670)                    (34)
    Foreign exchange gain                                                               (1,166)                   (493)
    (Increase) decrease in accounts receivable                                           3,841                  (2,476)
    Increase in inventory                                                                 (137)                 (1,946)
    Increase in other current assets                                                    (2,351)                 (4,547)
    Increase (decrease) in accounts payable                                             (1,263)                  4,137
    Increase (decrease) in accrued compensation                                              2                    (651)
    Increase in deferred revenue                                                           755                     160
    Increase (decrease) in other current liabilities                                        43                    (873)
                                                                        ----------------------    --------------------
Net cash provided by operating activities                                                3,179                       4

Cash flows from investing activities:
Purchase of plant and equipment                                                         (1,983)                 (1,384)
Increase in other long-term assets                                                         (69)                 (5,457)
Increase (decrease) in other long-term liabilities                                          93                    (174)
Net sales (purchases) of short-term investments                                           (791)                  5,852
Net sales (purchases) of long-term investments                                             (55)                  2,310
                                                                        ----------------------    --------------------
Net cash provided (used) by investing activities                                        (2,805)                  1,147

Cash flows from financing activities:
Net proceeds (payments) of long-term debt                                               14,203                  (3,843)
Net proceeds under long-term accounts receivable                                            25                   1,073
Net proceeds from issuance of capital stock                                                367                     214
Net proceeds (payments) of short-term debt                                             (10,000)                  5,870
Stock repurchase                                                                        (2,768)                 (3,599)
                                                                        ----------------------    --------------------
Net cash provided (used) by financing activities                                         1,827                    (285)

Effect of change of exchange rate changes on cash and cash
  equivalents                                                                              623                      14

Net increase in cash and cash equivalents                                                2,824                     880
Cash and cash equivalents at beginning of period                                        23,426                  21,777
                                                                        ----------------------    --------------------
Cash and cash equivalents at end of period                                            $ 26,250                 $22,657
                                                                        ======================    ====================

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

Note 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:


                                                      March 26, 1999                 September 25, 1998
                                             -----------------------------      --------------------------
                                                       (Unaudited)
     Raw materials                                                 $13,508                         $15,892
     Work in process                                                 4,568                           3,798
     Finished goods                                                  7,353                           6,054
                                             -----------------------------      --------------------------
                                                                   $25,429                         $25,744
                                             =============================      ==========================

Inventory reserves for estimated inventory obsolescence were $2,994 and $1,717 as of March 26, 1999 and September 25, 1998, respectively. For the quarter ended March 26, 1999, there was a $750,000 increase in the inventory obsolescence reserve associated with end-user products.

Note 3 - OTHER ASSETS

Included in other assets of $14,331 and $14,273 as of March 26, 1999 and September 25, 1998, respectively, are assets associated with the implementation of a new production facility and equipment which had not been placed in service as of March 26, 1999 and September 25, 1998 in the amounts of $12,877 and $13,271, respectively.

Note 4 - LONG-TERM DEBT

The Company has entered into credit facilities with financial institutions and borrowed $18.7 million to finance equipment purchases. These loans are secured by the financed equipment and bear interest at an average rate of 6.4%. As of March 26, 1999 and September 25, 1998, the Company had $18.2 million and $4.0 million, respectively, outstanding under these loans.

Note 5 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. The Company periodically enters into research and development contracts with certain governmental agencies and private sector companies. These contracts generally provide for reimbursement of costs. The majority of the Company's current research and development contracts are government-sponsored programs for which the Company would not be required to refund reimbursements received, and would not have an obligation or financial risk with regards to the ultimate future economic benefit derived from the development efforts. Funding from research and development contracts is recognized as a reduction in operating expenses during the period in which the services are performed and related direct expenses are incurred, as follows:

                                         Three Months Ended                        Six Months Ended
                                  March 26, 1999      March 27, 1998       March 26, 1999      March 27, 1998
                                -------------------  ----------------    -------------------  ----------------
Research and development                  $ 3,225             $ 2,970              $ 6,283             $ 6,161
Product engineering                         2,554               1,647                4,646               3,111
                                -------------------  ----------------    -------------------  ----------------
  Total expense                             5,779               4,617               10,929               9,272
Contract funding                           (2,418)             (2,232)              (4,943)             (5,129)
                                -------------------  ----------------    -------------------  ----------------
  Research and development, net           $ 3,361             $ 2,385              $ 5,986             $ 4,143
                                ===================  ================    ===================  ================


Note 6 - IN-PROCESS R&D

In connection with the acquisition of Standish Industries, Inc. at September 26, 1997, the Company allocated $8.3 million of the purchase price to in-process research and development projects as determined by independent appraisal. Accordingly, these costs were expensed as of the acquisition date. These allocations represent the estimated fair value based on risk adjusted cash flows (assuming a 23% discount rate) related to incomplete projects. The development of these projects had not yet reached technological feasibility, and the technology has no alternative future use. The technology acquired in these acquisitions required substantial additional development by the Company. The $8.3 million relates mainly to four significant projects including the Color Enhancements project, the Low Power project, the Fast Switching project, and the Miniature Display project.

The Color Enhancement project is targeted at developing a manufacturing process to add a color mosaic, specifically vertical color strips to LCDs, resulting in a full color LCD display. At the time of acquisition, the project was approximately 60% complete. The appropriate materials had been identified, the process had been run, color filters were created, prototype LCDs were built out of the color filters, and electronics were attached to the prototype LCDs. However, none of the prototypes met the design criteria necessary to offer a color display for sale to a customer. The technological uncertainties involved the process of applying the topcoat over the color mosaic within required tolerances and manufacturing consistencies. This technology required the construction of internal color filters, planarization layers and low temperature Indium Tin Oxide deposition. Due to the recent substantial decrease in the price of full color Active Matrix displays, it became apparent that this technology is uncompetitive and unviable. The Company changed the direction of the development project toward a new technology, which utilizes external color filters which significantly reduces the process complexity and cost. Most of the original development efforts, however, are being utilized in this new technology, including the fundamental materials being used, the pattern development of the electrodes, the electronic circuit design and electronic circuit integration, and the developed knowledge of color imagery and color filters necessary to meet required performance levels. Remaining efforts include constructing color filters, constructing holographic elements for light manipulation, integrating these components into a display, constructing the electrical package, and the environmental qualification of all components. It is estimated that this project is approximately 20% complete, and will be completed by December, 2000. The expected costs to complete this project are approximately $200,000. $3.1 million of the $8.3 million in-process research and development related to this Color Enhancement project. The major assumption underlying the purchase price allocation was that revenues would reach $25 million in 2004 based upon an annual increase in revenues of approximately $4 million per year.

The Low Power project objective is to define materials and manufacturing processes to reduce the drive voltage required for graphic displays. Currently high-level multiplex graphic displays require the use of high voltage drivers, which have a higher component cost. The combination of the liquid crystal materials and cell design could result in a display that requires less voltage and therefore less power and a lower cost to drive the image. At the time of the acquisition, prototype LCDs, which require lower voltage were undergoing qualification and image retention testing. The uniqueness of this project is to find a liquid crystal which offers both a wide temperature performance and a low voltage switching characteristic. It was not known at the acquisition date which fluids, if any, would ultimately meet the required operating criteria. At the time of acquisition, it was estimated that the project was approximately 70% complete. Currently, the final liquid crystal candidate has been pre-released for production, and is waiting for final release. The project is 90% complete. The estimated cost to complete the project is approximately $50,000. Approximately $2.3 million of the $8.3 million purchase price allocation relates to the Low Power project. The major assumption associated with this allocation amount was that related revenues will increase to over $40 million by 2005.

The Fast Switching project is targeted at developing fast switching LCD shutters for "opto-electronics" usage. Standard LCDs typically contain a nematic liquid crystal, which does not respond to voltage fast enough to be used in fast switching applications. This project is attempting to decrease the response time of a nematic LCD below that of the standard LCD that is currently offered for sale, by modifying the structure of certain liquids. Several different fluids were being tested at the acquisition date for use in developing various applications. This project contains several technologies including Fast Twisted Nematic, Electrically Controlled Birefringence (ECB), and a Field Sequential Color Active Matrix EL. These technologies have been completed and constructed in manufacturing and are being sold to customers. Approximately $1.3 million of the $8.3 million purchase price allocation related to this Fast Switching project. The major assumption associated with this allocation amount was that revenues would increase to $26 million in 2004. The impact on operations from this project has been immaterial to date.

The Miniature Display Project is a co-development activity with an outside company to create a commercially viable "miniature display" system. The system will use optics to create a large "virtual" display by projecting the image generated by a miniature AMLCD into the user's eye. Standish Industries' contribution was to develop a Liquid Crystal on Silicon (LCOS) display and the process by which silicon can be fabricated into an LCD. Changing the fabrication material of an LCD from all glass to both silicon and glass presents particular challenges in the processing phase. At the time of purchase, prototype LCOS displays had been produced, however, none of the prototypes met the criteria necessary to offer the system for sale to a customer. The project was completed December 31, 1998. Approximately $1 million of the $8.3 million purchase price allocation related to this project. The major assumption underlying this allocation was that related revenues would reach $15 million in 2005, based upon annual revenue increases of approximately $3 million per year. On October 5, 1998 the Company signed a value-added distribution partnership agreement with a third party to provide full-color, high resolution, and full-motion micro display solutions for select military, industrial, and commercial markets. The Company will market, distribute, sell and support the third party's proprietary microdisplay technology, and may also choose to manufacture the Dynamic Nematic Liquid Crystal on Silicon (DNLCOS) based products for its customers' critical needs. The impact of this project on operations has been immaterial to date.

Note 7 - INCOME TAXES

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

Note 8 - NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 215,000 and 275,000 for the quarters ended March 26, 1999 and March 27, 1998, respectively, were used in the calculations of diluted earnings per share. Incremental shares of 218,000 and 266,000 for the six month periods ended March 26, 1999 and March 27, 1998, respectively, were used in the calculations of diluted earnings per share.

Note 9 - COMPREHENSIVE INCOME

The comprehensive loss was $1.5 million for the quarter ended March 26, 1999 and the comprehensive income was $1.7 million for the same quarter last fiscal year. The comprehensive loss for the six month period ended March 26, 1999 was $0.6 million, compared to comprehensive income for the six month period ended March 27, 1998 of $3.1 million.

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

RESULTS OF OPERATIONS

Sales

The Company's sales decreased by 8.9% to $29,239,000 in the fiscal quarter ended March 26, 1999 from $32,102,000 in the same quarter last fiscal year. The decrease in sales was principally due to a slowdown across all of the Company's component markets in both Europe and North America as customers pushed out shipment dates and reduced orders due to weak end-product sales. International sales, principally sales to Europe, decreased by 7.3% due to the decreased sales of existing product lines in the Company's European target markets. For this fiscal quarter, international sales were 21.5% of total sales compared to 21.1% in the same period last fiscal year.

For the first six months of 1999, the Company's sales decreased by 6.1% to
$59,718,000 from $63,576,000 in the same period last fiscal year.   For this
period, international sales were 20.8% of total sales as compared to 21.1% in the same period last fiscal year.

Gross Profit

The Company's gross profit as a percentage of sales decreased to 28.9% in this fiscal quarter from 32.5% in the same quarter last fiscal year and for the six month period decreased to 29.7% from 30.8% in the same period last fiscal year. These decreases are largely attributable to increased inventory reserves for the end-user products.

Operating Expenses

The Company's operating expenses increased by 11.3% this fiscal quarter compared to the same quarter last fiscal year and increased 14.5% for the six months ended March 26, 1999 over the same period last fiscal year. The increase was primarily in two areas: 1) research and development, reflecting additional expenses related to the development of new technologies and product engineering, and 2) sales and marketing, reflecting additional marketing resources. Overall, operating expenses as a percentage of sales increased to 28.3% in this fiscal quarter compared to 23.2% in the same quarter last fiscal year, and increased to 27.1% for the six-month period as compared to 22.2% for the same period last fiscal year.

Non-Operating Income and Expense

Net interest income and expense for the three months and six months ended March 26, 1999 versus the same periods last fiscal year declined due to the increase in debt associated with a new production facility and equipment, and the discontinuance of capitalizing related interest expense.

The Company experienced a net gain from foreign currency transactions of $1,173,000 during the second quarter of fiscal 1999 compared to a net gain of $274,000 during the second quarter of fiscal 1998 and a gain of $1,166,000 for the six months ended March 26, 1999 compared to a gain of $493,000 for the same period last fiscal year. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income.

From September 25, 1998 to March 26, 1999, on average, the U.S. dollar strengthened 4% against the Finnish Markka. This strengthening of the U.S. dollar resulted in lower reported revenues and operating expenses due to the translation of the Finnish Markka to U.S. dollars for consolidated financial reporting.

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

Provision for Income Taxes

The effective income tax rate for the quarter ended March 26, 1999 was 27.9% versus 25.6% in the same quarter in the prior year. For the six months ended March 26, 1999, the effective income tax rate was 27.9% versus 25.5% in the same period last fiscal year. This increase is due to the relative profitability of the U.S. and foreign taxable entities.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended March 26, 1999, the Company generated $3.2 million in cash from operating activities compared to $4,000 in the same period last fiscal year.

For the six-month period ended March 26, 1999, additions to plant and equipment were $2.0 million compared to $1.4 million for the same period last fiscal year. The principal acquisitions during the first six months of fiscal 1999 were related to the purchase of equipment for the military flat panel display operations and equipment for the manufacturing operations located in Finland. The principal acquisitions during the same period last fiscal year were related to upgrading the EL production facility and equipment in North America.

Included in other assets of $14.3 million as of March 26, 1999 and September 25, 1998, are assets associated with the implementation of a new production facility and equipment which had not been placed in service as of March 26, 1999 and September 25, 1998, in the amount of $12.9 million and $13.3 million, respectively.

At March 26, 1999, the Company had a bank line of credit agreement with a borrowing capacity of $10 million and credit facilities for financing equipment of $18.2 million. A similar bank line of credit was in place as of September 25, 1998. As of March 26, 1999 and September 25, 1998, borrowings of $0 and $10 million, respectively, were outstanding under the credit line. Under the equipment credit facilities, $18.2 million was outstanding at March 26, 1999 and $4 million at September 25, 1998.

The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company's working capital requirements for the foreseeable future.

On April 23, 1997, the Company announced its intention to repurchase up to 400,000 shares of the Company's currently outstanding common stock from time to time over the next twelve months in open market and negotiated transactions. On May 13, 1998, the Company announced that it intends to repurchase up to an additional $5 million of the Company's currently outstanding common stock from time to time over the next twelve months in open market and negotiated transactions. During the six months ended March 26, 1999, the Company repurchased approximately 295,000 shares of its own common stock for $2,768,000. At March 26, 1999, there still remained approximately $600,000 of common stock that had not yet been repurchased.

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

The Company currently estimates that the cost of its Year 2000 assessment, remediation and testing efforts as well as current anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $500,000. The expenditures will be funded from operating cash flows. This estimate is subject to change as additional information is obtained in connection with the Company's assessment of the Year 2000 issue. As of March 26, 1999, the Company had incurred costs of approximately $280,000 related to its Year 2000 assessment, remediation, and testing efforts. In addition, the Company expects to incur approximately $1 million (which will be capitalized and amortized over the expected useful life) associated with the implementation of the new ERP system in its Finland facility, which will also be funded from operating cash flows and existing cash balances.

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

                          PART II.  OTHER INFORMATION

Item 2. Changes in Securities

(c) During the second fiscal quarter of 1999, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 4,038 shares of Common Stock were issued at exercise prices ranging from $2.25 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

Item 4. Submission of Matters to a Vote of Shareholders

The Company's 1999 Annual Meeting of Shareholders was held on February 4, 1999, at which the following actions were taken by a vote of the shareholders:

1. The following persons were elected to the Board of Directors by the votes and for the terms indicated below:

     Director                 For        Authority Withheld      Term Ending
     --------                 ---        ------------------      -----------
     E. Kay Stepp          9,645,254            23,355               2000
     Gregory H. Turnbull   9,594,024            74,585               2002
     Steven E. Wynne       9,648,389            20,220               2002


2. By a vote of 9,572,619 to 67,270 (with 28,720 abstentions), the Company's selection of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending September 24, 1999 was ratified.

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

The Company's military product sales are significantly based on CRT technology. Military avionics contractors are increasingly focused on incorporating displays, primarily AMLCDs, into cockpit applications that have traditionally used CRTs. The Company's ability to transition the military product line to flat panel displays over the next few years will be important to the long term success of Planar's military avionics business. The Company currently has an agreement with dpiX (a Xerox company) to jointly develop, manufacture and market AMLCDs into military applications. The Company is pursuing joining a consortium that is negotiating an acquisition of dpiX. However, there can be no assurance that this business arrangement will be successful.

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

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits: 27.1   Financial Data Schedule
        (b)  Reports on 8-K:  The Company filed a report on Form 8-K on April
                              21, 1999, in which it was reported that Jim Hurd
                              (CEO) will take a medical leave of absence.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PLANAR SYSTEMS, INC.
                                   (Registrant)



DATE: May 10, 1999                 /s/ Jack Raiton
                                   ---------------
                                   Jack Raiton
                                   Vice President and
                                   Chief Financial Officer