Form 10-Q
period 1999-06-25
PLANAR SYSTEMS INC
filed 1999-08-09
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


--------------------------------------------------------------------------------


Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended June 25, 1999          Commission File No.  0-23018


--------------------------------------------------------------------------------


PLANAR SYSTEMS, INC.
(exact name of registrant as specified in its charter)

Oregon                                       93-0835396
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

1400 NW Compton Dr., Beaverton, Oregon       97006
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


            Number of common stock outstanding as of July 27, 1999
                   10,525,301 shares, no par value per share

PLANAR SYSTEMS, INC.

                                     INDEX

                                                                                                    Page

Part I. Financial Information

Item 1.  Financial Statements

Consolidated Statements of Operations for the Three Months Ended
June 25, 1999 and June 26, 1998                                                                     3

Consolidated Statements of Operations for the Nine Months Ended
June 25, 1999 and June 26, 1998                                                                     4

Consolidated Balance Sheets at June 25, 1999 and September 25, 1998                                 5

Consolidated Statements of Cash Flows for the Nine Months Ended
June 25, 1999 and June 26, 1998                                                                     6

Notes to Consolidated Financial Statements                                                          7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of  Operations                                                                          11

Part II. Other Information

Item 2. Changes in securities                                                                       16
Item 5. Other information                                                                           16
Item 6. Exhibits and Reports on Form 8-K                                                            18

Signatures                                                                                          19

                         Part 1. FINANCIAL INFORMATION


Item 1. Financial Statements

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                            June 25, 1999             June 26, 1998
                                                                      -----------------------    --------------------
Sales                                                                                 $30,426                 $32,411
Cost of sales                                                                          22,236                  22,044
                                                                      -----------------------    --------------------
Gross profit                                                                            8,190                  10,367
                                                                      -----------------------    --------------------

Operating expenses:
  Research and development, net                                                         3,747                   2,140
  Sales and marketing                                                                   2,846                   2,744
  General and administrative                                                            2,202                   2,013
  Amortization of goodwill and excess fair market value of
    acquired net assets over purchase price                                                47                      46
                                                                      -----------------------    --------------------
      Total operating expenses                                                          8,842                   6,943
                                                                      -----------------------    --------------------
Income (loss) from operations                                                            (652)                  3,424
                                                                      -----------------------    --------------------

Non-operating income (expense):
  Interest, net                                                                           (56)                    256
  Foreign exchange, net                                                                   803                    (144)
                                                                      -----------------------    --------------------
      Total non-operating income                                                          747                     112
                                                                      -----------------------    --------------------

Income before income taxes                                                                 95                   3,536
Provision for income taxes                                                                 27                     900
                                                                      -----------------------    --------------------
Net income                                                                            $    68                 $ 2,636
                                                                      =======================    ====================


Basic net income per share                                                              $0.01                   $0.24

Average shares outstanding - basic                                                     10,547                  10,855

Diluted net income per share                                                            $0.01                   $0.24

Average shares outstanding - diluted                                                   10,779                  11,130

See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                             June 25, 1999            June 26, 1998
                                                                       ----------------------     --------------------
Sales                                                                                 $90,141                  $95,987
Cost of sales                                                                          64,233                   66,062
                                                                       ----------------------     --------------------
Gross profit                                                                           25,908                   29,925
                                                                       ----------------------     --------------------

Operating expenses:
  Research and development, net                                                         9,731                    6,283
  Sales and marketing                                                                   8,536                    8,002
  General and administrative                                                            6,588                    6,624
  Amortization of goodwill and excess fair market value of
    acquired net assets over purchase price                                               139                      138
                                                                       ----------------------     --------------------
      Total operating expenses                                                         24,994                   21,047
                                                                       ----------------------     --------------------

Income from operations                                                                    914                    8,878
                                                                       ----------------------     --------------------

Non-operating income (expense):
  Interest, net                                                                          (158)                     593
  Foreign exchange, net                                                                 1,969                      349
                                                                       ----------------------     --------------------
      Total non-operating income                                                        1,811                      942
                                                                       ----------------------     --------------------

Income before income taxes                                                              2,725                    9,820
Provision for income taxes                                                                762                    2,502
                                                                       ----------------------     --------------------
Net income                                                                            $ 1,963                  $ 7,318
                                                                       ======================     ====================


Basic net income per share                                                              $0.18                    $0.68

Average shares outstanding - basic                                                     10,678                   10,828

Diluted net income per share                                                            $0.18                    $0.66

Average shares outstanding - diluted                                                   10,904                   11,097

See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                          Consolidated Balance Sheets
                                (In thousands)

                         ASSETS
                                                                                June 25,               September 25,
                                                                                  1999                     1998
                                                                        ----------------------    --------------------
                                                                              (unaudited)
Current assets:
  Cash and cash equivalents                                                           $ 24,758                $ 23,426
  Short-term investments                                                                   791                       -
  Accounts receivable, net                                                              20,576                  22,762
  Inventories                                                                           25,998                  25,744
  Other current assets                                                                   9,597                  10,313
                                                                        ----------------------    --------------------
      Total current assets                                                              81,720                  82,245

  Property, plant and equipment, net                                                    15,481                  16,689
  Long-term investments                                                                    300                     200
  Goodwill                                                                               4,730                   5,222
  Other                                                                                 14,780                  14,273
                                                                        ----------------------    --------------------
                                                                                      $117,011                $118,629
                                                                        ======================    ====================

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit                                                                      $      -                $ 10,000
  Accounts payable                                                                       9,054                   9,288
  Accrued compensation                                                                   3,041                   4,039
  Current portion of long-term debt                                                      1,749                   1,505
  Deferred revenue                                                                       2,275                   1,180
  Other current liabilities                                                              3,776                   4,237
  Current portion of excess fair market value of acquired net
    assets over purchase price                                                             476                     476
                                                                        ----------------------    --------------------
      Total current liabilities                                                         20,371                  30,725

Long-term debt, net of current portion                                                  16,054                   2,516
Deferred taxes                                                                             442                     915
Other long-term liabilities                                                                423                     499
Long-term portion of excess fair market value of acquired net
  assets over purchase price                                                               239                     596
                                                                        ----------------------    --------------------
      Total liabilities                                                                 37,529                  35,251
                                                                        ----------------------    --------------------

Shareholders' equity:
  Common stock                                                                          75,080                  74,385
  Retained earnings                                                                     13,091                  14,216
  Foreign currency translation adjustment                                               (8,689)                 (5,223)
                                                                        ----------------------    --------------------
      Total shareholders' equity                                                        79,482                  83,378
                                                                        ----------------------    --------------------
                                                                                      $117,011                $118,629
                                                                        ======================    ====================

See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                                   Nine Months Ended
                                                                                         June 25, 1999            June 26, 1998
                                                                                   ----------------------      --------------------
Cash flows from operating activities:
Net income                                                                                       $  1,963                   $ 7,318
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                                                     3,204                     2,943
  Amortization of excess market value of acquired net
    assets over purchase price                                                                       (353)                     (354)
  Goodwill amortization                                                                               492                       492
  Loss on sale of equipment                                                                             4                        29
  Change in deferred taxes                                                                            250                       (34)
  Foreign exchange gain                                                                            (1,969)                     (349)
  (Increase) decrease in accounts receivable                                                        1,745                    (1,090)
  Increase in inventories                                                                            (793)                   (5,574)
  Increase in other current assets                                                                 (2,073)                   (3,821)
  Increase (decrease) in accounts payable                                                            (165)                    3,461
  Decrease in accrued compensation                                                                   (883)                   (1,203)
  Increase in deferred revenue                                                                      1,321                       362
  Increase (decrease) in other current liabilities                                                    181                      (836)
                                                                                   ----------------------      --------------------
Net cash provided by operating activities                                                           2,924                     1,344
                                                                                   ----------------------      --------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                                        (2,487)                   (3,022)
  Increase in other long-term assets                                                                 (576)                   (7,924)
  Decrease in other long-term liabilities                                                            (252)                     (175)
  Net sales (purchases) of short-term investments                                                    (791)                    8,170
  Net sales (purchases) of long-term investments                                                     (100)                    2,275
                                                                                   ----------------------      --------------------
Net cash used in investing activities                                                              (4,206)                     (676)
                                                                                   ----------------------      --------------------

Cash flows from financing activities:
  Net proceeds (payments) of long-term debt                                                        13,782                    (4,159)
  Net proceeds (payments) of short-term debt                                                      (10,000)                    8,870
  Net proceeds under long-term accounts receivable                                                     91                     1,203
  Stock repurchase                                                                                 (3,088)                   (3,961)
  Net proceeds from issuance of capital stock                                                         695                       539
                                                                                   ----------------------      --------------------
Net cash provided by financing activities                                                           1,480                     2,492
                                                                                   ----------------------      --------------------

Effect of exchange rate changes                                                                     1,134                      (122)
                                                                                   ----------------------      --------------------

Net increase in cash and cash equivalents                                                           1,332                     3,038

Cash and cash equivalents at beginning of period                                                   23,426                    21,777
                                                                                   ----------------------      --------------------

Cash and cash equivalents at end of period                                                       $ 24,758                   $24,815
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

Note 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:


                                                      June 25, 1999                  September 25, 1998
                                             -----------------------------      --------------------------
                                                       (Unaudited)
Raw materials                                                      $15,963                         $15,892
Work in process                                                      4,862                           3,798
Finished goods                                                       5,173                           6,054
                                             -----------------------------      --------------------------
                                                                   $25,998                         $25,744
                                             =============================      ==========================

Inventory reserves for estimated inventory obsolescence were $3,150 and $1,717 as of June 25, 1999 and September 25, 1998, respectively. Included in cost of sales are $588 and $2,088 of charges related to inventory obsolescence reserves for the three and nine month periods ended June 25, 1999, respectively.

Note 3 - OTHER ASSETS

Included in other assets of $14,780 and $14,273 as of June 25, 1999 and September 25, 1998, respectively, are assets associated with the implementation of a new production facility and equipment which had not been placed in service as of June 25, 1999 and September 25, 1998 in the amounts of $13,231 and $13,271, respectively.

Note 4 - LONG-TERM DEBT

On July 29, 1999, the Company entered into an additional line of credit agreement which allows the Company to borrow up to $10 million. The line bears interest at prime rate plus 1% as determined by the bank. The agreement expires July 29, 2000. With this agreement the Company has available $20 million in borrowings under two separate line of credit agreements. No borrowings were outstanding under these agreements as of June 25, 1999.

The Company has entered into credit facilities with financial institutions to finance equipment purchases. These loans are secured by the financed equipment and bear interest at an average rate of 6.4%. As of June 25, 1999 and September 25, 1998, the Company had $17.8 million and $4.0 million, respectively, outstanding under these loans.

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

                                                    Three Months Ended                             Six Months Ended
                                          June 25, 1999         June 26, 1998         June 25, 1999         June 26, 1998
                                       -------------------   -------------------   -------------------   -------------------
Research and development                     $ 3,530               $ 3,601                $ 9,811              $ 9,762
Product engineering                            2,825                 1,734                  7,471                4,845
                                       -------------------   -------------------   -------------------   -------------------
  Total expense                                6,355                 5,335                 17,282               14,607
Contract funding                              (2,608)               (3,195)                (7,551)              (8,324)
                                       -------------------   -------------------   -------------------   -------------------
  Research and development, net              $ 3,747               $ 2,140                $ 9,731              $ 6,283
                                       ===================   ===================   ===================   ===================


Note 6 - IN-PROCESS R&D

In connection with the acquisition of Standish Industries, Inc. at September 26, 1997, the Company allocated $8.3 million of the purchase price to in-process research and development projects as determined by independent appraisal. Accordingly, these costs were expensed as of the acquisition date. These allocations represent the estimated fair value based on risk adjusted cash flows (assuming a 23% discount rate) related to incomplete projects. The development of these projects had not yet reached technological feasibility, and the technology had no alternative future use. The technology acquired in these acquisitions required substantial additional development by the Company. The $8.3 million relates mainly to four significant projects including the Color Enhancements project, the Low Power project, the Fast Switching project, and the Miniature Display project.

The Color Enhancement project is targeted at developing a manufacturing process to add a color mosaic, specifically vertical color strips to LCDs, resulting in a full color LCD display. At the time of acquisition, the project was approximately 60% complete. The appropriate materials had been identified, the process had been run, color filters were created, prototype LCDs were built out of the color filters, and electronics were attached to the prototype LCDs. However, none of the prototypes met the design criteria necessary to offer a color display for sale to a customer. The technological uncertainties involved the process of applying the topcoat over the color mosaic within required tolerances and manufacturing consistencies. This technology required the construction of internal color filters, planarization layers and low temperature Indium Tin Oxide deposition. Due to the recent substantial decrease in the price of full color Active Matrix displays, it became apparent that this technology is uncompetitive and unviable. The Company changed the direction of the development project toward a new technology, which utilizes external color filters which significantly reduces the process complexity and cost. Most of the original development efforts, however, are being utilized in this new technology, including the fundamental materials being used, the pattern development of the electrodes, the electronic circuit design and electronic circuit integration, and the developed knowledge of color imagery and color filters necessary to meet required performance levels. Remaining efforts include constructing color filters, constructing holographic elements for light manipulation, integrating these components into a display, constructing the electrical package, and the environmental qualification of all components. It is estimated that this project is approximately 26% complete, and will be completed by December 2000. The expected costs to complete this project are approximately $185,000. $3.1 million of the $8.3 million in-process research and development related to this Color Enhancement project. The major assumption underlying the purchase price allocation was that revenues would reach $25 million in 2004 based upon an annual increase in revenues of approximately $4 million per year.

The Low Power project objective is to define materials and manufacturing processes to reduce the drive voltage required for graphic displays. Currently high-level multiplex graphic displays require the use of high voltage drivers, which have a higher component cost. The combination of the liquid crystal materials and cell design could result in a display that requires less voltage and therefore less power and a lower cost to drive the image. At the time of the acquisition, prototype LCDs, which require lower voltage were undergoing qualification and image retention testing. The uniqueness of this project is to find a liquid crystal, which offers both a wide temperature performance and a low voltage switching characteristic. It was not known at the acquisition date which fluids, if any, would ultimately meet the required operating criteria. At the time of acquisition, it was estimated that the project was approximately 70% complete. Currently, the final liquid crystal candidate has been pre-released for production, and is waiting for final release. The project is 91% complete. The estimated cost to complete the project is approximately $48,000. Approximately $2.3 million of the $8.3 million purchase price allocation relates to the Low Power project. The major assumption associated with this allocation amount was that related revenues will increase to over $40 million by 2005.

The Fast Switching project is targeted at developing fast switching LCD shutters for "opto-electronics" usage. Standard LCDs typically contain a nematic liquid crystal, which does not respond to voltage fast enough to be used in fast switching applications. This project is attempting to decrease the response time of a nematic LCD below that of the standard LCD that is currently offered for sale, by modifying the structure of certain liquids. Several different fluids were being tested at the acquisition date for use in developing various applications. This project contains several technologies including Fast Twisted Nematic, Electrically Controlled Birefringence (ECB), and a Field Sequential Color Active Matrix EL. These technologies have been completed and constructed in manufacturing and are being sold to customers. Approximately $1.3 million of the $8.3 million purchase price allocation related to this Fast Switching project. The major assumption associated with this allocation amount was that revenues would increase to $26 million in 2004. The impact on operations from this project has not been material to date.

The Miniature Display Project is a co-development activity with an outside company to create a commercially viable "miniature display" system. The system will use optics to create a large "virtual" display by projecting the image generated by a miniature AMLCD into the user's eye. Standish Industries' contribution was to develop a Liquid Crystal on Silicon (LCOS) display and the process by which silicon can be fabricated into an LCD. Changing the fabrication material of an LCD from all glass to both silicon and glass presents particular challenges in the processing phase. At the time of purchase, prototype LCOS displays had been produced, however, none of the prototypes met the criteria necessary to offer the system for sale to a customer. The project was completed December 31, 1998. Approximately $1 million of the $8.3 million purchase price allocation related to this project. The major assumption underlying this allocation was that related revenues would reach $15 million in 2005, based upon annual revenue increases of approximately $3 million per year. On October 5, 1998 the Company signed a value-added distribution partnership agreement with a third party to provide full-color, high resolution, and full-motion micro display solutions for select military, industrial, and commercial markets. The Company will market, distribute, sell and support the third party's proprietary microdisplay technology, and may also choose to manufacture the Dynamic Nematic Liquid Crystal on Silicon (DNLCOS) based products for its customers' critical needs. The impact of this project on operations has not been material to date.

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

Note 8 - NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 232,000 and 275,000 for the quarters ended June 25, 1999 and June 26, 1998, respectively, were used in the calculations of diluted earnings per share. Incremental shares of 226,000 and 269,000 for the nine month periods ended June 25, 1999 and June 26, 1998, respectively, were used in the calculations of diluted earnings per share.

Note 9 - COMPREHENSIVE INCOME

The comprehensive loss was $0.9 million for the quarter ended June 25, 1999 and the comprehensive income was $2.8 million for the same quarter last fiscal year. The comprehensive loss for the nine-month period ended June 25, 1999 was $1.5 million, compared to comprehensive income for the nine-month period ended June 26, 1998 of $6.0 million.

Note 10 - SUBSEQUENT EVENT

On July 6, 1999, the Company acquired a 20% interest in dpiX Holding Company LLC. dpiX Holding Company LLC owns 80.1% of dpiX LLC. The Company paid $5 million in cash for its interest in dpiX Holding Company LLC. dpiX LLC manufactures and sells amorphous silicon thin-film transistor arrays for use in x-ray digital detectors and liquid crystal displays. The investment will be accounted for under the equity method of accounting.

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

RESULTS OF OPERATIONS

Sales

The Company's sales decreased by 6.1% to $30.4 million in the fiscal quarter ended June 25, 1999 from $32.4 million in the same quarter last fiscal year. The decrease in sales was principally due to a slowdown across all of the Company's component markets in both Europe and North America as customers pushed out shipment dates and reduced orders due to weak end-product sales. International sales decreased by 15.6% as compared to the same quarter in the prior year due to the decreased sales of existing product lines in the Company's foreign target markets. For this fiscal quarter, international sales were 19.2% of total sales compared to 21.4% in the same period last fiscal year.

For the first nine months of 1999, the Company's sales decreased by 6.1% to $90.1 million from $96.0 million in the same period last fiscal year primarily due to the same factors as described in the preceding paragraph. International sales decreased by 10.3% as compared to the same period in the prior year. For this period, international sales were 20.2% of total sales as compared to 21.2% in the same period last fiscal year.

Gross Profit

The Company's gross profit as a percentage of sales decreased to 26.9% in this fiscal quarter from 32.0% in the same quarter last fiscal year and for the nine month period decreased to 28.7% from 31.2% in the same period last fiscal year. These decreases were largely attributable to increased inventory reserves for the end-user products and start-up manufacturing issues associated with the military avionics AMLCD products.

Operating Expenses

The Company's operating expenses increased by 27.4% this fiscal quarter compared to the same quarter last fiscal year and increased 18.8% for the nine months ended June 25, 1999 over the same period last fiscal year. The increase was primarily in two areas: 1) research and development, reflecting additional expenses related to the development of new technologies and product engineering primarily in the development of color AMLCD products in the commercial and military avionics businesses, and 2) sales and marketing, reflecting additional marketing resources. Overall, operating expenses as a percentage of sales increased to 29.1% in this fiscal quarter compared to 21.4% in the same quarter last fiscal year, and increased to 27.7% for the nine month period as compared to 21.9% for the same period last fiscal year.

Non-Operating Income and Expense

Net interest income and expense for the three months and nine months ended June 25, 1999 versus the same periods last fiscal year declined due to the increase in debt associated with a new production facility and equipment, and the discontinuance of capitalizing related interest expense.

The Company experienced a net gain from foreign currency transactions of $803,000 during the third quarter of fiscal 1999 compared to a net loss of $144,000 during the third quarter of fiscal 1998 and a gain of $2.0 million for the nine months ended June 25, 1999 compared to a gain of $349,000 for the same period last fiscal year. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income.

From September 25, 1998 to June 25, 1999, the U.S. dollar strengthened 11.6% against the Finnish Markka. This strengthening of the U.S. dollar resulted in lower reported revenues and operating expenses due to the translation of the Finnish Markka to U.S. dollars for consolidated financial reporting.

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

Provision for Income Taxes

The effective income tax rate for the quarter ended June 25,1999 was 28.4% versus 25.5% in the same quarter in the prior year. For the nine months ended June 25, 1999, the effective income tax rate was 28.0% versus 25.5% in the same period last fiscal year. This increase is due to the relative profitability of the U.S. and foreign taxable entities.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended June 25, 1999, the Company generated $2.9 million in cash from operating activities compared to $1.3 million in the same period last fiscal year.

For the nine month period ended June 25, 1999, additions to plant and equipment were $2.5 million compared to $3.0 million for the same period last fiscal year. The principal acquisitions during the first nine months of fiscal 1999 were related to the purchase of equipment for LCD operations, military flat panel display operations and Finland EL operations. The principal acquisitions during the same period last fiscal year were related to upgrading the EL production facility and equipment in North America.

Included in other assets of $14.8 million as of June 25, 1999 and $14.3 million as of September 25, 1998, are assets associated with the implementation of a new production facility and equipment which had not been placed in service as of June 25, 1999 and September 25, 1998, in the amount of $13.2 million and $13.3 million, respectively.

At June 25, 1999, the Company had a bank line of credit agreement with a borrowing capacity of $10.0 million and credit facilities for financing equipment of $17.8 million. A similar bank line of credit was in place as of September 25, 1998. As of June 25, 1999 and September 25, 1998, borrowings of $0 and $10.0 million, respectively, were outstanding under the credit line. Under the equipment credit facilities, $17.8 million was outstanding at June 25, 1999 and $4.0 million at September 25, 1998.

On July 29, 1999, the Company entered into an additional line of credit agreement which allows the Company to borrow up to $10 million. The line bears interest at prime rate plus 1% as determined by the bank. The agreement expires July 29, 2000. With this agreement the Company has available $20 million in borrowings under two separate line of credit agreements.

The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company's working capital requirements for the foreseeable future.

On May 13, 1998, the Company announced that it intends to repurchase up to an additional $5 million of the Company's currently outstanding common stock from time to time over the next twelve months in open market and negotiated transactions. During the nine months ended June 25, 1999, the Company repurchased approximately 335,000 shares of its own common stock for $3.1 million. At June 25, 1999, there still remained approximately $287,000 of common stock that had not yet been repurchased.

On July 6, 1999, the Company acquired a 20% interest in dpiX Holding Company LLC. dpiX Holding Company LLC owns 80.1% of dpiX LLC. The Company paid $5 million in cash for its interest in dpiX Holding Company LLC. dpiX LLC manufactures and sells amorphous silicon thin-film transistor arrays for use in x-ray digital detectors and liquid crystal displays. The investment will be accounted under the equity method of accounting. The Company expects dpiX LLC to lose approximately $5 million in the fourth quarter of 1999. Using a disproportionate allocation of profit and losses, which is part of the agreement, the Company expects to write-off its entire investment in the fourth quarter.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio, and short-term and long-term debt obligations. The Company mitigates its risk by diversifying its investments among high credit quality securities in accordance with the Company's investment policy.

The Company believes that its net income or cash flow exposure relating to rate changes for short-term and long-term debt obligations is not material. The Company primarily enters into debt obligations to support capital expenditures and working capital needs. The Company does not hedge any interest rate exposures.

Interest expense is affected by the general level of U.S. interest rates and/or LIBOR. Increases in interest expense resulting from an increase in interest rates would be offset by a corresponding increase in interest earned on the Company's investments.

The Finnish Markka is the functional currency of the Company's subsidiary in Finland. The Company does not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The Company does maintain cash balances denominated in currencies other than the U.S. dollar. If foreign exchange rates were to weaken against the U.S. dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

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

Based upon its assessment efforts to date, the Company believes that certain of the computer systems and software it currently uses will require replacement or modification. Specifically, the Company has determined that certain of its personal computer software will require replacement and that software upgrades will be required with respect to certain of its financial management information systems. Excluding the Company's Finland facility, all of the Company's financial and information systems are believed to be Year 2000 compliant as of June 25, 1999. The Finland location is implementing a new, Year 2000 compliant Enterprise Resource Planning (ERP) system, which is expected to be fully operational by October 1999. The Company has completed the process of inventorying and assessing its primary manufacturing and other non-IT systems. To date, no significant issues have been identified with the Company's manufacturing and other non-IT systems, and the Company expects to resolve any compliance issues with these systems by September 1999.

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

The Company currently estimates that the cost of its Year 2000 assessment, remediation and testing efforts as well as current anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $500,000. The expenditures will be funded from operating cash flows. This estimate is subject to change as additional information is obtained in connection with the Company's assessment of the Year 2000 issue. As of June 25, 1999, the Company had incurred costs of approximately $315,000 related to its Year 2000 assessment, remediation, and testing efforts. In addition, the Company expects to incur approximately $1 million (which will be capitalized and amortized over the expected useful life) associated with the implementation of the new ERP system in its Finland facility, which will also be funded from operating cash flows and existing cash balances.

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

INTRODUCTION OF THE EURO

The Company has established a team to address the issues raised by the introduction of the Single European Currency (Euro) for initial implementation as of January 1, 1999 and during the transition period through January 1, 2002. The Company expects that its internal systems that will be affected by the initial introduction of the Euro will be Euro capable by January 1, 2000, and does not expect the costs of system modifications to be material. The Company does not presently expect that introduction and use of the Euro will result in any material increase in costs to the Company. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operation.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed below and elsewhere in this Report and from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, general industry and market conditions and growth rates, and general domestic and international economic conditions could affect such statements. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

                          Part II.  OTHER INFORMATION

Item 2.   Changes in Securities

(c) During the third fiscal quarter of 1999, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 7,001 shares of Common Stock was issued at exercise prices ranging from $2.25 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

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

A significant portion of the Company's flat panel products relies on EL technology, which currently constitutes only a small portion of the information display market. Through the acquisition of Standish Industries, Inc., in September 1997, the Company diversified its display products and expanded its addressable market significantly to include flat panel passive liquid crystal display applications. The Company's future success will depend in part upon increased market acceptance of existing EL and passive LCD technologies, and other future technological developments. In that regard, the Company's competitors are investing substantial resources in the development and manufacture of displays using a number of alternative technologies. In the event these efforts result in the development of products that offer significant advantages over the Company's products, and the Company is unable to improve its technology or develop or acquire an alternative technology that is more competitive, the Company's business and results of operations will be adversely affected.

The Company's military product sales are significantly based on CRT technology. Military avionics contractors are increasingly focused on incorporating displays, primarily AMLCDs, into cockpit applications that have traditionally used CRTs. The Company's ability to transition the military product line to flat panel displays over the next few years will be important to the long-term success of Planar's military avionics business. The Company currently has an agreement with dpiX to jointly develop, manufacture and market AMLCDs into military applications.

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

Declining Military Expenditures

The Company's sales associated with military applications have been increasing. However, military capital expenditure levels have been declining for several years and depend largely on factors outside of the Company's control. Although the Company believes that recent, new military contracts will result in increased sales in the future, no assurance can be given that these military contracts will result in the levels of sales anticipated. In addition, as a result of the reduction in military CRT sales, several key CRT suppliers have threatened to halt production of critical components. Although the Company believes it has reached agreement with each of its critical vendors, no assurance can be given that critical material supply will be available when needed.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:            2.1  Agreement and Plan of Merger dated as
                                         of May 13, 1999 by and among dpiX,
                                         Inc., Xerox Corporation and New dpiX
                                         LLC (incorporated by reference to the
                                         Company's Current Report on Form 8-K
                                         filed on July 20, 1999).

                                   10.1  Credit Agreement between Planar
                                         Systems, Inc. and Norwest Bank
                                         Wisconsin, National Association dated
                                         July 29, 1999
                                   10.2  Employment Agreement between Planar
                                         Systems, Inc. and James M. Hurd dated
                                         as of April 30, 1999
                                   10.3  Planar Systems, Inc. Nonqualified
                                         Stock Option Agreement dated as of
                                         May 13, 1999
                                   27.1  Financial Data Schedule

          (b)  Reports on 8-K:     The Company filed a report on Form 8-K on
                                   April 21, 1999 in which it was reported that Jim Hurd (CEO) will take a medical leave of absence.

                                   The Company filed a report on Form 8-K on July 20, 1999 in which it was reported that the Company acquired a 20% interest in dpiX Holding Company LLC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PLANAR SYSTEMS, INC.
                                        (Registrant)



DATE: August 9, 1999                    /s/ Jack Raiton
                                        --------------------
                                        Jack Raiton
                                        Vice President and
                                        Chief Financial Officer