Form 10-K
period 1999-09-24
PLANAR SYSTEMS INC
filed 1999-12-23
CIK 722392

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 1999    Commission File No 0-23018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K (_)

                                                        As of December 17, 1999
Aggregate market value of the voting stock held by
non-affiliates of the Registrant based upon the
closing bid price of such stock:                                 $78,406,000

Number of shares of Common Stock outstanding                      10,541,271

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on February 3, 2000, are incorporated by reference into Part III of this report.

===========================================================================

Part I
------

Item 1.
                                   BUSINESS



Planar Systems, Inc. (Planar) is a leading provider of high performance electronic information displays, display sub-systems, and complete display systems. The Company markets products based on a variety of display technologies including active matrix liquid crystal displays (AMLCDs), passive matrix liquid crystal displays (PMLCDs), electroluminescent (EL) flat panel displays, active matrix electroluminescent (AMEL) and other microdisplays, and specialized cathode ray tubes (CRTs). These products are currently used in a wide variety of applications in Planar's core medical, transportation, and industrial markets.

Planar has proprietary technology and manufacturing expertise in its EL, AMEL, PMLCD, and CRT products. The Company competes on a global basis with development, manufacturing, and marketing operations in both the United States and Europe. Major customers include Agilent, Allen-Bradley, Datascope, GE Marquette Medical Systems, Hewlett-Packard, Honeywell, Mack Trucks, Protocol Systems, Sun Microsystems, Gilbarco, Siemens, Smiths Industries, and ZOLL Medical Corporation.

Industry Background

     The information display industry is undergoing significant change as businesses and individuals demand to be connected to the text, graphics, and video information that is currently available. People also expect that information to be mobile and accessible wherever they are working.

     These trends are converging to drive a growing demand across industries for color, high-performance, thin, lightweight, power-efficient displays that are capable of displaying complex information. Although commodity CRTs dominate the overall information display market, they are large, heavy, fragile, and require substantial amounts of power to operate.

     There are several display technologies currently in development or commercially available, including various forms of liquid crystal and EL displays. The principal bases of competition among display suppliers are commercial availability, long life, price, environmental and optical performance, size, customer service, design flexibility, power usage, and ruggedness.

     Passive Matrix LCD. PMLCDs modulate light (which is either reflected or transmitted) by applying a voltage to a liquid crystal material placed between two glass plates. A range of colors are possible using filter or backlight techniques.

     Active Matrix LCD. AMLCD screens incorporate the PMLCD technology plus add a transistor at every pixel location. This allows each pixel to be turned on and off independently which increases the image quality, response time, and side-to-side viewing angle of the display. Color AMLCDs are produced using various types of color filters and pixel arrangements.

     Electroluminescent. Planar's standard monochrome EL display technology is a solid state device with a thin film luminescent layer sandwiched between transparent dielectric (insulator) layers and a matrix of row and column electrodes deposited on a single glass substrate. A circuit board, with control and drive components mounted within the same area as the viewing area on the glass panel, is connected to the back of the glass substrate using various interconnect technologies. The result is a flat, compact, reliable, and rugged display device. When AC voltage is applied to a column and a row electrode, the phosphor thin film between them emits light that passes through the transparent electrode, through the glass face, and on to the viewer. Increasing the number of rows and columns, and thus the number of pixels, in a given space increases the clarity of the display to the viewer.

     Other. There is a wide diversity of new technologies constantly under development with the objective of competing in this market. Some of the more visible efforts include ferroelectric LCDs, AMLCDs, organic light emitting diodes (OLEDs), and various forms of miniature displays.

Strategy

     The Company's goal is to enhance its position as a leading supplier of information display systems. The Company has successfully developed a broad product line of information displays, which has resulted in large market acceptance. In the last two fiscal years, the Company has shipped over a quarter million units to customers with a particular emphasis on the medical, industrial, and transportation markets, including military/avionics.

The Company believes that the trends toward information mobility and connectivity will drive the development of devices that will require the use of high performance display systems. The Company is now seeking to meet theses needs and broaden its market position by adding value to its displays.

Key elements of the Company's strategy to achieve this goal include:

     Expand Display Systems Capability. The Company intends to meet its customer's need for embedded display systems by providing products which integrate firmware, backlights, display drivers, mechanical enclosures, and electronic hardware specific to their requirements. The Company will seek to develop these capabilities in-house or through partnerships.

     Expand Market Presence. The Company continues to identify and pursue growing markets that have a high correlation between the capabilities of the Company's products and the specific needs of the target market. Within these markets, the Company focuses on a broad range of customers whose applications receive high value and benefit from Planar's products. Today, the Company's core markets are medical, transportation, and industrial. Additionally, Planar is focusing increased attention on emerging markets for high information content displays.

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

Markets

The Company is currently serving the following core market segments:

          Medical. Displays are used in patient monitors and a range of administrative, diagnostic, and therapeutic equipment, including health record terminals, defibrillators, anesthesia systems, ventilators, infusion pumps, and blood analyzers. These medical applications typically require certification, a wide viewing angle, and clear, crisp images readable from across the room in varying light conditions by multiple users at the same time. The Company believes that its displays and display systems provide superior display quality and reliability for crucial medical applications.

          Industrial. Displays are used in a wide range of production and control environments, including process controls, industrial computers, elevator, and crane interfaces, and machine control panels. The reliability, ruggedness, wide operating temperature range, and low susceptibility to electromagnetic interference of Planar displays permit the Company to deliver solutions to a range of problems in these difficult environments.

     The Company's displays are also used in a wide range of test and measurement products, including digital oscilloscopes, analyzers, and telecommunications test equipment. The Company's displays can be found in a range of sales and information terminals such as petroleum dispensers, kiosks, and data collectors. The Company believes there is an increasing market demand for the Company's displays in smaller, more portable test equipment and inventory logistics products.

          Transportation. The Company's sales in this market consist of embedded display systems for commercial vehicles and high performance CRTs and AMLCDs sold to systems integrators for military cockpits. Additionally, the Company sells processed EL display glass to military systems suppliers for integration into various military subsystems used in communications applications, tactical displays, avionics, and shipboard command and control equipment.

     The Company believes that commercial vehicles will become more automated and require high performance graphical interfaces to improve driver productivity, safety, and satisfaction. The Company also believes that military customers will continue to require increasing display performance, share development costs, and have significant influence over the distribution of research and development funding from government sources.

     The pervasive use of microprocessors has increased the demand for higher information content displays for space constrained transportation applications. The Company has sold displays to customers for use in global positioning applications, long-haul trucks, off road vehicle instruments, farm equipment, cockpit displays for trains, warehouse inventory management displays, forklift applications, and railway car information systems.

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

          Business/Office Equipment. The Company sells displays for a variety of applications in the office and retail markets, including high speed photocopiers, office control panels, point-of-sale devices, custom designed monitors, and network storage devices. The Company believes that the growth of e-commerce and Internet-related information systems will lead to greater demand for embedded display systems utilizing the skills and technologies used by its other markets.

Products

     The Company offers its customers a variety of displays and display systems matched to their needs. The Company can supply products in a wide range of resolutions, formats, viewing areas, and technologies. These can be classified in four primary categories:

     Flat Panel Displays. This category includes monochrome EL and LCD, multi-color EL and LCD, and full color AMLCD displays. This is principally an OEM (original equipment manufacturer) component market where the customers purchase displays to incorporate directly into their products.

     Flat Panel Subsystems. This category includes EL, PMLCD, and AMLCD components which are integrated together with mechanical packages, firmware, display drives, backlights, touch panels, and electronics to produce embedded display solutions which meet the needs of key markets and customers.

     Value-added Display Solutions. To be able to better satisfy customers' display needs, the Company incorporates displays into systems that often include hardware, i.e., keyboards, touch input devices, local computing capability or special packaging and "software" that enables bus connectivity and graphical user interfaces (GUI). The Company markets its flat panel monitors and complete display systems for bedside computing and monitoring applications where hospitals are increasingly recognizing the productivity gained by such installations.

     Cathode Ray Tubes. The Company offers high performance CRTs based on its proprietary taut shadow mask technology. These displays are sold primarily to military systems companies who integrate them into cockpit applications.

Research, Development and Product Engineering

     The Company believes that a significant level of investment in research, development, and product engineering is required to maintain market leadership. Total expenses were $23.8, $19.9, and $17.3 million for the fiscal years 1999, 1998, and 1997, respectively, for research, development, and product engineering. These expenses were partially offset by contract funding from both government agencies (in the United States and Finland) and private sector companies of $9.7, $11.2, and $9.6 million in fiscal years 1999, 1998, and 1997, respectively.

Research and development expenses of the Company are primarily related to the development of advanced products based on active matrix electroluminescent
(AMEL) and liquid crystal on silicon (LCOS) microdisplay technology, AMLCD and PMCLD technologies, organic light emitting diodes (OLEDs), new display drive architectures, and fundamental manufacturing process improvements. Product engineering expenses are directly related to the design, prototyping, and release to production of new Company products. Research, development, and product engineering expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses, and other costs associated with the Company's ongoing efforts to develop new products, processes, and enhancements.

     Recent development efforts have been focused on both short-term and long-term programs designed to enhance the Company's product offerings and capabilities. These programs include the following:

     Microdisplays. This program is focused on the development of high-resolution image sources for miniature display applications. Current development efforts with AMEL and LCOS displays are addressing higher resolution, improved performance, and lower manufacturing costs. Targeted markets for microdisplays include medical, industrial, military, and transportation.

     New Technology Development. As part of the Company's product strategy, relationships are continuing to be established to explore various display technologies and their incorporation into the product line. Some of the projects being pursued include OLEDs, AMLCDs, fast PMLCDs, backlights, and other display enabling technologies.

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

     The Company believes that worldwide quality standards are increasing and that many customers now want manufacturers to have ISO9001 certification. This certification requires that a company meet a set of criteria, established by an independent, international quality organization that measures the quality of systems, procedures and implementation in manufacturing, marketing and development of products and services. As of September 24, 1999, all of the operating divisions have received and maintain their ISO9001 certification.

Sales and Marketing

     The Company's products are distributed worldwide through a combination of independent sales representatives, resellers, distributors, and Company-employed sales personnel. In the United States, Planar has regional sales personnel in the Boston, Chicago, Milwaukee, Minneapolis, St. Paul, Philadelphia, Portland, and Tampa metropolitan areas. In addition, there are three sales offices in
Europe: Helsinki, London, and Munich. Each of these locations is staffed by a regional sales manager who has responsibility for sales in a specific region. Each region also has a number of independent sales representatives who generally have exclusive marketing and sales rights in their area and are managed by the regional sales manager. International sales are conducted through a combination of direct sales offices (Finland, Germany, and the United Kingdom), independent sales representatives and distributors.

     As of September 24, 1999, the Company's backlog of domestic and international orders aggregated approximately $40.5 million. The Company includes in its backlog all accepted contracts or purchase orders that are scheduled for delivery in the next six months. The Company believes that its backlog may be of limited utility in predicting future sales, particularly since its international sales are primarily conducted through distributors, which typically do not place purchase orders substantially in advance of delivery dates. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

Competition

     The market for information displays and display intensive systems is highly competitive, and the Company expects this to continue. The Company believes that over time this competition will have the effect of reducing average selling prices of flat panel displays. If the Company were unable to increase unit volumes or increase the performance of its products in order to offset or reduce any decreases in selling prices, the Company's results of operations would be adversely impacted. In addition, the Company's ability to maintain gross margins will depend in part on its ability to reduce cost of sales in an amount sufficient to compensate for any decreases in selling prices.

     The Company competes with other display manufacturers based upon commercial availability, long life, price, display performance (e.g., brightness, color capabilities, contrast, and viewing angle), size, customer service, design flexibility, power usage, durability, and ruggedness. Of particular competitive interest is the Company's ability to provide custom display systems involving both hardware and software. The Company believes its total quality program, wide range of product offerings, flexibility, responsiveness, regional production sites, technical support, and customer satisfaction programs are important to the competitive position of the Company.

     The principal display competitors against which the Company competes include Sharp, Toshiba, Optrex, Seiko-Epson and Hitachi for LCDs; Sharp for EL; Sharp, DTI, Hitachi and NEC for AMLCDs. In addition, a significant number of Korean companies including Samsung, Hyundai, and Goldstar have also made large investments in AMLCD technology.

     The Company's CRT products dominate the United States market for high performance full color avionics CRTs and have a significant share of the market worldwide. Increasingly, the Company is seeing commercial display ruggedizers attempting to move into the military avionics markets with commercial AMLCD products for avionics applications.

Intellectual Property

     The Company relies on a combination of patents, trade secrets, trademarks, copyrights and other intellectual property law, nondisclosure agreements and other measures to protect its proprietary rights. The Company currently owns or has license rights to over 50 patents and several more pending patent applications for its technologies. The expiration dates of the Company's existing patents range from 2000 to 2012. Features for which the Company has and is seeking patent protection include display glass design, materials, electronics addressing and control functions and process manufacturing.

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

Employees

     As of September 24, 1999, the Company had 876 employees worldwide, 636 in the United States and 240 in Europe. Of these employees, 68 were engaged in marketing and sales, 97 in research, development and product engineering, 74 in finance and administration, and 637 in manufacturing and manufacturing support.

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

Item 2. Properties

     The Company leases three of its primary manufacturing facilities and various sales offices in the United States and Europe. The EL manufacturing operation, located in Beaverton, Oregon, leases 79,000 square feet of custom designed space, including 15,000 square feet of cleanroom. The CRT operation is located in a large facility in which it leases 29,000 square feet, including approximately 7,000 square feet of cleanroom. The European facility, located in Espoo, Finland, is a custom designed facility in which Planar leases 85,000 square feet, including approximately 15,000 square feet of cleanroom.

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

     The Company has eight field sales offices in key U.S. metropolitan areas and three sales offices in Europe. The offices are located in the Boston, Chicago, Milwaukee, Minneapolis, St. Paul, Philadelphia, Portland, Tampa, Helsinki, London and Munich metropolitan areas. Lease commitments for these facilities are short term, typically six to twelve months. None of these sales offices has any significant leasehold improvements nor are any planned.

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


Part II
-------

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

                                          High                Low

     Fiscal 1998
     First Quarter                        $13.00              $10.13
     Second Quarter                        13.00               10.13
     Third Quarter                         13.13               10.88
     Fourth Quarter                        13.31                9.88

     Fiscal 1999
     First Quarter                         12.50                6.69
     Second Quarter                         9.81                7.13
     Third Quarter                          9.00                7.13
     Fourth Quarter                         7.81                6.13

     During the quarter ended September 24, 1999, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 6,425 shares of Common Stock were issued at exercises prices ranging from $2.25 to $6.50 These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

Item 6. Selected Financial Data

Fiscal year
(in thousands, except per share amounts)       1999             1998                1997             1996            1995
Operations
Sales                                        $122,914          $129,015         $ 88,850           $80,371          $78,523
Gross profit                                   33,175            40,252           28,488            27,988           28,388
Income (loss) from operations                  (3,151)           11,827           (1,395)            9,104           12,102
Net income (loss)                            $ (5,125)         $  8,951         $    274           $ 8,672          $10,537
Diluted net income (loss) per share          $  (0.48)         $   0.81         $   0.02           $  0.77          $  0.98
Balance Sheet
Working capital                              $ 54,378          $ 51,520         $ 52,871           $56,924          $59,078
Assets                                        111,771           118,629          114,196            97,295           88,674
Long-term liabilities                          16,622             4,526            8,851             6,015            4,685
Shareholders' equity                           72,744            83,378           77,280            79,969           72,356

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Fiscal year ended                              Sept. 24, 1999   Sept. 25, 1998   Sept 26, 1997
----------------------------------------------------------------------------------------------
Sales                                               100.0%           100.0%          100.0%
Cost of sales                                        73.0             68.8            67.9
                                                     ----             ----            ----
   Gross profit                                      27.0             31.2            32.1
Operating expenses:
   Research and development, net                     11.4              6.7             8.6
   Purchased research & development                    -                -              9.3
   Sales and marketing                                9.2              8.5             9.1
   General and administrative                         7.7              6.7             7.1
   Restructuring charges                              1.0                -               -
   Amortization of goodwill and excess
    fair market value of acquired net
    assets over purchase price                        0.2              0.1            (0.5)
                                                     ----             ----            ----
Total operating expenses                             29.5             22.0            33.6
                                                     ----             ----            ----
Income (loss) from operations                        (2.5)             9.2            (1.5)
Non-operating income (expense):
   Interest, net                                     (0.2)             0.5             1.5
   Foreign exchange, net                              1.3             (0.5)            1.7
   Other, net                                        (4.4)               -            (2.3)
                                                     ----             ----            ----
    Net non-operating income (expense)               (3.3)               -             0.9
                                                     ----             ----            ----
Income (loss) before income taxes                    (5.8)             9.2            (0.6)
Provision (benefit) for income taxes                 (1.6)             2.3            (0.9)
                                                     ----             ----            ----
    Net income (loss)                                (4.2)%            6.9%            0.3%
                                                     ====             ====            ====

--------------------------------------------------------------------------------

Restructuring Charges

In the fourth quarter of fiscal year 1999, the Company began to implement a series of actions intended to align operations with current market conditions and to improve the profitability of its operations. As a result of these actions, the Company incurred a restructuring charge of $1.5 million. These actions include a workforce reduction of 18 people and the write-off of prepaid royalties. In addition, the Company intends to sell Planar Flat Candle, Inc., a wholly owned subsidiary that manufactures and sells backlights for liquid crystal displays. Management expects the actions to be completed by the end of fiscal year 2000 and expects that cash of $243,000 will be used in connection with severance benefits that have not yet been paid.

  The exit of the Flat Candle business resulted in a charge of $1.1 million which included inventory charges of $237,000 related to the exit of certain products, $651,000 related to goodwill, $183,000 related to severance and $66,000 related to other assets and liabilities. The inventory charge of $237,000 was recorded as cost of sales and the remaining amount of $900,000 was recorded as restructuring charges in the Consolidated Statement of Operations. The Company is actively seeking to sell the business and expects this action to be completed during fiscal year 2000.

  The Company also has recorded severance charges of $188,000 related to headcount reductions. In addition, a charge of $163,000 was recorded related to prepaid royalties, which were impaired due to lower than expected future sales associated with certain products covered by the royalty agreement. The fair value of the prepaid royalty was determined through the calculation of the net present value of discounted cash flows expected to be provided by the asset. These amounts were recorded as restructuring charges in the Consolidated Statement of Operations.

Sales

The Company's sales of $122.9 million in 1999 decreased $6.1 million or 4.7% as compared to $129.0 million in 1998. The decrease in sales was principally due to a slowdown across all of the Company's component markets in both Europe and North America due to customers pushing out shipment dates and reduced sales due to weak end-product sales. The Company's sales increased by 45.2% to $129.0 million in 1998 from $88.9 million in 1997. The increase in 1998 was primarily due to the additional sales attributable to the Company's LCD operation, which was acquired in September 1997. In addition in 1998, sales increases were realized in the medical, transportation, business/office, and defense markets. The Company presently expects sales for fiscal year 2000 to be approximately 10% to 20% greater than the sales in 1999.

  International sales, net of intercompany eliminations, decreased by 4.6% to $25.2 million in 1999 as compared to $26.5 million recorded in 1998, and increased 12.3% in 1998 from 1997 sales of $23.6 million. The decrease in international sales was due primarily to decreased sales in existing product lines in the Company's foreign markets. The increase in international sales in 1998 was primarily attributable to the Company's LCD operation. As a percentage of total sales, international sales remained constant at 20.5% in both 1999 and 1998 and decreased from 26.6% in 1997. The decline in international sales as a percentage of total sales in 1998 was mainly attributable to the addition of sales from the LCD operation, which were primarily domestic sales.

Gross Profit

The Company's gross margin as a percentage of sales decreased to 27.0% in 1999 from 31.2% in 1998. This decrease was largely attributable to increased inventory reserves for the end-user products and start-up manufacturing issues associated with the military avionics AMLCD products. The Company's gross profit as a percentage of sales decreased to 31.2% in 1998 from 32.1% in 1997. The decline in gross margin in fiscal 1998 was related mainly to the increase in sales of LCD products, which historically are at a lower margin. The Company intends to record charges related to inventory up to $1.7 million in the first quarter of 2000. Such charges are due to a management decision to discontinue certain products and record potential reserves for other products. This is in line with management's efforts to rationalize the product portfolio.

Research and Development

Research and development expenses increased $5.4 million or 61.7% to $14.0 million in 1999 from $8.7 million in 1998. The increase is due primarily to additional expenses related to the development of new technologies and product engineering associated with the development of color AMLCD products in both the commercial and military avionics businesses. In addition, the Company also received $1.5 million less in contract funding in 1999 as compared to 1998. Research and development expenses increased 15.4% in 1998 from 1997. This increase in fiscal 1998 related primarily to LCD development at the Company's LCD facility. Increases in net expenses in both years related to continued work on the next generation color products, and technology development on AMLCDs, FEDs, AMEL miniature displays, and organic light emitting diodes (OLEDs). Research and development expenses are expected to decrease in fiscal year 2000 due to anticipated reductions in spending. As a result of these reductions and other cost savings associated with the restructuring charges recorded in 1999, operating expenses are expected to decline to approximately 24.0% in fiscal 2000 as a percentage of sales as compared to 29.5% in 1999.

Purchased Research and Development Costs

Purchased research and development costs were $8.3 million for fiscal 1997. These one-time, non-recurring costs represent in-process research and development costs expensed by the Company in connection with its acquisition of Standish Industries, Inc.

Sales and Marketing

Sales and marketing expenses increased $453,000 or 4.2% to $11.4 million in 1999 as compared to $10.9 million in 1998. The increase was primarily due to additional marketing resources associated with the medical and transportation markets. As a percentage of sales, sales and marketing expenses increased from 8.5% in 1998 to 9.2% in 1999 due to higher expenses and lower sales levels in 1999. Sales and marketing expenses increased by 34.7% to $10.9 million in 1998 from $8.1 million in 1997. The increase in marketing and sales costs in 1998 was primarily attributable to costs incurred in connection with the LCD operation. The increases in 1998 and

1997 were also attributable to sales commissions paid on a higher level of sales and an increased focus on marketing. As a percentage of sales, sales and marketing expenses decreased to 8.5% in 1998 from 9.1% in 1997. This decrease in 1998 expenses was attributable to the addition of the LCD operation, which had lower sales and marketing expenses as a percentage of sales.

General and Administrative

General and administrative expenses increased $834,000 or 9.6% to $9.5 million in 1999 from $8.7 million in 1998. The increase in general and administrative expenses was primarily due to increased bad debt expense and the search and transition related to a new President and Chief Executive Officer. As a percentage of sales, general and administrative expenses increased to 7.7% in 1999 from 6.7% in 1998. This increase is due to higher expenses and lower sales levels in 1999. General and administrative expenses increased by 37.5% to $8.7 million in 1998 from $6.3 million in 1997. The increase in general and administrative expenses in 1998 was primarily attributable to costs incurred in connection with the LCD operation. In addition, the increases in 1998 were related to the additional administrative costs required to build the infrastructure to support the growth of the Company, specifically in areas of management systems and overall management development. As a percentage of sales, general and administrative expenses decreased to 6.7% in 1998 from 7.1% in 1997. The decrease in fiscal 1998 expenses as a percentage of sales was attributable primarily to the addition of the LCD operation, which had lower general and administrative expenses as a percentage of sales.

Amortization of Goodwill and Excess of Fair Market Value of Acquired Net Assets over Purchase Price

In connection with the Company's acquisition of Standish Industries, Inc. in September 1997, the Company recorded goodwill on its balance sheet for the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized over a ten-year period, resulting in operating expenses of $571,000 per year.

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

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. Net interest income (expense) decreased from net interest income of $736,000 in 1998 to net interest expense of $233,000 in 1999 due to lower cash balances earning interest income and higher interest expense due to increased borrowings. The Company has increased its borrowings to finance equipment purchases associated with a new production facility. Net interest income decreased in 1998 from 1997 as a result of lower cash balances in 1998, due to the cash paid for the acquisition of Standish Industries, Inc. in September, 1997 and the retirement of its debt in 1998, and cash used for stock repurchases.

  On July 6, 1999, the Company acquired a 20% interest in dpiX Holding Company LLC. dpiX Holding Company LLC owns 80.1% of dpiX LLC. The Company paid $5.0 million in cash for its interest in dpiX Holding Company LLC. dpiX LLC manufactures and sells amorphous silicon thin-film transistor arrays for use in x-ray digital detectors and liquid crystal displays. The investment has been accounted for under the equity method of accounting. As part of the acquisition agreement, there is a disproportionate allocation of profit and losses where the Company recognizes the first $5.0 million of losses incurred. The Company has written off the entire investment of $5.4 million, which includes transaction costs of $395,000, in the fourth quarter of fiscal year 1999 based upon the actual losses incurred since the date of acquisition and the belief that the investment is other than temporarily impaired.

  Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash accounts denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a gain of $1.7 million in 1999, a loss of $659,000 in 1998 and a gain of $1.5 million in 1997. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company conducts business.

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

  The other expense recognized for the fiscal year ended September 26, 1997 reflects the write off of an equity investment in Virtual i-O, a privately held virtual reality headset manufacturing company. The investment was accounted for under the cost method. In December 1996, as a result of delays in product developments and supplier issues, Virtual i-O needed additional funding which it received at a price per share lower than that paid by the Company. Based upon the lower of cost or market method, the Company's investment was written down based on the price paid in the last round of independent financing. Virtual i-O declared bankruptcy during 1997 and the Company's investment was written off.

Provision for Income Taxes

The Company recorded a tax benefit of $2.0 million in 1999, an effective tax rate of 24.8% for 1998 and a tax benefit of $784,000 for 1997. The change in the effective tax rate for 1998 was due to the relative profitability of the Company's Finland subsidiary compared to the United States entities. For fiscal 1999 and 1997, the change in the effective tax rates was due to recognition of book losses in the United States compared to book income for the Company's Finland subsidiary. In 1999, the book loss in the United States was due primarily to the write-off of the dpiX investment and the restructuring charges. In 1997, the book loss in the United States was largely due to the write off of the purchased research and development associated with the acquisition of Standish Industries, Inc. As a result of the acquisition of the Company's Finland subsidiary in January 1991, the Company recognized a change in ownership for tax purposes that resulted in a limitation on the annual utilization of net operating loss carryforwards for United States tax purposes. In fiscal 1999, 1998 and 1997, the Company was subject to the $2.1 million annual limitation.

QUARTERLY RESULTS OF OPERATIONS

The table below presents unaudited consolidated financial results for each quarter in the two-year period ended September 24, 1999. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.


Three months ended                       Sept. 24,   June 25,   March 26,  Dec. 25,  Sept. 25,  June 26,  March 27,  Dec. 26,
(in thousands, except per share data)       1999       1999       1999       1998      1998       1998      1998       1997
-------------------------------------------------------------------------------------------------------------------------------
Sales                                      $32,773    $30,426   $29,239    $30,476   $33,028    $32,411   $ 32,102    $31,474
Gross profit                                 7,267      8,190     8,462      9,256    10,327     10,367     10,437      9,121
Income (loss) from operations               (4,065)      (652)      181      1,385     2,949      3,424      2,997      2,457
Net income (loss)                           (7,088)        68       955        940     1,633      2,636      2,551      2,131
Net income (loss) per share
(diluted)                                  $ (0.67)   $  0.01      0.09    $  0.09   $  0.15    $  0.24   $   0.23    $  0.19
Weighted average number of common
shares outstanding (diluted)                10,527     10,779    10,838     10,975    11,109     11,130     11,098     11,141
-------------------------------------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $5.8 million, $4.1 million and $12.7 million in fiscal years 1999, 1998 and 1997, respectively. The increase in 1999 was primarily due to the loss on the dpiX investment and the restructuring charges offset by the change in deferred taxes and other balance sheet accounts. The decrease in 1998 was primarily related to changes in the balance sheet accounts including inventory, accounts receivable, other current assets and other current liabilities.

  Additions to plant and equipment were $4.8 million, $4.0 million and $2.5 million in 1999, 1998 and 1997, respectively. The significant acquisitions during 1999 and 1998 were purchases of equipment for the Wisconsin and Finland manufacturing operations. The principal acquisitions during fiscal 1997 were related to the acquisition of equipment to be used in connection with the development of the military flat panel displays and the continued development of AMEL miniature displays.

  The Company invested $9.6 million and $6.3 million in 1998 and 1997, respectively, associated with the implementation of a new production facility and equipment, which had not been placed in service at the end of each fiscal year. As of September 24, 1999, the equipment had not yet been placed in service. The Company expects to bring its new production facility on line during the second quarter of fiscal 2000.

  At September 24, 1999, the Company had two bank lines of credit agreements with a total borrowing capacity of $20 million and credit facilities for financing equipment of $18.0 million. As of September 24, 1999 and September 25, 1998, borrowings outstanding under the credit line were $0 and $10 million, respectively. Borrowings outstanding under the equipment financing lines were $17.4 million and $4.0 million as of September 24, 1999 and September 25, 1998, respectively. The Company was in violation of certain financial covenants under both lines of credit as of September 24, 1999. The banks have waived the covenant violations. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company's working capital requirements for the foreseeable future.

  On April 23, 1997, the Company announced its intention to repurchase up to 400,000 shares of the Company's outstanding common stock from time to time over the following twelve months in open market and negotiated transactions. On May 13, 1998, the Company announced its intention to repurchase up to an additional $5.0 million of the Company's outstanding common stock from time to time over the following twelve months in open market and negotiated transactions. During the twelve months ended September 24, 1999, the Company repurchased approximately 376,000 shares of its outstanding common stock for $3.4 million.

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

YEAR 2000 ISSUE

  Like most other companies, the Year 2000 computer issue creates risks for the Company. The Year 2000 issue exists because many computer programs use two digit rather than four digit date fields to define the applicable year. As a result, computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production delays, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Incomplete or untimely resolution of the Year 2000 issue by the Company or critically important suppliers or customers of the Company could have a materially adverse effect on the Company's business, financial condition, or results of operations.

  The Company has undertaken various initiatives intended to ensure that its computer systems, software and other operational equipment will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer systems and software" includes systems that are commonly thought of as information technology ("IT") systems, including enterprise software, operating systems, networking components, application and data servers, PC hardware, accounting, data processing and other information systems, as well as systems that are not commonly thought of as IT systems, such as telephone systems, fax machines, manufacturing equipment and other miscellaneous systems and equipment. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 assessment, remediation and testing efforts.

  All of the Company's financial and information systems are believed to be Year 2000 compliant. The Company has completed the process of inventorying and assessing its primary manufacturing and other non-IT systems. To date, no significant issues have been identified with the Company's manufacturing and other non-IT systems.

  The Company has surveyed its major vendors, suppliers, and customers to assess the potential impact on its operations of these key third parties. The process included obtaining information as to their efforts associated with Year 2000 compliance. To date, no significant compliance issues have been identified with these third parties.

  The Company currently estimates that the cost of its Year 2000 assessment, remediation and testing efforts, as well as current anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $500,000. The expenditures will be funded from operating cash flows. This estimate is subject to change as additional information is obtained in connection with the Company's assessment of the Year 2000 issue. As of September 24, 1999, the Company had incurred costs of approximately $325,000 related to its Year 2000 assessment, remediation, and testing efforts. In addition, the Company has incurred $963,000 (which was capitalized and will be amortized over the expected useful life) associated with the implementation of the new ERP system in its Finland facility, which was funded from operating cash flows and existing cash balances.

  The Company presently believes that Year 2000 issues will not pose significant problems for the Company. However, if all Year 2000 issues have not been properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's business, financial condition or results of operations, or adversely affect the Company's relationships with customers, vendors and others. Additionally, there can be no assurance that the Year 2000 issues of other entities, such as one or more of the Company's critical customers or suppliers, will not have a material adverse impact on the Company's systems or its business, financial condition or results of operations. Finally, if there are infrastructure failures, such as disruptions in the supply of power, water, transportation, communications services, or if major institutions, such as the government, foreign or domestic banking systems, are unable to continue to provide their services or support resulting in a disruption in services or support to the Company, the Company may be unable to operate for the duration of the disruption.

  The foregoing statements as to the Company's expectations regarding the impact on the Company of the Year 2000 problem are forward-looking statements that are based upon management's assumptions and expectations regarding future events, third party remediation plans and certifications, and other factors. There can be no assurance that these expectations will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, the reliability of third party assessments and certifications, and similar uncertainties.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

Development of New Products and Risks of Technological Change

     The Company's future results of operations will depend upon its ability to improve and market its existing products and to successfully develop, manufacture and market new products. There can be no assurance that the Company will be able to continue to improve and market its existing products or develop and market new products, or that technological developments will not cause the Company's products or technology to become obsolete or noncompetitive. Even successful new product introductions typically result in pressure on gross margins during the initial phases as costs of manufacturing start-up activities are spread over lower initial sales volumes. The Company has experienced lower than expected yields with respect to new products and processes in the past. These low yields have and will continue to have a negative impact on gross margins. In addition, customer relationships are negatively impacted due to production problems and late delivery of shipments.

     A portion of the Company's flat panel products rely on EL technology, which currently constitutes only a small portion of the information display market. Through the acquisition of Standish Industries, Inc., the Company has diversified its display products and expanded its addressable market significantly to include flat panel passive liquid crystal display applications. The Company's future success will depend in part upon increased market acceptance of existing EL, passive LCD and active matrix LCD technologies, and other future technological developments. In that regard, the Company's competitors are investing substantial resources in the development and manufacture of displays using a number of alternative technologies. In the event these efforts result in the development of products that offer significant advantages over the Company's products, and the Company is unable to improve its technology or develop or acquire an alternative technology that is more competitive, the Company's business and results of operations will be adversely affected.

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

International Operations and Currency Exchange Rate Fluctuations

     Shipments to customers outside of North America accounted for approximately 20.5%, 20.5% and 26.6%, of the Company's sales in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The Company anticipates that international shipments will continue to account for a significant portion of its sales. As a result, the Company is subject to risks associated with international operations, including trade restrictions, overlapping or differing tax structures, changes in tariffs, export license requirements and difficulties in staffing and managing international operations (including, in Finland, relations with
national labor unions).   See "Management's Discussion and Analysis of Financial
Condition and Results of Operations."

Declining Military Expenditures

     The Company's sales associated with military applications have been increasing. However, military capital expenditure levels have been declining for several years and depend largely on factors outside of the Company's control. Although the Company believes that its dependence on military sales will decrease as the Company continues to expand its customer base, no assurance can be given that military sales will continue at current levels. In addition, as a result of the reduction in military sales, several key suppliers have threatened to halt production of critical components. Although the Company believes it has reached agreement with each of its critical vendors, no assurance can be given that critical material supply will be available when needed. The Company continues to develop strategic relationships with suppliers. However, there can be no assurance given that these strategic relationships will continue in the future and the Company will receive the critical components required to meet production and shipment schedules.

Effects of Quarterly Fluctuations in Operating Results

     Results of operations have fluctuated significantly from quarter to quarter in the past, and may continue to fluctuate in the future. Various factors, including timing of new product introductions by the Company or its competitors, foreign currency exchange rate fluctuations, disruption in the supply of components for the Company's products, changes in product mix, capacity utilization, the timing of orders from major customers, production delays or inefficiencies, inventory obsolescence charges, the timing of expenses and other factors affect results of operations. Quarterly fluctuations may adversely affect the market price of the Common Stock.

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

Item 8. Financial Statements and Supplementary Data


                             PLANAR SYSTEMS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report..............................................  25
Consolidated Balance Sheets...............................................  26
Consolidated Statements of Operations.....................................  27
Consolidated Statements of Shareholders' Equity...........................  28
Consolidated Statements of Cash Flows.....................................  29
Notes to Consolidated Financial Statements................................  30

Independent Auditors' Report
The Board of Directors
Planar Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 24, 1999 and September 25, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 24, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.


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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 24, 1999 and September 25, 1998, and the results of their operations, and their cash flows for each of the years in the three-year period ended September 24, 1999 in conformity with generally accepted accounting principles.

KPMG LLP
Portland, Oregon
November 3, 1999, except as to Note 15, which is as of December 13, 1999

Consolidated Balance Sheets


(In thousands, except share amounts)                              Sept. 24, 1999   Sept. 25, 1998
-------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $ 17,795         $ 23,426
  Short-term investments (Note 2)                                          2,010                -
  Accounts receivable, net of allowance for doubtful
   accounts of $601 at 1999 and $310 at 1998 (Note 2)                     20,982           22,762
  Inventories                                                             25,373           25,744
  Other current assets (Note 9)                                           10,623           10,313
                                                                        --------         --------
    Total current assets                                                  76,783           82,245
Property, plant and equipment, net (Note 6)                               16,245           16,689
Goodwill (Note 3)                                                          4,000            5,222
Other assets                                                              14,743           14,473
                                                                        --------         --------
                                                                        $111,771         $118,629
                                                                        ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 7)                                               $      -         $ 10,000
  Accounts payable                                                        11,513            9,288
  Accrued compensation                                                     3,975            4,039
  Current portion of long-term debt (Note 7)                               1,778            1,505
  Deferred revenue                                                         1,301            1,180
  Other current liabilities (Note 8)                                       3,362            4,237
  Current portion of excess fair market value of acquired net
   assets over purchase price                                                476              476
                                                                        --------         --------
    Total current liabilities                                             22,405           30,725
Deferred taxes (Note 9)                                                      353              915
Long-term debt, less current portion (Note 7)                             15,599            2,516
Other long-term liabilities                                                  550              499
Long-term portion of excess fair market value of acquired
 net assets over purchase price                                              120              596
                                                                        --------         --------
    Total liabilities                                                     39,027           35,251
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value. Authorized 10,000,000 shares, no shares issued at 1999 or 1998
Common stock, no par value. Authorized 30,000,000 shares;
 issued 10,490,233 and 10,787,526 shares at 1999 and 1998,
 respectively                                                             75,319           74,385
Retained earnings                                                          5,709           14,216
Accumulated other comprehensive loss (Note 14)                            (8,284)          (5,223)
                                                                        --------         --------
    Total shareholders' equity                                            72,744           83,378
                                                                        --------         --------
                                                                        $111,771         $118,629
                                                                        ========         ========
-------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations                                  Fiscal year ended
(In thousands, except per share amounts)               Sept. 24, 1999   Sept. 25, 1998     Sept. 26, 1997
----------------------------------------------------------------------------------------------------------
Sales                                                        $122,914         $129,015             $88,850
Cost of sales                                                  89,739           88,763              60,362
                                                             --------         --------             -------
Gross profit                                                   33,175           40,252              28,488
                                                             --------         --------             -------
OPERATING EXPENSES:
  Research and development, net                                14,047            8,685               7,638
  Purchased research and development (Note 5)                       -                -               8,305
  Sales and marketing                                          11,357           10,904               8,095
  General and administrative                                    9,486            8,652               6,293
  Restructuring charges (Note 4)                                1,251                -                   -
  Amortization of goodwill and excess fair market
   value of acquired net assets over purchase price               185              184                (448)
                                                             --------         --------             -------
    Total operating expenses                                   36,326           28,425              29,883
                                                             --------         --------             -------
Income (loss) from operations                                  (3,151)          11,827              (1,395)
NON-OPERATING INCOME (EXPENSE):
  Interest income                                               1,341            1,029               1,734
  Interest expense                                             (1,574)            (293)               (381)
  Foreign exchange, net                                         1,658             (659)              1,543
  Other, net (Note 3)                                          (5,395)               -              (2,011)
                                                             --------         --------             -------
    Net non-operating income (expense)                         (3,970)              77                 885
                                                             --------         --------             -------
Income (loss) before income taxes                              (7,121)          11,904                (510)
Provision (benefit) for income taxes (Note 9)                  (1,996)           2,953                (784)
                                                             --------         --------             -------
    Net income (loss)                                        $ (5,125)        $  8,951             $   274
                                                             ========         ========             =======

  Basic net income (loss) per share                          $  (0.48)        $   0.83             $  0.03
  Average shares outstanding - basic                           10,654           10,837              10,944
  Diluted net income (loss) per share                        $  (0.48)        $   0.81             $  0.02
  Average shares outstanding - diluted                         10,654           11,098              11,247
----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity


                                                                                        Accumulated
                                                                                           Other           Total
                                                         Common Stock       Retained   Comprehensive   Shareholders'
(In thousands, except share amounts)                   Shares      Amount   Earnings   Income (Loss)       Equity
--------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 27, 1996                          10,925,218    $71,867   $10,579         $(2,477)        $79,969
Components of comprehensive loss:
  Net income                                                  -          -       274               -             274
  Currency translation adjustment                             -          -         -          (3,936)         (3,936)
  Unrealized gain on investments                              -          -         -              17              17
                                                                                                             -------
   Total comprehensive loss                                                                                   (3,645)
 Proceeds from issuance of common stock                  97,195        395         -               -             395
Issuance of common stock in connection
 with acquisition (Note 3)                               89,126        891         -               -             891
 Tax benefit from stock option exercises (Note 9)             -         37         -               -              37
Stock repurchase                                        (35,809)         -      (367)              -            (367)
                                                     ----------    -------   -------         -------         -------
BALANCE, SEPTEMBER 26, 1997                          11,075,730     73,190    10,486          (6,396)         77,280
Components of comprehensive income:
  Net income                                                  -          -     8,951               -           8,951
  Currency translation adjustment                             -          -         -           1,180           1,180
  Unrealized loss on investments                              -          -         -              (7)             (7)
                                                                                                             -------
   Total comprehensive income                                                                                 10,124
Proceeds from issuance of common stock                  154,946      1,102         -               -           1,102
Tax benefit from stock option exercises (Note 9)              -         93         -               -              93
Stock repurchase                                       (443,150)         -    (5,221)              -          (5,221)
                                                     ----------    -------   -------         -------         -------
BALANCE, SEPTEMBER 25, 1998                          10,787,526     74,385    14,216          (5,223)         83,378
Components of comprehensive loss:
  Net loss                                                    -          -    (5,125)              -          (5,125)
  Currency translation adjustment                             -          -         -          (3,061)         (3,061)
                                                                                                             -------
    Total comprehensive loss                                                                                  (8,186)
Proceeds from issuance of common stock                   79,166        912         -               -             912
Tax benefit from stock option exercises (Note 9)              -         22         -               -              22
Stock repurchase                                       (376,459)         -    (3,382)              -          (3,382)
                                                     ----------    -------   -------         -------         -------
BALANCE, SEPTEMBER 24, 1999                          10,490,233    $75,319   $ 5,709         $(8,284)        $72,744
                                                     ==========    =======   =======         =======         =======
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                          Fiscal year ended
(In thousands)                                            Sept. 24, 1999   Sept. 25, 1998   Sept. 26, 1997
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $ (5,125)         $ 8,951         $    274
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                                    5,473            4,712            3,260
  Amortization of excess market value of acquired net
   assets over purchase price                                       (476)            (476)            (476)
  Loss on investment                                               5,395                -            2,011
  Restructuring charges                                            1,488                -                -
  Loss (gain) on sale of equipment                                    (8)              35               (3)
  Deferred taxes                                                  (3,497)           1,614                4
  Foreign exchange (gain) loss                                    (1,658)             659           (1,100)
  Purchased research and development                                   -                -            8,305
  Tax benefit of stock options exercised                              22               93               37
  (Increase) decrease in accounts receivable                       1,504           (1,451)          (2,879)
  Increase in inventories                                           (134)          (4,456)          (1,444)
  (Increase) decrease in other current assets                      3,367           (3,416)          (3,225)
  Increase in accounts payable                                     2,126              932            4,227
  Increase (decrease) in accrued compensation                       (447)            (918)           1,069
  Increase (decrease) in deferred revenue                            270             (252)           1,389
  Increase (decrease) in other current liabilities                (2,451)          (1,920)           1,207
                                                                --------          -------         --------
Net cash provided by operating activities                          5,849            4,107           12,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment                                   (4,797)          (3,996)          (2,511)
Investment in a business                                          (5,395)               -          (13,897)
Equipment and rent deposits                                         (161)          (9,601)          (6,286)
Increase (decrease) in other long-term liabilities                   593             (183)             (35)
Net sales (purchases) of short-term investments                   (2,010)           8,170           (1,059)
Net sales (purchases) of long-term investments                      (211)           2,245            8,399
                                                                --------          -------         --------
Net cash used by investing activities                            (11,981)          (3,365)         (15,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) of long-term debt                         13,356           (4,555)             895
Net proceeds under long-term accounts receivable                     120            1,221              574
Net proceeds from issuance of capital stock                          912            1,102              395
Net proceeds (payments) under short-term debt                    (10,000)           8,870                -
Stock repurchase                                                  (3,382)          (5,221)            (367)
                                                                --------          -------         --------
Net cash provided by financing activities                          1,006            1,417            1,497
Effect of exchange rate changes                                     (505)            (510)             (76)
                                                                --------          -------         --------
Net increase (decrease) in cash and cash equivalents              (5,631)           1,649           (1,312)
Cash and cash equivalents at beginning of period                  23,426           21,777           23,089
                                                                --------          -------         --------
Cash and cash equivalents at end of period                      $ 17,795          $23,426         $ 21,777
                                                                ========          =======         ========
Supplemental cash flow disclosure:
  Cash paid for interest                                        $  1,172          $   914         $    381
  Cash paid for income taxes                                    $  1,547          $ 3,419         $  2,999
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Three Years Ended September 24, 1999
(Dollars in thousands, except per share amounts)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Planar Systems, Inc. was incorporated on April 27, 1983 and commenced operations in June 1983. Planar Systems, Inc., and its wholly owned subsidiaries (collectively, the "Company") are engaged in the developing, manufacturing and marketing of electronic display products. These display products primarily include electroluminescent displays (EL), liquid crystal displays (LCDs), active matrix liquid crystal displays (AMLCDs) and high performance taut shadow mask cathode ray tubes (CRT) technologies.

Principles of consolidation

The consolidated financial statements include the financial statements of Planar Systems, Inc. and its wholly-owned subsidiaries, Planar International Ltd., Planar America, Inc., Planar Standish, Inc., Planar Flat Candle, Inc. and Planar Advance, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Fiscal year

The Company's fiscal year ends on the last Friday in September. The last day of fiscal 1999, 1998 and 1997 was September 24, September 25 and September 26, respectively. Due to statutory requirements, Planar International's fiscal year-end is September 30. All references to a year in these notes are to the Company's fiscal year ended in the period stated which includes the fiscal year results of Planar International.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results may differ from those estimates.

Foreign currency translation

The local currency is the functional currency of the Company's foreign subsidiary. Assets and liabilities of the foreign subsidiary are translated into U.S. Dollars at current exchange rates, and sales and expenses are translated using average rates. Gains and losses from translation of net assets are included in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included as a component of non-operating income (expense).

Cash and cash equivalents

Cash and cash equivalents include cash deposits in banks and highly liquid instruments with maturities of three months or less from the time of purchase.

Investments

Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss. At September 24, 1999 and September 25, 1998, the Company had no investments that qualified as trading or held to maturity.

  As of September 24, 1999, the Company's investments in debt and equity securities were $9,319 of which $2,010 were classified as investments and the remainder were classified as cash and cash equivalents. As of September 25, 1998, the Company's investments in debt and equity securities were classified as cash and cash equivalents. The investments are diversified among high credit quality securities in accordance with the Company's investment policy. As of September 24, 1999 and September 25, 1998, all debt securities were invested in either government securities or commercial paper. These securities have been reported at their fair market value, which equaled their historical cost. The contractual maturities of the investments as of September 24, 1999 and September 25, 1998 were less than three months.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of reserves for estimated inventory obsolescence based upon the Company's best estimate of future product demand. Inventories consist of:

                                                         1999           1998
--------------------------------------------------------------------------------
Raw materials                                          $16,632        $15,892
Work in process                                          4,058          3,798
Finished goods                                           4,683          6,054
                                                       -------        -------
                                                       $25,373        $25,744
                                                       =======        =======

--------------------------------------------------------------------------------

  Included in cost of sales are $2,909, $1,305 and $644 of charges related to inventory obsolescence reserves for the years ended September 24, 1999, September 25, 1998 and September 26, 1997, respectively. The Company has inventory reserves of $4,283 and $1,717 as of September 24, 1999 and September 25, 1998, respectively.

Property, plant and equipment

Depreciation of equipment is computed on a straight-line basis over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the life of the leases or the estimated useful lives of the assets. Depreciation of the building is computed on a straight-line basis over the estimated useful life of the building, estimated to be 39 years.

Other assets

Included in other assets of $14,743 and $14,473 as of September 24, 1999 and September 25, 1998, respectively, are assets associated with the implementation of a new production facility and equipment which had not been placed in service as of September 24, 1999 and September 25, 1998 in the amounts of $13,982 and $13,271, respectively. In fiscal years 1999, 1998 and 1997 interest was capitalized in the amounts of $0, $621 and $61, respectively.

Income taxes

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.

Revenue recognition

The Company recognizes revenue from product sales generally at the time the product is shipped. Service revenue is deferred and recognized over the contract period or as services are rendered.

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


                                                    1999       1998       1997
--------------------------------------------------------------------------------
Research and
 development expense                              $23,758   $ 19,927    $17,274
Contract funding                                   (9,711)   (11,242)    (9,636)
                                                  -------   --------    -------
Research and development, net                     $14,047   $  8,685    $ 7,638
                                                  =======   ========    =======

--------------------------------------------------------------------------------

  As of September 24, 1999 and September 25, 1998, included in other current assets is $2,782 and $3,489, respectively, related to these research and development contracts.

Product warranty

The Company provides a warranty for its products and establishes an allowance at the time of sale adequate to cover warranty costs during the warranty period. The warranty period is generally between twelve and fifteen months. This reserve is included in other current liabilities (Note 8).

Goodwill and excess fair market value of acquired net assets over purchase price

Goodwill and the excess of fair market value of acquired net assets over purchase price are being amortized over a ten-year period using the straight-line method. Long-lived assets and intangibles are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Impairment exists when the carrying value of the asset is greater than the net undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset's book value will be written down to its fair value. Fair value is determined through quoted market values or through the calculation of the net present value of discounted future cash flows expected to be provided by the asset. Accumulated amortization was $1,143 and $656 as of September 24, 1999 and September 25, 1998, respectively.

Net income (loss) per share

Basic net income (loss) per share was computed using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. Incremental shares of 0, 261,000 and 303,000 for the fiscal years ended September 24, 1999, September 25, 1998 and September 26, 1997, respectively, were used in the calculations of diluted earnings per share. In years in which a net loss is incurred, no common stock equivalents are included as they are antidilutive.

Financial instruments

For short-term financial instruments, including cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued compensation, the carrying amount approximates the fair value because of the immediate short-term nature of those instruments. The fair value of long-term debt is estimated based upon quoted market prices for similar instruments or by discounting expected cash flows at rates currently available to the Company for instruments with similar risks and maturities. The differences between the fair values and carrying amounts of the Company's financial instruments at September 24, 1999 and September 25, 1998 were not material.

Stock-based compensation plans

The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

Future accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement is effective for fiscal year 2001, but early adoption is permitted. Management has not yet completed an evaluation of the effect this standard will have on the Company's consolidated financial statements.

NOTE 2  CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables and investments. The risk in trade accounts receivable is limited due to the credit worthiness of the companies comprising the Company's customer base and their dispersion across many different sectors of the electronics industry and geographies. The risk in investments is limited due to the credit worthiness of investees comprising the portfolio, the diversity of the portfolio and relative low risk of municipal securities. At September 24, 1999, the Company does not believe it had any significant credit risks.

NOTE 3  BUSINESS ACQUISITIONS

On June 4, 1997, the Company acquired Flat Candle Corporation for $1,128 cash. Flat Candle Corporation's primary business is that of developing, manufacturing and marketing of backlights. The transaction was accounted for as a purchase. Intangibles of $803 were recorded, which are being amortized over ten years. The financial statements include the operating results of Flat Candle Corporation from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition is not significant.

  On September 26, 1997, the Company acquired all of the outstanding capital stock of Standish Industries, Inc. for approximately $15 million in cash and stock. Standish Industries, Inc.'s primary business is that of developing, manufacturing, and marketing LCD electronic displays. The transaction was accounted for as a purchase. Intangibles of $5,714 were recorded, after adjusting for purchased research and development costs (Note 5), which are being amortized over ten years. The financial statements include the operating results of Standish Industries, Inc. from the date of acquisition.

  On July 6, 1999, the Company acquired a 20% interest in dpiX Holding Company LLC. dpiX Holding Company LLC owns 80.1% of dpiX LLC. The Company paid $5,000 in cash for its interest in dpiX Holding Company LLC. dpiX LLC manufactures and sells amorphous silicon thin-film transistor arrays for use in x-ray digital detectors and liquid crystal displays. The investment has been accounted for under the equity method of accounting. As part of the acquisition agreement, there is a disproportionate allocation of profit and losses where the Company recognizes the first $5,000 of losses incurred. The Company has written off the entire investment of $5,395, which includes transaction costs of $395, in the fourth quarter of fiscal year 1999 based upon the actual losses incurred since the date of acquisition and the belief that the investment is other than temporarily impaired. This charge has been recorded in other non-operating expenses in the Consolidated Statement of Operations. During the year ended September 24, 1999, the Company purchased $4,462 of materials from dpiX LLC.

NOTE 4  RESTRUCTURING CHARGES

In the fourth quarter of fiscal year 1999, the Company began to implement a series of actions intended to align operations with current market conditions and to improve the profitability of its operations. As a result of these actions, the Company incurred a restructuring charge of $1,488. These actions include a workforce reduction of 18 people and the write-off of prepaid royalties. In addition, the Company intends to sell Planar Flat Candle, Inc., a wholly owned subsidiary that manufactures and sells backlights for liquid crystal displays. Management expects the actions to be completed by the end of fiscal year 2000 and expects that cash of $243 will be used in connection with severance benefits that have not yet been paid.

  The exit of the Flat Candle business resulted in a charge of $1,137 which included inventory charges of $237 related to the exit of certain products, $651 related to goodwill, $183 related to severance and $66 related to other assets and liabilities. The inventory charge of $237 was recorded as cost of sales and the remaining amount of $900 was recorded as restructuring charges in the Consolidated Statement of Operations. The Company is actively seeking to sell the business and expects this action to be completed during fiscal year 2000.

  The Company also has recorded additional severance charges of $188 related to headcount reductions. In addition, a charge of $163 was recorded related to prepaid royalties, which were impaired due to lower than expected future sales. The fair value of the asset was determined through the calculation of the net present value of discounted cash flows expected to be provided by the asset. These amounts were recorded as restructuring charges in the Consolidated Statement of Operations.

  The restructuring charges incurred affected the Company's financial position as follows:

                                                                    Accrued
                         Inventories   Other Assets   Goodwill   Compensation
--------------------------------------------------------------------------------
Original charge                $ 237          $ 229      $ 651          $ 371
  Cash paid out                    -              -          -           (128)
  Non-cash write-offs           (237)          (229)      (651)             -
                               -----          -----      -----          -----
Ending balance                 $   -          $   -      $   -          $ 243
                               =====          =====      =====          =====

NOTE 5  PURCHASED RESEARCH AND DEVELOPMENT EXPENSE

In connection with the acquisition of Standish Industries, Inc. at September 26, 1997, the Company allocated $8,300 of the purchase price to in-process research and development projects as determined by independent appraisal. Accordingly, these costs were expensed as of the acquisition date. These allocations represent the estimated fair value based on risk adjusted cash flows (assuming a 23% discount rate) related to incomplete projects. The development of these projects had not yet reached technological feasibility, and the technology had no alternative future use. The technology acquired in these acquisitions required substantial additional development by the Company. The $8,300 relates mainly to four significant projects including the Color Enhancements project, the Low Power project, the Fast Switching project, and the Miniature Display project.

  The Color Enhancement project is targeted at developing a manufacturing process to add a color mosaic, specifically vertical color strips to LCDs, resulting in a full color LCD display. At the time of acquisition, the project was approximately 60% complete. The appropriate materials had been identified, the process had been run, color filters were created, prototype LCDs were built out of the color filters, and electronics were attached to the prototype LCDs. However, none of the prototypes met the design criteria necessary to offer a color display for sale to a customer. The technological uncertainties involved the process of applying the topcoat over the color mosaic within required tolerances and manufacturing consistencies. This technology required the construction of internal color filters, planarization layers and low temperature Indium Tin Oxide deposition. Due to the recent substantial decrease in the price of full color Active Matrix displays, it became apparent that this technology is uncompetitive and unviable. The Company changed the direction of the development project toward a new technology, which utilizes external color filters which significantly reduces the process complexity and cost. Most of the original development efforts, however, are being utilized in this new technology, including the fundamental materials being used, the pattern development of the electrodes, the electronic circuit design and electronic circuit integration, and the developed knowledge of color imagery and color filters necessary to meet required performance levels. Remaining efforts include constructing color filters, constructing holographic elements for light manipulation, integrating these components into a display, constructing the electrical package, and the environmental qualification of all components. It is estimated that this project is approximately 26% complete, and will be completed by December 2000. The expected costs to complete this project are approximately $185. $3,100 of the $8,300 in-process research and development related to this Color Enhancement project. The major assumption underlying the purchase price allocation was that revenues would reach $25,000 in 2004 based upon an annual increase in revenues of approximately $4,000 per year.

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

The uniqueness of this project is to find a liquid crystal, which offers both a wide temperature performance and a low voltage switching characteristic. It was not known at the acquisition date which fluids, if any, would ultimately meet the required operating criteria. At the time of acquisition, it was estimated that the project was approximately 70% complete. Currently, the final liquid crystal candidate has been pre-released for production, and is waiting for final release. The project is 91% complete. The estimated cost to complete the project is approximately $48. Approximately $2,300 of the $8,300 purchase price allocation relates to the Low Power project. The major assumption associated with this allocation amount was that related revenues will increase to over $40,000 by 2005.

  The Fast Switching project is targeted at developing fast switching LCD shutters for "opto-electronics" usage. Standard LCDs typically contain a nematic liquid crystal, which does not respond to voltage fast enough to be used in fast switching applications. This project is attempting to decrease the response time of a nematic LCD below that of the standard LCD that is currently offered for sale, by modifying the structure of certain liquids. Several different fluids were being tested at the acquisition date for use in developing various applications. This project contains several technologies including Fast Twisted Nematic, Electrically Controlled Birefringence (ECB), and a Field Sequential Color Active Matrix EL. These technologies have been completed and constructed in manufacturing and are being sold to customers. Approximately $1,300 of the $8,300 purchase price allocation related to this Fast Switching project. The major assumption associated with this allocation amount was that revenues would increase to $26,000 in 2004. The impact on operations from this project has not been material to date.

  The Miniature Display Project is a co-development activity with an outside company to create a commercially viable "miniature display" system. The system will use optics to create a large "virtual" display by projecting the image generated by a miniature AMLCD into the user's eye. Standish Industries' contribution was to develop a Liquid Crystal on Silicon (LCOS) display and the process by which silicon can be fabricated into an LCD. Changing the fabrication material of an LCD from all glass to both silicon and glass presents particular challenges in the processing phase. At the time of purchase, prototype LCOS displays had been produced, however, none of the prototypes met the criteria necessary to offer the system for sale to a customer. The project was completed December 31, 1998. Approximately $1,000 of the $8,300 purchase price allocation related to this project. The major assumption underlying this allocation was that related revenues would reach $15,000 in 2005, based upon annual revenue increases of approximately $3,000 per year. On October 5, 1998 the Company signed a value-added distribution partnership agreement with a third party to provide full-color, high resolution, and full-motion micro display solutions for select military, industrial, and commercial markets. The Company will market, distribute, sell and support the third party's proprietary microdisplay technology, and may also choose to manufacture the Dynamic Nematic Liquid Crystal on Silicon (DNLCOS) based products for its customers' critical needs. The impact of this project on operations has not been material to date.

NOTE 6  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consists of:

                                                            1999       1998
--------------------------------------------------------------------------------
Land                                                        $    115   $    115
Building and improvements                                      3,731      3,731
Machinery and equipment                                       34,693     31,164
                                                            --------   --------
  Total property, plant and equipment                         38,539     35,010
Less accumulated depreciation                                (22,294)   (18,321)
                                                            --------   --------
  Net property, plant and equipment                         $ 16,245   $ 16,689
                                                            ========   ========

--------------------------------------------------------------------------------

NOTE 7  BORROWINGS

Line of credit

The Company has two bank lines of credit, which allow for total borrowings up to $20,000. The lines bear interest at the LIBOR rate plus 125 basis points (6.6% at September 24, 1999) or the prime rate plus 1% (8.3% at September 24, 1999) and are unsecured with a negative pledge on accounts receivable and inventories. The agreements will expire in May 2000. There were $0 and $10,000 of borrowings outstanding on these lines at September 24, 1999 and September 25, 1998, respectively. The Company was in violation of certain financial covenants under both lines of credit as of September 24, 1999. The banks have waived these covenant violations.

Long-term debt

The Company has entered into credit facilities with financial institutions to finance equipment purchases. These loans are secured by the financed equipment and bear interest at an average rate of 6.4%. As of September 24, 1999 and September 25, 1998, the company has $17,377 and $4,021 outstanding under these loans. Aggregate maturities over the next five years are $1,778 in 2000, $1,893 in 2001, $2,018 in 2002, $2,150 in 2003 and $2,291 in 2002. Covenants under these agreements are not considered restrictive to normal operations.

NOTE 8  OTHER CURRENT LIABILITIES

Other current liabilities consist of:

                                                               1999      1998
--------------------------------------------------------------------------------
Warranty reserve                                               $1,443    $1,153
Income taxes payable                                                -     1,344
Deferred income taxes                                             325       433
Other                                                           1,594     1,307
                                                               ------    ------
 Total                                                         $3,362    $4,237
                                                               ======    ======

--------------------------------------------------------------------------------

NOTE 9  INCOME TAXES

The components of income (loss) before income taxes consist of the following:

                                                    1999       1998      1997
--------------------------------------------------------------------------------
Domestic                                           $(8,958)   $10,235   $(8,803)
Foreign                                              1,837      1,669     8,293
                                                   -------    -------   -------
  Total                                            $(7,121)   $11,904   $  (510)
                                                   =======    =======   =======

--------------------------------------------------------------------------------

  The following table summarizes the provision for US federal, state and foreign taxes on income:

                                                       1999     1998      1997
--------------------------------------------------------------------------------
Current:
  Federal                                            $   176   $  550   $   266
  State                                                  238      248       242
  Foreign                                              1,087      541     2,425
                                                     -------   ------   -------
                                                       1,501    1,339     2,933
                                                     -------   ------   -------
Deferred:
  Federal                                             (2,951)   1,324    (3,638)
  State                                                 (350)     150         -
  Foreign                                               (196)     140       (79)
                                                     -------   ------   -------
                                                      (3,497)   1,614    (3,717)
                                                     -------   ------   -------
                                                     $(1,996)  $2,953   $  (784)
                                                     =======   ======   =======

  The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                                     1999      1998     1997
------------------------------------------------------------------------------
Computed statutory rate                             (34.0)%    34.0%   (34.0)%
State income taxes, net of federal tax benefits       2.7       1.4    (23.7)
Effect of foreign tax rates                           0.4       1.7    (97.6)
Permanent differences resulting
 from purchase accounting                             3.6      (1.0)    24.0
Change in valuation reserve                          (3.9)     (9.2)    37.6
State tax impact for reversal of
 intangible basis differences                           -      (2.2)       -
Benefit of tax exempt interest earned                (0.1)     (0.1)   (59.6)
Other, net                                            3.3       0.2     (0.4)
                                                   ------      ----   -------
Effective tax rate                                  (28.0)%    24.8%  (153.7)%
                                                   ======      ====   =======

--------------------------------------------------------------------------------
  The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 24, 1999 and September 25, 1998 were as follows:

                                                                1999      1998
--------------------------------------------------------------------------------
Deferred tax assets:
Inventory valuation reserve                                  $ 1,948   $ 1,705
Loss on investment                                             2,077         -
Other reserves and liabilities                                 1,332     1,229
Restructuring charges                                            490         -
Intangibles                                                      215        75
Capital loss carryforwards                                       511       578
General business credits                                         480       480
Net operating loss carryforwards                               1,336     1,734
Foreign tax credits                                              762       287
                                                             -------   -------
  Gross deferred tax assets                                    9,151     6,088
Valuation allowance                                           (2,327)   (2,563)
                                                             -------   -------
  Deferred tax assets                                          6,824     3,525
Deferred tax liabilities:
Inventory valuation reserve                                     (325)     (433)
Accumulated depreciation                                        (680)     (682)
Operating reserves                                              (145)     (233)
                                                             -------   -------
  Deferred tax liabilities                                    (1,150)   (1,348)
                                                             -------   -------
Net deferred tax asset                                       $ 5,674   $ 2,177
                                                             =======   =======

--------------------------------------------------------------------------------

  The deferred tax assets and liabilities are recorded in the following balance sheet accounts:


                                                               1999      1998
--------------------------------------------------------------------------------
Other current assets                                         $6,352    $3,525
Other current liabilities                                      (325)     (433)
Long-term deferred taxes                                       (353)     (915)
                                                             ------    ------
  Total                                                      $5,674    $2,177
                                                             ======    ======

-------------------------------------------------------------------------------

  During fiscal years 1999, 1998, and 1997 the Company recognized tax benefits of $22, $93, and $37, respectively, related to differences between financial and tax reporting of stock option transactions. This difference was credited to common stock.

  The Company has established a valuation allowance for certain deferred tax assets, including net operating loss and tax credit carryforwards. SFAS No. 109 requires that such a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. For fiscal year 1999 and 1998, the valuation reserve decreased by $236 and $1,097, respectively.

  At September 24, 1999, the Company had net operating loss carryforwards of approximately $3,470 available to reduce future federal taxable income. The carryforwards expire at various dates through 2004. Utilization of the carryforwards is subject to certain limitations due to the change in ownership of the Company, which occurred in conjunction with the acquisition of its Finland operation. As a result of the acquisition, utilization of available net operating loss carryforwards is limited to approximately $2,060 per year.

NOTE 10  SHAREHOLDERS' EQUITY

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock at $.01 par value. At September 24, 1999, no shares of preferred stock have been issued; however, 200,000 shares of Series D Junior Participating Preferred Stock have been reserved for issuance in connection with the Company's Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

Stock options

In fiscal 1994, the Company adopted the 1993 Stock Incentive Plan, which provides for the granting of options to buy shares of Common Stock. These options are intended to either qualify as "incentive stock options" under the Internal Revenue Code or "non-qualified stock options" not intended to qualify. Under the 1993 plan, options generally become exercisable 25% one year after grant and 6.25% per quarter thereafter, and expire ten years after grant. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. The Company reserved 1,200,000 shares of common stock for issuance under this plan. During fiscal 1999, the Company adopted the 1999 Non Qualified Stock Option Plan with the same provisions and guidelines as the aforementioned 1993 plan. The Company reserved 100,000 shares of common stock for issuance under this plan. The option price under all plans is the fair market value as of the date of the grant. Total shares reserved under these plans are 2,118,000 shares.

  The Company also adopted a 1993 stock option plan for Nonemployee Directors that provides an automatic annual grant to each outside director of the Company. Total annual grants under this plan cannot exceed 60,000 shares per year.

  Information regarding these option plans is as follows:

                                               Number of   Weighted Average
                                                  Shares      Option Prices
--------------------------------------------------------------------------------
Options outstanding at
September 27, 1996                             1,171,864             $ 9.42
  Granted                                        271,450              13.46
  Exercised                                      (71,916)              3.28
  Canceled                                       (10,074)             13.44
                                               ---------             ------
Options outstanding at
September 26, 1997                             1,361,324              10.49
  Granted                                        389,700              11.39
  Exercised                                     (114,489)              6.26
  Canceled                                      (101,371)             12.11
                                               ---------             ------
Options outstanding at
September 25, 1998                             1,535,164              10.92
  Granted                                        818,350               6.39
  Exercised                                      (38,614)              3.59
  Canceled                                       (92,220)              9.67
                                               ---------             ------
Options outstanding at
September 24, 1999                             2,222,680             $ 9.04
                                               =========             ======

Exercisable at September 24, 1999              1,140,524
                                               =========

--------------------------------------------------------------------------------

Statement of Financial Accounting Standards No. 123

During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which defines a fair value based method of accounting for an employee stock option or similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB

Opinion No. 25. The Company has computed, for pro forma disclosure purposes, the value of all options granted during 1999, 1998 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:


                                                         1999   1998   1997
--------------------------------------------------------------------------------
Risk free interest rate                                   6.0%   4.5%   6.0%
Expected dividend yield                                     -      -      -
Expected lives (in years)                                 4.2    4.2    4.2
Expected volatility                                      65.0%  54.6%  55.7%

--------------------------------------------------------------------------------

  Using the Black-Scholes methodology, the total value of options granted during fiscal 1999, 1998 and 1997 was $3,335, $2,579 and $1,363, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during fiscal 1999, 1998 and 1997 was $6.39 per share, $11.39 per share and $13.46 per share, respectively. If the Company accounted for its stock based compensation plans in accordance with SFAS No 123, the Company's net income and net income per share would approximate the pro forma disclosures below:


                                1999                 1998             1997
                             As       Pro         As      Pro       As      Pro
                       Reported     Forma   Reported    Forma Reported    Forma
--------------------------------------------------------------------------------
Net income (loss)       $(5,125)  $(6,896)    $8,951   $7,720    $ 274   $ (581)
Net income (loss)
 per share (diluted)    $ (0.48)  $ (0.65)    $ 0.81   $ 0.70    $0.02   $(0.05)

--------------------------------------------------------------------------------

  The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

  The following table summarizes information about stock options and grants outstanding at September 24, 1999:


                      Options Outstanding                Options Exercisable
-----------------------------------------------------------------------------
                                    Weighted
                       Weighted   Average of  Weighted    Number of  Weighted
                         Number    Remaining   Average       Shares   Average
Range of            Outstanding  Contractual  Exercise  Exercisable  Exercise
Exercise Prices      at 9/24/99         Life     Price   at 9/24/99     Price
-----------------------------------------------------------------------------
$ 0.00 - $ 7.88         826,624         7.89    $ 4.72      239,924    $ 3.73
$ 8.00 - $11.50         797,242         7.89      9.90      426,182     10.05
$12.00 - $23.38         598,814         7.06     13.84      474,418     13.99
---------------       ---------         ----    ------    ---------    ------
$ 0.00 - $23.38       2,222,680         7.67    $ 9.04    1,140,524    $10.36
===============       =========         ====    ======    =========    ======
-----------------------------------------------------------------------------

Performance restricted stock

The 1996 Stock Incentive Plan provides for the issuance of restricted stock to employees. The shares issued vest over a two to five year period, based on the attainment of specified performance measures or the passage of time. In the event the performance measures are not met, any unvested shares would vest at the end of ten years. Data relative to shares awarded is presented below:

                                                       1999     1998    1997
--------------------------------------------------------------------------------
Number of shares awarded                            142,400   80,000       -
Fair value of restricted stock
 granted during the year                           $  1,061  $   920  $    -
--------------------------------------------------------------------------------
Employee Stock Purchase Plan

In fiscal 1995, the Company adopted the 1994 Employee Stock Purchase Plan, which provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company's Common Stock at 85 percent of the fair market value at specific dates. At September 24, 1999, 117,246 shares remain available for purchase through the plan and there were 790 employees eligible to participate in the plan, of which 161, or 20.4%, were participants. Employees purchased 67,211 shares, at an average price of $6.02 per share during the year. Total receipts to the Company were $408. Since the plan is noncompensatory, no charges to operations have been recorded.

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

NOTE 11  COMMITMENTS

Most of the Company's office and manufacturing facilities are subject to long-term operating leases. In addition, regional sales offices and automobiles are subject to leases with terms ranging from one to twelve months.

  At September 24, 1999, the minimum annual operating lease payments are:
Fiscal year ending in September:
--------------------------------------------------------------------------------

2000                                                             $    1,451
2001                                                                  1,414
2002                                                                  1,335
2003                                                                  1,010
2004                                                                  1,020
Thereafter                                                            2,130
                                                                 ----------
                                                                 $    8,360
                                                                 ==========

--------------------------------------------------------------------------------

  Total rent expense was $2,268, $2,344 and $1,920 for the years ended September 24, 1999, September 25, 1998 and September 26, 1997, respectively.

NOTE 12  BUSINESS SEGMENTS

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", as of the fiscal year ended September 24, 1999. Information presented for earlier years has been restated for comparative purposes.

  The Company is organized based upon the products and services that it offers. Under this organizational structure, the Company operates in three main segments: Components, Federal and Flat Candle. Components derive revenue primarily through the development and marketing of electroluminescent displays, liquid crystal displays and color active matrix liquid crystal displays. Federal derives revenue from the development and marketing of high performance taut shadow mask cathode ray tubes and color active matrix liquid crystal displays. Flat Candle derives revenues from the sale of backlights. No single customer provides 10% or more of the Company's revenues.

  The information provided below is obtained from internal information that is provided to the Company's chief operating decision-maker for the purpose of corporate management. Research and development expenses for future products are allocated to the segments based upon a percentage of sales. Depreciation expense, interest expense, interest income, other non-operating items and income taxes by segment are not included in the internal information provided to the chief operating decision-maker and are therefore not presented below. Inter-segment sales are not material and are included in net sales to external customers below.


                                                    1999        1998       1997
--------------------------------------------------------------------------------
 Net sales to external
 customers (by segment):
  Components                                    $104,240    $113,890    $76,759
  Federal                                         17,888      13,744     11,925
  Flat Candle                                        786       1,381        166
                                                --------    --------    -------
   Total sales                                  $122,914    $129,015    $88,850
                                                ========    ========    =======
Net sales to external
 customers (by geography):
  United States                                 $ 97,665    $102,557    $65,216
  Other                                           25,249      26,458     23,634
                                                --------    --------    -------
   Total sales                                  $122,914    $129,015    $88,850
                                                ========    ========    =======
Operating income (loss):
  Components                                    $  1,395    $ 11,091    $ 6,032
  Federal                                         (2,349)        979      1,136
  Flat Candle                                       (709)       (243)      (258)
  Restructuring charges                           (1,488)          -          -
  Purchased research and development expense           -           -     (8,305)
                                                --------    --------    -------
   Total operating income (loss)                $ (3,151)   $ 11,827    $(1,395)
                                                ========    ========    =======

  Certain facility, information systems and other expenses are incurred by Corporate and allocated to the segments based on a percentage of sales. The assets and related capital expenditures of Flat Candle are not reported separately and are included within Federal.

                                                     1999       1998       1997
-------------------------------------------------------------------------------
 Segment assets:
  Components                                     $ 92,070   $100,807   $ 96,654
  Federal                                          19,701     17,822     17,542
                                                 --------   --------   --------
   Total assets                                  $111,771   $118,629   $114,196
                                                 ========   ========   ========
Long-lived assets:
  United States                                  $ 90,501   $ 92,659   $ 84,553
  Finland                                          14,918     22,445     24,608
  Deferred tax assets                               6,352      3,525      5,035
                                                 --------   --------   --------
   Total assets                                  $111,771   $118,629   $114,196
                                                 ========   ========   ========
Capital expenditures:
  Components                                     $  2,993   $  3,500   $  2,289
  Federal                                           1,804        496        222
                                                 --------   --------   --------
   Total capital expenditures                    $  4,797   $  3,996   $  2,511
                                                 ========   ========   ========

--------------------------------------------------------------------------------

NOTE 13  401(K) AND PROFIT SHARING

All employees in North America over 21 years of age who have completed at least three months of service are eligible to participate in the 401(k) savings and profit sharing plan. Employees can contribute up to 15% of their gross pay subject to statutory maximums. The Company matches 55% of the first 10% of each participating employee's contributions, also subject to statutory maximums. Employer contributions vest over four years. The 401(k) plan expense amounted to $873, $666 and $466 for the years ended September 24, 1999, September 25, 1998 and September 26, 1997, respectively.

NOTE 14  COMPREHENSIVE INCOME (LOSS)

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal year 1999. SFAS No. 130 establishes new rules for the reporting of comprehensive income (loss) and its components, but has no impact on the Company's net income (loss) or total shareholders' equity. Comprehensive income (loss) and its components were as follows:

                                                                 1999       1998       1997
-------------------------------------------------------------------------------------------
Net income (loss) (net of  tax of $(1,996), $2,953 and
 $(784), respectively)                                        $(5,125)   $ 8,951    $   274
Other comprehensive  income (loss):
  Currency translation adjustment (net of tax
   $(1,175), $453 and $(1,511), respectively)                  (3,061)     1,180     (3,936)
  Unrealized gain (loss) on available for sale securities
   (net of tax of $0, $(3), and $7, respectively)                   -         (7)        17
                                                              -------    -------    -------
Total comprehensive
 income (loss)                                                $(8,186)   $10,124    $(3,645)
                                                              =======    =======    =======

NOTE 15  SUBSEQUENT EVENT

The Company intends to record charges related to inventory up to $1,700 in the first quarter of 2000. Such charges are due to a management decision to discontinue certain products and record potential reserves for other products.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


Part III
--------

Item 10. Directors and Executive Officers of Planar Systems, Inc.

     The information set forth under the captions "Election of Directors" and "Management" in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 3, 2000, is incorporated by reference into this Report.

Item 11. Executive Compensation

     The information set forth under the caption "Executive Compensation" in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 3, 2000, is incorporated by reference into this Report.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Stock Owned by Management and Principal Shareholders" in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 3, 2000, is incorporated by reference into this Report.

Item 13: Certain Relationships and Related Transactions

The Company owns a 20% interest in dpiX Holding Company LLC, which owns an 80.1% interest of dpiX LLC. The Company paid $5.0 million for its interest in dpiX Holding Company LLC. During fiscal 1999 the Company purchased $4.5 million of components from dpiX LLC and dpiX LLC purchased $700,000 of components from the Company. As of September 24, 1999 the Company had accounts receivable due from dpiX LLC of $100,000 and accounts payable due to dpiX LLC of $800,000.

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

(b) Reports on 8-K

    Form 8-K/A filed on September 17, 1999 providing the financial information required for the dpiX LLC transaction.







(c) Exhibits

Exhibit
Number         Title
--------------------------------------------------------------

3.1  Second Restated Articles of Incorporation of Planar Systems, Inc./(1)/

3.2  Second Restated Bylaws of Planar Systems, Inc., as amended

3.3 Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc./(2)/

4.1  Specimen stock certificate/(1)/

4.4 Rights Agreement dated as of February 1, 1996 between Planar Systems, Inc. and First Interstate Bank of Oregon, N.A./(3)/

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

10.3 1993 Stock Option Plan for Nonemployee Directors/(1)/

10.4 1993 Incentive Stock Option Plan/(1)/

10.5 1994 Employee Stock Purchase Plan/(4)/

10.6 Lease agreement dated as of September 30, 1993 between Science Park Limited Partnership I and Planar Systems, Inc./(1)/

10.7 Lease agreement dated as of May 20, 1998 between Metra Corporation and
Planar International, Ltd   (English translation)/(8)/

10.8 Lease agreement dated as of August 26, 1994 between Tektronix, Inc. and Planar Systems, Inc./(5)/

10.9 Asset Purchase Agreement dated August 26, 1994 between Tektronix, Inc. and Tektronix Federal Systems, Inc. and Planar Systems, Inc and Planar Advance/(5)/

10.10 Stock Purchase Agreement dated August 25, 1997 by and among Planar Systems, Inc., Standish Industries, Inc., Standish International, Inc., Charles
P. Hoke, Elizabeth A. Hoke and William R. Steinmetz, Trustee of the Steven Hoke Management Trust, the Catherine Hoke Management Trust, the Lauren Hoke Management Trust and the Charles D. Hoke Management Trust ('the Agreement") (certain schedules to the Agreement and its exhibits are omitted)./(6)/

10.11  Amendment to Stock Purchase Agreement dated August 26, 1997/(6)/

10.12  1996 Stock Incentive Plan/(7)/

10.13 Lease agreement dated May 30, 1997 between Pacific Realty Associates, L.P. and Planar America, Inc./(7)/

10.14 Agreement and Plan of Merger dated as of May 13, 1999 by and among dpiX, Inc., Xerox Corporation and New dpiX LLC/(9)/

10.15 Credit Agreement between Planar Systems, Inc. and Norwest Bank Wisconsin, National Association dated July 29, 1999/(10)/

10.16 Employment Agreement between Planar Systems, Inc. and James M. Hurd dated as of April 30, 1999/(10)/

10.17 Planar Systems, Inc. Nonqualified Stock Option Agreement between Planar Systems, Inc. and William D. Walker dated as of May 13, 1999/(10)/

10.18 Executive Employment Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 24, 1999

10.19 Restricted Stock Award Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 24, 1999

10.20 Nonqualified Stock Option Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 27, 1999

10.21 Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999

10.22 Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999

10.23  Planar Systems, Inc. 1999 Nonqualified Stock Option Plan

10.24  Planar Systems, Inc. Deferred Compensation Plan

21     Subsidiaries of Planar Systems, Inc.

23     Consent of KPMG LLP

24     Power of Attorney (included on Signature Page)

27     Financial Data Schedule

/(1)/ Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.
/(2)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 27, 1996.
/(3)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on February 21, 1996.
/(4)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1994.
/(5)/ Incorporated by reference to the Company's Current Report on Form 8-K filed as of September 12, 1994.
/(6)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on October 10, 1997.
/(7)/ Incorporated by reference to the Company's Annual report on form 10-K for the year ended September 26, 1997.
/(8)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 25, 1998.
/(9)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on July 20, 1999.
/(10)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PLANAR SYSTEMS, INC.
December 22, 1999                   By: /s/ JACK RAITON
                                        ---------------
                                    Jack Raiton
                                    Vice President
                                    Chief Financial Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Balaji Krishnamurthy and Jack Raiton, and each of them singly, as his true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ BALAJI KRISHNAMURTHY       President, Chief Executive Officer,              December 22, 1999
-----------------------------
Balaji Krishnamurthy            Director (Principle Executive Officer)

/s/ JACK RAITON                Vice President, Chief Financial Officer,         December 22, 1999
-----------------------------
Jack Raiton                     (Principle Financial and Accounting Officer)

/s/ WILLIAM D. WALKER          Chairman of the Board                            December 22, 1999
-----------------------------
William D. Walker

                               Director                                         December 22, 1999
-----------------------------
James M. Hurd

/s/ HEINRICH STENGER           Director                                         December 22, 1999
-----------------------------
Heinrich Stenger

/s/ E. KAY STEPP               Director                                         December 22, 1999
-----------------------------
E. Kay Stepp

/s/ J. KENNETH STRINGER III    Director                                         December 22, 1999
-----------------------------
J. Kenneth Stringer III

/s/ GREGORY H. TURNBULL        Director                                         December 22, 1999
-----------------------------
Gregory H. Turnbull

/s/ STEVEN E. WYNNE            Director                                         December 22, 1999
-----------------------------
Steven E. Wynne