Form 10-Q
period 1999-12-31
PLANAR SYSTEMS INC
filed 2000-02-14
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________________________________________________


Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the Quarter Ended December 31, 1999    Commission File No.  0-23018


________________________________________________________________________________


PLANAR SYSTEMS, INC.
(exact name of registrant as specified in its charter)

Oregon                                         93-0835396
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1400 NW Compton Dr., Beaverton, Oregon         97006
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

                             X   Yes       ___ No
                           -----


           Number of common stock outstanding as of February 2, 2000
                   10,586,396 shares, no par value per share

PLANAR SYSTEMS, INC.

                                     INDEX

                                                                            Page
Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Operations for the Three Months Ended
December 31, 1999 and December 25, 1999                                        3

Consolidated Balance Sheets as of December 31, 1999 and September
24, 1999                                                                       4

Consolidated Statements of Cash Flows for the Three Months Ended
December 31, 1999 and December 25, 1999                                        5

Notes to Consolidated Financial Statements                                     6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     10

Part II. Other Information

Item 2. Changes in securities                                                 13
Item 5. Other information                                                     13
Item 6. Exhibits and Reports on Form 8-K                                      15

Signatures                                                                    16

                         Part 1. FINANCIAL INFORMATION


Item 1. Financial Statements

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                       Three Months Ended
                                                  December 31,    December 25,
                                                     1999              1998
                                                 -------------    ------------
Sales                                                  $38,592         $30,476
Cost of sales                                           28,932          21,220
                                                 -------------    ------------
Gross profit                                             9,660           9,256
                                                 -------------    ------------

Operating expenses:
  Research and development, net                          3,073           2,623
  Sales and marketing                                    2,756           2,886
  General and administrative                             2,824           2,362
                                                 -------------    ------------
       Total operating expenses                          8,653           7,871
                                                 -------------    ------------

Income from operations                                   1,007           1,385
                                                 -------------    ------------

Non-operating income (expense):
  Interest, net                                           (115)            (73)
  Foreign exchange, net                                    529              (7)
                                                 -------------    ------------
       Total non-operating income (expense)                414             (80)
                                                 -------------    ------------

Income before income taxes                               1,421           1,305
Provision for income taxes                                 397             365
                                                 -------------    ------------
Net income                                             $ 1,024         $   940
                                                 =============    ============


Basic net income per share                               $0.10           $0.09

Average shares outstanding - basic                      10,572          10,757

Diluted net income per share                             $0.10           $0.09

Average shares outstanding - diluted                    10,605          10,975

See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                          Consolidated Balance Sheets
                                (In thousands)

                     ASSETS
                                                December 31,     September 24,
                                                    1999             1999
                                               --------------    -------------
                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                          $ 18,516         $ 17,795
  Short-term investments                                   --            2,010
  Accounts receivable, net                             20,648           20,982
  Inventories                                          26,534           25,373
  Other current assets                                 10,246           10,623
                                               --------------     ------------
          Total current assets                         75,944           76,783

  Property, plant and equipment, net                   15,695           16,245
  Goodwill                                              3,857            4,000
  Other assets                                         15,552           14,743
                                               --------------     ------------
                                                     $111,048         $111,771
                                               ==============     ============

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 10,593         $ 11,513
  Accrued compensation                                  4,180            3,975
  Current portion of long-term debt                     1,806            1,778
  Deferred revenue                                      1,761            1,301
  Other current liabilities                             3,157            3,362
  Current portion of excess fair market
    value of acquired net assets over
    purchase price                                        476              476
                                               --------------     ------------
          Total current liabilities                    21,973           22,405

Long-term debt, net of current portion                 15,137           15,599
Other long-term liabilities                               801            1,023
                                               --------------     ------------
          Total liabilities                            37,911           39,027
                                               --------------     ------------

Shareholders' equity:
  Common stock                                         75,878           75,319
  Retained earnings                                     6,733            5,709
  Accumulated other comprehensive loss                 (9,474)          (8,284)
                                               --------------    -------------
          Total shareholders' equity                   73,137           72,744
                                               --------------    -------------
                                                     $111,048         $111,771
                                               ==============    =============

See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                           Three Months Ended
                                                                 December 31, 1999      December 25, 1998
                                                                -------------------    -------------------
Cash flows from operating activities:
Net income                                                               $ 1,024                $   940
Adjustments to reconcile net income to net cash
   used in operating activities:
  Depreciation and amortization                                            1,167                  1,534
  Amortization of excess market value of acquired
    net assets over purchase price                                          (119)                  (119)
  Deferred taxes                                                            (334)                    --
  Foreign exchange (gain) loss                                              (529)                     7
  Decrease in accounts receivable                                            158                     15
  Increase in inventories                                                 (1,494)                (1,248)
  Increase in other current assets                                          (922)                  (120)
  Decrease in accounts payable                                              (864)                  (576)
  Increase (decrease) in accrued compensation                                367                   (557)
  Increase in deferred revenue                                               549                    100
  Increase (decrease) in other current liabilities                           689                 (1,015)
                                                                -------------------    -------------------
Net cash used in operating activities                                       (308)                (1,039)
                                                                -------------------    -------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                 (733)                (1,592)
  Equipment and rent deposits                                               (851)                   173
  Increase in other long-term liabilities                                     59                     48
  Net sales of short-term investments                                      2,010                     --
  Net purchases of long-term investments                                     (35)                  (822)
                                                                -------------------    -------------------
Net cash provided by (used in) investing activities                          450                 (2,193)
                                                                -------------------    -------------------

Cash flows from financing activities:
  Net proceeds (payments) of long-term debt                                 (434)                14,723
  Net payments of short-term debt                                             --                 (5,000)
  Net proceeds under long-term accounts receivable                            77                     17
  Stock repurchase                                                            --                 (1,481)
  Net proceeds from issuance of capital stock                                559                    294
                                                                -------------------    -------------------
Net cash provided by financing activities                                    202                  8,553
                                                                -------------------    -------------------

Effect of exchange rate changes                                              377                     (6)
                                                                -------------------    -------------------

Net increase in cash and cash equivalents                                    721                  5,315

Cash and cash equivalents at beginning of period                          17,795                 23,426
                                                                -------------------    -------------------

Cash and cash equivalents at end of period                               $18,516                $28,741
                                                                ===================    ===================

See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)
                                  (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in connection with the Company's audited financial statements for the year ended September 24, 1999.

Note 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:


                              December 31, 1999       September 24, 1999
                            --------------------     --------------------
                                (Unaudited)
    Raw materials                       $15,657                  $16,632
    Work in process                       6,370                    4,058
    Finished goods                        4,507                    4,683
                            --------------------     --------------------
                                        $26,534                  $25,373
                            ====================     ====================

Inventory reserves for estimated inventory obsolescence were $3,944 and $4,283 as of December 31, 1999 and September 24, 1999, respectively. Included in cost of sales are $1,115 and $419 of charges related to inventory obsolescence reserves for the three month periods ended December 31, 1999, and December 25, 1998, respectively.

Note 3 - OTHER ASSETS

Included in other assets of $15,552 and $14,743 as of December 31, 1999 and September 24, 1999, respectively, are assets associated with the implementation of a new production facility and equipment which had not been placed in service as of December 31, 1999 and September 24, 1999 in the amounts of $14,909 and $13,982, respectively.

Note 4 - RESEARCH AND DEVELOPMENT COSTS

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

                                             Three Months Ended
                                    December 31, 1999    December 25, 1998
                                   -------------------  -------------------

Research and development                 $ 2,948               $ 3,057
Product engineering                        1,668                 2,091
                                   -------------------  -------------------
  Total expense                            4,616                 5,148
Contract funding                          (1,543)               (2,525)
                                   -------------------  -------------------
  Research and development, net          $ 3,073               $ 2,623
                                   ===================  ===================


Note 5 - RESTRUCTURING CHARGES

In the fourth quarter of fiscal year 1999, the Company began to implement a series of actions intended to align operations with current market conditions and to improve the profitability of its operations. As a result of these actions, the Company incurred a restructuring charge of $1,488. These actions included a workforce reduction of 18 people and the write-off of prepaid royalties. In addition, the Company intends to sell Planar Flat Candle, Inc., a wholly owned subsidiary that manufactures and sells backlights for liquid crystal displays. Management expects the actions to be completed by the end of fiscal year 2000 and expects that cash of $243 will be used in connection with severance benefits.

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

The Company also recorded additional severance charges of $188 related to headcount reductions. In addition, a charge of $163 was recorded related to prepaid royalties, which were impaired due to lower than expected future sales. The fair value of the asset was determined through the calculation of the net present value of discounted cash flows expected to be provided by the asset. These amounts were recorded as restructuring charges in the Consolidated Statement of Operations.

The restructuring charges incurred affected the Company's financial position as follows:

                                                                    Accrued
                          Inventories   Other Assets   Goodwill   Compensation
                          -----------   ------------   --------   ------------
Original Charge              $ 237          $ 229        $ 651        $ 371
   Cash paid out                --             --          --         (128)
   Non-cash write-offs        (237)          (229)        (651)          --
                            --------       --------     -------     --------

Balance as of
 September 24, 1999             --             --          --           243
    Cash paid out               --             --          --           (56)
                            --------       --------     -------     --------
Balance as of
 December 31, 1999           $  --          $  --       $  --         $ 187
                            ========       ========     =======     ========

During fiscal year 2000, the Company has paid cash of $56 related to employee severance. The remaining amounts are expected to be paid by the end of fiscal year 2000.


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


Note 7 - NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 33 and 218 for the quarters ended December 31, 1999 and December 25, 1998, respectively, were used in the calculations of diluted earnings per share.


Note 8 - COMPREHENSIVE INCOME

The comprehensive loss was $166 for the quarter ended December 31, 1999 and the comprehensive income was $915 for the same quarter last fiscal year.


Note 9 - Business Segments

The Company is organized based upon the products and services that it offers. Under this organizational structure, the Company operates in three main segments: Components, Federal and Flat Candle. Components derives revenue primarily through the development and marketing of electroluminescent displays, liquid crystal displays and color active matrix liquid crystal displays. Federal derives revenue from the development and marketing of high performance taut shadow mask cathode ray tubes and color active matrix liquid crystal displays. Flat Candle derives revenues from the sale of backlights.

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

                                                 Three Months Ended
                                        December 31, 1999   December 25, 1998
                                        -----------------   -----------------
Net sales to external customers (by
 segment):

 Components                                   $31,012             $25,736
 Federal                                        7,383               4,442
 Flat Candle                                      197                 298
                                              -------             -------

  Total sales                                 $38,592             $30,476
                                              =======             =======


Income (loss) from operations:
 Components                                   $ 1,514             $   914
 Federal                                         (388)                580
 Flat Candle                                     (119)               (109)
                                              -------             -------

  Total income from operations                $ 1,007             $ 1,385
                                              =======             =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended September 24, 1999.

RESULTS OF OPERATIONS

  Sales

The Company's sales of $38.6 million in the first quarter of 2000 increased $8.1 million or 26.6% as compared to $30.5 million in the first quarter of 1999. The increase in sales was principally due to higher sales of $5.3 million and $2.9 million within the Components and Federal segments, respectively. EL and AMLCD sales volumes have increased significantly over the prior year due to robust end user sales. Sales growth has also occurred within the medical, industrial and transportation markets.

International sales, increased by 8.9% to $7.4 million in the first quarter of 2000 as compared to $6.8 million recorded in the same quarter the prior year. The increase in international sales was due primarily to increased sales in existing product lines in the Company's foreign markets. As a percentage of total sales, international sales decreased to 19.1% in the first quarter of 2000 as compared to 22.3% in same quarter for the prior year. The decline in international sales as a percentage of total sales was mainly attributable to the overall increase in sales.

  Gross Profit

The Company's gross margin as a percentage of sales decreased to 25.0% in the first quarter of 2000 from 30.4% in the first quarter of 1999. This decrease was largely attributable to $1.5 million of cost of sales charges related to streamlining of the product portfolio and continuing manufacturing issues associated with both the commercial and military avionics AMLCD products.

  Research and Development

Research and development expenses increased $450,000 or 17.2% to $3.1 million in the first quarter of 2000 from $2.6 million in the same quarter in the prior year. The increase is due primarily to the receipt of $982,000 less in contract funding in the first quarter of 2000 as compared to the first quarter of 1999. This decrease in contract funding was offset in part by lower product engineering costs of $481,000 associated with AMLCD products in both the commercial and military avionics businesses.

  Sales and Marketing

Sales and marketing expenses decreased $130,000 or 4.5% to $2.8 million in the first quarter of 2000 as compared to $2.9 million in the same quarter of the prior year. As a percentage of sales, sales and marketing expenses decreased to 7.1% in the first quarter of 2000 from 9.5% in the same quarter of the prior year due to higher expenses and lower sales levels in the first quarter of 1999.

  General and Administrative

General and administrative expenses increased $462,000 or 19.6% to $2.8 million in the first quarter of 2000 from $2.4 million in the same period from the prior year. The increase in general and administrative expenses was primarily due to increased personnel costs. As a percentage of sales, general and administrative expenses decreased to 7.3% in the first quarter of 2000 from 7.8% in the same period from the prior year.

  Restructuring Charges

In the fourth quarter of fiscal year 1999, the Company began to implement a series of actions intended to align operations with current market conditions and to improve the profitability of its operations. As a result of these actions, the Company incurred a restructuring charge of $1.5 million. These actions include a workforce reduction of 18 people and the write-off of prepaid royalties. In addition, the Company intends to sell Planar Flat Candle, Inc., a wholly owned subsidiary that manufactures and sells backlights for liquid crystal displays. Management expects the actions to be completed by the end of fiscal year 2000 and expects that cash of $243,000 will be used in connection with severance benefits.

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

The Company recorded additional severance charges of $188,000 related to headcount reductions. In addition, a charge of $163,000 was recorded related to prepaid royalties, which were impaired due to lower than expected future sales associated with certain products covered by the royalty agreement. The fair value of the asset was determined through the calculation of the net present value of discounted cash flows expected to be provided by the asset. These amounts were recorded as restructuring charges in the Consolidated Statement of Operations.

During fiscal year 2000, the Company has paid cash of $56,000 related to employee severance. The remaining amounts of severance are expected to be paid by the end of fiscal year 2000.

  Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. Net interest expense increased from $73,000 in the first quarter of 1999 to $115,000 in the first quarter of 2000 due to lower cash balances earning interest income and higher interest expense due to increased borrowings. The Company has increased its borrowings to finance equipment purchases associated with a new production facility.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash accounts denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a gain of $529,000 in the first quarter of 2000, as compared to a loss of $7,000 in the first quarter of 1999. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company conducts business.

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

  Provision for Income Taxes

The Company's effective tax rate for the quarters ended December 31, 1999 and December 25, 1998 was 28%. The effective tax rate of 28% is due to the relative profitability of the U.S. and foreign entities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $308,000 and $1.0 million in the first quarter of 2000 and 1999, respectively. The net cash used in operations of $308,000 in the first quarter of 2000 primarily resulted from the change in deferred taxes, the foreign exchange gain, and changes in other balance sheet accounts.

Additions to plant and equipment were $733,000 in the first quarter of 2000. The significant acquisitions during the first quarter of 2000 were purchases of equipment for the Finland manufacturing operations.

The Company invested $851,000 in the first quarter of 2000, associated with the implementation of a new production facility and equipment and a new information system, which have not been placed in service at the end of the quarter. The Company expects to bring its new production facility on line during the second quarter of 2000.

At December 31, 1999, the Company had two bank line of credit agreements with a total borrowing capacity of $20 million and credit facilities for financing equipment of $18.0 million. As of both December 31, 1999 and September 24, 1999, borrowings outstanding under the credit line were $0. Borrowings outstanding under the equipment financing lines were $16.9 million and $17.4 as of December 31, 1999 and September 24, 1999, respectively. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company's working capital requirements for the foreseeable future.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, as well as those discussed from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

                          Part II.  OTHER INFORMATION

Item 2. Changes in Securities

(c) During the first fiscal quarter of 2000, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 49,950 shares of Common Stock was issued at exercise prices ranging from $2.25 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

Item 5. Other Information

The following issues and uncertainties, among others, should be considered in evaluating the Company's future financial performance and prospects for growth. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
7) contained in the Company's 10-K for the year ended September 24, 1999.

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

                                          PLANAR SYSTEMS, INC.
                                          (Registrant)



DATE: February 14, 2000                   /s/ Jack Raiton
                                          ----------------
                                          Jack Raiton
                                          Vice President and
                                          Chief Financial Officer