Form 10-K/A
period 1999-09-24
PLANAR SYSTEMS INC
filed 2000-03-29
CIK 722392

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                                Amendment No. 1

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

===========================================================================

Part IV
-------

Item 14: Exhibits, Financial Statements, Schedules and Reports on 8-K

(a) Financial Statements and Schedules

     The financial statements of Planar Systems, Inc. as set forth under Item 8 as previously filed.

     Financial statement schedules have been omitted since the information called for is not present in amounts sufficient to require submission of the schedules.

     The financial statements of dpiX, LLC as of December 31, 1999 and for the period from July 1, 1999 (inception) to December 31, 1999 follow.

                                   dpiX, LLC

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report..............................................   3
Balance Sheet.............................................................   4
Statement of Operations and Members' Capital..............................   5
Statement of Cash Flows...................................................   6
Notes to Financial Statements.............................................   7

                         Independent Auditors' Report



The Board of Managers
dpiX, LLC:

We have audited the accompanying balance sheet of dpiX, LLC (the Company) as of December 31, 1999, and the related statements of operations and members' capital, and cash flows for the period from July 1, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of dpiX, LLC as of December 31, 1999, and the results of its operations and its cash flows for the period from July 1, 1999 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.



/s/  KPMG LLP
----------------------------
San Francisco, California
February 29, 2000
                                   dpiX, LLC

                                 Balance Sheet

                               December 31, 1999

                           Assets


Current assets:
    Cash                                                       $  20,054,000
    Accounts receivable:
      Trade, net of allowances of $114,000                           535,000
      Related parties                                              3,560,000
    Due from related party                                         2,500,000
    Inventories, net                                               3,043,000
    Prepaid expenses and other current assets                        283,000
                                                               -------------
             Total current assets                                 29,975,000
Property and equipment, net                                        3,819,000
                                                               -------------
                Total assets                                   $  33,794,000
                                                               =============

             Liabilities and Members' Capital

Liabilities:
    Accounts payable                                           $   1,270,000
    Accrued expenses                                               3,210,000
                                                               -------------
         Total liabilities                                         4,480,000

Members' capital                                                  29,314,000
                                                               -------------
       Total liabilities and members' capital                  $  33,794,000
                                                               =============

See accompanying notes to financial statements.

                                    dpiX, LLC

                    Statement of Operations and Members' Capital

             Period from July 1, 1999 (inception) to December 31, 1999

Revenues:
   Product                                        $   7,970,000
   Research contract                                    723,000
                                                  -------------
          Total revenues                              8,693,000
Cost of revenues                                      7,402,000
                                                  -------------
          Gross margin                                1,291,000
                                                  -------------
Operating expenses:
  Research and development                            2,319,000
  Selling, general and administrative                 1,375,000
                                                  -------------
          Total operating expenses                    3,694,000
                                                  -------------
          Operating loss                             (2,403,000)

Other income:
  Interest income                                       506,000
                                                  -------------
           Net loss                                  (1,897,000)
Capital contributions                                31,211,000
                                                  -------------
Members' capital, end of period                   $  29,314,000
                                                  =============


See accompanying notes to financial statements.

                                   dpiX, LLC

                            Statement of Cash Flows

           Period from July 1, 1999 (inception) to December 31, 1999

Cash flows from operating activities:
  Net loss                                                                        $   (1,897,000)
  Depreciation and amortization                                                          350,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                                 (563,000)
    Inventory                                                                             47,000
    Prepaid expenses and other current assets                                           (309,000)
    Accounts payable                                                                     920,000
    Accrued expenses                                                                  (1,220,000)
                                                                                  --------------
        Net cash used in operating activities                                         (2,672,000)
Cash flows used in investing activities -  equipment purchases                          (634,000)

Cash flows provided by financing activities - members' contributed capital            23,360,000
                                                                                  --------------
Net increase in cash and cash equivalents                                             20,054,000
                                                                                  --------------
Cash and cash equivalents, beginning of period                                               --
Cash and cash equivalents, end of period                                          $   20,054,000
                                                                                  ==============
Supplemental disclosure of noncash flow information:
   Assets contributed by members:
     Receivables                                                                  $    3,532,000
     Equity contribution due from member                                               2,500,000
     Inventories                                                                       3,090,000
     Property and equipment                                                            3,535,000
     Other                                                                                12,000

     Liabilities assumed from members:
        Accounts payable                                                                (376,000)
        Accrued expenses                                                              (4,442,000)
                                                                                  --------------
             Net nonmonetary assets contributed                                   $    7,851,000
                                                                                  ==============

See accompanying notes to financial statements.

                                   dpiX, LLC

                         Notes to Financial Statements

                               December 31, 1999

(1)  Organization

     dpiX, LLC (the Company) was established in July 1999 as a Delaware Limited Liability Company through capital contributions of cash and nonmonetary assets from the members. Since inception, the Company has developed, manufactured and sold sensor and display products to customers. The Company's production process revenues resulted from research contracts engaged with the United States government's Defense Advance Research Project Agency and the United States Display Consortium.

(2)  Summary of Significant Accounting Policies

     (a)  Inventories

          Inventories are stated at the lower of cost or market using the first-in, first-out cost method.

          Inventories are comprised of:

                Raw materials                          $   661,000
                Work-in-process                          2,586,000
                Finished goods                              77,000
                Allowance for obsolescence                (281,000)
                                                       -----------
                    Total                              $ 3,043,000
                                                       ===========

     (b)  Property and Equipment

          Property and equipment are stated at cost, net of accumulated depreciation and amortization, and are depreciated and amortized using the straight-line method over the estimated useful lives of the assets.

     (c)  Revenue Recognition/Concentration

          The Company's revenues are derived from research contract agreements and product sales. Research contract revenues are based upon reimbursement of costs incurred as specified in the contracts, and are realized upon the completion of contract milestones.

          During the period ended December 31, 1999, $7,211,000 or 82% of revenues was from organizations that are members of the Company.

          Product revenues are realized upon shipment or at the request of certain customers on completion. As of December 31, 1999, the Company sold certain products for amounts which were below the cost to produce. As of December 31, 1999, remaining manufacturing cost exceeded contracted sales price by $1,011,000. These amounts are charged to expense in the period in which the Company becomes contractually obligated.

     (d)  Research and Development

          All research and development costs are expensed as incurred and include salaries and expenses related to employees who conduct research and development.

                                       7                             (Continued)
                                   dpiX, LLC

                         Notes to Financial Statements

                               December 31, 1999

     (e)  Income Taxes

          No provision for federal and state income taxes has been made in the financial statements since the Company's profit and losses are reported on the members' tax returns.

     (f)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (g)  Concentration of Credit Risks

          The Company maintains its cash balance in a financial institution located in Santa Clara, California. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1999, the Company's uninsured cash balances totaled $19,947,000.

          Accounts receivable potentially subject the Company to concentrations of credit risk. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral for accounts receivable. When required, the Company maintains allowances for credit losses, and to date such losses have been within management's expectations.

     (h)  Accounting for Impairment of Long-Lived Assets

          The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

     (i)  Comprehensive Income (Loss)

          The Company has no significant components of other comprehensive loss and, accordingly, the comprehensive loss is the same as net loss for the period July 1, 1999 through December 31, 1999.

                                       8                             (Continued)
                                   dpiX, LLC

                         Notes to Financial Statements

                               December 31, 1999

     (j)  Recent Accounting Pronouncements

          The Financial Accounting Standards Board (FASB) recently issued Statement of Financing Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 by January 1, 2000. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

(3)  Property and Equipment

     As of December 31, 1999, property and equipment, at cost, consisted of the following:

         Plant machinery                                  $   3,492,000
         Furniture and fixtures                                  11,000
         Computer equipment                                      61,000
         Construction-in-progress                               605,000
                                                           ------------
                                                              4,169,000
         Less: accumulated depreciation and amortization       (350,000)
                                                           ------------
               Net plant, property and equipment           $  3,819,000
                                                           ============

(6)  Related Party Transactions

     During the period ended December 31, 1999, the Company had sales of $7,211,000 to related parties, of which $3,560,000 was receivable as of December 31, 1999. Additionally, as of December 31, 1999, $2,500,000 was due from a related party as part of its commitment for the initial capitalization of the Company.

(7)  Leases

     The Company maintains noncancelable operating leases for its offices and for manufacturing facilities and equipment.

                                       9                             (Continued)
                                   dpiX, LLC

                         Notes to Financial Statements

                               December 31, 1999

     Future minimum lease payments under noncancelable operating leases as of December 31, 1999 were:

          Years ending December 31,
          2000                        $  2,448,000
          2001                           2,287,000
          2002                           2,032,000
          2003                           1,417,000
          2004                             720,000
                                      ------------
                                      $  8,904,000
                                      ============

     Rent expense for operating leases amounted to $1,177,000 for the period ended December 31, 1999, of which $491,000 was paid to a related party.

(8)  Segment Information

     The Company has adopted the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

     The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer (CEO). The CEO reviews financial information accompanied by disaggregated information about revenue and cost of revenue for purposes of making operating decisions and assessing financial performance. The information reviewed by the CEO is identical to the information presented in the accompanying financial statements of operations. All assets pertain solely to the product sales segment.

     The independent auditors' report with respect to the above-listed financial statements appears on page 3 of this report.

(b) Reports on 8-K

    Form 8-K/A filed on September 17, 1999 providing the financial information required for the dpiX LLC transaction.







(c) Exhibits

Exhibit
Number         Title
--------------------------------------------------------------

3.1  Second Restated Articles of Incorporation of Planar Systems, Inc./(1)/

3.2  Second Restated Bylaws of Planar Systems, Inc., as amended/(11)/

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

10.14 Agreement and Plan of Merger dated as of May 13, 1999 by and among dpiX, Inc., Xerox Corporation and New dpiX LLC/(9)/

10.15 Credit Agreement between Planar Systems, Inc. and Norwest Bank Wisconsin, National Association dated July 29, 1999/(10)/

10.16 Employment Agreement between Planar Systems, Inc. and James M. Hurd dated as of April 30, 1999/(10)/

10.17 Planar Systems, Inc. Nonqualified Stock Option Agreement between Planar Systems, Inc. and William D. Walker dated as of May 13, 1999/(10)/

10.18 Executive Employment Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 24, 1999/(11)/

10.19 Restricted Stock Award Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 24, 1999/(11)/

10.20 Nonqualified Stock Option Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 27, 1999/(11)/

10.21 Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999/(11)/

10.22 Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999/(11)/

10.23  Planar Systems, Inc. 1999 Nonqualified Stock Option Plan/(11)/

10.24  Planar Systems, Inc. Deferred Compensation Plan/(11)/

21     Subsidiaries of Planar Systems, Inc./(11)/

23     Consent of KPMG LLP

24     Power of Attorney/(11)/

27     Financial Data Schedule/(11)/

/(1)/ Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.
/(2)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 27, 1996.
/(3)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on February 21, 1996.
/(4)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1994.
/(5)/ Incorporated by reference to the Company's Current Report on Form 8-K filed as of September 12, 1994.
/(6)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on October 10, 1997.
/(7)/ Incorporated by reference to the Company's Annual report on form 10-K for the year ended September 26, 1997.
/(8)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 25, 1998.
/(9)/ Incorporated by reference to the Company's Current Report on Form 8-K filed on July 20, 1999.
/(10)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1999.
/(11)/ As previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PLANAR SYSTEMS, INC.
March 29, 2000                      By: /s/ JACK RAITON
                                       ---------------
                                    Jack Raiton
                                    Vice President
                                    Chief Financial Officer

                               POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.

BALAJI KRISHNAMURTHY *          President, Chief Executive Officer,
-----------------------------
Balaji Krishnamurthy              Director (Principle Executive Officer)

/s/ JACK RAITON                 Vice President, Chief Financial Officer,
-----------------------------
Jack Raiton                       (Principle Financial and Accounting Officer)

WILLIAM D. WALKER *             Chairman of the Board
-----------------------------
William D. Walker

                                Director
-----------------------------
James M. Hurd

HEINRICH STENGER *              Director
-----------------------------
Heinrich Stenger

E. KAY STEPP *                  Director
-----------------------------
E. Kay Stepp

J. KENNETH STRINGER III *       Director
-----------------------------
J. Kenneth Stringer III

GREGORY H. TURNBULL *           Director
-----------------------------
Gregory H. Turnbull

STEVEN E. WYNNE *               Director
-----------------------------
Steven E. Wynne

_________________

* By: /s/ Jack Raiton
     ------------------------
      Jack Raiton
      Attorney-in-fact