Form 10-Q
period 2000-03-31
PLANAR SYSTEMS INC
filed 2000-05-15
CIK 722392

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the Quarter Ended March 31, 2000    Commission File No.  0-23018

--------------------------------------------------------------------------------

                             PLANAR SYSTEMS, INC.
            (exact name of registrant as specified in its charter)

             Oregon                                    93-0835396
  (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)

1400 NW Compton Dr., Beaverton, Oregon                     97006
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

                             X  Yes       ___ No
                            ---


             Number of common stock outstanding as of May 8, 2000
                   10,694,108 shares, no par value per share

PLANAR SYSTEMS, INC.

                                     INDEX

                                                                                                   Page
Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Operations for the Three Months Ended March 31, 2000
and March 26, 1999                                                                                    3

Consolidated Statements of Operations for the Six Months Ended March 31, 2000
and March 26, 1999                                                                                    4

Consolidated Balance Sheets as of March 31, 2000 and  September 24, 1999                              5

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2000
and March 26, 1999                                                                                    6

Notes to Consolidated Financial Statements                                                            7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
 Operations                                                                                          11

Part II. Other Information

Item 2. Changes in securities                                                                        15
Item 4. Submission of Matters to a Vote of Shareholders                                              15
Item 5. Other information                                                                            15
Item 6. Exhibits and Reports on Form 8-K                                                             17

Signatures                                                                                           18

                         Part 1. FINANCIAL INFORMATION


Item 1. Financial Statements

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                     Three Months Ended
                                                                            March 31, 2000           March 26, 1999
                                                                           ----------------         ----------------
Sales                                                                               $40,606                  $29,239
Cost of sales                                                                        29,649                   20,777
                                                                           ----------------         ----------------
Gross profit                                                                         10,957                    8,462
                                                                           ----------------         ----------------

Operating expenses:
  Research and development, net                                                       2,758                    3,361
  Sales and marketing                                                                 3,172                    2,804
  General and administrative                                                          2,867                    2,116
  Restructuring charges                                                                 200                       --
                                                                           ----------------         ----------------
          Total operating expenses                                                    8,997                    8,281
                                                                           ----------------         ----------------

Income from operations                                                                1,960                      181

Non-operating income (expense):
  Interest, net                                                                         (44)                     (29)
  Foreign exchange, net                                                                 470                    1,173
                                                                           ----------------         ----------------
          Total non-operating income                                                    426                    1,144
                                                                           ----------------         ----------------

Income before income taxes                                                            2,386                    1,325
Provision for income taxes                                                              668                      370
                                                                           ----------------         ----------------
Net income                                                                          $ 1,718                  $   955
                                                                           ================         ================

Basic net income per share                                                          $  0.16                  $  0.09

Average shares outstanding - basic                                                   10,608                   10,623

Diluted net income per share                                                        $  0.15                  $  0.09

Average shares outstanding - diluted                                                 11,150                   10,838

See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                                      Six Months Ended
                                                            March 31, 2000           March 26, 1999
                                                           ----------------         ----------------
Sales                                                               $79,198                  $59,718
Cost of sales                                                        58,581                   41,997
                                                           ----------------         ----------------
Gross profit                                                         20,617                   17,721
                                                           ----------------         ----------------

Operating expenses:
  Research and development, net                                       5,831                    5,986
  Sales and marketing                                                 5,928                    5,692
  General and administrative                                          5,691                    4,476
  Restructuring charges                                                 200                       --
                                                           ----------------         ----------------
          Total operating expenses                                   17,650                   16,154
                                                           ----------------         ----------------

Income from operations                                                2,967                    1,567

Non-operating income (expense):
  Interest, net                                                        (161)                    (103)
  Foreign exchange, net                                                 999                    1,166
                                                           ----------------         ----------------
          Total non-operating income                                    838                    1,063
                                                           ----------------         ----------------

Income before income taxes                                            3,805                    2,630
Provision for income taxes                                            1,065                      735
                                                           ----------------         ----------------
Net income                                                          $ 2,740                  $ 1,895
                                                           ================         ================

Basic net income per share                                          $  0.26                  $  0.18

Average shares outstanding - basic                                   10,586                   10,708

Diluted net income per share                                        $  0.25                  $  0.17

Average shares outstanding - diluted                                 10,878                   10,926

See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                          Consolidated Balance Sheets
                                (In thousands)

                              ASSETS
                                                                                March 31,            September 24,
                                                                                  2000                   1999
                                                                              -------------         ---------------
                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                                                        $ 12,471                $ 17,795
  Short-term investments                                                                 --                   2,010
  Accounts receivable, net                                                           24,867                  20,982
  Inventories                                                                        30,491                  25,373
  Other current assets                                                               10,501                  10,623
                                                                              -------------         ---------------
          Total current assets                                                       78,330                  76,783

  Property, plant and equipment, net                                                 30,444                  16,245
  Goodwill                                                                            3,714                   4,000
  Other assets                                                                        3,252                  14,743
                                                                              -------------         ---------------
                                                                                   $115,740                $111,771
                                                                              =============         ===============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $ 12,878                $ 11,513
  Accrued compensation                                                                4,504                   3,975
  Current portion of long-term debt                                                   1,835                   1,778
  Deferred revenue                                                                    1,726                   1,301
  Other current liabilities                                                           4,103                   3,362
  Current portion of excess fair market value of acquired net
      assets over purchase price                                                        358                     476
                                                                              -------------         ---------------
          Total current liabilities                                                  25,404                  22,405

Long-term debt, net of current portion                                               14,667                  15,599
Other long-term liabilities                                                             985                   1,023
                                                                              -------------         ---------------
          Total liabilities                                                          41,056                  39,027

Shareholders' equity:
  Common stock                                                                       76,737                  75,319
  Retained earnings                                                                   8,449                   5,709
  Accumulated other comprehensive loss                                              (10,502)                 (8,284)
                                                                              -------------         ---------------
          Total shareholders' equity                                                 74,684                  72,744
                                                                              -------------
                                                                                   $115,740                $111,771
                                                                              =============         ===============

See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                         Six Months Ended
                                                                              March 31, 2000         March 26, 1999
                                                                             ----------------       ----------------
Cash flows from operating activities:
Net income                                                                            $ 2,740               $  1,895
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                                         2,585                  2,468
  Amortization of excess market value of acquired net
      assets over purchase price                                                         (238)                  (238)
  Deferred taxes                                                                         (219)                  (670)
  Foreign exchange gain                                                                  (998)                (1,166)
  (Increase) decrease in accounts receivable                                           (4,943)                 3,841
  Increase in inventories                                                              (5,168)                  (137)
  Increase in other current assets                                                       (906)                (2,351)
  Increase (decrease) in accounts payable                                               1,140                 (1,263)
  Increase in accrued compensation                                                        771                      2
  Increase in deferred revenue                                                            583                    755
  Increase in other current liabilities                                                 1,454                     43
                                                                             ----------------       ----------------
Net cash provided by (used in) operating activities                                    (3,199)                 3,179
                                                                             ----------------       ----------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                            (1,826)                (1,983)
  Equipment and rent deposits                                                          (3,307)                   (69)
  Increase in other long-term liabilities                                                  93                     93
  Net sales (purchases) of short-term investments                                       2,010                   (791)
  Net purchases of long-term investments                                                 (398)                   (55)
                                                                             ----------------       ----------------
Net cash used in investing activities                                                  (3,428)                (2,805)
                                                                             ----------------       ----------------

Cash flows from financing activities:
  Net proceeds (payments) of long-term debt                                              (875)                14,203
  Net payments of short-term debt                                                          --                (10,000)
  Net proceeds under long-term accounts receivable                                         57                     25
  Stock repurchase                                                                         --                 (2,768)
  Net proceeds from issuance of capital stock                                           1,418                    367
                                                                             ----------------       ----------------
Net cash provided by financing activities                                                 600                  1,827
                                                                             ----------------       ----------------

Effect of exchange rate changes                                                           703                    623
                                                                             ----------------       ----------------

Net increase (decrease) in cash and cash equivalents                                   (5,324)                 2,824

Cash and cash equivalents at beginning of period                                       17,795                 23,426
                                                                             ----------------       ----------------

Cash and cash equivalents at end of period                                            $12,471               $ 26,250
                                                                             ================       ================

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

Note 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:


                                       March 31, 2000      September 24, 1999
                                      ----------------    --------------------
                                        (Unaudited)
      Raw materials                            $18,279                 $16,632
      Work in process                            6,904                   4,058
      Finished goods                             5,308                   4,683
                                      ----------------    --------------------
                                               $30,491                 $25,373
                                      ================    ====================

Inventory reserves for estimated inventory obsolescence were $4,174 and $4,283 as of March 31, 2000 and September 24, 1999, respectively. Included in cost of sales are $201 and $750 of charges related to inventory obsolescence reserves for the three month periods ended March 31, 2000, and March 26, 1999, respectively and $1,316 and $1,169 for the six month periods ended March 31, 2000 and March 26, 1999, respectively.

Note 3 - OTHER ASSETS

Included in other assets of $3,252 and $14,743 as of March 31, 2000 and September 24, 1999, respectively, are assets associated with the implementation of a new production facility and equipment and a new information system which have not been placed in service as of March 31, 2000 and September 24, 1999 in the amounts of $2,284 and $13,982, respectively.

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

                                            Three Months Ended                          Six Months Ended
                                    March 31, 2000      March 26, 1999        March 31, 2000        March 26, 1999
                                   ----------------    ----------------      ----------------      ----------------
Research and development                     $1,726             $ 3,225               $ 4,674               $ 6,283
Product engineering                           1,458               2,554                 3,126                 4,646
                                   ----------------    ----------------      ----------------      ----------------
  Total expense                               3,184               5,779                 7,800                10,929
Contract funding                               (426)             (2,418)               (1,969)               (4,943)
                                   ----------------    ----------------      ----------------      ----------------
  Research and development, net              $2,758             $ 3,361               $ 5,831               $ 5,986
                                   ================    ================      ================      ================


Note 5 - RESTRUCTURING CHARGES

In the fourth quarter of fiscal year 1999, the Company began to implement a series of actions intended to align operations with current market conditions and to improve the profitability of its operations. As a result of these actions, the Company incurred a restructuring charge of $1,488. These actions included a workforce reduction of 18 people and the write-off of prepaid royalties. In addition, the Company intended to sell Planar Flat Candle, Inc., a wholly owned subsidiary that manufactures and sells backlights for liquid crystal displays. Management expects the actions to be completed by the end of fiscal year 2000.

The exit of the Flat Candle business resulted in a charge of $1,137 which included inventory charges of $237 related to the exit of certain products, $651 related to goodwill, $183 related to severance and $66 related to other assets and liabilities. The inventory charge of $237 was recorded as cost of sales and the remaining amount of $900 was recorded as restructuring charges in the Consolidated Statement of Operations. During the second quarter of fiscal year 2000, the Company determined that a buyer could not be found. As a result, the remaining value of the assets was reduced to fair value and charges of $200 were recorded as restructuring charges in the Consolidated Statement of Operations. The assets will be disposed of by the end of fiscal year 2000.

During 1999, the Company also recorded additional severance charges of $188 related to headcount reductions. In addition, a charge of $163 was recorded related to prepaid royalties, which were impaired due to lower than expected future sales. The fair value of the asset was determined through the calculation of the net present value of discounted cash flows expected to be provided by the asset. These amounts were recorded as restructuring charges in the Consolidated Statement of Operations.

The restructuring charges incurred affected the Company's financial position as follows:

                                                                               Accrued
                            Inventories      Other Assets      Goodwill      Compensation
                           -------------    --------------    ----------    --------------
Original charge                    $ 237             $ 229         $ 651             $ 371
   Cash paid out                      --                --            --              (128)
   Non-cash write-offs              (237)             (229)         (651)               --
                           -------------    --------------    ----------    --------------

Balance as of
 September 24, 1999                   --                --            --               243
 2000 Activity:
   Additional charge                  --               200            --                --
   Cash paid out                      --                --            --               (56)
   Non-cash write-offs                --              (200)
                           -------------    --------------    ----------    --------------
Balance as of
 March 31, 2000                    $  --             $  --         $  --             $ 187
                           =============    ==============    ==========    ==============

During fiscal year 2000, the Company has paid cash of $56 related to employee severance. The remaining amount of $187 is expected to be paid by the end of fiscal year 2000.

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

Note 7 - NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 542 and 215 for the three month periods ended March 31, 2000 and March 26, 1999, respectively, were used in the calculations of diluted earnings per share. Incremental shares of 292 and 218 for the six month periods ended March 31, 2000 and March 26, 1999, respectively, were used in the calculations of diluted earnings per share.

Note 8 - COMPREHENSIVE INCOME

The comprehensive income was $690 for the three month period ended March 31, 2000 and the comprehensive loss was $1,469 for the same three month period last fiscal year. The comprehensive income for the six month period ended March 31, 2000 was $522, compared to the comprehensive loss for the six month period ended March 26, 1999 of $554.

Note 9 - BUSINESS SEGMENTS

The Company is organized based upon the products and services that it offers. Under this organizational structure, the Company operates in three main segments: Industrial, Medical, and Transportation. Industrial and Medical derive revenue primarily through the development and marketing of electroluminescent displays, liquid crystal displays and color active matrix liquid crystal displays. Transportation derives revenue from the development and marketing of electroluminescent displays, high performance taut shadow mask cathode ray tubes, liquid crystal displays and color active matrix liquid crystal displays.

The information provided below is obtained from internal information that is provided to the Company's chief operating decision-maker for the purpose of corporate management. Research and development expenses for future products are allocated to the segments based upon a percentage of sales. Depreciation expense, interest expense, interest income, other non-operating items and income taxes by segment are not included in the internal information provided to the chief operating decision-maker and are therefore not presented below. Inter-segment sales are not material and are included in net sales to external customers below. Prior year amounts have been reclassified to conform to the fiscal year 2000 presentation.

                                                            Three Months Ended                    Six Months Ended
                                                    March 31, 2000     March 26, 1999     March 31, 2000     March 26, 1999
                                                    ---------------    --------------     --------------     --------------
Net sales to external customers (by segment):
 Medical                                                $15,517            $ 9,469            $29,104            $19,510
 Industrial                                              12,734             12,915             25,872             25,966
 Transportation                                          12,355              6,855             24,222             14,242
                                                        -------            -------            -------            -------

  Total sales                                           $40,606            $29,239            $79,198            $59,718
                                                        =======            =======            =======            =======


Operating income (loss):
 Medical                                                $   879            $    24                729                (39)
 Industrial                                                 582                576              1,385              1,050
 Transportation                                             699               (419)             1,053                556
 Restructuring charges                                     (200)                --               (200)                --
                                                        -------            -------            -------            -------

  Total income from operations                          $ 1,960            $   181            $ 2,967            $ 1,567
                                                        =======            =======            =======            =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report, the audited Consolidated Financial Statements for the year ended September 24, 1999, and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended September 24, 1999.

  RESULTS OF OPERATIONS

     Sales

  The Company's sales of $40.6 million in the second quarter of 2000 increased $11.4 million or 38.9% as compared to $29.2 million in the second quarter of 1999. The increase in sales was principally due to higher sales of $6.0 million and $5.5 million within the Medical and Transportation market segments which increased 63.9% and 80.2%, respectively. Medical sales have increased primarily due to higher volume sales into the medical instrument and medical monitor markets. Sales volumes in the Transportation market have increased due primarily to higher AMLCD sales within the vehicles and avionic producer markets. Industrial market sales were flat as compared to the same quarter in the prior year.

  The Company's sales of $79.2 million for the first six months of 2000 increased $19.5 million or 32.6% from $59.7 million in 1999. Medical sales in fiscal year 2000 have increased 49.2% as compared to the prior year due to higher sales volumes in the medical instrument and medical monitor markets. Transportation sales have increased 70.1% in fiscal year 2000 as compared to the prior year due to higher sales volumes within the vehicle and avionic producer markets. Industrial sales were flat as compared to the comparable periods of the prior year.

  International sales, increased by 22.4% to $8.3 million in the second quarter of 2000 as compared to $6.8 million recorded in the same quarter the prior year. International sales for the first six months of 2000, increased to $15.7 million or 15.7% as compared to $13.5 million in fiscal year 1999. The increase in international sales was due primarily to increased sales in existing product lines in the Company's foreign markets. As a percentage of total sales, international sales decreased to 20.4% in the second quarter of 2000 as compared to 23.1% in same quarter for the prior year and 19.8% for the first six months of 2000 as compared to 22.7% for 1999. The decline in international sales as a percentage of total sales was mainly attributable to the overall increase in sales.

     Gross Profit

  The Company's gross margin as a percentage of sales decreased to 27.0% in the second quarter of 2000 from 28.9% in the first quarter of 1999. This decrease was largely attributable to continuing manufacturing issues associated with the military avionics AMLCD products and warranty issues associated with the AMLCD products.

  For the first six months of fiscal year 2000, the gross margin was 26.0% as compared to 29.7% in the comparable period of the prior year. The decrease in gross margins was primarily due to continuing manufacturing problems associated with the military avionics AMLCD products, increased inventory reserves for end-user products and warranty issues associated with the AMLCD products.

     Research and Development

  Research and development expenses decreased $603,000 or 17.9% to $2.8 million in the second quarter of 2000 from $3.4 million in the same quarter in the prior year. Research and development expenses decreased $155,000 or 2.6% to $5.8 million in the first six months of fiscal year 2000 as compared to $6.0 million for the first six months of 1999. The decrease was due primarily to cost reductions in 2000 and the completion of significant development efforts related to color products and AMLCD products offset by decreased contract funding.

     Sales and Marketing

  Sales and marketing expenses increased $368,000 or 13.1% to $3.2 million in the second quarter of 2000 as compared to $2.8 million in the same quarter of the prior year. Sales and marketing expenses for the first six months of fiscal year 2000 increased $236,000 or 4.1% to $5.9 million from $5.7 million in the comparable period of the prior year. These increases were due primarily to higher commissions being paid on the increased sales. As a percentage of sales, sales and marketing expenses decreased to 7.8% in the second quarter of 2000 from 9.6% in the same quarter of the prior year due to lower sales levels in the second quarter of 1999. For the first six months of 2000, sales and marketing expenses as a percentage of sales decreased to 7.5% as compared to 9.5% in the prior year.

     General and Administrative

  General and administrative expenses increased $751,000 or 35.5% to $2.9 million in the second quarter of 2000 from $2.1 million in the same period from the prior year. For the first six months of fiscal year 2000, general and administration expense has increased $1.2 million or 27.1% to $5.7 million as compared to $4.5 million in 1999. The increase in general and administrative expenses was primarily due to increased personnel costs. As a percentage of sales, general and administrative expenses decreased to 7.1% in the second quarter of 2000 from 7.2% in the same period from the prior year. As a percentage of sales, general and administrative expenses decreased to 7.2% for the first six months of 2000 from 7.5% in the same period of 1999.

     Restructuring Charges

  In the fourth quarter of fiscal year 1999, the Company began to implement a series of actions intended to align operations with current market conditions and to improve the profitability of its operations. As a result of these actions, the Company incurred a restructuring charge of $1.5 million. These actions include a workforce reduction of 18 people and the write-off of prepaid royalties. In addition, the Company intended to sell Planar Flat Candle, Inc., a wholly owned subsidiary that manufactures and sells backlights for liquid crystal displays. Management expects the actions to be completed by the end of fiscal year 2000.

  The exit of the Flat Candle business resulted in a charge of $1.1 million which included inventory charges of $237,000 related to the exit of certain products, $651,000 related to goodwill, $183,000 related to severance and $66,000 related to other assets and liabilities. The inventory charge of $237,000 was recorded as cost of sales and the remaining amount of $900,000 was recorded as restructuring charges in the Consolidated Statement of Operations. During the second quarter of fiscal year 2000, the Company determined that a buyer could not be found. As a result, the remaining value of the assets was reduced to fair value and charges of $200,000 were recorded as restructuring charges in the Consolidated Statement of Operations. The assets will be disposed of by the end of fiscal year 2000.

  During 1999, the Company recorded additional severance charges of $188,000 related to headcount reductions. In addition, a charge of $163,000 was recorded related to prepaid royalties, which were impaired due to lower than expected future sales associated with certain products covered by the royalty agreement. The fair value of the asset was determined through the calculation of the net present value of discounted cash flows expected to be provided by the asset. These amounts were recorded as restructuring charges in the Consolidated Statement of Operations.

  During fiscal year 2000, the Company has paid cash of $56,000 related to employee severance. The remaining amount of severance of $187,000 is expected to be paid by the end of fiscal year 2000.

     Non-operating Income and Expense

  Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. Net interest expense increased from $29,000 in the second quarter of 2000 to $44,000 in the second quarter of 2000. For the first six months of fiscal year 2000, net interest expense increased to $161,000 from $103,000 in the first six months of 1999. These increases were due to lower cash balances earning interest income and higher interest expense due to increased borrowings. The Company has increased its borrowings to finance equipment purchases associated with a new production facility.

  Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash accounts denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a gain of $470,000 in the second quarter of 2000, as compared to a gain of $1.2 million in the second quarter of 1999. For the first six months of 2000, the gain was $1.0 million as compared to $1.2 million for the first six months of 1999. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company conducts business.

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

     Provision for Income Taxes

  The Company`s effective tax rate for the six month periods ended March 31, 2000 and March 26, 1999 was 28%. The effective tax rate of 28% is due to the relative profitability of the U.S. and foreign entities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $3.2 million for the first six months of 2000 and net cash provided by operations was $3.2 million in the first six months of 1999. The decrease in the cash balance for the first six months of 2000 was primarily due to the increases in accounts receivable, inventories and the foreign exchange gain, offset by net income, depreciation and amortization and increases in accounts payable and other current liabilities.

Additions to plant and equipment were $1.8 million in the first six months of 2000. The significant acquisitions during the first half of 2000 were purchases of equipment for the Finland manufacturing operations and purchases related to a new information system.

The Company has substantially completed the implementation of a new production facility and equipment. The Company started production in its new production facility during the second quarter of 2000.

At March 31, 2000, the Company had two bank line of credit agreements with a total borrowing capacity of $20 million and credit facilities for financing equipment of $18.0 million. As of both March 31, 2000 and September 24, 1999, borrowings outstanding under the credit line were $0. Borrowings outstanding under the equipment financing lines were $16.5 million and $17.4 as of March 31, 2000 and September 24, 1999, respectively. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company's working capital requirements for the foreseeable future.

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

                          Part II.  OTHER INFORMATION

Item 2.  Changes in Securities

(c) During the second fiscal quarter of 2000, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 14,799 shares of Common Stock was issued at exercise prices ranging from $2.25 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

Item 4.  Submission of Matters to a Vote of Shareholders

The Company's 2000 Annual Meeting of Shareholders was held February 3, 2000, at which the following actions were taken by a vote of the shareholders:

  1. The following persons were elected to the Board of Directors by the votes and for the terms indicated below:


Director                      For      Authority Withheld    Term Ending
--------                      ---      ------------------    -----------
James M. Hurd               9,997,928          43,870            2003
Balaji Krishnamurthy       10,001,854          39,944            2003
E. Kay Stepp                9,990,878          50,920            2003
J. Kenneth Stringer III    10,001,178          40,620            2002

  2. By a vote of 10,016,306 to 25,492 (with 24,157 abstentions), the Company's selection of KPMG LLP as the Company's independent auditors for the year ending September 29, 2000 was ratified.

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

Within Congress, there has been significant debate on the level of the funding to be made available to programs that have historically supported the Company's research activities. Additionally, government research and development funding has been gradually shifting to a more commercial approach, and contractors are increasingly required to share in the development costs. This trend is likely to continue, which could increase the Company's net research and development expenses. While the Company has historically not experienced any significant loss or decline of external research funding, the loss or substantial reduction of such funding could adversely affect the Company's results of operations and its ability to continue research and development activities at current levels.

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

  Effects of Quarterly Fluctuations in Operating Results

Results of operations have fluctuated significantly from quarter to quarter in the past, and may continue to fluctuate in the future. Various factors, including timing of new product introductions by the Company or its competitors, foreign currency exchange rate fluctuations, disruption in the supply of components for the Company's products, changes in product mix, capacity utilization, the timing of orders from major customers, production delays or inefficiencies, inventory obsolescence charges, warranty return rate fluctuations related to newer products, the timing of expenses and other factors affect results of operations. Quarterly fluctuations may adversely affect the market price of the Common Stock.

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

                                          PLANAR SYSTEMS, INC.
                                          (Registrant)



DATE: May 15, 2000               /s/ Jack Raiton
                                 ---------------
                                          Jack Raiton
                                          Vice President and
                                          Chief Financial Officer