Form 10-Q
period 2000-06-30
PLANAR SYSTEMS INC
filed 2000-08-14
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


_________________________________________________________________________


Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the Quarter Ended June 30, 2000            Commission File No. 0-23018


_________________________________________________________________________


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

_________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         X   Yes       ___ No
       -----


            Number of common stock outstanding as of August 8, 2000
                   10,765,630 shares, no par value per share

PLANAR SYSTEMS, INC.

                                     INDEX

                                                                                     Page
Part I. Financial Information

Item 1.  Financial Statements

Consolidated Statements of Operations for the Three Months Ended June 30, 2000
and June 25, 1999                                                                       3


Consolidated Statements of Operations for the Nine Months Ended June 30, 2000
and June 25, 1999                                                                       4

Consolidated Balance Sheets as of June 30, 2000 and September 24, 1999                  5

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2000
and June 25, 1999                                                                       6

Notes to Consolidated Financial Statements                                              7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                             11

Part II. Other Information

Item 2. Changes in securities                                                          14
Item 5. Other information                                                              15
Item 6. Exhibits and Reports on Form 8-K                                               16

Signatures                                                                             17

                         Part 1. FINANCIAL INFORMATION


Item 1. Financial Statements

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                       Three Months Ended
                                               June 30, 2000      June 25, 1999
                                             -----------------    ----------------
Sales                                                 $ 43,495            $ 30,426
Cost of sales                                           31,409              22,236
                                             -----------------    ----------------
Gross profit                                            12,086               8,190
                                             -----------------    ----------------

Operating expenses:
  Research and development, net                          2,194               3,747
  Sales and marketing                                    3,465               2,846
  General and administrative                             3,301               2,249
                                             -----------------    ----------------
          Total operating expenses                       8,960               8,842
                                             -----------------    ----------------

Income (loss) from operations                            3,126                (652)

Non-operating income (expense):
  Interest, net                                            (96)                (56)
  Foreign exchange, net                                    117                 803
                                             -----------------    ----------------
          Total non-operating income                        21                 747
                                             -----------------    ----------------

Income before income taxes                               3,147                  95
Provision for income taxes                                 881                  27
                                             -----------------    ----------------
Net income                                            $  2,266            $     68
                                             =================    ================


Basic net income per share                            $   0.21            $   0.01

Average shares outstanding - basic                      10,675              10,547

Diluted net income per share                          $   0.20            $   0.01

Average shares outstanding - diluted                    11,131              10,779

See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                       Nine Months Ended
                                               June 30, 2000      June 25, 1999
                                             -----------------  -----------------
Sales                                               $  122,693           $ 90,141
Cost of sales                                           89,990             64,233
                                             -----------------  -----------------
Gross profit                                            32,703             25,908
                                             -----------------  -----------------

Operating expenses:
  Research and development, net                          8,025              9,731
  Sales and marketing                                    9,393              8,536
  General and administrative                             8,992              6,727
  Restructuring charges                                    200                 --
                                             -----------------  -----------------
          Total operating expenses                      26,610             24,994
                                             -----------------  -----------------

Income from operations                                   6,093                914

Non-operating income (expense):
  Interest, net                                           (257)              (158)
  Foreign exchange, net                                  1,116              1,969
                                             -----------------  -----------------
          Total non-operating income                       859              1,811
                                             -----------------  -----------------

Income before income taxes                               6,952              2,725
Provision for income taxes                               1,946                762
                                             -----------------  -----------------
Net income                                          $    5,006           $  1,963
                                             =================  =================


Basic net income per share                          $     0.47           $   0.18

Average shares outstanding - basic                      10,606             10,678

Diluted net income per share                        $     0.46           $   0.18

Average shares outstanding - diluted                    10,959             10,904

See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                          Consolidated Balance Sheets
                                (In thousands)

                              ASSETS
                                                                                June 30,               September 24,
                                                                                  2000                      1999
                                                                        ----------------------    --------------------
                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                                           $ 13,304                $ 17,795
  Short-term investments                                                                    --                   2,010
  Accounts receivable, net                                                              28,165                  20,982
  Inventories                                                                           30,803                  25,373
  Other current assets                                                                  10,785                  10,623
                                                                        ----------------------    --------------------
          Total current assets                                                          83,057                  76,783

  Property, plant and equipment, net                                                    29,482                  16,245
  Goodwill                                                                               3,571                   4,000
  Other assets                                                                           4,781                  14,743
                                                                        ----------------------    --------------------
                                                                                      $120,891                $111,771
                                                                        ======================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                    $ 12,210                $ 11,513
  Accrued compensation                                                                   5,338                   3,975
  Current portion of long-term debt                                                      1,865                   1,778
  Deferred revenue                                                                       1,276                   1,301
  Other current liabilities                                                              7,572                   3,362
  Current portion of excess fair market value of acquired net
      assets over purchase price                                                           239                     476
                                                                        ----------------------    --------------------
          Total current liabilities                                                     28,500                  22,405

Long-term debt, net of current portion                                                  14,189                  15,599
Other long-term liabilities                                                              1,239                   1,023
                                                                        ----------------------    --------------------
          Total liabilities                                                             43,928                  39,027

Shareholders' equity:
  Common stock                                                                          77,141                  75,319
  Retained earnings                                                                     10,712                   5,709
  Accumulated other comprehensive loss                                                 (10,890)                 (8,284)
                                                                        ----------------------    --------------------
          Total shareholders' equity                                                    76,963                  72,744
                                                                        ----------------------    --------------------
                                                                                      $120,891                $111,771
                                                                        ======================    ====================

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                          Nine Months Ended
                                                                               June 30, 2000              June 25, 1999
                                                                          ----------------------     ----------------------
Cash flows from operating activities:
Net income                                                                               $ 5,006                   $  1,963
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                                            4,100                      3,696
  Amortization of excess market value of acquired net
      assets over purchase price                                                            (357)                      (353)
  Deferred taxes                                                                          (2,132)                       250
  Foreign exchange gain                                                                   (1,115)                    (1,969)
  (Increase) decrease in accounts receivable                                              (9,515)                     1,745
  Increase in inventories                                                                 (5,929)                      (793)
  Increase in other current assets                                                          (187)                    (2,073)
  Increase (decrease) in accounts payable                                                  2,715                       (165)
  Increase (decrease) in accrued compensation                                              1,607                       (883)
  Increase in deferred revenue                                                                92                      1,321
  Increase in other current liabilities                                                    5,262                        185
                                                                          ----------------------     ----------------------
Net cash provided by (used in) operating activities                                         (453)                     2,924
                                                                          ----------------------     ----------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                               (2,452)                    (2,487)
  Equipment and rent deposits                                                             (4,798)                      (576)
  Increase (decrease) in other long-term liabilities                                         283                       (252)
  Net sales (purchases) of short-term investments                                          2,010                       (791)
  Net purchases of long-term investments                                                    (596)                      (100)
                                                                          ----------------------     ----------------------
Net cash used in investing activities                                                     (5,553)                    (4,206)
                                                                          -----------------------    ----------------------

Cash flows from financing activities:
  Net proceeds (payments) of long-term debt                                               (1,323)                    13,782
  Net payments of short-term debt                                                             --                    (10,000)
  Net proceeds under long-term accounts receivable                                           216                         91
  Stock repurchase                                                                            --                     (3,088)
  Net proceeds from issuance of capital stock                                              1,823                        695
                                                                          ----------------------     ----------------------
Net cash provided by financing activities                                                    716                      1,480
                                                                          -----------------------    ----------------------

Effect of exchange rate changes                                                              799                      1,134
                                                                          -----------------------    ----------------------

Net increase (decrease) in cash and cash equivalents                                      (4,491)                     1,332

Cash and cash equivalents at beginning of period                                          17,795                     23,426
                                                                          -----------------------    ----------------------

Cash and cash equivalents at end of period                                               $13,304                   $ 24,758
                                                                          =======================    ======================

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

Note 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:


                                    June 30, 2000        September 24, 1999
                                 --------------------  ------------------------
                                    (Unaudited)
Raw materials                                 $18,875                   $16,632
Work in process                                 7,573                     4,058
Finished goods                                  4,355                     4,683
                                 --------------------   ------------------------
                                              $30,803                   $25,373
                                 =====================  ========================

Inventory reserves for estimated inventory obsolescence were $3,243 and $4,283 as of June 30, 2000 and September 24, 1999, respectively. Included in cost of sales are $517 and $588 of charges related to inventory obsolescence reserves for the three month periods ended June 30, 2000, and June 25, 1999, respectively and $2,250 and $2,088 for the nine month periods ended June 30, 2000 and June 25, 1999, respectively.

Note 3 - OTHER ASSETS

Included in other assets of $4,781 and $14,743 as of June 30, 2000 and September 24, 1999, respectively, are assets associated with the implementation of a new production facility and equipment, and a new information system which have not been placed in service as of June 30, 2000 and September 24, 1999 in the amounts of $3,774 and $13,982, respectively.

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

                                              Three Months Ended                           Nine Months Ended
                                   June 30, 2000           June 25, 1999         June 30, 2000          June 25, 1999
                                -------------------     ------------------   --------------------     ----------------
Research and development                     $1,454                $ 3,530                $ 6,128             $ 9,811
Product engineering                           1,701                  2,825                  4,827               7,471
                                -------------------     ------------------   --------------------     ---------------
  Total expense                               3,155                  6,355                 10,955              17,282
Contract funding                               (961)                (2,608)                (2,930)             (7,551)
                                -------------------     ------------------   --------------------     ---------------
  Research and development, net              $2,194                $ 3,747                $ 8,025             $ 9,731
                                ===================     ==================   ====================     ===============


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

The exit of the Flat Candle business resulted in a charge of $1,137 which included inventory charges of $237 related to the exit of certain products, $651 related to goodwill, $183 related to severance and $66 related to other assets and liabilities. The inventory charge of $237 was recorded as cost of sales and the remaining amount of $900 was recorded as restructuring charges in the Consolidated Statement of Operations. During the second quarter of fiscal year 2000, the Company determined that a buyer could not be found. As a result, the remaining value of the assets was reduced to fair value and charges of $200 were recorded as restructuring charges in the Consolidated Statement of Operations. The assets have been disposed of during fiscal year 2000.

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

The restructuring charges incurred affected the Company's financial position as follows:

                                                                    Accrued
                          Inventories   Other Assets   Goodwill   Compensation
                          ------------  -------------  ---------  -------------
Original charge                 $ 237          $ 229      $ 651          $ 371
   Cash paid out                   --             --         --           (128)
   Non-cash write-offs           (237)          (229)      (651)            --
                           ----------   ------------   ---------- ------------

Balance as of
 September 24, 1999                --             --         --            243
 2000 Activity:
   Additional charge               --            200         --             --
   Cash paid out                   --             --         --            (56)
   Non-cash write-offs             --           (200)        --             --
                           ----------   ------------   ---------- ------------
Balance as of
 June 30, 2000                  $  --          $  --   $  --             $ 187
                           ==========   ============   ========== ============


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

Note 7 - NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 456,000 and 232,000 for the three month periods ended June 30, 2000 and June 25, 1999, respectively, were used in the calculations of diluted earnings per share. Incremental shares of 353,000 and 226,000 for the nine month periods ended June 30, 2000 and June 25, 1999, respectively, were used in the calculations of diluted earnings per share.

Note 8 - COMPREHENSIVE INCOME

The comprehensive income was $1,878 for the three month period ended June 30, 2000 and the comprehensive loss was $949 for the same three month period last fiscal year. The comprehensive income for the nine month period ended June 30, 2000 was $2,400, compared to the comprehensive loss for the nine month period ended June 25, 1999 of $1,503.

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

                                                         Three Months Ended                   Nine Months Ended
                                                   June 30, 2000       June 25, 1999     June 30, 2000   June 25, 1999
                                                 ------------------  ------------------  --------------  --------------

Net sales to external customers (by segment):
 Medical                                              $16,178            $10,925            $ 45,282         $30,433
 Industrial                                            13,462             11,637              39,334          37,603
 Transportation                                        13,855              7,864              38,077          22,105
                                                      -------            -------            --------         -------
  Total sales                                         $43,495            $30,426            $122,693         $90,141
                                                      =======            =======            ========         =======


Operating income (loss):
 Medical                                             $ 1,364            $    230            $  2,091         $   197
 Industrial                                            1,106                 118               2,491           1,168
 Transportation                                          656              (1,000)              1,711            (451)
 Restructuring charges                                   --                  --                 (200)             --
                                                     -------             -------            --------         -------
  Total income (loss) from operations                $ 3,126               ($652)           $  6,093         $   914
                                                     =======             ========            =======         =======

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

  RESULTS OF OPERATIONS

     Sales

  The Company's sales of $43.5 million in the third quarter of 2000 increased $13.1 million or 43.0% as compared to $30.4 million in the third quarter of 1999. The increase in sales was principally due to higher sales of $5.3 million, $6.0 million and $1.8 million within the Medical, Transportation and Industrial market segments, which increased 48.1%, 76.2% and 15.7%, respectively. Medical sales have increased primarily due to higher volume sales into the medical instrument and medical monitor markets. Sales volumes in the Transportation market have increased due primarily to higher AMLCD sales within the vehicles and avionic producer markets. Industrial market sales have increased due to higher sales volumes to the wireless test, gas pump and industrial controls industries.

  The Company's sales of $122.7 million for the first nine months of 2000 increased $32.6 million or 36.1% from $90.1 million in 1999. Medical sales in fiscal year 2000 have increased 48.8% as compared to the prior year due to higher sales volumes in the medical instrument and medical monitor markets. Transportation sales have increased 72.3% in fiscal year 2000 as compared to the prior year due to higher sales volumes within the vehicle and avionic producer markets. Industrial sales were relatively flat as compared to the comparable period of the prior year.

  International sales increased by 42.4% to $9.0 million in the third quarter of 2000 as compared to $6.3 million recorded in the same quarter of the prior year. International sales for the first nine months of 2000, increased to $24.0 million or 21.0% as compared to $19.9 million in fiscal year 1999. The increase in international sales was due primarily to increased sales in existing product lines in the Company's foreign markets. As a percentage of total sales, international sales decreased to 20.7% in the third quarter of 2000 as compared to 20.8% in same quarter for the prior year and 19.6% for the first nine months of 2000 as compared to 22.0% for 1999. The decline in international sales as a percentage of total sales was mainly attributable to the overall increase in sales.

     Gross Profit

  The Company's gross margin as a percentage of sales increased to 27.8% in the third quarter of 2000 from 26.9% in the third quarter of 1999. This increase was due to better yields on the military avionics AMLCD products, higher yields associated with the LCD products and higher margins on CRT and commercial AMLCD products. These increases were partially offset by a decline in the EL gross margins which were due to higher costs associated with our new production facility.

  For the first nine months of fiscal year 2000, the gross margin was 26.7% as compared to 28.7% in the comparable period of the prior year. The decrease in gross margins was primarily due to continuing manufacturing problems associated with the military avionics AMLCD products, lower EL gross margins related to our new production facility, increased inventory reserves for end-user products and warranty issues associated with the AMLCD products.

     Research and Development

  Research and development expenses decreased $1.6 million or 41.4% to $2.2 million in the third quarter of 2000 from $3.7 million in the same quarter in the prior year. Research and development expenses decreased $1.7 million or 17.5% to $8.0 million in the first nine months of fiscal year 2000 as compared to $9.7 million for the first nine months of 1999. The decrease was due primarily to cost reductions in 2000 and the completion of significant development efforts related to color products and AMLCD products partially offset by decreased contract funding.

     Sales and Marketing

Sales and marketing expenses increased $619,000 or 21.7% to $3.5 million in the third quarter of 2000 as compared to $2.8 million in the same quarter of the prior year. Sales and marketing expenses for the first nine months of fiscal year 2000 increased $857,000 or 10.0% to $9.4 million from $8.5 million in the comparable period of the prior year. These increases were due primarily to higher commissions being paid on the increased sales. As a percentage of sales, sales and marketing expenses decreased to 8.0% in the third quarter of 2000 from 9.4% in the same quarter of the prior year due to lower sales levels in the third quarter of 1999. For the first nine months of 2000, sales and marketing expenses as a percentage of sales decreased to 7.7% as compared to 9.5% in the prior year.

     General and Administrative

General and administrative expenses increased $1.1 million or 46.8% to $3.3 million in the third quarter of 2000 from $2.2 million in the same period from the prior year. For the first nine months of fiscal year 2000, general and administration expense has increased $2.3 million or 33.7% to $9.0 million as compared to $6.7 million in 1999. The increase in general and administrative expenses was primarily due to increased personnel costs and increased bad debt expenses. As a percentage of sales, general and administrative expenses increased to 7.6% in the third quarter of 2000 from 7.4% in the same period from the prior year. As a percentage of sales, general and administrative expenses decreased to 7.3% for the first nine months of 2000 from 7.5% in the same period of 1999.

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

The exit of the Flat Candle business resulted in a charge of $1.1 million which included inventory charges of $237,000 related to the exit of certain products, $651,000 related to goodwill, $183,000 related to severance and $66,000 related to other assets and liabilities. The inventory charge of $237,000 was recorded as cost of sales and the remaining amount of $900,000 was recorded as restructuring charges in the Consolidated Statement of Operations. During the second quarter of fiscal year 2000, the Company determined that a buyer could not be found. As a result, the remaining value of the assets was reduced to fair value and charges of $200,000 were recorded as restructuring charges in the Consolidated Statement of Operations. The assets have been disposed of during fiscal year 2000.

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

     Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. Net interest expense increased from $56,000 in the third quarter of 1999 to $96,000 in the third quarter of 2000. For the first nine months of fiscal year 2000, net interest expense increased to $257,000 from $158,000 in the first nine months of 1999. These increases were due to lower cash balances earning interest income and higher interest expense due to increased borrowings. The Company has increased its borrowings to finance equipment purchases associated with a new production facility.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash accounts denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a gain of $117,000 in the third quarter of 2000, as compared to a gain of $803,000 in the third quarter of 1999. For the first nine months of 2000, the gain was $1.1 million as compared to $2.0 million for the first nine months of 1999. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company conducts business.

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

     Provision for Income Taxes

The Company`s effective tax rate for the nine month periods ended June 30, 2000 and June 25, 1999 was 28%. The effective tax rate of 28% is due to the relative profitability of the U.S. and foreign entities. In addition, this rate differs from the federal statutory rate primarily because of the provision for state income taxes, permanent differences resulting from purchase accounting adjustments and the effects of the Company's foreign tax rates. Another difference arises from the limitation on the utilization of net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $453,000 for the first nine months of 2000 and net cash provided by operations was $2.9 million in the first nine months of 1999. The decrease in the cash balance for the first nine months of 2000 was primarily due to the increases in accounts receivable, inventories, deferred taxes and the foreign exchange gain, offset by net income, depreciation and amortization and increases in accounts payable, accrued compensation and other current liabilities.

Additions to plant and equipment were $2.5 million in the first nine months of 2000. The significant acquisitions during the first three-quarters of 2000 were purchases of equipment for the Finland manufacturing operations and purchases related to a new information system.

The Company has substantially completed the implementation of a new production facility and equipment. The Company started production in its new production facility during the second quarter of 2000.

At June 30, 2000, the Company had two bank line of credit agreements with a total borrowing capacity of $20.0 million and credit facilities for financing equipment of $18.0 million. As of both June 30, 2000 and September 24, 1999, borrowings outstanding under the credit line were $0. Borrowings outstanding under the equipment financing lines were $16.1 million and $17.4 million as of June 30, 2000 and September 24, 1999, respectively. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company's working capital requirements for the foreseeable future.

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

Interest expense is affected by the general level of U.S. interest rates and/or LIBOR. Increases in interest expense resulting from an increase in interest rates would be partially offset by a corresponding increase in interest earned on the Company's investments.

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


                          Part II.  OTHER INFORMATION

Item 2. Changes in Securities

(c) During the third fiscal quarter of 2000, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 15,350 shares of Common Stock was issued at exercise prices ranging from $2.25 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

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

     Military Sales

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

The Company's military product sales have been significantly based on CRT technology. Military avionics contractors are increasingly focused on incorporating displays, primarily AMLCDs, into cockpit applications that have traditionally used CRTs. The Company's ability to transition the military product line to flat panel displays over the next year will be important to the long-term success of Planar's military avionics business.

The Company has fixed price contracts for flat panel displays with a small number of military avionics customers. As a result of the performance requirements for these displays and difficulties in the manufacturing process, the Company has experienced difficulties in satisfying its obligations under these contracts and has generally not realized a profit selling these products. Although the Company has successfully renegotiated specifications and prices under certain of these contracts, the Company has not been able to renegotiate the terms of all such contracts or acheive a level of profitability on these products that would justify continuing sales. Accordingly, when the existing contracts expire in early fiscal year 2001, the Company will only pursue new contracts or contract extentions on terms that will permit the Company to earn a profit on these products. The Company's inability to satisfy its obligations under existing contracts or to obtain new contracts or contract extentions on terms acceptable to the Company could result in contractual liabilities to the Company, a reduction in the Company's revenues and earnings and the impairment of the Company's ability to continue to paticipate in the military avionics market.

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

                                   PLANAR SYSTEMS, INC.
                                   (Registrant)



DATE: August 14, 2000              /s/ Jack Raiton
                                   -----------------
                                   Jack Raiton
                                   Vice President and
                                   Chief Financial Officer