Form 10-K
period 2000-09-29
PLANAR SYSTEMS INC
filed 2000-12-21
CIK 722392

=============================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2000         Commission File No 0-23018

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

                                (503) 690-1100
              (Registrants telephone number, including area code)
              ----------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K _____

                                                     As of December 14, 2000
Aggregate market value of the voting stock held
by non-affiliates of the Registrant based upon
the closing bid price of such stock:                        $299,826,000

                                                              11,053,482
                                                              ----------
Number of shares of Common Stock outstanding

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on February 1, 2001, are incorporated by reference into Part III of this report.
===========================================================================

Part I
------

Item 1.
                                   BUSINESS

        Planar Systems, Inc. (Planar) is a leading developer, manufacturer and marketer of high performance electronic display products. The Company's products include its proprietary electroluminescent (EL) flat panel displays, cathode ray tubes (CRTs), active matrix liquid crystal displays (AMLCDs), passive matrix liquid crystal display (PMLCD) products, and backlights. These products are used in a wide variety of medical, industrial (process control, instrumentation), transportation, communications and other applications. The Company competes on a global basis with full development, manufacturing and marketing operations in both the United States and Europe. Major customers include Datascope, Agilent, Welch Allyn Protocol, Inc., Sun Micro Systems, Marconi Commerce Systems, Siemens, and Smiths Industries.

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

        Gas Plasma. Gas plasma creates a visible image by ionizing a gas contained between two glass plates. The ionized gas emits an ultra violet light, which excites phosphors, which emit visible light. Gas plasma displays generally have higher power consumption requirements than other display technologies but may provide the most cost effective solution for large-sized displays. These displays are primarily used in industrial and entertainment applications.

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

Markets

The Company is currently serving the following core market segments:

               Medical. Displays are used in patient monitors and a range of diagnostic and therapeutic equipment, including defibrillators, anesthesia systems, ventilators, infusion pumps and blood analyzers. These medical applications typically require a wide viewing angle and clear, crisp images readable from across the room in varying light conditions by multiple users at the same time. The Company believes that its displays provide superior display quality and reliability for crucial medical applications.

               Industrial. Displays are used in a wide range of manufacturing environments, including the gas pump industry, industrial computers, operator interfaces and machine control panels. The reliability, ruggedness, wide operating temperature range and low susceptibility to electromagnetic interference of Planar displays permit the Company to deliver solutions to a range of problems in these difficult environments. The Company's displays are also used in a wide range of test and measurement products, including digital oscilloscopes, analyzers and telecommunications test equipment. The Company believes there is an increasing market demand for the Company's displays in smaller, more portable test equipment. A pending merger will give the Company a position in the automated teller machine (ATM) and outdoor kiosk market.

               Transportation. The Company's sales in this market consist primarily of high performance CRTs sold to systems integrators for military cockpits and displays for commercial transportation applications. The Company has been in the military avionics AMLCD market which it is exiting upon completion of existing contracts in fiscal 2001. Additionally, the Company sells processed EL display glass to military systems suppliers for integration into various military subsystems used in communications applications, tactical displays, avionics and shipboard command and control equipment.

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

In addition to the core markets described above, Planar is serving the following emerging markets:

               Desktop Monitors. The Company introduced its first commercial product -- a flat panel desktop monitor -- in October 2000 through select retail channels. Flat panel monitors provide an option to larger, more bulky CRTs on the desktop.

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

Products

        The Company offers a variety of displays and display systems in a wide range of resolutions, formats, viewing areas and technologies. These can be classified in three primary product lines:

        Flat Panel Displays. This product line includes monochrome EL and LCD, multi-color EL and full color AMLCD displays. This is principally an OEM (original equipment manufacturer) component market in which the customers purchase displays to incorporate directly into their products or stand alone flat panel monitors to integrate into a system. In early fiscal 2001, the Company began selling a commercial flat panel desktop monitor through selected retail channels.

        Cathode Ray Tubes. The Company offers high performance CRTs based on its proprietary taut shadow mask technology. These displays are sold primarily to military systems companies who integrate them into cockpit applications.

        Value-added Display Solutions. To be able to better satisfy customers' display needs, the Company incorporates displays into systems and sub-systems that often include keyboards, touch input devices, local computing capability or special packaging. The Company markets its complete display systems for computing applications.

Research, Development and Product Engineering

        The Company believes that a significant level of investment in research, development and product engineering is required to maintain market leadership. Total expenses were $14.1, $23.8, and $19.9 million for the fiscal years 2000, 1999, and 1998, respectively, for research, development, and product engineering. These expenses were partially offset by contract funding from both government agencies (in the United States and Finland) and private sector companies of $3.8, $9.7, and $11.2, million in fiscal years 2000, 1999, and 1998, respectively. Research and development expenses of the Company are primarily related to advanced technology programs in active matrix electroluminescent (AMEL) technology, AMLCD and PMCLD technologies, , organic light emitting diodes (OLEDs), new drive architectures and fundamental process improvements. Product engineering expenses are directly related to the design, prototyping and release to production of new Company products. Research, development and product engineering expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses and other costs associated with the Company's ongoing efforts to develop new products, processes and enhancements.

        Recent development efforts have been focused on both short-term and long-term programs designed to enhance the Company's product offerings and capabilities. These programs include the following:

        AMEL. This program is focused on the development of high resolution image sources for miniature display applications. Current development efforts are addressing higher resolution, improved performance, color, and lower manufacturing costs. Potential markets include medical, industrial and transportation.

        Small Graphics Displays (SGD). This product development effort led to the SGD service that provides quick turnaround designs coupled with volume production of small graphics custom display systems. Initial targeted markets include industrial process control, business/office equipment and transportation.

        New Technology Development. As part of the Company's strategy, relationships are continuing to be established to explore various display technologies and their incorporation into the product line. Some of the projects being pursued include AMLCDs, fast PMLCDs, backlights, organic light emitting diodes (OLEDs) and other thin film devices.

Government and Industry Partnerships

        The Company believes that it is necessary for the United States and Europe to further develop sources of supply, equipment and a base of trained personnel to support the display industry. Additionally, as part of the Company's technology strategy, the Company believes that it is important to be involved with a broad range of display technologies and industry groups. As a result of its participation, the Company benefits from work being done which complements (and in some cases, funds) the Company's internal development objectives. To that end, the

Company has employees who actively participate in several government/industry partnerships, including the Phosphor Technology Center of Excellence (PTCOE). The Advance Research Projects Agency (ARPA) has funded the creation of the PTCOE to promote the development of appropriate materials and processes for the fabrication of phosphors for light emissive displays.

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

        The Company believes that worldwide quality standards are increasing and that many customers now want manufacturers to have ISO9001 certification. This certification requires that a company meet a set of criteria, established by an independent, international quality organization that measures the quality of systems, procedures and implementation in manufacturing, marketing and development of products and services. All of the operating divisions have received and maintain their ISO9001 certification.

        In addition to its own manufacturing facilities, the Company has agreements with offshore manufacturers. A portion of the Company's custom liquid crystal display (LCD) products are manufactured in Hong Kong and China and electroluminescent (EL) display assembly and testing will be done in Indonesia. The Company also has an equity investment in a Taiwan, China based company that manufactures stand alone flat panel monitors for Planar.

Sales and Marketing

        The Company's products are distributed worldwide through a combination of independent sales representatives, distributors and Company-employed sales personnel. In the United States,

Planar has regional sales personnel in the Boston, Milwaukee, Portland, and Tampa metropolitan areas. In addition, there are four sales offices in Europe -- Helsinki, London, Paris, and Munich. Each of these locations is staffed by a regional sales manager who has responsibility for OEM sales in a specific region. Each region also has a number of independent sales representatives who generally have exclusive marketing and sales rights in their area and are managed by the regional sales manager. International sales are conducted through a combination of direct sales offices (Finland, Germany, France, and the United Kingdom), independent sales representatives and distributors.

        As of September 29 , 2000 , the Company's backlog of domestic and international orders aggregated approximately $73.7 million. The Company includes in its backlog all accepted contracts or purchase orders that are scheduled for delivery in the next six months. The Company believes that its backlog may be of limited utility in predicting future sales, particularly since its international sales are primarily conducted through distributors, which typically do not place purchase orders substantially in advance of delivery dates. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

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

        The principal display competitors against which the Company competes include Sharp, Toshiba, Optrex, Seiko-Epson and Hitachi for LCDs; Sharp for EL; Sharp, DTI, Hitachi and NEC for AMLCDs. In addition, a significant number of Korean companies including Samsung, Hyundai and Goldstar have also made large investments in AMLCD technology. In the non-core commercial desktop monitor market, competitors include Panasonic, Fujitsu, Samsung, Sony and others.

        The Company's CRT products dominate the United States' market for high performance full color avionic CRTs and have a significant share of the market worldwide. Increasingly, the

Company is seeing commercial display ruggedizers attempting to move into the military avionics markets with commercial AMLCD products for avionics applications.

Intellectual Property

        The Company relies on a combination of patents, trade secrets, trademarks, copyrights and other intellectual property law, nondisclosure agreements and other measures to protect its proprietary rights. The Company currently owns or has license rights to over 50 patents and several more pending patent applications for its technologies. The expiration dates of the Company's existing patents range from 2000 to 2020. Features for which the Company has and is seeking patent protection include display glass design, materials, electronics addressing and control functions and process manufacturing.

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

Employees

        As of September 29, 2000, the Company had 881 employees worldwide, 615 in the United States and 266 in Europe. Of these employees, 68 were engaged in marketing and sales, 97 in research, development and product engineering, 74 in finance and administration, and 642 in manufacturing and manufacturing support.

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

Item 2. Properties

        The Company leases three of its primary manufacturing facilities and various sales offices in the United States and Europe. The EL manufacturing operation, located in Hillsboro, Oregon, leases 70,000 square feet which includes 25,000 square feet of clean room. In addition the Company's assembly operations located in Beaverton, Oregon, leases 79,000 square feet of custom designed space, including 15,000 square feet of cleanroom. The CRT operation is located in a large facility in which it leases 29,000 square feet, including approximately 7,000 square feet of cleanroom. The European facility, located in Espoo, Finland, is a custom designed facility in which Planar leases 85,000 square feet, including approximately 15,000 square feet of cleanroom.

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

        The Company has four field sales offices in key U.S. metropolitan areas and four sales offices in Europe. The offices are located in the Boston, MilwaukeePortland, Tampa, Helsinki, London, Paris and Munich metropolitan areas. Lease commitments for these facilities are short term, typically six to twelve months. None of these sales offices has any significant leasehold improvements nor are any planned.

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

                                                    High            Low

        Fiscal 1999
        First Quarter                              12.50            6.69
        Second Quarter                              9.81            7.13
        Third Quarter                               9.00            7.13
        Fourth Quarter                              7.81            6.13

        Fiscal 2000
        First Quarter                               7.94            5.25
        Second Quarter                             16.69            7.25
        Third Quarter                              14.50            7.98
        Fourth Quarter                             19.88           12.25

     During the quarter ended September 29, 2000, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 15,161 shares of Common Stock were issued at exercises prices ranging from $2.25 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

Item 6. Selected Financial Data

Fiscal year
(in thousands, except per           2000         1999         1998         1997         1996
share amounts)
Operations
Sales                             $169,206     $122,914     $129,015     $ 88,850      $80,371
Gross profit                        39,150       33,175       40,252       28,488       27,988
Income (loss) from operations       (2,398)      (3,151)      11,827       (1,396)       9,104
Net income (loss)                 $    351     $ (5,125)    $  8,951     $    274      $ 8,672
Net income (loss)per share        $   0.03     $  (0.48)    $   0.81     $    .02      $  0.77
(diluted)
Balance Sheet
Working capital                   $ 50,047     $ 54,378     $ 51,520     $ 52,871      $56,924
Assets                             125,901      111,771      118,629      114,196       97,295
Long-term liabilities               15,065       16,622        4,526        8,851        6,015
Shareholders' equity                72,822       72,744       83,378       77,280       79,969

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company is a worldwide leader in the development, manufacture and marketing of high performance electronic display products and systems. Planar began shipping products in 1983 and has experienced revenue growth based upon the expansion of its product line and market acceptance of its products for a variety of applications.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Consolidated Financial Statements of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Fiscal year ended                      Sept. 29, 2000   Sept. 24, 1999    Sept. 25, 1998
----------------------------------------------------------------------------------------------
Sales                                      100.0%           100.0%           100.0%
Cost of sales                               76.9             73.0             68.8
                                           -----            -----            -----
  Gross profit                              23.1             27.0             31.2
Operating expenses:
  Research and development, net              6.1             11.4              6.7
  Sales and marketing                        7.7              9.2              8.5
  General and administrative                 7.4              7.9              6.8
  Non-recurring charges                      3.3              1.0                -
                                           -----            -----            -----
Total operating expenses                    24.5             29.5             22.0
                                           -----            -----            -----
Income (loss) from operations               (1.4)            (2.5)             9.2
Non-operating income (expense):
  Interest, net                             (0.1)            (0.2)             0.5
  Foreign exchange, net                      1.2              1.3             (0.5)
  Other, net                                  --             (4.4)               -
                                           -----            -----            -----
Net non-operating income (expense)           1.1             (3.3)               -
                                           -----            -----
Income (loss) before income taxes           (0.3)            (5.8)             9.2
Provision (benefit) for income taxes        (0.5)            (1.6)             2.3
                                           -----            -----            -----
  Net income (loss)                          0.2%            (4.2)%            6.9%
                                           =====            =====            =====
----------------------------------------------------------------------------------------------

Non-recurring Charges

In the fourth quarter of fiscal year 2000, the Company made a decision to exit its unprofitable business of supplying high performance, full-color AMLCD flat panel displays for military avionics. As a result of this decision, the Company recorded non-recurring charges of $13.0 million. The actions include primarilycharges for excess inventory, recognition of losses on contracts which will not be fulfilled and the expected losses to be incurred in fulfilling the existing contracts, impairment of fixed assets and workforce reductions of 27 people. Management expects to complete the production of units anticipated under the contracts during the third quarter of fiscal year 2001. Other actions are expected to be completed by the end of fiscal year 2001.

Cash of $5.2 million is expected to be used in connection with the expected losses on contracts and the severance benefits, which have not yet been paid.

The Company has recorded $5.2 million of charges related to excess and obsolete inventory, which has been identified as a direct result of the decision to exit these product lines. The Company has also recognized expected losses of $2.2 million to be incurred during the fulfillment of the existing contracts. Total non-recurring charges of $7.4 million have been recorded as cost of sales in the Consolidated Statement of Operations. The Company has also recorded a charge of $3.7 million for other contractual liabilities which relate to losses on contracts which will not be fulfilled, lease termination costs and other contractual liabilities. The Company has also recorded a charge of $1.2 million related to fixed asset impairment. The impairment loss is the carrying amount of the assets as the assets will be disposed of by abandonment when the contractual commitments are fulfilled. In addition, the Company has recorded severance charges of $405,000 Total charges of $5.4 million have been recorded as non-recurring charges in the Consolidated Statement of Operations. The Company has recorded $200,000 of estimated bad debt expense for customers who will not pay their existing accounts receivable balances as a result of the Company's decision to exit these product lines. This amount has been recorded as general and administrative expense in the Consolidated Statement of Operations.

In the fourth quarter of fiscal year 1999, the Company began to implement a series of actions intended to align operations with current market conditions and to improve the profitability of its operations. As a result of these actions, the Company recorded a non-recurring charge of $1.5 million. These actions included a workforce reduction of 18 people and the write-off of prepaid royalties. In addition, the Company decided at that time to sell Planar Flat Candle, Inc., a wholly owned subsidiary that manufactures and sells backlights for liquid crystal displays. These actions were completed by the end of fiscal year 2000 and the total cash paid was $243,000.

   The exit of the Flat Candle business resulted in a charge of $1.1 million which included inventory charges of $237,000 related to the exit of certain products, $651,000 related to goodwill, $183,000 related to severance and $66,000 related to other assets and liabilities. The inventory charge of $237,000 was recorded as cost of sales and the remaining amount of $900,000 was recorded as non-recurring charges in the Consolidated Statement of Operations. During the second quarter of fiscal year 2000, the Company determined that a buyer could not be found. As a result, the remaining value of the assets was reduced to fair value and a charge of $200,000 was recorded as non-recurring charges in the Consolidated Statement of Operations. The assets were disposed of during fiscal year 2000.

   During 1999, the Company also recorded additional severance charges of $188,000 related to headcount reductions. In addition, a charge of $163,000 was recorded related to prepaid royalties, which were impaired due to lower than expected future sales. The fair value of the asset was determined through the calculation of the net present value of discounted cash flows expected to be provided by the asset. These amounts were recorded as non-recurring charges in the Consolidated Statement of Operations.

Sales

The Company's sales of $169.2 million in 2000 increased $46.3 million or 37.7% as compared to sales of $122.9 million in 1999. The increase in sales was principally due to higher sales of $23.9 million, $19.4 million and $3.0 million within the Transportation, Medical and Industrial segments, which increased 80.7%, 45.7% and 5.9%, respectively. Transportation sales have increased primarily due to higher volume sales in both the vehicle and avionics AMLCD markets and also due to higher CRT sales volumes. Sales volumes in the Medical market have increased primarily in the medical instrument and medical monitor markets. Industrial market sales have increased due to higher volumes to the wireless test, gas pump and industrial controls industries. The Company's sales in 1999 decreased $6.1 million or 4.7% as compared to $129.0 million in 1998. The decrease in sales was principally due to a slowdown across all of the Company's markets in both Europe and North America due to customers pushing out shipment dates and reduced sales due to weak end-product sales. The Company presently expects sales for fiscal year 2001 to increase approximately 20% in its continuing business. After adjusting for approximately $10.0 million of military AMLCD business in 2000 and $5.0 million in 2001, and $10.0 million for the acquisition of AllBrite Technologies, Inc. the Company's revenue target is $205.0 million for 2001.

   International sales, net of intercompany eliminations, increased by 31.9% to $35.4 million in 2000 as compared to $26.8 million recorded in 1999, and increased 1.4% in 1999 from 1998 sales of $26.5 million. The increase in international sales was due primarily to increased sales in existing market segments in the Company's foreign markets. As a percentage of total sales, international sales decreased to 20.9% in 2000 from 21.8% in 1999 and increased from 20.5% in 1998. The decline in international sales as a percentage of total sales was mainly attributable to the higher sales volumes in 2000.

Gross Profit

The Company's gross margin as a percentage of sales decreased to 23.1% in 2000 from 27.0% in 1999. The decrease was primarily a result of the non-recurring charges of $7.4 million, or 4.4% of sales, which was recorded in the fourth quarter, continuing manufacturing problems associated with the military AMLCD products, lower EL margins associated with our new production facility and increased inventory reserves end-user products. These decreases were partially offset by better yields on the LCD products and higher margins and increased volumes of CRT and commercial AMLCD products. The Company's gross margin as a percentage of sales decreased to 27.0% in 1999 from 31.2% in 1998. This decrease was largely attributable to increased inventory reserves for the end-user products and start-up manufacturing issues associated with the military avionics AMLCD products. For 2001, the Company expects gross margins to be approximately 28.0%

Research and Development

Research and Development expenses of $10.3 million in 2000 decreased $3.7 million or 26.7% from $14.0 in 1999. The decrease was due to lower development effort associated with both the commercial and military color AMLCD products and tighter cost controls. This decrease was partially offset by increases in research due to less contract funding of $5.9 million received in 2000. Research and development expenses increased $5.4 million or 61.7% to $14.0 million in 1999 from $8.7 million in 1998. The increase was due primarily to additional expenses related to the development of new technologies and product engineering associated with the development of color AMLCD products in both the commercial and military avionics businesses. In addition, the Company received $1.5 million less in contract funding in 1999 as compared to 1998.

Sales and Marketing

Sales and marketing expenses increased $1.6 million or 14.5% to $13.0 million in 2000 from $11.4 million in 1999. The increase was due primarily to higher commissions being paid on the higher sales levels. As a percentage of sales, sales and marketing expenses decreased to 7.7% in 2000 as compared to 9.2% in 1999. This decrease was due to the sales increasing at a faster rate than the sales and marketing expenses. Sales and marketing expenses increased $453,000 or 4.2% to $11.4 million in 1999 as compared to $10.9 million in 1998. The increase was primarily due to additional marketing resources associated with the medical and transportation markets. As a percentage of sales, sales and marketing expenses increased from 8.5% in 1998 to 9.2% in 1999 due to higher expenses and lower sales levels in 1999.

General and Administrative

General and administrative expenses were $12.7 million in 2000, an increaseof $3.0 million or 30.9% from $9.7 million in 1999. The increase was primarily due to increased personnel costs and bad debt expenses. As a percentage of sales, general and administrative expenses decreased to 7.4% of sales in 2000 from 7.9% of sales in 1999. The decrease was due to higher sales volumes in 2000 as compare to 1999. General and administrative expenses increased $835,000 or 9.4% to $9.7 million in 1999 from $8.8 million in 1998. The increase in general and administrative expenses was primarily due to increased bad debt expense and the search and transition related to a new President and Chief Executive Officer. As a percentage of sales, general and administrative expenses increased to 7.9% in 1999 from 6.8% in 1998. This increase is due to higher expenses and lower sales levels in 1999.

Amortization of Goodwill and Excess of Fair Market Value of Acquired Net Assets over Purchase Price

In connection with the Company's acquisition of Standish Industries, Inc. in September 1997, the Company recorded goodwill on its balance sheet for the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized over a ten-year period, resulting in operating expenses of $571,000 per year. Goodwill amortization is included in general and administrative expenses in the Consolidated Statement of Operations.

   In connection with the Company's acquisition of its Finland operation in January 1991, the Company exchanged Common Stock with a fair market value (based upon an independent valuation) equivalent to the value of the business acquired. Due to historical losses of this business and the expectation of future losses, the value of the Common Stock paid was less than the fair market value of the net assets acquired. This required the Company to write fixed assets down to zero and to record negative goodwill on its balance sheet for the remaining amount of the excess fair market value of the net assets acquired over the purchase price. Amortization of this negative goodwill has created a positive offset to operating expenses in the amount of $476,000 per year. Negative goodwill is being amortized over a ten-year period and is included in general and administrative expenses.

Operating expenses

Operating expenses increased $5.2 million or 14.4% to $41.5 million in 2000 from $36.3 million in 1999. As a percentage of sales, operating expenses decreased to 24.5% in 2000 from 29.5% in 1999. Operating expenses in 1999 increased $7.9 million or 27.8% from $28.4 million in 1998 or 22.0%, as a percentage of sales. The Company believes that operating expenses will be approximately 20.0% of revenues in 2001. The Company will increase its investment in sales and marketing in order to strengthen its focus on markets and customer intimacy. In addition, the Company continues to make a significant investment in a new ERP system.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. Net interest expense increased to $278,000 in 2000 from $233,000 in 1999. This increase was due to lower cash balances earning interest offset by lower interest expense on decreased borrowings in 2000. Net interest income (expense) decreased from net interest income of $736,000 in 1998 to net interest expense of $233,000 in 1999 due to lower cash balances earning interest income and higher interest expense due to increased borrowings. In 1999, the Company increased its borrowings to finance equipment purchases associated with a new production facility.

   On July 6, 1999, the Company acquired a 20% interest in dpiX Holding Company LLC. dpiX Holding Company LLC which owns 80.1% of dpiX LLC. The Company paid $5.0 million in cash for its interest in dpiX Holding Company LLC. dpiX LLC manufactures and sells amorphous silicon thin-film transistor arrays for use in x-ray digital detectors and liquid crystal displays. The investment was accounted for under the equity method of accounting. As part of the acquisition agreement, there was a disproportionate allocation of profit and losses where the Company recognized the first $5.0 million of losses incurred. The Company has written off the entire investment of $5.4 million, which included transaction costs of $395,000, in the fourth quarter of fiscal year 1999 based upon the actual losses incurred since the date of acquisition and the belief that the investment is other than temporarily impaired.

   Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash accounts denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to gains of $2.1 million in 2000 and $1.7 million in 1999 and a loss of $659,000 in 1998. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company conducts business.

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

Provision for Income Taxes

The Company recorded a tax benefit of $942,000 in 2000, a tax benefit of $2.0 million in 1999 and a tax provision of $3.0 million for 1998. For fiscal 2000 and 1999, the change in the effective tax rates was due to recognition of book losses in the United States compared to book income for the Company's Finland subsidiary. In 2000, the book loss in the United States was due primarily to the non-recurring charges. In addition, the Company realized a tax benefit related to a reduction in the valuation allowance related to the net operating loss carryforward. In 1999, the book loss in the United States was due primarily to the write-off of the dpiX investment and the non-recurring charges. The effective tax rate for 1998 was due to the relative profitability of the Company's Finland subsidiary compared to the United States entities. As a result of the acquisition of the Company's Finland subsidiary in January 1991, the Company recognized a change in ownership for tax purposes that resulted in a limitation on the annual utilization of net operating loss carryforwards for United States tax purposes. In fiscal 2000, 1999 and 1998, the Company was subject to the $2.1 million annual limitation. The Company believes that the effective tax rate for 2001 will be 33%.

Net Income

Net income for 2000 was $351,000 or $0.03 per diluted share. In 1999, the net loss was $5.1 million or $0.48 per diluted share. In 1998, net income was $9.0 million or $0.81 per diluted share. In 2001, the Company believes earnings per share will be $0.95 excluding foreign currency.

QUARTERLY RESULTS OF OPERATIONS

The table below presents unaudited consolidated financial results for each quarter in the two-year period ended September 29, 2000. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

Three months ended                      Sept. 29,    June 30,  March 31,  Dec. 31,  Sept. 24,  June 25,  March 26,  Dec. 25,
(in thousands, except per share data)     2000         2000      2000       1999      1999       1999      1999       1998
-----------------------------------------------------------------------------------------------------------------------------
Sales                                   $  46,513   $  43,495  $  40,606 $  38,592 $  32,773 $  30,426  $  29,239  $  30,476
Gross profit6,447                          12,086      10,957      9,660     7,267     8,190     8,462      9,256
Income (loss) from operations              (8,491)      3,126      1,960     1,007    (4,065)     (652)       181      1,385
Net income (loss)                          (4,655)      2,266      1,718     1,024    (7,088)       68        955        940
Net income (loss) per share
 (diluted)                              $   (0.43)  $    0.21  $    0.16 $    0.10 $   (0.67) $   0.01  $    0.09  $    0.09
Weighted average number of common
     shares outstanding (diluted)          10,744      11,131     11,150    10,605    10,527    10,779     10,838     10,975

-----------------------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities was $2.4 million, $5.8 million and $4.1 million in fiscal years 2000, 1999 and 1998, respectively. The net cash provided by operations in 2000 was due primarily to the non-recurring charges, the increase in other current liabilities and depreciation and amortization offset by the change in deferred taxes and the other balance sheet accounts. The net cash provided by operations in 1999 was primarily due to the loss on the dpiX investment and the non-recurring charges offset by the change in deferred taxes and other balance sheet accounts. The net cash provided by operations in 1998 was primarily related to changes in the balance sheet accounts including inventory, accounts receivable, other current assets and other current liabilities.

   Additions to plant and equipment were $9.2 million, $5.0 million and $13.6 million in 2000, 1999 and 1998, respectively. In 2000, significant additions were made related to the Company's new EL manufacturing facility in Hillsboro, Oregon, which began operating in the third quarter. Additions were also made related to the Wisconsin and Finland manufacturing facilities. The significant acquisitions during 1999 were purchases of equipment for the Wisconsin and Finland manufacturing operations. In 1998, most of the additions related to deposits and payments for manufacturing equipment related to the Company's future Hillsboro location.

        At September 29, 2000, the Company had two bank line of credit agreements with a total borrowing capacity of $20.0 million As of both September 29, 2000 and September 25, 1999, borrowings outstanding under the credit lines were $0. Borrowings outstanding under the equipment financing lines were $15.6 million and $17.4 million as of September 29, 2000 and September 24, 1999, respectively. The Company was in violation of certain financial covenants under one of the lines of credit as of September 29, 2000. The bank has waived the covenant violations. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company's working capital requirements for the foreseeable future.

   During December 2000, the Company signed a definitive agreement to acquire all of the outstanding shares of AllBrite Technologies, Inc. in exchange for $24.9 million of the Company's common stock. The number of shares will be determined by dividing $24.9 million by the average stock price, which is the average of the closing stock price for the ten trading days ending on the fourth business day before the closing date. The business combination will be accounted for using the pooling methodology of accounting.

   On May 13, 1998, the Company announced its intention to repurchase up to $5.0 million of the Company's shares of outstanding common stock from time to time over the following twelve months in open market and negotiated transactions. During the year ended September 24, 1999, the Company completed the repurchase plan and repurchased approximately 376,000 shares of its outstanding common stock for $3.4 million.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the following: domestic and international business and economic conditions, changes in growth in the flat panel monitor industry, changes in customer demand or ordering patterns, changes in the competitive environment including pricing pressures or technological changes, continued success in technological advances, shortages of manufacturing capacities from our third party partners, final settlement of contractual liabilities, future production variables impacting excess inventory and other risk factors described below. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

Development of New Products and Risks of Technological Change

        The Company's future results of operations will depend upon its ability to improve and market its existing products and to successfully develop, manufacture and market new products. There can be no assurance that the Company will be able to continue to improve and market its existing products or develop and market new products, or that technological developments will not cause the Company's products or technology to become obsolete or noncompetitive. Even successful new product introductions typically result in pressure on gross margins during the initial phases as costs of manufacturing start-up activities are spread over lower initial sales volumes. The Company has experienced lower than expected yields with respect to new products and processes in the past. These low yields have, and will continue to have, a negative impact on gross margins. In addition, customer relationships can be negatively impacted due to production problems and late delivery of shipments.

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

Level of Advanced Research and Development Funding

        The Company's advanced research and development activities have been significantly funded by outside sources, including agencies of the United States and Finnish governments and private sector companies. The Company's recently funded research and development activities have principally focused on multi-color and full color displays, miniature displays, low power displays, advanced packaging and other applications. The actual funding that will be recognized in future periods is subject to wide fluctuation due to a variety of factors including government appropriation of the necessary funds and the level of effort spent on contracts by the Company.

        Within Congress, there has been significant debate on the level of the funding to be made available to programs that have historically supported the Company's research activities. Additionally, government research and development funding has been gradually shifting to a more commercial approach, and contractors are increasingly required to share in the development costs. This trend is likely to continue, which could increase the Company's net research and development expenses. While the Company has historically experienced significant decline of external research funding, additional losses or substantial reductions of such funding could adversely affect the Company's results of operations and its ability to continue research and development activities at current levels. See Note 1 in the "Notes to Consolidated Financial Statements".

International Operations and Currency Exchange Rate Fluctuations

        Shipments to customers outside of North America accounted for approximately 20.9%, 21.8% and 20.5%, of the Company's sales in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. The Company anticipates that international shipments will continue to account for a significant portion of its sales. As a result, the Company is subject to risks associated with international operations, including trade restrictions, overlapping or differing tax structures, changes in tariffs, export license requirements and difficulties in staffing and managing international operations (including, in Finland, relations with national labor unions). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Declining Military Expenditures

        The Company's sales associated with military applications have been increasing. However, military capital expenditure levels have been declining for several years and depend largely on factors outside of the Company's control. The Company has announced its exit of the military avionics AMLCD product line and as a result military sales will not continue at current levels. In addition, as a result of the reduction in military sales, several key suppliers have threatened to halt production of critical components. Although the Company believes it has reached agreement with each of its critical vendors, no assurance can be given that critical material supply will be available when needed. The Company continues to develop strategic relationships with suppliers. However, there can be no assurance given that these strategic relationships will continue in the future and the Company will receive the critical components required to meet production and shipment schedules.

The Company has fixed price contracts for flat panel displays with a small number of military avionics customers. As a result of the performance requirements for these displays and difficulties in the manufacturing process, the Company has experienced difficulties in satisfying its obligations under these contracts and generally has not realized a profit selling these products. Although the Company has successfully renegotiated specifications and prices under certain of these contracts, the Company has not been able to renegotiate the terms of all such contracts or achieve a level of profitability on these products that would justify continuing sales. As previously announced, , the Company will not seek new contracts or contract extensions when the existing contracts expire in fiscal 2001. The Company's inability to satisfy its obligations under existing contracts could result in contractual liabilities to the Company, a reduction in the Company's revenues and earnings and the impairment of the Company's ability to continue to participate in the military avionics market and potentially the commercial avionics market.

Effects of Quarterly Fluctuations in Operating Results

        Results of operations have fluctuated significantly from quarter to quarter in the past, and may continue to fluctuate in the future. Various factors, including timing of new product introductions by the Company or its competitors, foreign currency exchange rate fluctuations, disruption in the supply of components for the Company's products, changes in product mix, capacity utilization, the timing of orders from major customers, production delays or inefficiencies, inventory obsolescence charges, warranty return rate fluctuations related to newer products, changes in estimates associated with the non-recurring charges, the timing of expenses and other factors affect results of operations. Quarterly fluctuations may adversely affect the market price of the Common Stock.

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

Item 7A.  Quantitative and Qualatative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Data

                             PLANAR SYSTEMS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Independent Auditors' Report..........................................    26
Consolidated Balance Sheets...........................................    27
Consolidated Statements of Operations.................................    28
Consolidated Statements of Cash Flows.................................    29
Consolidated Statements of Shareholders' Equity.......................    30
Notes to Consolidated Financial Statements............................    31

Independent Auditors' Report
The Board of Directors
Planar Systems, Inc. and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 29, 2000 and September 24, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 29, 2000 and September 24, 1999, and the results of their operations, and their cash flows for each of the years in the three-year period ended September 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Portland, Oregon
October 31, 2000, except as to Note 14, which is as of December 11, 2000

Consolidated Balance Sheets

(In thousands, except share amounts)                                         Sept. 29, 2000  Sept. 24, 1999
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $    15,772   $    17,795
  Short-term investments (Note 2)                                                       --         2,010
  Accounts receivable, net of allowance for doubtful
  accounts of $3,146 at 2000 and $601 at 1999 (Note 2)                              27,795        20,982
  Inventories                                                                       28,910        25,373
  Other current assets (Note 8)                                                     15,584        10,623
                                                                               -----------    ----------
    Total current assets                                                            88,061        76,783
Property, plant and equipment, net (Note 5)                                         27,709        16,245
Goodwill                                                                             3,428         4,000
Other assets (Note 8)                                                                6,703        14,743
                                                                               -----------    ----------
                                                                               $   125,901    $  111,771
                                                                               ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $    14,269   $    11,513
  Accrued compensation                                                               4,870         3,975
  Current portion of long-term debt (Note 6)                                         1,894         1,778
  Deferred revenue                                                                   1,080         1,301
  Other current liabilities (Notes 7 and 8)                                         15,781         3,362
  Current portion of excess fair market value of acquired net
  assets over purchase price                                                           120           476
                                                                               -----------   -----------
    Total current liabilities                                                       38,014        22,405

Long-term debt, less current portion (Note 6)                                       13,705        15,599
Other long-term liabilities (Note 8)                                                 1,360         1,023
                                                                               -----------   -----------
    Total liabilities                                                               53,079        39,027

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value. Authorized 10,000,000 shares, no shares issued at 2000 or 1999
Common stock, no par value. Authorized 30,000,000 shares;
issued 10,910,153 and 10,490,233 shares at 2000 and 1999,
respectively                                                                        78,868        75,319
Retained earnings                                                                    6,060         5,709
Accumulated other comprehensive loss (Note 13)                                     (12,106)       (8,284)
                                                                               -----------   -----------
    Total shareholders' equity                                                      72,822        72,744
                                                                               -----------   -----------
                                                                               $   125,901   $   111,771
                                                                               ===========   ===========
----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations                                           Fiscal year ended
(In thousands, except per share amounts)                        Sept. 29, 2000  Sept. 24, 1999  Sept. 25, 1998
----------------------------------------------------------------------------------------------
Sales                                                              $  169,206   $  122,914       $  129,015
Cost of sales                                                         130,056       89,739           88,763
                                                                   ----------   ----------       ----------
Gross profit                                                           39,150       33,175           40,252
                                                                   ----------   ----------       ----------
OPERATING EXPENSES:
  Research and development, net                                        10,300       14,047            8,685
  Sales and marketing                                                  13,000       11,357           10,904
  General and administrative                                           12,658        9,671            8,836
  Non-recurring charges (Note 4)                                        5,590        1,251                -
                                                                   ----------   ----------       ----------
    Total operating expenses                                           41,548       36,326           28,425
                                                                   ----------   ----------       ----------
Income (loss) from operations                                          (2,398)      (3,151)          11,827

NON-OPERATING INCOME (EXPENSE):
  Interest income                                                         894        1,341            1,029
  Interest expense                                                     (1,172)      (1,574)            (293)
  Foreign exchange, net                                                 2,085        1,658             (659)
  Loss on investment(Note 3)                                               --       (5,395)               -
                                                                   ----------   ----------       ----------
    Net non-operating income (expense)                                  1,807       (3,970)              77
                                                                   ----------   ----------       ----------
Income (loss) before income taxes                                        (591)      (7,121)          11,904
Provision (benefit) for income taxes (Note 8)                            (942)      (1,996)           2,953
                                                                   ----------   ----------       ----------
    Net income (loss)                                               $     351   $   (5,125)      $    8,951
                                                                    =========   ==========       ==========

  Basic net income (loss) per share                                 $    0.03   $    (0.48)      $     0.83
  Average shares outstanding - basic                                   10,615       10,654           10,837
  Diluted net income (loss) per share                               $    0.03   $    (0.48)      $     0.81
  Average shares outstanding - diluted                                 11,095   $   10,654           11,098
----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                 Fiscal year ended
(In thousands)                                                 Sept. 29, 2000     Sept. 24, 1999      Sept. 25, 1998
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $       351        $    (5,125)        $     8,951
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation and amortization                                         6,079              5,473               4,712
  Amortization of excess market value of acquired net
   assets over purchase price                                            (476)              (476)               (476)
  Loss on investment                                                       --              5,395                   -
  Non-recurring charges                                                13,163              1,488                   -
  Deferred taxes                                                       (6,240)            (3,497)              1,614
  Foreign exchange (gain) loss                                         (2,085)            (1,658)                659
  Tax benefit of stock options exercised                                  471                 22                  93
  (Increase) decrease in accounts receivable                           (9,392)             1,504              (1,451)
  Increase in inventories                                              (8,518)              (134)             (4,456)
  (Increase) decrease in other current assets                          (5,103)             3,367              (3,416)
  Increase in accounts payable                                          3,810              2,126                 932
  Increase (decrease) in accrued compensation                             851               (447)               (918)
  Increase (decrease) in deferred revenue                                 (59)               270                (252)
  Increase (decrease) in other current liabilities                      9,499             (2,459)             (1,885)
                                                                   ----------         ----------          ----------
Net cash provided by operating activities                               2,351              5,849               4,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment                                        (9,181)            (4,958)            (13,597)
Investment in a business                                                   --             (5,395)                  -
Increase (decrease) in other long-term liabilities                        717                593                (183)
Net sales (purchases) of short-term investments                         2,010             (2,010)              8,170
Net sales (purchases) of long-term investments                           (950)              (211)              2,245
                                                                   ----------         ----------          ----------
Net cash used by investing activities                                  (7,404)           (11,981)             (3,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) of long-term debt                              (1,778)            13,356              (4,555)
Net proceeds from long-term accounts receivable                           583                120               1,221
Net proceeds from issuance of capital stock                             3,078                912               1,102
Net proceeds (payments) under short-term debt                              --            (10,000)              8,870
Stock repurchase                                                           --             (3,382)             (5,221)
                                                                   ----------         ----------          ----------
Net cash provided by financing activities                               1,883              1,006               1,417
Effect of exchange rate changes                                         1,147               (505)               (510)
                                                                   ----------         ----------          ----------
Net increase (decrease) in cash and cash equivalents                   (2,023)            (5,631)              1,649
Cash and cash equivalents at beginning of period                       17,795             23,426              21,777
                                                                   ----------         ----------          ----------
Cash and cash equivalents at end of period                        $    15,772        $    17,795         $    23,426
                                                                  ===========        ===========         ===========

Supplemental cash flow disclosure:
  Cash paid for interest                                          $     1,172        $     1,172         $       914
  Cash paid for income taxes                                      $     1,166        $     1,547         $     3,419

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

                                                                                               Accumulated
                                                                                                  Other          Total
                                                             Common Stock          Retained   Comprehensive  Shareholders'
(In thousands, except share amounts)                    Shares         Amount      Earnings   Income (Loss)     Equity
--------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 26, 1997                         11,075,730    $    73,190   $    10,486    $    (6,396)    $    77,280
 Components of comprehensive income (Note 13):
  Net income                                                --             --         8,951             --           8,951
  Currency translation adjustment                           --             --            --          1,180           1,180
  Unrealized loss on investments                            --             --            --             (7)             (7)
                                                                                                               -----------
    Total comprehensive income                                                                                      10,124
Proceeds from issuance of common stock                 154,946          1,102            --             --           1,102
Tax benefit from stock option exercises (Note 8)            --             93            --             --              93
Stock repurchase                                      (443,150)            --        (5,221)            --          (5,221)
                                                   -----------    -----------   -----------    -----------     -----------
BALANCE, SEPTEMBER 25, 1998                         10,787,526         74,385        14,216         (5,223)         83,378
Components of comprehensive loss (Note 13):
  Net loss                                                  --             --        (5,125)            --          (5,125)
  Currency translation adjustment                           --             --            --         (3,061)         (3,061)
                                                                                                               -----------
     Total comprehensive loss                                                                                       (8,186)
Proceeds from issuance of common stock                  79,166            912            --             --             912
Tax benefit from stock option exercises (Note 8)            --             22            --             --              22
Stock repurchase                                      (376,459)            --        (3,382)            --          (3,382)
                                                   -----------    -----------   -----------    -----------     -----------
BALANCE, SEPTEMBER 24, 1999                         10,490,233         75,319         5,709         (8,284)         72,744
Components of comprehensive loss (Note 13):
  Net income                                                --             --           351             --             351
  Currency translation adjustment                           --             --            --         (4,031)         (4,031)
  Unrealized loss on investments                            --             --            --            209             209

                                                                                                               -----------
     Total comprehensive loss                                                                                       (3,471)
Proceeds from issuance of common stock                 419,920          3,078            --             --           3,078
Tax benefit from stock option exercises (Note 8)            --            471            --             --             471
                                                   -----------    -----------   -----------    -----------     -----------

BALANCE, SEPTEMBER 29, 2000                         10,910,153    $    78,868   $     6,060    $   (12,106)    $    72,822
                                                   ===========    ===========   ===========    ===========     ===========
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Three Years Ended September 29, 2000
(Dollars in thousands, except per share amounts)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Planar Systems, Inc. was incorporated on April 27, 1983 and commenced operations in June 1983. Planar Systems, Inc., and its wholly owned subsidiaries (collectively, the "Company") are engaged in the developing, manufacturing and marketing of electronic display products and systems. These display products and systems primarily include electroluminescent displays (EL), liquid crystal displays (LCDs), active matrix liquid crystal displays (AMLCDs) and high performance taut shadow mask cathode ray tubes (CRT).

Principles of consolidation

The consolidated financial statements include the financial statements of Planar Systems, Inc. and its wholly-owned subsidiaries, Planar International Ltd., Planar America, Inc., Planar Standish, Inc., Planar Flat Candle, Inc. and Planar Advance, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Fiscal year

The Company's fiscal year ends on the last Friday in September. The last day of fiscal 2000, 1999 and 1998 was September 29, September 24 and September 25, respectively. Due to statutory requirements, Planar International's fiscal year-end is September 30. All references to a year in these notes are to the Company's fiscal year ended in the period stated which includes the fiscal year results of Planar International.

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

Investments

Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss. At September 29, 2000 and September 24, 1999, the Company had no investments that qualified as trading or held to maturity.

   As of September 29, 2000, the Company's investments in debt and equity securities were classified as cash and cash equivalents. As of September 24, 1999, the Company's investments in debt and equity securities were $9,319 of which $2,010 were classified as investments and the remainder were classified as cash and cash equivalents. The investments are diversified among high credit quality securities in accordance with the Company's investment policy. As of September 29, 2000 and September 24, 1999, all debt securities were invested in either government securities or commercial paper. These securities have been reported at their fair market value, which equaled their historical cost. The contractual maturities of the investments as of September 29, 2000 and September 24, 1999 were less than three months.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of reserves for estimated inventory obsolescence based upon the Company's best estimate of future product demand. Inventories consist of:

                                                         2000           1999
================================================================================
Raw materials                                   $      15,227    $    16,632
Work in process                                         7,643          4,058
Finished goods                                          6,040          4,683
                                                  -----------    -----------
                                                  $    28,910    $    25,373
                                                  ===========    ===========

--------------------------------------------------------------------------------

   Included in cost of sales are $2,528, $2,909 and $1,305 of charges related to inventory obsolescence reserves for the years ended September 29, 2000, September 24, 1999 and September 25, 1998, respectively. The Company has inventory reserves of $2,812 and $4,283 as of September 29, 2000 and September 24, 1999, respectively.

Property, plant and equipment

Depreciation of equipment is computed on a straight-line basis over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the life of the leases or the estimated useful lives of the assets. Depreciation of the buildings is computed on a straight-line basis over the estimated useful life of the buildings, estimated to be 39 years.

Other assets

Included in other assets of $6,703 and $14,743 as of September 29, 2000 and September 24, 1999, respectively, are assets associated with the implementation of a new production facility and equipment which had not been placed in service as of September 29, 2000 and September 24, 1999 in the amounts of $3,332 and $13,982, respectively. In fiscal years 2000, 1999, and 1998 interest was capitalized in the amounts of $0, $0 and $621, respectively.

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

                                                2000          1999         1998
================================================================================
Research and

development expense                      $    14,149   $    23,758 $     19,927
Contract funding                              (3,849)       (9,711)     (11,242)
                                         -----------   ----------- ------------
Research and development, net            $    10,300   $    14,047 $      8,685
                                         ===========   =========== ============
--------------------------------------------------------------------------------

   As of September 29, 2000 and September 24, 1999, included in other current assets are receivables of $1,132 and $2,782, respectively, related to these research and development contracts.

Product warranty

The Company provides a warranty for its products and establishes an allowance at the time of sale adequate to cover warranty costs during the warranty period. The warranty period is generally between twelve and fifteen months. This reserve is included in other current liabilities (Note 7).

Goodwill and excess fair market value of acquired net assets over purchase price

Goodwill and the excess of fair market value of acquired net assets over purchase price are being amortized over a ten-year period using the straight-line method. Long-lived assets and intangibles are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Impairment exists when the carrying value of the asset is greater than the net undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset's book value will be written down to its fair value. Fair value is determined through quoted market values or through the calculation of the net present value of discounted future cash flows expected to be provided by the asset. Accumulated amortization was $1,714 and $1,143 as of September 29, 2000 and September 24, 1999, respectively.

Net income (loss) per share

Basic net income (loss) per share was computed using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. Incremental shares of 480,000, 0 and 261,000 for the fiscal years ended September 29, 2000, September 24, 1999 and September 25, 1998, respectively, were used in the calculations of diluted earnings per share. In years in which a net loss is incurred, no common stock equivalents are included as they are antidilutive.

Financial instruments

For short-term financial instruments, including cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued compensation, the carrying amount approximates the fair value because of the immediate short-term nature of those instruments. The fair value of long-term debt is estimated based upon quoted market prices for similar instruments or by discounting expected cash flows at rates currently available to the Company for instruments with similar risks and maturities. The differences between the fair values and carrying amounts of the Company's financial instruments at September 29, 2000 and September 24, 1999 were not material.

Stock-based compensation plans

The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

Future accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement is effective for fiscal year 2001, but early adoption is permitted. Management has determined that this standard will not have a material impact on the Company's consolidated financial statements.

Reclassification

Certain balances in the 1999 and 1998 financial statements have been reclassified to conform with 2000 presentations. Such reclassifications had no effect on results of operations or retained earnings.

NOTE 2  CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables and investments. The risk in trade accounts receivable is limited due to the credit worthiness of the companies comprising the Company's customer base and their dispersion across many different sectors of the electronics industry and geographies. The risk in investments is limited due to the credit worthiness of investees comprising the portfolio, the diversity of the portfolio and relative low risk of municipal securities. At September 29, 2000, the Company does not believe it had any significant credit risks.

NOTE 3  BUSINESS ACQUISITIONS

   On July 6, 1999, the Company acquired a 20% interest in dpiX Holding Company LLC. dpiX Holding Company LLC owns 80.1% of dpiX LLC. The Company paid $5,000 in cash for its interest in dpiX Holding Company LLC. dpiX LLC manufactures and sells amorphous silicon thin-film transistor arrays for use in x-ray digital detectors and liquid crystal displays. The investment has been accounted for under the equity method of accounting. As part of the acquisition agreement, there is a disproportionate allocation of profit and losses where the Company recognizes the first $5,000 of losses incurred. The Company wrote off the entire investment of $5,395, which includes transaction costs of $395, in the fourth quarter of fiscal year 1999 based upon the actual losses incurred since the date of acquisition and the belief that the investment was other than temporarily impaired. This charge has been recorded in other non-operating expenses in the Consolidated Statement of Operations. During the years ended September 29, 2000 and September 24, 1999, the Company purchased $11,906 and $4,462 of materials from dpiX LLC.

NOTE 4  NON-RECURRING CHARGES

In the fourth quarter of fiscal year 2000, the Company made a decision to exit its unprofitable business of supplying high performance, full-color AMLCD flat panel displays for military avionics. As a result of this decision, the Company recorded non-recurring charges of $12,963. The actions include charges primarily for excess inventory, recognition of losses on contracts which will not be fulfilled and the expected losses to be incurred in fulfilling the existing contracts, impairment of fixed assets and workforce reductions of 27 people. Management expects to complete the production of units anticipated under the contracts during the third quarter of fiscal year 2001. Other actions are expected to be completed by the end of fiscal year 2001. Cash of $5,151 is expected to be used in connection with the expected losses on contracts and the severance benefits, which have not yet been paid.

The Company has recorded $5,151 of charges related to excess and obsolete inventory, which has been identified as a direct result of the decision to exit these product lines. The Company has also recognized the expected losses of $2,222 to be incurred during the fulfillment of the existing contracts. Total non-recurring charges of $7,373 have been recorded as cost of sales in the Consolidated Statement of Operations. The Company has also recorded a charge of $3,741 for other contractual liabilities which relate to losses on contracts which will not be fulfilled, lease termination costs and other contractual liabilities. The Company has also recorded a charge of $1,244 related to fixed asset impairment. The impairment loss is the carrying amount of the assets as the assets will be disposed of by abandonment when the contractual commitments are fulfilled. In addition, the Company has recorded severance charges of $405. Total charges of $5,390 have been recorded as non-recurring charges in the Consolidated Statement of Operations. The Company has recorded $200 of estimated bad debt expense for customers who will not pay their existing accounts receivable balances as a result of the Company's decision to exit these product lines. This amount has been recorded as general and administrative expense in the Consolidated Statement of Operations

In the fourth quarter of fiscal year 1999, the Company began to implement a series of actions intended to align operations with current market conditions and to improve the profitability of its operations. As a result of these actions, the Company recorded a non-recurring charge of $1,488. These actions included a workforce reduction of 18 people and the write-off of prepaid royalties. In addition, the Company decided at that time to sell Planar Flat Candle, Inc., a wholly owned subsidiary that manufactures and sells backlights for liquid crystal displays. These actions were completed by the end of fiscal year 2000 and the total cash paid was $243.

     The exit of the Flat Candle business resulted in a charge of $1,137 which included inventory charges of $237 related to the exit of certain products, $651 related to goodwill, $183 related to severance and $66 related to other assets and liabilities. The inventory charge of $237 was recorded as cost of sales and the remaining amount of $900 was recorded as non-recurring charges in the Consolidated Statement of Operations.During the second quarter of fiscal year 2000, the Company determined that a buyer could not be found. As a result, the remaining value of the assets was reduced to fair value and a charge of $200 was recorded as non-recurring charges in the Consolidated Statement of Operations. The assets were disposed of during fiscal year 2000.

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

     The non-recurring charges incurred affected the Company's financial position as follows:

                                                       Other     Fixed      Accounts                  Accrued         Other
                                        Inventories    Assets    Assets    Receivable     Goodwill  Compensation   Liabilities
------------------------------------------------------------------------------------------------------------------------------
1999 Original charge                       $    237    $  229    $   --    $     --       $    651    $    371      $       --
  Cash paid out                                  --        --        --          --           (128)         --              --
  Non-cash write-offs                          (237)     (229)       --          --           (651)         --              --
                                           --------    ------    ------    --------       --------    --------      ----------
Balance as of September 24, 1999                 --        --        --          --             --         243              --
2000 Activity:
  Additional charges                          4,701        --     1,444         200             --         405           6,413
  Cash paid out                                  --        --        --          --             --        (243)             --
  Non-cash write-offs                        (4,701)       --    (1,444)       (200)            --          --              --
                                           --------    ------    ------    --------       --------    --------      ----------
Balance as of September 29, 2000$          $     --    $   --    $   --    $     --       $     --    $    405      $    6,413
                                           ========    ======    ======    ========       ========    ========      ==========

NOTE 5  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consists of:

                                                            2000           1999
-------------------------------------------------------------------------------
Land                                                   $     115      $     115
Building and improvements                                  3,731          3,731
Machinery and equipment                                   49,761         34,693
                                                       ---------      ---------
  Total property, plant and equipment                     53,607         38,539
Less accumulated depreciation                            (25,898)       (22,294)


                                                       ---------      ---------
  Net property, plant and equipment                    $  27,709      $  16,245
                                                       =========      =========

-------------------------------------------------------------------------------

NOTE 6  BORROWINGS

Line of credit

The Company has two bank lines of credit, which allow for total borrowings up to $20,000. The lines bear interest at the Libor rate plus 100 or 125 basis points (7.62% or 7.87% at September 29, 2000) or the prime rate (9.5% at September 29,
2000) and are unsecured with a negative pledge on accounts receivable and inventories. The agreements will expire in April and May 2001. There were $0 of borrowings outstanding on these lines as of both September 29, 2000 and September 24, 1999. The Company was in violation of certain financial covenants under one of the lines of credit as of September 29, 2000. The bank has waived these covenant violations.

Long-term debt

The Company has entered into credit facilities with financial institutions to finance equipment purchases. These loans are secured by the financed equipment and bear interest at an average rate of 6.4%. As of September 29, 2000 and September 24, 1999, the Company has $15,599 and $17,377 outstanding under these loans. Aggregate maturities over the next five years are $1,894 in 2001, $2,019 in 2002, $2,151 in 2003, $2,292 in 2004 and $2,443 in 2005. Covenants under these agreements are not considered restrictive to normal operations.

NOTE 7  OTHER CURRENT LIABILITIES

Other current liabilities consist of:

                                                             2000           1999
--------------------------------------------------------------------------------
Warranty reserve                                       $    3,796     $    1,443
Contractual liabilities and losses                          6,413             --
Income taxes payable                                        3,652             --
Deferred income taxes                                         197            325
Other                                                       1,723          1,594
                                                       ----------     ----------
  Total                                                $   15,781     $    3,362
                                                       ==========     ==========
--------------------------------------------------------------------------------

NOTE 8  INCOME TAXES

The components of income (loss) before income taxes consist of the following:

                                                      2000      1999       1998
-------------------------------------------------------------------------------
Domestic                                          $ (4,036) $ (8,958) $  10,235
Foreign                                              3,445     1,837      1,669

                                                  --------  --------  ---------
  Total                                           $   (591) $ (7,121) $  11,904
                                                  ========  ========  =========

-------------------------------------------------------------------------------

   The following table summarizes the provision for US federal, state and foreign taxes on income:

                                                      2000       1999       1998
--------------------------------------------------------------------------------
Current:
  Federal                                         $  3,500   $    176   $    550
  State                                                463        238        248
  Foreign                                            1,335      1,087        541

                                                  --------   --------   --------
                                                     5,298      1,501      1,339
Deferred:
  Federal                                           (5,319)    (2,951)     1,324
  State                                               (704)      (350)       150
  Foreign                                             (217)      (196)       140

                                                  --------   --------   --------
                                                    (6,240)    (3,497)     1,614

                                                  --------   --------   --------
                                                  $   (942)  $ (1,996)  $  2,953
                                                  ========   ========   ========

     The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                                   1999        1999       1998
-------------------------------------------------------------------------------
Computed statutory rate                            (34.0)%     (34.0)%     34.0%
State income taxes, net of federal tax benefits     (4.5)        2.7        1.4
Effect of foreign tax rates                           --         0.4        1.7
Permanent differences resulting
 from purchase accounting                           27.4         3.6       (1.0)
Change in valuation reserve                       (153.6)       (3.9)      (9.2)
State tax impact for reversal of
 intangible basis differences                         --          --       (2.2)
Benefit of tax exempt interest earned               (1.2)       (0.1)      (0.1)
Other, net                                           6.5         3.3        0.2
                                                  ------     -------    -------
Effective tax rate                                (159.4)%     (28.0)%     24.8%
                                                  ======     =======    =======

-------------------------------------------------------------------------------

The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 29, 2000 and September 24, 1999 were as follows:

                                                              2000       1999
-------------------------------------------------------------------------------
Deferred tax assets:
Inventory valuation reserve                                  $ 2,439    $ 1,948
Loss on investment                                                --      2,077
Other reserves and liabilities                                 3,455      1,332
Non-recurring charges                                          4,991        490
Intangibles                                                      223        215
Capital loss carryforwards                                       405        511
General business credits                                          --        480
Net operating loss carryforwards                                 543      1,336
Foreign tax credits                                            1,629        762
                                                             -------    -------
  Gross deferred tax assets                                   13,685      9,151
Valuation allowance                                           (1,125)    (2,327)
                                                             -------    -------
  Deferred tax assets                                         12,560      6,824
Deferred tax liabilities:
Inventory valuation reserve                                     (197)      (325)
Accumulated depreciation                                        (394)      (680)
Operating reserves                                               (55)      (145)
                                                             -------    -------
  Deferred tax liabilities                                      (646)    (1,150)
                                                             -------    -------

Net deferred tax asset                                       $11,914    $ 5,674
                                                             =======    =======

-------------------------------------------------------------------------------

     The deferred tax assets and liabilities are recorded in the following balance sheet accounts:

                                                          2000          1999
-------------------------------------------------------------------------------
Other current assets                                   $   10,904    $    6,352
Other assets                                                1,207            --
Other current liabilities                                    (197)         (325)
Other long-term liabilities                                    --          (353)
                                                       ----------    ----------
  Total                                                $   11,914    $    5,674
                                                       ==========    ==========

-------------------------------------------------------------------------------

     During fiscal years 2000, 1999, and 1998 the Company recognized tax benefits of $471, $22, and $93, respectively, related to differences between financial and tax reporting of stock option transactions. This difference was credited to common stock.

     The Company has established a valuation allowance for certain deferred tax assets, including net operating loss and tax credit carryforwards. SFAS No. 109 requires that such a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. For fiscal year 2000 and 1999, the valuation reserve decreased by $1,202 and $236, respectively.

     At September 29, 2000, the Company had net operating loss carryforwards of approximately $1,410 available to reduce future federal taxable income. The carryforwards expire at various dates through 2004. Utilization of the carryforwards is subject to certain limitations due to the change in ownership of the Company, which occurred in conjunction with the acquisition of its Finland operation. As a result of the acquisition, utilization of available net operating loss carryforwards is limited to approximately $2,060 per year.

NOTE 9  SHAREHOLDERS' EQUITY

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock at $.01 par value. At September 29, 2000, no shares of preferred stock have been issued; however, 200,000 shares of Series D Junior Participating Preferred Stock have been reserved for issuance in connection with the Company's Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

Stock options

In fiscal 1994, the Company adopted the 1993 Stock Incentive Plan, which provides for the granting of options to buy shares of Common Stock. These options are intended to either qualify as "incentive stock options" under the Internal Revenue Code or "non-qualified stock options" not intended to qualify. There are 800,000 shares reserved under the 1993 Stock Incentive Plan. Under the 1993 plan, options issued prior to fiscal 2000 generally become exercisable 25% one year after grant and 6.25% per quarter thereafter, and expire ten years after grant. Options issued during fiscal 2000 generally become exercisable 25% each six months after grant, and expire 4 years after grant. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. The Company reserved 1,200,000 shares of common stock for issuance under this plan. During fiscal 1999, the Company adopted the 1999 Non Qualified Stock Option Plan with the same provisions and guidelines as the aforementioned 1993 plan. The Company reserved 425,000 shares of common stock for issuance under this plan. The option price under all plans is the fair market value as of the date of the grant. Total shares reserved under these plans are 2,450,000 shares.

     The Company also adopted a 1993 stock option plan for Nonemployee Directors that provides an automatic annual grant to each outside director of the Company. Total annual grants under this plan cannot exceed 60,000 shares per year.

     Information regarding these option plans is as follows:

                                               Number of       Weighted Average
                                                 Shares          Option Prices
--------------------------------------------------------------------------------
Options outstanding at
September 26, 1997                             1,361,324           $  10.49
  Granted                                        389,700              11.39
  Exercised                                     (114,489)              6.26
  Canceled                                      (101,371)             12.11
                                               ---------           --------
Options outstanding at
September 25, 1998                             1,535,164              10.92
  Granted                                        818,350               6.39
  Exercised                                      (38,614)              3.59
  Canceled                                       (92,220)              9.67
                                               ---------           --------
Options outstanding at
September 24, 1999                             2,222,680               9.04
  Granted                                        512,799               9.80
  Exercised                                     (353,637)              6.26
  Canceled                                      (190,052)             10.60
                                               ---------           --------
Options outstanding at
September 29, 2000                             2,191,790           $   9.55
                                               =========           ========

Exercisable at September 29, 2000              1,227,225
                                               =========

-------------------------------------------------------------------------------

Statement of Financial Accounting Standards No. 123

During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which defines a fair value based method of accounting for an employee stock option or similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. The Company has computed, for pro forma disclosure purposes, the value of all options granted during 2000, 1999, and 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

                                                      2000      1999      1998
-------------------------------------------------------------------------------
Risk free interest rate                                6.0%      6.0%      4.5%
Expected dividend yield                                 --        --         -
Expected lives (in years)                              4.2       4.2       4.2
Expected volatility                                   89.4%     65.0%     54.6%

-------------------------------------------------------------------------------

     Using the Black-Scholes methodology, the total value of options granted during fiscal 2000, 1999 and 1998 was $3,091, $3,335 and $2,579, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during fiscal 2000, 1999 and 1998 was $9.80 per share, $6.39 per share and $11.39 per share, respectively. If the Company accounted for its stock based compensation plans in accordance with SFAS No 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

                              2000                 1999                1998
                            As      Pro        As        Pro        As      Pro
                      Reported    Forma   Reported     Forma   Reported   Forma
-------------------------------------------------------------------------------
Net income (loss)     $    351  $(1,052)  $ (5,125)  $(6,896)  $  8,951 $ 7,720
Net income (loss)
per share (diluted)   $   0.03  $ (0.10)  $  (0.48)  $ (0.65)  $   0.81 $  0.70

-------------------------------------------------------------------------------

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

     The following table summarizes information about stock options and grants outstanding at September 29, 2000:

                           Options Outstanding                        Options Exercisable
-------------------------------------------------------------------------------------------
                                         Weighted
                        Weighted       Average of     Weighted       Number of     Weighted
                          Number        Remaining      Average          Shares      Average
Range of             Outstanding      Contractual     Exercise     Exercisable     Exercise
Exercise Prices       at 9/29/00             Life        Price      at 9/29/00        Price
-------------------------------------------------------------------------------------------
$ 0.00 - $ 7.88          800,954             7.65     $   5.67         280,825      $  5.64
$ 7.91 - $11.50          746,007             6.43         9.50         459,839         9.83
$12.00 - $23.38          644,829             6.57        14.42         486,561        13.91
---------------        ---------             ----       ------        --------      -------
$ 0.00 - $23.38        2,191,790             6.92     $   9.55       1,227,225      $ 10.49
===============        =========             ====     ========       =========      =======

-------------------------------------------------------------------------------

Performance restricted stock

The 1996 Stock Incentive Plan provides for the issuance of restricted stock to employees. The shares issued vest over a two to five year period, based on the attainment of specified performance measures or the passage of time. In the event the performance measures are not met, any unvested shares would vest at the end of ten years. Data relative to shares awarded is presented below:

                                                     2000     1999       1998
-------------------------------------------------------------------------------
Number of shares awarded                                 -   142,400     80,000
Fair value of restricted stock
 granted during the year                           $     -  $  1,061   $    920

-------------------------------------------------------------------------------
Employee Stock Purchase Plan

In fiscal 1995, the Company adopted the 1994 Employee Stock Purchase Plan, which provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company's Common Stock at 85 percent of the fair market value at specific dates. At September 29, 2000, 132,708 shares remain available for purchase through the plan and there were 760 employees eligible to participate in the plan, of which 145, or 19.1%, were participants. Employees purchased 66,283 shares, at an average price of $5.47 per share during the year. Total receipts to the Company were $363. Since the plan is noncompensatory, no charges to operations have been recorded.

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

NOTE 10  COMMITMENTS

Most of the Company's office and manufacturing facilities are subject to long-term operating leases. In addition, regional sales offices and automobiles are subject to leases with terms ranging from one to twelve months.

     At September 29, 2000, the minimum annual operating lease payments are:
Fiscal year ending in September:

-------------------------------------------------------------------------------

2001                                                                $ 2,573
2002                                                                  2,481
2003                                                                  2,136
2004                                                                  2,062
2005                                                                  1,607
Thereafter                                                            4,593
                                                                    -------
                                                                    $15,452
                                                                    =======
-------------------------------------------------------------------------------

     Total rent expense was $2,438, $2,268 and $2,344 for the years ended September 29, 2000, September 24, 1999 and September 25, 1998, respectively.

NOTE 11  BUSINESS SEGMENTS

     The Company is organized based upon the products and services that it offers. Under this organizational structure, the Company operates in three main segments: Industrial, Medical, and Transportation. Industrial and Medical derive revenue primarily through the development and marketing of electroluminescent displays, liquid crystal displays and color active matrix liquid crystal displays. Transportation derives revenue from the development and marketing of high performance taut shadow mask cathode ray tubes, liquid crystal displays and color active matrix liquid crystal displays. No single customer provides 10% or more of the Company's revenues.

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

                                           2000        1999          1998
------------------------------------------------------------------------------
Net sales to external
 customers (by segment):
  Medical                                $ 61,690     $ 42,326      $44,545
  Industrial                               54,000       50,979       56,806
  Transportation                           53,516       29,609       27,664
                                         --------     --------     --------
   Total sales                           $169,209     $122,914     $129,015
                                         ========     ========     ========
Net sales to external
 customers (by geography):
  United States                          $133,851     $ 96,104     $102,557
  Other                                    35,355       26,810       26,458
                                         --------     --------     --------
   Total sales                           $169,206     $122,914     $129,015
                                         ========     ========     ========
Operating income (loss):
  Medical                                $  2,816     $   (871)    $  5,990
  Industrial                                3,877        1,382        9,102
  Transportation                            4,072       (2,174)      (3,264)
  Non-recurring charges                   (13,163)      (1,488)           -
                                         --------     --------     --------
Total operating income (loss)            $  2,398     $  3,151     $ 11,827
                                         ========     ========     ========

     Certain facility, information systems and other expenses are incurred by Corporate and allocated to the segments based on a percentage of sales. The assets and related capital expenditures of the Company are not reported by segment.

NOTE 12  401(K) AND PROFIT SHARING

All employees in North America over 21 years of age who have completed at least three months of service are eligible to participate in the 401(k) savings and profit sharing plan. Employees can contribute up to 15% of their gross pay subject to statutory maximums. The Company matches 55% of the first 10% of each participating employee's contributions, also subject to statutory maximums. Employer contributions vest over four years. The 401(k) plan expense amounted to $1,063, $873 and $666 for the years ended September 29, 2000, September 24, 1999 and September 25, 1998, respectively.

NOTE 13  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and its components has no impact on the Company's net income (loss) or total shareholders' equity. Comprehensive income (loss) and its components were as follows:

                                                             1999         1999       1998
------------------------------------------------------------------------------------------
Net income (loss) (net of tax of $(942), $(1,996)
 and $2,953, respectively)                                  $   351     $(5,125)   $ 8,951
Other comprehensive  income (loss):
  Currency translation adjustment (net of tax
   $(1,646), $(1,175) and $453, respectively)                (4,031)     (3,061)     1,180
  Unrealized gain (loss) on available for sale securities
   (net of tax of $85, $0 and $(3), respectively)               209           -         (7)
                                                            -------     -------    -------
Total comprehensive
 income (loss)                                              $(3,471)    $(8,186)   $10,124
                                                            =======     =======    =======

NOTE 14 SUBSEQUENT EVENT

During December 2000, the Company signed a definitive agreement to acquire all of the outstanding shares of AllBrite Technologies, Inc. in exchange for $24.9 million of the Company's common stock. The number of shares will be determined by dividing $24.9 million by the average stock price, which is the average of the closing stock price for ten trading days ending on the fourth business day before the closing date. The business combination will be accounted for using the pooling methodology of accounting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III
--------

Item 10. Directors and Executive Officers of Planar Systems, Inc.

     The information set forth under the captions "Election of Directors", "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 1, 2001, is incorporated by reference into this Report.

Item 11. Executive Compensation

     The information set forth under the caption "Executive Compensation" appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 1, 2001, is incorporated by reference into this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Stock Owned by Management and Principal Shareholders" appearing in of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 1, 2001, is incorporated by reference into this Report.

Item 13. Certain Relationships and Related Transactions

The Company owns a 20% interest in dpiX Holding Company LLC, which owns an 80.1% interest of dpiX LLC. The Company paid $5.0 million for its interest in dpiX Holding Company LLC during fiscal 1999. During fiscal 2000 the Company purchased $11.9 million of components from dpiX LLC. As of September 29, 2000 the Company had accounts payable due to dpiX LLC of $1.0 million.

Part IV
-------

Item 14. Exhibits, Financial Statements, Schedules and Reports on 8-K

(a)(1) Financial Statements

     The financial statements of Planar Systems, Inc. as set forth under Item 8 are filed as part of this report.

(a)(2) Financial Statement Schedules

     Financial statement schedules have been omitted since the information called for is not present in amounts sufficient to require submission of the schedules.

     The independent auditors' report with respect to the above-listed financial statements appears on page 26 of this report.


(a)(3) Exhibits

Exhibit
Number                Title
----------------------------------------------------------

3.1     Second Restated Articles of Incorporation of Planar Systems, Inc./(1)/

3.2     Second Restated Bylaws of Planar Systems, Inc./(11)/

3.3 Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc./(2)/

4.1     Specimen stock certificate/(1)/

4.4 Rights Agreement dated as of February 1, 1996 between Planar Systems, Inc. and First Interstate Bank of Oregon, N.A./(3)/

10.1 Form of Indemnity Agreement between Planar Systems, Inc. and each of its executive officers and directors/(1)/*

10.2    Amended and Restated 1983 Incentive Stock Option Plan/(1)/*

10.3    1993 Stock Option Plan for Nonemployee Directors/(1)/*

10.4    1993 Incentive Stock Option Plan/(1)/*

10.5    1994 Employee Stock Purchase Plan/(4)/*

10.6 Lease agreement dated as of September 30, 1993 between Science Park Limited Partnership I and Planar Systems, Inc./(1)/

10.7 Lease agreement dated as of May 20, 1998 between Metra Corporation and Planar International, Ltd (English translation)/(8)/

10.8 Lease agreement dated as of August 26, 1994 between Tektronix, Inc. and Planar Systems, Inc./(5)/

10.9 Asset Purchase Agreement dated August 26, 1994 between Tektronix, Inc. and Tektronix Federal Systems, Inc. and Planar Systems, Inc and Planar Advance /(5)/

10.10 Stock Purchase Agreement dated August 25, 1997 by and among Planar Systems, Inc., Standish Industries, Inc., Standish International, Inc., Charles
P. Hoke, Elizabeth A. Hoke and William R. Steinmetz, Trustee of the Steven Hoke Management Trust, the Catherine Hoke Management Trust, the Lauren Hoke Management Trust and the Charles D. Hoke Management Trust (`the Agreement") (certain schedules to the Agreement and its exhibits are omitted)./(6)/

10.11   Amendment to Stock Purchase Agreement dated August 26, 1997/(6)/

10.12   1996 Stock Incentive Plan/(7)/*

10.13 Lease agreement dated May 30, 1997 between Pacific Realty Associates, L.P. and Planar America, Inc./(7)/

10.14 Agreement and Plan of Merger dated as of May 13, 1999 by and among dpiX, Inc., Xerox Corporation and New dpiX LLC/(9)/

10.15 Credit Agreement between Planar Systems, Inc. and Norwest Bank Wisconsin, National Association dated July 29, 1999/(10)/

10.16 Employment Agreement between Planar Systems, Inc. and James M. Hurd dated as of April 30, 1999/(10)/*

10.17 Planar Systems, Inc. Nonqualified Stock Option Agreement between Planar Systems, Inc. and William D. Walker dated as of May 13, 1999/(10)/*

10.18 Executive Employment Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 24, 1999/(11)/*

10.19 Restricted Stock Award Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 24, 1999/(11)/*

10.20 Nonqualified Stock Option Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 27, 1999/(11)/*

10.21 Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999/(11)/*

10.22 Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999/(11)/*

10.23   Planar Systems, Inc. 1999 Nonqualified Stock Option Plan/(11)/*

10.24   Planar Systems, Inc. Deferred Compensation Plan/(11)/*

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

/(8)/   Incorporated by reference to the Company's Annual report on form 10-K for the year ended September 25, 1998.

/(9)/   Incorporated by reference to the Company's Current Report on Form 8-K filed on July 20, 1999

/(10)/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1999.

/(11)/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 24, 1999.

* This exhibit constitutes a management contract or compensatory plan or arrangement

(b)     Reports on Form 8-K

        None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PLANAR SYSTEMS, INC.

December 21, 2000                                  By: /s/ STEVE BUHALY
                                                       ----------------
                                                   Steve Buhaly
                                                   Vice President
                                                   Chief Financial Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Balaji Krishnamurthy and Steve Buhaly, and each of them singly, as his true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ BALAJI KRISHNAMURTHY      President, Chief Executive Officer,          December 21, 2000
------------------------
Balaji Krishnamurthy          Director (Principal Executive Officer)

/s/ STEVE BUHALY              Vice President, Chief Financial Officer,     December 21, 2000
----------------
Steve Buhaly                  (Principal Financial and Accounting Officer)

/s/ WILLIAM D. WALKER         Chairman of the Board                        December 21, 2000
---------------------
William D. Walker

/s/ CARL NEUN                 Director                                     December 21, 2000
-----------------
Carl Neun

/s/ HEINRICH STENGER          Director                                     December 21, 2000
--------------------
Heinrich Stenger

/s/ E. KAY STEPP              Director                                     December 21, 2000
----------------
E. Kay Stepp

/s/ GREGORY H. TURNBULL       Director                                     December 21, 2000
-----------------------
Gregory H. Turnbull

/s/ STEVEN E. WYNNE           Director                                     December 21, 2000
-------------------
Steven E. Wynne