Form 10-Q
period 2000-12-29
PLANAR SYSTEMS INC
filed 2001-02-09
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


________________________________________________________________________________

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the Quarter Ended December 29, 2000      Commission File No.  0-23018

________________________________________________________________________________

PLANAR SYSTEMS, INC.
(exact name of registrant as specified in its charter)

Oregon                                         93-0835396
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1400 NW Compton Dr., Beaverton, Oregon         97006
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

           Number of common stock outstanding as of February 5, 2001
                   12,091,382 shares, no par value per share

PLANAR SYSTEMS, INC.

                                      INDEX

                                                                                                        Page
Part I. Financial Information

Item 1.  Financial Statements

Consolidated Statements of Operations for the Three Months Ended December 29, 2000 and                       3
December 31, 1999

Consolidated Balance Sheets as of December 29, 2000 and  September 29, 2000                                  4

Consolidated Statements of Cash Flows for the Three Months Ended December 29, 2000 and
December 31, 1999                                                                                            5

Notes to Consolidated Financial Statements                                                                   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations               10


Part II. Other Information

Item 2. Changes in securities                                                                               14
Item 5. Other information                                                                                   14
Item 6. Exhibits and Reports on Form 8-K                                                                    16

Signatures                                                                                                  17

                         Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                           December 29,             December 31,
                                                                              2000                     1999
                                                                         ---------------------   ------------------
Sales                                                                                  $50,395              $39,430
Cost of sales                                                                           35,160               29,570
                                                                         ---------------------   ------------------
Gross profit                                                                            15,235                9,860
                                                                         ---------------------   ------------------

Operating expenses:
  Research and development, net                                                          2,073                3,153
  Sales and marketing                                                                    4,051                2,861
  General and administrative                                                             3,713                2,959
                                                                         ---------------------   ------------------
          Total operating expenses                                                       9,837                8,973
                                                                         ---------------------   ------------------
Income from operations                                                                   5,398                  887
                                                                         ---------------------   ------------------

Non-operating income (expense):
  Interest, net                                                                            (79)                (120)
  Foreign exchange, net                                                                   (374)                 529
                                                                         ---------------------   ------------------
          Total non-operating income (expense)                                            (453)                 409
                                                                         ---------------------   ------------------

Income before income taxes                                                               4,945                1,296
Provision for income taxes                                                               1,631                  398
                                                                         ---------------------   ------------------
Net income                                                                             $ 3,314              $   898
                                                                         =====================   ==================

Basic net income per share                                                             $  0.28              $  0.08

Average shares outstanding - basic                                                      11,930               11,514

Diluted net income per share                                                           $  0.26              $  0.08

Average shares outstanding - diluted                                                    12,930               11,547

 See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                          Consolidated Balance Sheets
                                (In thousands)

                ASSETS


                                                                              December 29,          September 29,
                                                                                  2000                  2000
                                                                          --------------------   ------------------
                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                                           $ 13,190             $ 16,456
  Accounts receivable, net                                                              32,084               28,516
  Inventories                                                                           31,099               29,728
  Other current assets                                                                  15,655               15,593
                                                                          --------------------   ------------------
          Total current assets                                                          92,028               90,293

  Property, plant and equipment, net                                                    27,027               27,738
  Goodwill                                                                               3,285                3,428
  Other assets                                                                           9,831                6,716
                                                                          --------------------   ------------------
                                                                                      $132,171             $128,175
                                                                          ====================   ==================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                    $ 11,903             $ 15,318
  Accrued compensation                                                                   6,301                4,870
  Current portion of long-term debt                                                      1,925                2,023
  Deferred revenue                                                                       1,051                1,080
  Other current liabilities                                                             17,026               16,130
                                                                          --------------------   ------------------
          Total current liabilities                                                     38,206               39,421

Long-term debt, net of current portion                                                  13,219               14,126
Other long-term liabilities                                                              1,494                1,360
                                                                          --------------------   ------------------
          Total liabilities                                                             52,919               54,907
                                                                          --------------------   ------------------

Shareholders' equity:
  Common stock                                                                          80,933               79,296
  Retained earnings                                                                      9,392                6,078
  Accumulated other comprehensive loss                                                 (11,073)             (12,106)
                                                                          --------------------   ------------------
          Total shareholders' equity                                                    79,252               73,268
                                                                          --------------------   ------------------
                                                                                      $132,171             $128,175
                                                                          ====================   ==================

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                              December 29, 2000         December 31, 1999
                                                                              -----------------         -----------------
Cash flows from operating activities:
Net  income                                                                           $   3,314                 $    898
Adjustments to reconcile net income to net cash
      used in operating activities:
  Depreciation and amortization                                                           1,643                    1,175
  Amortization of excess market value of acquired net
      assets over purchase price                                                           (120)                    (119)
  Deferred taxes                                                                            (67)                    (334)
  Foreign exchange (gain) loss                                                              374                     (529)
  Increase in accounts receivable                                                        (2,537)                    (184)
  Increase in inventories                                                                  (808)                  (1,398)
  (Increase) decrease in other current assets                                             2,742                     (924)
  Decrease in accounts payable                                                           (5,200)                    (686)
  Increase in accrued compensation                                                        1,313                      355
  Increase (decrease) in deferred revenue                                                   (54)                     549
  Increase (decrease) in other current liabilities                                         (790)                     547
                                                                          ---------------------   ----------------------
Net cash used in operating activities                                                      (190)                    (650)
                                                                          ---------------------   ----------------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                              (1,901)                  (1,586)
  Investment in a business                                                               (1,533)                      --
  Increase in other long-term liabilities                                                   198                       59
  Net sales of short-term investments                                                        --                    2,010
  Net purchases of long-term investments                                                   (208)                     (28)
                                                                          ---------------------   ----------------------
Net cash provided by (used in) investing activities                                      (3,444)                     455
                                                                          ---------------------   ----------------------
Cash flows from financing activities:
  Net payments of long-term debt                                                         (1,005)                   (206)
  Net proceeds from long-term accounts receivable                                            --                      77
  Net proceeds from issuance of capital stock                                             1,637                     559
                                                                          ---------------------   ---------------------
Net cash provided by financing activities                                                   632                     430
                                                                          ---------------------   ---------------------
Effect of exchange rate changes                                                            (264)                    377
                                                                          ---------------------   ---------------------
Net increase (decrease) in cash and cash equivalents                                     (3,266)                    612

Cash and cash equivalents at beginning of period                                         16,456                  17,904
                                                                          ---------------------   ---------------------
Cash and cash equivalents at end of period                                            $  13,190                 $18,516
                                                                          =====================   =====================

 See accompanying notes to unaudited consolidated financial statements.

                             Planar Systems, Inc.
                               and Subsidiaries
                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)
                                  (Unaudited)


Note 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in connection with the Company's audited financial statements for the year ended September 29, 2000.

Note 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

                                December 29, 2000      September 29, 2000
                               -------------------    ---------------------
                                   (Unaudited)

        Raw materials                      $16,099                  $15,793
        Work in process                      8,117                    7,643
        Finished goods                       6,883                    6,292
                                ------------------    ---------------------
                                           $31,099                  $29,728
                                ==================    =====================

Inventory reserves for estimated inventory obsolescence were $3,077 and $2,859 as of December 29, 2000 and September 29, 2000, respectively. Included in cost of sales are $218 and $1,115 of charges related to inventory obsolescence reserves for the three month periods ended December 29, 2000, and December 31, 1999, respectively.

Note 3 - OTHER ASSETS

Included in other assets of $9,831 and $6,716 as of December 29, 2000 and September 29, 2000, respectively, are assets associated with equipment which had not been placed in service as of December 29, 2000 and September 29, 2000 in the amounts of $4,853 and $3,332, respectively.

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

                                                          Three Months Ended
                                       December 29, 2000   December 31, 1999
                                      ------------------  ------------------

Research and development                    $1,748               $3,028
Product engineering                          1,284                1,668
                                      -----------------   ------------------
    Total expense                            3,032                4,696
Contract funding                              (959)              (1,543)
                                      -----------------   ------------------
    Research and development, net           $2,073               $3,153
                                      ==================  ==================

Note 5  Non-Recurring Charges

In the fourth quarter of fiscal year 2000, the Company made a decision to exit its unprofitable business of supplying high performance, full-color AMLCD flat panel displays for military avionics. As a result of this decision, the Company recorded non-recurring charges of $12,963. The actions include charges primarily for excess inventory, recognition of losses on contracts which will not be fulfilled and the expected losses to be incurred in fulfilling the existing contracts, impairment of fixed assets and workforce reductions of 27 people. Management expects to complete the fulfillment of existing contracts during the third quarter of fiscal year 2001. Other actions are expected to be completed by the end of fiscal year 2001. Cash of $5,151 is expected to be used in connection with the expected losses on contracts and the severance benefits.

The Company has recorded $5,151 of charges related to excess and obsolete inventory, which has been identified as a direct result of the decision to exit these product lines. The Company has also recognized the expected losses of $2,222 to be incurred during the fulfillment of the existing contracts. Total non-recurring charges of $7,373 have been recorded as cost of sales in the Consolidated Statements of Operations in the fourth quarter of fiscal 2000. The Company has also recorded a charge of $3,741 for other contractual liabilities which relate to losses on contracts which will not be fulfilled, lease termination costs and other contractual liabilities. The Company has also recorded a charge of $1,244 related to fixed asset impairment. The impairment loss is the carrying amount of the assets as the assets will be disposed of by abandonment when the contractual commitments are fulfilled. In addition, the Company has recorded severance charges of $405. Total charges of $5,390 have been recorded as non-recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal 2000. The Company has recorded $200 of estimated bad debt expense for customers who will not pay their existing accounts receivable balances as a result of the Company's decision to exit these product lines. This amount has been recorded as general and administrative expense in the Consolidated Statements of Operations in the fourth quarter of fiscal 2000.

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

    The exit of the Flat Candle business resulted in a charge of $1,137 which included inventory charges of $237 related to the exit of certain products, $651 related to goodwill, $183 related to severance and $66 related to other assets and liabilities. The inventory charge of $237 was recorded as cost of sales and the remaining amount of $900 was recorded as non-recurring charges in the Consolidated Statement of Operations. During the second quarter of fiscal year 2000, the Company determined that a buyer could not be found. As a result, the remaining value of the assets was reduced to fair value and a charge of $200 was recorded as non-recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal 1999. The assets were disposed of during fiscal year 2000.

    The Company also has recorded additional severance charges of $188 related to headcount reductions. In addition, a charge of $163 was recorded related to prepaid royalties, which were impaired due to lower than expected future sales. The fair value of the asset was determined through the calculation of the net present value of discounted cash flows expected to be provided by the asset. These amounts were recorded as non-recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal 1999.

    The non-recurring charges incurred affected the Company's financial position as follows:

                                                       Other  Fixed     Accounts              Accrued        Other
                                       Inventories     Assets Assets   Receivable  Goodwill  Compensation Liabilities
------------------------------------------------------------------------------------------------------------------------
1999 Original charge                      $    237   $    229 $    --   $     --   $   651      $    371  $    --
  Cash paid out                                 --         --      --         --        --          (128)      --
  Non-cash write-offs                         (237)      (229)     --         --      (651)           --       --
                                          --------   -------- -------   --------   -------      --------  -------
Balance as of September 24, 1999                --         --      --         --        --           243       --
2000 Activity:
  Additional charges                         4,701         --   1,444        200        --           405    6,413
  Cash paid out                                 --         --      --         --        --          (243)      --
  Non-cash write-offs                       (4,701)        --  (1,444)      (200)       --            --       --
                                          --------   -------- -------   --------   -------      --------   ------
Balance as of September 29, 2000                --         --      --         --        --           405    6,413

2001 Activity:
   Cash paid out                                --         --      --         --        --            --     (136)
Non-cash write-offs                             --         --      --         --        --            --     (300)
------                                    --------   -------- -------   --------   -------      --------  -------
Balance as of December 29, 2000           $     --   $     -- $    --     $   --   $    --      $    405  $ 5,977
                                          ========   ======== =======   ========   =======      ========  =======

During fiscal year 2001, the Company has paid cash of $136 related to contractual liabilities. The remaining amounts are expected to be paid by the end of fiscal year 2001.

Note 6 - INCOME TAXES

The provision for income taxes has been recorded based upon the current estimate of the Company's annual effective tax rate. This rate differs from the federal statutory rate primarily because of the provision for state income taxes, permanent differences resulting from purchase accounting adjustments and the effects of the Company's foreign tax rates.

Note 7 - NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 1,000 and 33 for the quarters ended December 29, 2000 and December 31, 1999, respectively, were used in the calculations of diluted earnings per share.

Note 8 - COMPREHENSIVE INCOME

The comprehensive income was $4,347 for the quarter ended December 29, 2000 and the comprehensive loss was $292 for the quarter ended December 31, 1999.

Note 9 - BUSINESS SEGMENTS

The Company is organized based upon the markets for the products and services that it offers. Under this organizational structure, the Company operates in three main segments: Industrial, Medical, and Transportation. Industrial and Medical derive revenue primarily through the development and marketing of electroluminescent displays, liquid crystal displays and color active matrix liquid crystal displays. Transportation derives revenue from the development and marketing of high performance taut shadow mask cathode ray tubes, liquid crystal displays and color active matrix liquid crystal displays.

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

                                                   3 months ended
                                           Dec. 29, 2000    Dec. 31, 1999
--------------------------------------------------------------------------
Net sales to external
 customers (by segment):
  Medical                                  $     18,342     $   13,587
  Industrial                                     18,783         13,976
  Transportation                                 13,270         11,867
                                           ------------     ----------
   Total sales                             $     50,395     $   39,430
                                           ============     ==========

Operating income (loss):
  Medical                                  $      2,101     $     (150)
  Industrial                                      1,925            683
  Transportation                                  1,372            354
                                           ------------     ----------
Total operating income                     $      5,398     $      887
                                           ============     ==========

Note 10 - BUSINESS ACQUISITIONS

In December 2000, the Company acquired AllBrite Technologies, Inc., by exchanging 941,823 shares of common stock of the Company for all of the outstanding capital stock of AllBrite. The acquisition qualified as a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of AllBrite as though it had always been a part of the Company

Prior to the acquisition, AllBrite's fiscal year ended on December 31. In recording the business combination, AllBrite's prior period financial statements have been restated to a year ended September 30, to conform with the Company's fiscal year-end and the Company's presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended September 29, 2000.

  BUSINESS ACQUISITIONS

  In December 2000, the Company acquired AllBrite Technologies, Inc., by exchanging 941,823 shares of common stock of the Company for all of the outstanding capital stock of AllBrite. The acquisition qualified as a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of AllBrite as though it had always been a part of the Company

  Prior to the acquisition, AllBrite's fiscal year ended on December 31. In recording the business combination, AllBrite's prior period financial statements have been restated to a year ended September 30, to conform with the Company's fiscal year-end and the Company's presentation.

  RESULTS OF OPERATIONS

     Sales

  The Company's sales of $50.4 million in the first quarter of 2001 increased $11.0 million or 27.8% as compared to $39.4 million in the first quarter of 2000. The increase in sales was principally due to higher sales of $4.8 million, $4.8 million and $1.4 million in the Medical, Industrial and Transportation segments, which increased 35.0%, 34.4% and 11.8%, respectively. Sales volumes in the Medical market increased primarily in the medical instrument and medical monitor market. Industrial market sales increased due to higher volumes of sales to the gas pump, desktop monitors, and kiosk markets. Transportation sales increased primarily due to higher volume sales in both the vehicle and avionics AMLCD markets. The Company presently expects sales for fiscal year 2001 to increase approximately 20% in its continuing business. After adjusting for approximately $10.0 million of military AMLCD business in 2000 and $5.0 million in 2001, $10.0 million for the acquisition of AllBrite Technologies, Inc., and $5.0 million of revenue related to desktop monitors, the Company's revenue target is $210.0 million for 2001.

  International sales increased by 79.4% to $12.1 million in the first quarter of 2001 as compared to $6.8 million recorded in the same quarter the prior year. The increase in international sales was due primarily to increased sales in existing market segments in the Company's foreign markets. As a percentage of total sales, international sales increased to 24.0% in the first quarter of 2001 as compared to 17.1% in same quarter for the prior year. The increase in international sales as a percentage of total sales was mainly attributable to the overall increase in demand for our products in Europe.

     Gross Profit

  The Company's gross margin as a percentage of sales increased to 30.2% in the first quarter of 2001 from 25.0% in the first quarter of 2000. This increase was largely attributable to $1.5 million of cost of sales charges related to streamlining of the product portfolio and continuing manufacturing issues associated with both the commercial and military avionics AMLCD products which were recorded in the first quarter of the prior year. In addition, higher yields in our LCD and AMLCD products contributed to the increase in gross margins. For the remainder of 2001, the Company expects gross margins to be approximately 30%.

     Research and Development

  Research and development expenses decreased $1.1 million or 34.3% to $2.1 million in the first quarter of 2001 from $3.2 million in the same quarter in the prior year. The decrease was due primarily to significant reductions in military AMLCD product development and cost controls which were put in place in the latter part of fiscal year 2000.

     Sales and Marketing

Sales and marketing expenses increased $1.2 million or 41.6% to $4.1 million in the first quarter of 2001 as compared to $2.9 million in the same quarter of the prior year. This increase was primarily due to the Company's strategic decision to reorganize by market segments, which resulted in increasing our investments in marketing. In addition, higher commissions on higher sales volumes contributed to the increase in sales and marketing expenses. As a percentage of sales, sales and marketing expenses increased to 8.0% in the first quarter of 2001 from 7.3% in the same quarter of the prior year.

     General and Administrative

General and administrative expenses increased $754,000 or 25.5% to $3.7 million in the first quarter of 2001 from $3.0 million in the same period from the prior year. The increase in general and administrative expenses was primarily due to increased personnel costs and acquisition costs related to the AllBrite Technologies, Inc. merger. As a percentage of sales, general and administrative expenses decreased to 7.4% in the first quarter of 2001 from 7.5% in the same period from the prior year.

     Total Operating Expenses

Total operating expenses increased $864,000 or 9.6% to $9.8 million in the first quarter of 2001 from $9.0 million in the same period a year ago. The Company believes that operating expenses will be approximately 20.0% of revenues in 2001. The Company will continue to increase its investment in sales and marketing and employee development in order to strengthen its focus on markets and customer intimacy.

     Non-recurring Charges

In the fourth quarter of fiscal year 2000, the Company made a decision to exit its unprofitable business of supplying high performance, full-color AMLCD flat panel displays for military avionics. As a result of this decision, the Company recorded non-recurring charges of $12,963. The actions include charges primarily for excess inventory, recognition of losses on contracts which will not be fulfilled and the expected losses to be incurred in fulfilling the existing contracts, impairment of fixed assets and workforce reductions of 27 people. Management expects to complete the fulfillment of existing contracts during the third quarter of fiscal year 2001. Other actions are expected to be completed by the end of fiscal year 2001. Cash of $5,151 is expected to be used in connection with the expected losses on contracts and the severance benefits.

The Company has recorded $5,151 of charges related to excess and obsolete inventory, which has been identified as a direct result of the decision to exit these product lines. The Company has also recognized the expected losses of $2,222 to be incurred during the fulfillment of the existing contracts. Total non-recurring charges of $7,373 have been recorded as cost of sales in the Consolidated Statements of Operations in the fourth quarter of fiscal 2000. The Company has also recorded a charge of $3,741 for other contractual liabilities which relate to losses on contracts which will not be fulfilled, lease termination costs and other contractual liabilities. The Company has also recorded a charge of $1,244 related to fixed asset impairment. The impairment loss is the carrying amount of the assets as the assets will be disposed of by abandonment when the contractual commitments are fulfilled. In addition, the Company has recorded severance charges of $405. Total charges of $5,390 have been recorded as non-recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal 2000. The Company has recorded $200 of estimated bad debt expense for customers who will not pay their existing accounts receivable balances as a result of the Company's decision to exit these product lines. This amount has been recorded as general and administrative expense in the Consolidated Statements of Operations in the fourth quarter of fiscal 2000.

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

     The exit of the Flat Candle business resulted in a charge of $1,137 which included inventory charges of $237 related to the exit of certain products, $651 related to goodwill, $183 related to severance and $66 related to other assets and liabilities. The inventory charge of $237 was recorded as cost of sales and the remaining amount of $900 was recorded as non-recurring charges in the Consolidated Statements of Operations. During the second quarter of fiscal year 2000, the Company determined that a buyer could not be found. As a result, the remaining value of the assets was reduced to fair value and a charge of $200 was recorded as non-recurring charges in the Consolidated Statement of Operations in the fourth quarter of fiscal 1999. The assets were disposed of during fiscal year 2000.

     The Company also has recorded additional severance charges of $188 related to headcount reductions. In addition, a charge of $163 was recorded related to prepaid royalties, which were impaired due to lower than expected future sales. The fair value of the asset was determined through the calculation of the net present value of discounted cash flows expected to be provided by the asset. These amounts were recorded as non-recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal 1999.

During fiscal year 2001, the Company has paid cash of $136 related to contractual liabilities. The remaining amounts are expected to be paid by the end of fiscal year 2001.

     Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. Net interest expense decreased from $120,000 in the first quarter of 2000 to $79,000 in the first quarter of 2001 due to lower interest expense on decreased borrowings.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash accounts denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a loss of $374,000 in the first quarter of 2001, as compared to a gain of $529,000 in the first quarter of 2000. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company conducts business.

The Company currently realizes about one-fourth of its revenue outside the United States and expects this to continue in the future. Additionally, the functional currency of the Company's foreign subsidiary is the Finnish Markka which must be translated to U.S. Dollars for consolidation. As such, the effects of future foreign currency fluctuations could impact the Company's business and operating results, however, beginning January 1, 2001, the Company began hedging its foreign currency exposure with foreign exchange forward contracts.

     Provision for Income Taxes

The Company`s effective tax rate for the quarter ended December 29, 2000 was 33% and for the quarter ended December 31, 1999 was 31%. The Company believes that the effective tax rate for 2001 will be 33%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $190,000 and $650,000 in the first quarter of 2001 and 2000, respectively. The net cash used in operations of $190,000 in the first quarter of 2001 primarily related to the increase in accounts receivable and the decrease in accounts payable offset by the increase in accrued compensation, the decrease in other current assets and depreciation and amortization.

Additions to plant and equipment were $1.9 million in the first quarter of 2001. The significant acquisitions during the first quarter of 2001 were purchases of equipment which has not yet been placed in service.

At December 29, 2000, the Company had two bank line of credit agreements with a total borrowing capacity of $20.0 million. As of both December 29, 2000 and September 29, 2000, borrowings outstanding under the credit lines were $0. Borrowings outstanding under the equipment financing loans were $15.1 million and $16.1 million as of December 29, 2000 and September 29, 2000, respectively. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company's working capital requirements for the foreseeable future.

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

The Finnish Markka is the functional currency of the Company's subsidiary in Finland. The Company does not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates, however, beginning January 1, 2001, the Company began hedging its foreign currency exposure with foreign exchange forward contracts. The Company does maintain cash balances denominated in currencies other than the U.S. dollar. If foreign exchange rates were to weaken against the U.S. dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements, including statements regarding the Company's expectations as to sales, gross margins, operating expenses and tax rate for fiscal 2001, that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the following: domestic and international business and economic conditions, changes in growth in the flat panel monitor industry, changes in customer demand or ordering patterns, changes in the competitive environment including pricing pressures or technological changes, continued success in technological advances, shortages of manufacturing capacities from our third party partners, final settlement of contractual liabilities, future production variables impacting excess inventory and other risk factors described below under "Outlook: Issues and Uncertainties". The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward- looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

                          Part II. OTHER INFORMATION

Item 2. Changes in Securities

(c) During the first fiscal quarter of 2001, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 18,985 shares of Common Stock was issued at exercise prices ranging from $2.25 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

          In December 2000, the Company acquired all of the outstanding shares of capital stock of AllBrite Technologies, Inc. in exchange for 941,823 shares of common stock of the Company, pursuant to the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. This transaction was effected without general solicitation or advertising. The Company believes that each purchaser (i) was an accredited investor with access to all relevant information necessary, (ii) was acquiring the common stock of the Company solely for his or her own account and for investment, and (iii) does not intend to offer, sell or dispose of such shares except in compliance with the Securities Act of 1933.

Item 5. Other Information

The following issues and uncertainties, among others, should be considered in evaluating the Company's future financial performance and prospects for growth. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
7) contained in the Company's 10-K for the year ended September 29, 2000.

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

         The Company has fixed price contracts for flat panel displays with a small number of military avionics customers. As a result of the performance requirements for these displays and difficulties in the manufacturing process, the Company has experienced difficulties in satisfying its obligations under these contracts and generally has not realized a profit selling these products. Although the Company has successfully renegotiated specifications and prices under certain of these contracts, the Company has not been able to renegotiate the terms of all such contracts or achieve a level of profitability on these products that would justify continuing sales. As previously announced, the Company will not seek new contracts or contract extensions when the existing contracts expire in fiscal 2001. The Company's inability to satisfy its obligations under existing contracts could result in contractual liabilities to the Company, a reduction in the Company's revenues and earnings and the impairment of the Company's ability to continue to participate in the military avionics market and potentially the commercial avionics market.

     Effects of Quarterly Fluctuations in Operating Results

         Results of operations have fluctuated significantly from quarter to quarter in the past, and may continue to fluctuate in the future. Various factors, including a general economic slowdown, timing of new product introductions by the Company or its competitors, foreign currency exchange rate fluctuations, disruption in the supply of components for the Company's products, changes in product mix, capacity utilization, the timing of orders from major customers, production delays or inefficiencies, inventory obsolescence charges, warranty return rate fluctuations related to newer products, changes in estimates associated with the non-recurring charges, the timing of expenses and other factors affect results of operations. Quarterly fluctuations may adversely affect the market price of the Common Stock.

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

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

                2.1 Agreement and Plan of Merger dated as of December 4, 2000 by and among Planar Systems, Inc., AllBrite Technologies, Inc., Corona Acquisition Corporation and certain Shareholders of AllBrite Technologies, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on January 8, 2001).

                2.2 First Amendment to Agreement and Plan of Merger dated as of December 11, 2000 by and among Planar Systems, Inc., AllBrite Technologies, Inc., Corona Acquisition Corporation and certain Shareholders of AllBrite Technologies, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on January 8,
                      2001).

               10.1 Shareholders Agreement dated as of December 4, 2000 by and among Planar Systems, Inc., AllBrite Technologies, Inc. and the Shareholders of AllBrite Technologies, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on January 8, 2001).

               10.2 Amendment to Executive Employment Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 26, 2000.

               10.3 Form of Change in Control Agreement between Planar Systems, Inc. and certain executive officers dated as of September 26, 2000.

         (b)  Reports on 8-K:

                      The Company filed a report on Form 8-K on December 4, 2000 in which it was reported that the Company signed a definitive agreement to acquire AllBrite Technologies, Inc.

                      The Company filed a report on Form 8-K on January 8, 2001 in which it was reported that the Company acquired AllBright Technologies, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PLANAR SYSTEMS, INC.
                                            (Registrant)



DATE: February 9, 2001                      /s/ Steven J. Buhaly
                                            ----------------------
                                            Steven J. Buhaly
                                            Vice President and
                                            Chief Financial Officer