Form 10-Q
period 2001-03-30
PLANAR SYSTEMS INC
filed 2001-05-14
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


--------------------------------------------------------------------------------


Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the Quarter Ended March 30, 2001                Commission File No.  0-23018


--------------------------------------------------------------------------------


PLANAR SYSTEMS, INC.
(exact name of registrant as specified in its charter)

Oregon                                                       93-0835396
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

1400 NW Compton Dr., Beaverton, Oregon                       97006
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

                                                X   Yes    ___ No
                                              -----


             Number of common stock outstanding as of May 7, 2001
                   12,232,916 shares, no par value per share

PLANAR SYSTEMS, INC.

                                      INDEX

                                                                                                                  Page
Part I. Financial Information

Item 1.  Financial Statements

Consolidated Statements of Operations for the Three and Six Months Ended March 30, 2001 and                          3
March 31, 2000

Consolidated Balance Sheets as of  March 30, 2001 and  September 29, 2000                                            4

Consolidated Statements of Cash Flows for the Six Months Ended March 30, 2001 and March 31,
2000                                                                                                                 5

Notes to Consolidated Financial Statements                                                                           6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                       10


Part II. Other Information

Item 2. Changes in securities                                                                                       15
Item 4. Submission of matters to a vote of shareholders                                                             15
Item 5. Other information                                                                                           15
Item 6. Exhibits and Reports on Form 8-K                                                                            21

Signatures                                                                                                          22

                          Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                             Planar Systems, Inc.
                               and Subsidiaries
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                Three months ended               Six months ended

                                                         Mar. 30, 2001    Mar. 31, 2000    Mar. 30, 2001    Mar. 31, 2000
                                                         -------------    -------------    -------------    -------------
Sales                                                    $    54,463      $    41,950      $  104,858       $    81,381
Cost of sales                                                 37,460           30,513          72,620            60,083
                                                         -----------      -----------      ----------       -----------
Gross profit                                                  17,003           11,437          32,238            21,298
Operating expenses:
  Research and development, net                                2,783            2,760           4,856             5,810
  Sales and marketing                                          4,319            3,305           8,370             6,584
  General and administrative                                   4,066            2,957           7,779             5,601
  Non-recurring charges                                            -              200               -               200
                                                         -----------      -----------      ----------       -----------
      Total operating expenses                                11,168            9,222          21,005            18,195
                                                         -----------      -----------      ----------       -----------

Income from operations                                         5,835            2,215          11,233              3,103

Non-operating income (expense):
  Interest, net                                                  (21)             (55)           (100)             (175)
  Foreign exchange, net                                          (47)             470            (421)              999
                                                         -----------      -----------      ----------       -----------
      Net non-operating income (expense)                         (68)             415            (521)              824
                                                         -----------      -----------      ----------       -----------

Income before income taxes                                     5,767            2,630          10,712             3,927
Provision for income taxes                                     1,902              667           3,533             1,065
                                                         -----------      -----------      ----------       -----------
Net income                                               $     3,865      $     1,963      $    7,179       $     2,862
                                                         ===========      ===========      ==========       ===========

Basic net income per share                               $      0.32      $      0.17      $     0.60       $      0.25

Average shares outstanding - basic                            12,100           11,550          11,963            11,528

Diluted net income per share                             $      0.30      $      0.16      $     0.55       $      0.24

Average shares outstanding - diluted                          13,086           12,092          12,959             11,820

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                ASSETS

                                                                                 March 30,          September 29,
                                                                                    2001                2000
                                                                            -------------------  ------------------
                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                                            $14,932              $16,456
  Accounts receivable, net                                                              35,476               28,516
  Inventories                                                                           32,737               29,728
  Other current assets                                                                  14,235               15,593
                                                                            ------------------   ------------------
          Total current assets                                                          97,380               90,293

  Property, plant and equipment, net                                                    26,874               27,738
  Goodwill                                                                               3,143                3,428
  Other assets                                                                          11,197                6,716
                                                                            ------------------   ------------------
                                                                                      $138,594             $128,175
                                                                            ==================   ==================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                     $15,061              $15,318
  Accrued compensation                                                                   7,930                4,870
  Current portion of long-term debt                                                      1,956                2,023
  Deferred revenue                                                                         649                1,080
  Other current liabilities                                                             14,368               16,130
                                                                            ------------------   ------------------
          Total current liabilities                                                     39,964               39,421

Long-term debt, net of current portion                                                  12,711               14,126
Other long-term liabilities                                                              1,658                1,360
                                                                            ------------------   ------------------
          Total liabilities                                                             54,333               54,907
                                                                            ------------------   ------------------

Shareholders' equity:
  Common stock                                                                          83,022               79,296
  Retained earnings                                                                     13,257                6,078
  Accumulated other comprehensive loss                                                 (12,018)             (12,106)
                                                                            ------------------   ------------------
          Total shareholders' equity                                                    84,261               73,268
                                                                            ------------------   ------------------
                                                                                      $138,594             $128,175
                                                                            ==================   ==================

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                 March 30, 2001          March 31, 2000
                                                                                ----------------        ----------------
Cash flows from operating activities:
Net  income                                                                               $7,179                  $2,862
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                                            3,242                   2,593
  Amortization of excess market value of acquired net
      assets over purchase price                                                            (120)                   (238)
  Deferred taxes                                                                             (69)                   (219)
  Foreign exchange (gain) loss                                                               421                    (998)
  Increase in accounts receivable                                                         (6,010)                 (5,499)
  Increase in inventories                                                                 (3,678)                 (5,683)
  (Increase) decrease in other current assets                                              1,351                    (907)
  Increase (decrease) in accounts payable                                                   (281)                  1,724
  Increase in accrued compensation                                                         3,057                     808
  Increase (decrease) in deferred revenue                                                   (514)                    583
  Increase (decrease) in other current liabilities                                        (2,028)                  1,685
                                                                                ----------------        ----------------

 Net cash provided by (used in) operating activities                                       2,550                   (,289)
                                                                                ----------------         ---------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                               (4,640)                 (5,169)
  Investment in a business                                                                (1,533)                     --
  Increase in other long-term liabilities                                                    365                      93
  Net sales of short-term investments                                                         --                   2,010
  Net purchases of long-term investments                                                    (361)                   (398)
                                                                                ----------------        ----------------
Net cash used in investing activities                                                     (6,169)                 (3,464)
                                                                                ----------------        ----------------

Cash flows from financing activities:
  Net payments of long-term debt                                                          (1,482)                   (585)
  Net proceeds from long-term accounts receivable                                             --                      57
  Net proceeds from issuance of capital stock                                              3,526                   1,631
                                                                                ----------------        ----------------
Net cash provided by financing activities                                                  2,044                   1,103
                                                                                ----------------        ----------------

Effect of exchange rate changes                                                               51                     703
                                                                                ----------------        ----------------

Net decrease in cash and cash equivalents                                                 (1,524)                 (4,947)

Cash and cash equivalents at beginning of period                                          16,456                  17,904
                                                                                ----------------        ----------------

Cash and cash equivalents at end of period                                               $14,932                 $12,957
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

Note 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

                                      March 30, 2001         September 29, 2000
                                   --------------------     --------------------
                                        (Unaudited)
     Raw materials                              $20,559                  $15,793
     Work in process                              5,537                    7,643
     Finished goods                               6,641                    6,292
                                   --------------------     --------------------
                                                $32,737                  $29,728
                                   ====================     ====================

Inventory reserves for estimated inventory obsolescence were $2,616 and $2,859 as of March 30, 2001 and September 29, 2000, respectively. Included in cost of sales are $186 and $201 of charges related to inventory obsolescence reserves for the three month periods ended March 30, 2001, and March 31, 2000, respectively and $404 and $1,316 for the six month periods ended March 30, 2001 and March 31, 2000, respectively.

Note 3 - OTHER ASSETS

Included in other assets of $11,197 and $6,716 as of March 30, 2001 and September 29, 2000, respectively, are assets associated with equipment which had not been placed in service as of March 30, 2001 and September 29, 2000 in the amounts of $6,334 and $3,332, respectively.

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

                                                    Three Months Ended                        Six Months Ended
                                             March 30, 2001      March 31, 2000      March 30, 2001      March 31, 2000
                                            ----------------    ----------------    ----------------    ----------------
Research and development                         $1,956              $1,726              $3,704              $4,651
Product engineering                               2,010               1,460               3,294               3,128
                                            ----------------    ----------------    ----------------    ----------------
    Total expense                                 3,966               3,186               6,998               7,779
Contract funding                                 (1,183)              (426)              (2,142)             (1,969)
                                            ----------------    ----------------    ----------------    ----------------
    Research and development, net                $2,783              $2,760              $4,856              $5,810
                                            ================    ================    ================    ================

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

    The exit of the Flat Candle business resulted in a charge of $1,137 which included inventory charges of $237 related to the exit of certain products, $651 related to goodwill, $183 related to severance and $66 related to other assets and liabilities. The inventory charge of $237 was recorded as cost of sales and the remaining amount of $900 was recorded as non-recurring charges in the Consolidated Statements of Operations. During the second quarter of fiscal year 2000, the Company determined that a buyer could not be found. As a result, the remaining value of the assets was reduced to fair value and a charge of $200 was recorded as non-recurring charges in the Consolidated Statements of Operations in the second quarter of fiscal 2000. The assets were disposed of during fiscal year 2000.

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

    The non-recurring charges incurred affected the Company's financial position as follows:

                                                     Other      Fixed       Accounts                      Accrued          Other
                                     Inventories     Assets     Assets     Receivable     Goodwill     Compensation     Liabilities
------------------------------------------------------------------------------------------------------------------------------------
1999 Original charge                     $   237    $   229    $    --        $    --      $   651          $   371         $    --
  Cash paid out                               --         --         --             --           --             (128)             --
  Non-cash write-offs                       (237)      (229)        --             --         (651)              --              --
                                         -------    -------    -------        -------      -------          -------         -------
Balance as of September 24, 1999              --         --         --             --           --              243              --
2000 Activity:
  Additional charges                       4,701         --      1,444            200           --              405           6,413
  Cash paid out                               --         --         --             --           --             (243)             --
  Non-cash write-offs                     (4,701)        --     (1,444)          (200)          --               --              --
                                         -------    -------    -------        -------      -------          -------         -------
Balance as of September 29, 2000              --         --         --             --           --              405           6,413

2001 Activity:
   Cash paid out                              --         --         --             --           --              (39)           (359)
Non-cash write-offs                           --         --         --             --           --               --            (865)
                                         -------    -------    -------        -------      -------          -------         -------
Balance as of March 30, 2001             $    --    $    --    $    --        $    --      $    --          $   366         $ 5,189
                                         =======    =======    =======        =======      =======          =======         =======

During fiscal year 2001, the Company has paid cash of $398 related to contractual liabilities and severance. The remaining amounts are expected to be paid by the end of fiscal year 2001.

Note 6 - INCOME TAXES

The provision for income taxes has been recorded based upon the current estimate of the Company's annual effective tax rate. This rate differs from the federal statutory rate primarily because of the provision for state income taxes, permanent differences resulting from purchase accounting adjustments and the effects of the Company's foreign tax rates.

Note 7 - NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 986 and 542 for the quarters ended March 30, 2001 and March 31, 2000, respectively, were used in the calculations of diluted earnings per share. Incremental shares of 996 and 292 for the six month periods ended March 30, 2001 and March 31, 2000, respectively, were used in the calculations of diluted earnings per share.

Note 8 - COMPREHENSIVE INCOME

The comprehensive income was $2,920 and $935 for the quarters ended March 30, 2001 and March 31, 2000, respectively. The comprehensive income for the six month periods ended March 30, 2001 and March 30, 2000 was $7,267 and $644, respectively.

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

                                                 3 months ended                      6 months ended
                                        Mar. 30, 2001      Mar. 31, 2000     Mar. 30, 2001   Mar. 31, 2000
----------------------------------------------------------------------------------------------------------
Net sales to external
 customers (by segment):
  Medical                                $    17,625        $    15,517       $    35,967     $    29,104
  Industrial                                  20,768             14,079            39,551          28,055
  Transportation                              16,070             12,354            29,340          24,222
                                         -----------        -----------       -----------     -----------
   Total sales                           $    54,463        $    41,950       $   104,858     $    81,381
                                         ===========        ===========       ===========     ===========

Operating income:
  Medical                                $       969        $       879       $     3,070     $       729
  Industrial                                     958                841             2,883           1,524
  Transportation                               3,908                495             5,280             850
                                         -----------        -----------       -----------     -----------
Total operating income                   $     5,835        $     2,215       $    11,233     $     3,103
                                         ===========        ===========       ===========     ===========

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

Note 11 - DERIVATIVE INSTRUMENTS

Beginning in January 2001, the Company began using forward exchange contracts to hedge the fluctuations in the dollar value of its foreign currency accounts receivable and payable related to our Finnish operations. For the quarter ended March 30, 2001 the net loss on foreign exchange was $47, which has been recorded as Foreign exchange, net in the Consolidated Statement of Operations. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The amounts recorded in the balance sheet approximate fair value due to the short duration of the contracts. The Company maintains open contracts of approximately $5,000.

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

   BUSINESS ACQUISITIONS

   In December 2000, the Company acquired AllBrite Technologies, Inc., by exchanging 941,823 shares of common stock of the Company for all of the outstanding capital stock of AllBrite. The acquisition qualified a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of AllBrite as though it had always been a part of the Company

   Prior to the acquisition, AllBrite's fiscal year ended on December 31. In recording the business combination, AllBrite's prior period financial statements have been restated to a year ended September 30, to conform with the Company's fiscal year-end and the Company's presentation.

   RESULTS OF OPERATIONS

     Sales

   The Company's sales of $54.5 million in the second quarter of 2001 increased $12.5 million or 29.8% as compared to $42.0 million in the second quarter of 2000. The increase in sales was principally due to higher sales of $6.7 million, $3.7 million and $2.1 million in the Industrial, Transportation and Medical segments, which increased 47.5%, 30.1% and 13.6%, respectively. Industrial market sales increased due to higher volumes of sales to the gas pump, desktop monitors, and kiosk markets. Transportation sales increased primarily due to higher volume sales in both the vehicle and avionics AMLCD markets. Sales volumes in the Medical market increased primarily in the Medical instrument and medical monitor market. The Company presently expects sales for fiscal year 2001 to increase approximately 20% in its continuing business. The Company's revenue target is $210.0 million for 2001.

   The Company's sales of $104.9 million in the first six months of 2001 increased $23.5 million or 28.8% as compared to $81.4 million in the first six months of 2000. The increase in sales was principally due to higher sales of $11.5 million, $6.9 million and $5.1 million in the Industrial, Medical and Transportation segments, which increased 41.0%, 23.6% and 21.1%, respectively. The increases were due to the same reasons as those noted above with respect to the second quarter of 2001.

   International sales increased by 73.8% to $14.4 million in the second quarter of 2001 as compared to $8.3 million recorded in the same quarter the prior year. International sales for the first six months of 2001 increased 76.3% to $26.5 million as compared to $15.0 million recorded in the comparable period a year ago. The increase in international sales was due primarily to increased sales in existing market segments, primarily medical monitors in the Company's foreign markets. As a percentage of total sales, international sales increased to 26.4% in the second quarter of 2001 as compared to 19.7% in same quarter for the prior year. For the first six months of 2001, international sales, as a percentage of total sales, were 25.3% as compared to 18.5% in the first six months of 2000. The increase in international sales as a percentage of total sales was mainly attributable to the overall increase in demand for our products in Europe.

     Gross Profit

   The Company's gross margin as a percentage of sales increased to 31.2% in the second quarter of 2001 from 27.3% in the second quarter of 2000. This increase was primarily due to higher yields and volumes in our AMLCD, EL and CRT products. For the first six months of 2001, the Company's gross margins were 30.7% as compared to 26.2% in the same period in the prior year. This increase was largely attributable to $1.5 million of cost of sales charges related to streamlining of the product portfolio and continuing manufacturing issues associated with both the commercial and military avionics AMLCD products which were recorded in the first half of the prior year. In addition, higher yields in our AMLCD, LCD, EL and CRT products contributed to the increase in gross margins. For the remainder of 2001, the Company expects gross margins to be approximately 30%.

     Research and Development

Research and development expenses in the second quarters of both 2001 and 2000 were flat at $2.8 million. For the first six months of 2001, research and development expenses decreased $1.0 million or 16.4% to $4.9 million from $5.8 million in the first six months of the prior year. The decrease was due primarily to significant reductions in military AMLCD product development.

     Sales and Marketing

Sales and marketing expenses increased $1.0 million or 30.7% to $4.3 million in the second quarter of 2001 as compared to $3.3 million in the same quarter of the prior year. Sales and marketing expenses increased $1.8 million or 27.1% to $8.4 million in the first six months of 2001 as compared to $6.6 million in the same period of the prior year. These increases were primarily due to the Company's strategic decision to reorganize by market segments, which resulted in increasing our investments in marketing. In addition, higher commissions on higher sales volumes contributed to the increase in sales and marketing expenses. As a percentage of sales, sales and marketing expenses increased to 7.9% in the second quarters of both 2001 and 2000. As a percentage of sales, sales and marketing expenses declined slightly to 8.0% in the first six months of 2001 as compared to 8.1% in the same period of the prior year.

     General and Administrative

General and administrative expenses increased $1.1 million or 37.5% to $4.1 million in the second quarter of 2001 from $3.0 million in the same period from the prior year. General and administrative expenses increased $2.2 million or 38.9% to $7.8 million in the first six months of 2001 from $5.6 million in the same period of the prior year. The increases in general and administrative expenses were primarily due to increased personnel costs and acquisition costs related to the AllBrite Technologies, Inc. acquisition. As a percentage of sales, general and administrative expenses increased to 7.5% in the second quarter of 2001 from 7.0% in the same period from the prior year. For the first six months of 2001, general and administrative expenses, as a percentage of sales, increased to 7.4% from 6.9% for the same period of the prior year.

     Total Operating Expenses

Total operating expenses increased $1.9 million or 21.1% to $11.2 million in the second quarter of 2001 from $9.2 million in the same period a year ago. For the first six months of 2001, total operating expenses increased $2.8 million or 15.4% to $21.0 million from $18.2 million in the same period of the prior year. The Company believes that operating expenses will be approximately 20.0% of revenues in 2001. The Company will continue to increase its investment in sales and marketing and employee development in order to strengthen its focus on markets and customer intimacy.

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

    The exit of the Flat Candle business resulted in a charge of $1,137 which included inventory charges of $237 related to the exit of certain products, $651 related to goodwill, $183 related to severance and $66 related to other assets and liabilities. The inventory charge of $237 was recorded as cost of sales and the remaining amount of $900 was recorded as non-recurring charges in the Consolidated Statements of Operations. During the second quarter of fiscal year 2000, the Company determined that a buyer could not be found. As a result, the remaining value of the assets was reduced to fair value and a charge of $200 was recorded as non-recurring charges in the Consolidated Statements of Operations in the second quarter of fiscal 2000. The assets were disposed of during fiscal year 2000.

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

During fiscal year 2001, the Company has paid cash of $398 related to contractual liabilities and severance. The remaining amounts are expected to be paid by the end of fiscal year 2001.

     Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. Net interest expense decreased from $175,000 in the first six months of 2000 to $100,000 in the first six months of 2001 due to lower interest expense on decreased borrowings and increased interest earned on higher cash and cash equivalent balances.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash accounts denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a loss of $47,000 in the second quarter of 2001, as compared to a gain of $470,000 in the second quarter of 2000. In the first six months of 2001, foreign currency gains and losses amounted to a loss of $421,000 as compared to a gain of $1.0 million in the same period of the prior year. These amounts are comprised of realized gains and losses on cash transactions involving various currencies and unrealized gains and losses related to foreign currency denominated receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company conducts business.

The Company currently realizes about one-fourth of its revenue outside the United States and expects this to continue in the future. Additionally, the functional currency of the Company's foreign subsidiary is the Finnish Markka which must be translated to U.S. Dollars for consolidation. Beginning January 1, 2001, the Company began hedging its Euro exposure with foreign exchange forward contracts. The Company believes that this hedging will mitigate the risks associated with foreign currency fluctuations.

     Provision for Income Taxes

The Company`s effective tax rate for the quarter ended March 30, 2001 was 33.0% and for the quarter ended March 31, 2000 was 25.4%. The Company believes that the effective tax rate for 2001 will be 33%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.6 million in the first six months of 2001 and net cash used in operating activities was $3.3 million in the first six months of 2000. The net cash provided by operations of $2.6 million in the first six months of 2001 primarily related to the increase in net income, the increase in accrued compensation and depreciation and amortization offset by the increase in accounts receivable and the increase in inventories.

Additions to plant and equipment were $4.6 million in the first six months of 2001. The significant acquisitions during the first six months of 2001 were purchases of equipment which has not yet been placed in service.

At March 30, 2001, the Company had two bank line of credit agreements with a total borrowing capacity of $20.0 million. As of both March 30, 2001 and September 29, 2000, borrowings outstanding under the credit lines were $0. Borrowings outstanding under the equipment financing loans were $14.7 million and $16.1 million as of March 30, 2001 and September 29, 2000, respectively. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company's working capital requirements for the foreseeable future.

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

The Finnish Markka is the functional currency of the Company's subsidiary in Finland. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintains open contracts of approximately $5.0 million. If rates shifted drastically, the Company believes it would not be materially impacted. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. dollar. If foreign exchange rates were to weaken against the U.S. dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

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

                           Part II. OTHER INFORMATION

Item 2. Changes in Securities

(c) During the second fiscal quarter of 2001, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 28,254 shares of Common Stock was issued at exercise prices ranging from $2.25 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

Item 4.  Submission of Matters to a Vote of Shareholders

The Company's 2001 Annual Meeting of Shareholders was held February 1, 2001, at which the following actions were taken by a vote of shareholders:

1. The following nominees were elected as Directors by the votes and for the terms as indicated below:

     Nominee                       For            Withheld       Term Ending
     -------                       ---            --------       -----------

     William D Walker              8,828,779      783,740        2004
     Heinrich Stenger              8,815,559      796,960        2004
     Carl Neun                     8,815,483      797,036        2002

2. The proposal to approve the amendment to the Company's 1996 Stock Incentive Plan by a vote of 4,666,084 to 3,175,024 (with 37,416 abstentions) was approved.

3. By a vote of 9,573,794 to 22,579 (with 16,146 abstentions), the Company's selection of KPMG LLP as the Company's independent auditors for the year ending September 28, 2001 was ratified.

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

A significant slowdown in the demand for our customers' products would adversely affect our business.

We generally do not sell products to end users. Instead, we design and manufacture various display solutions that our customers incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers' products. Accordingly, we must identify industries that have significant growth potential and establish relationships with Original Equipment Manufacturers (OEMs) in those industries. Our failure to identify potential growth opportunities or establish relationships with OEMs in those industries would adversely affect our business. Our dependence on the success of the products of our customers exposes us to a variety of risks, including the following:

 .    our ability to match our design and manufacturing capacity with customer demand and to maintain satisfactory delivery schedules;

 .    customer order patterns, changes in order mix and the level and timing of orders placed byv customers that we can manufacture and ship in a quarter; and
 .    the cyclical nature of the industries and markets our customers serve.

Our failure to address these risks may have an adverse affect on our revenues and operating results.

We are subject to lengthy development periods and product acceptance cycles.

We generally sell our displays to OEMs, which then incorporate them into the products they sell. OEMs make the determination during their product development programs whether to incorporate our displays or pursue other alternatives. This requires us to make significant investments of time and capital in the custom design of display modules well before our customers introduce their products incorporating these displays and before we can be sure that we will generate any significant sales to our customers or even recover our investment. During a customer's entire product development process, we face the risk that our display will fail to meet our customer's technical, performance, or cost requirements or will be replaced by a competing product or alternative technological solution. Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events would adversely affect our operating results.

We do not have long-term purchase commitments from our customers.

Our customers generally do not provide us with firm, long-term volume purchase commitments. Although we have begun to enter into more longer term supply contracts with our customers, our business is generally characterized by short-term purchase orders. We typically plan our production and inventory levels based on internal forecasts of customer demand which rely in part on nonbinding forecasts provided by our customers. As a result, our noncancellable backlog generally does not exceed three or four months, which makes forecasting our revenues difficult. Inaccuracies in our forecast as a result of changes in customer demand or otherwise may result in our holding excess and obsolete inventory or having unabsorbed manufacturing overhead. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements could have a material adverse affect on our business and operating results. We have experienced such problems in the past and may experience such problems in the future.

We face intense competition.

The market for information displays is highly competitive, and we expect this to continue. We believe that over time this competition will have the effect of reducing average selling prices of our flat panel displays. Certain of our competitors have substantially greater name recognition and financial, technical, marketing and other resources than we do. In addition, certain of our competitors have made and continue to make significant investments in the construction of manufacturing facilities for AMLCDs and other advanced displays. We cannot assure you that our competitors will not succeed in developing or marketing products that would render our products obsolete or noncompetitive. To the extent we are unable to compete effectively against our competitors, whether due to such practices or otherwise, our financial condition and results of operations would be materially adversely affected.

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

 .    our success in designing and manufacturing new product solutions, including those implementing new technologies;
 .    our ability to address the needs of our customers;
 .    the quality, performance, reliability, features, ease of use, pricing and diversity of our product solutions;
 .    foreign currency fluctuations, which may cause a foreign competitor's products to be priced significantly lower than our product solutions;
 .    the quality of our customer services;
 .    our efficiency of production;
 .    the rate at which customers incorporate our product solutions into their own products; and
 .    product or technology introductions by our competitors.

Shortages of components and materials may delay or reduce our sales and increase our costs.

Our inability to obtain sufficient quantities of components and other materials necessary to produce our displays could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. We obtain many of the materials we use in the manufacture of our displays from a limited number of suppliers, and we do not have long-term supply contracts with any of them. As a result, we are subject to increased costs, supply interruptions and difficulties in obtaining materials. Our customers also may encounter difficulties or increased costs in obtaining from others the materials necessary to produce their products into which our displays are incorporated.

We depend on Topvision Display Technologies, Inc., which is located in Taiwan, for the manufacture of the displays that we sell in the medical monitor and desktop monitor markets. We also rely on certain other contract manufacturing operations in Asia for the manufacture of circuit boards and other components and the manufacture and assembly of certain of our products. We do not have a long-term supply contract with Topvision or the other Asian contract manufacturers on which we rely. If Topvision were to terminate its arrangements with us or become unable to provide these displays to us on a timely basis, we would be unable to sell our medical monitor and desktop monitor products until alternative manufacturing arrangements could be made. If one or more of the other contract manufacturers on which we rely were to terminate its arrangements with us or become unable to provide products or services to us, our ability to sell certain products would be impaired until alternative arrangements could be made. Furthermore, we cannot assure you that we would be able to establish replacement manufacturing or assembly arrangements and relationships on acceptable terms, which could have a material adverse effect on our revenue and earnings.

Our reliance on Topvision and other contract manufacturers involves certain risks, including:

 .    the lack of control over production capacity and delivery schedules;
 .    limited control over quality assurance, manufacturing yields and production costs;
 .    the risks associated with international commerce, including unexpected changes in legal and regulatory requirements, foreign currency fluctuations and changes in tariffs; and
 .    trade policies and political and economic instability.

Topvision, as well as other third parties with which we do business, are located in Taiwan. In 1999, Taiwan experienced several earthquakes which resulted in many Taiwanese companies experiencing related business interruptions. Our business could suffer significantly if Topvision's or other significant vendors' operations were disrupted for an extended period of time.

Our exit from the military flat panel AMLCD business will reduce our revenues and may be more costly than we expect.

We have fixed price contracts for flat panel AMLCD displays with a small number of military avionics customers. As a result of the performance requirements for these displays and difficulties in the manufacturing process, we have experienced difficulties in satisfying our obligations under these contracts and generally have not realized a profit selling these products. Although we have successfully renegotiated specifications and prices under certain of these contracts, we have not been able to renegotiate the terms of all such contracts or achieve a level of profitability on these products that would justify continuing sales. As a result, we announced in September 2000 that we were exiting the military flat panel AMLCD business and would not seek new military flat panel AMLCD supply contracts or contract extensions when the existing contracts expire in fiscal 2001. At that time, we recorded a non- recurring charge of approximately $13 million to cover excess inventory, expected losses on contracts which will not be fulfilled, expected losses on contracts that will be fulfilled, impairment of fixed assets and workforce reductions, all in connection with the decision to exit the military flat panel AMLCD business. Our inability to satisfy our obligations under existing contracts could result in contractual liabilities, including warranty obligations, that exceed the amounts we have recorded, which would adversely affect our earnings. In addition, our decision to exit this business could impair our ability to continue to participate in the military avionics market and potentially the commercial avionics market, which would adversely affect our revenues and earnings.

We must maintain satisfactory manufacturing yields and capacity.

Our inability to maintain high levels of productivity or to satisfy delivery schedules at our manufacturing facilities would adversely affect our operating results. The design and manufacture of our displays involves highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. At times we have experienced lower than anticipated manufacturing yields and lengthening of delivery schedules and may experience such problems in the future, particularly with respect to new products or technologies. Any such problems could have a material adverse effect on our revenue and earnings.

Our continued success depends on the development of new products and technologies.

Our future results of operations will depend in part on our ability to improve and market our existing products and to successfully develop, manufacture and market new products. If we are not able to continue to improve and market our existing products, develop and market new products and continue to make technological developments, our products or technology could become obsolete or noncompetitive. Even if we are successful in developing new products, new products typically result in pressure on gross margins during the initial phases as costs of manufacturing start-up activities are spread over lower initial sales volumes. We have experienced lower than expected yields with respect to new products and processes in the past. These low yields have a negative impact on gross margins. In addition, customer relationships can be negatively impacted due to production problems and late delivery of shipments.

A portion of our display products rely on EL technology, which currently constitutes only a small portion of the information display market. Through the acquisition of Standish Industries, Inc., we have diversified our display products and expanded our addressable market significantly to include flat panel PMLCD applications. Our future success will depend in part upon increased market acceptance of existing EL, PMLCD and AMLCD technologies and other future technological developments. Some of our competitors are investing substantial resources in the development and manufacture of displays using a number of alternative technologies. If these efforts result in the development of products that offer significant advantages over our products, and we are unable to improve our technology or develop or acquire an alternative technology that is more competitive, our business and results of operations will be adversely affected.

Our future operating results will depend to a significant extent on our ability to continue to provide new product solutions that compare favorably on the basis of time to introduction, cost and performance with the design and manufacturing capabilities of OEMs and competitive third-party suppliers. Our success in attracting new customers and developing new business depends on various factors, including the following:

 .    utilization of advances in technology;
 .    innovative development of new solutions for customer products;
 .    efficient and cost-effective services; and
 .    timely completion of the design and manufacture of new product solutions.

Our efforts to develop new technologies may not result in commercial success.

 Our research and development efforts with respect to new technologies may not result in customer or widespread market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, competitive cost issues, yield problems and other factors. Even when we successfully complete a research and development effort with respect to a particular technology, our customers may determine not to introduce or may terminate products utilizing the technology for a variety of reasons, including the following:

 .    difficulties with other suppliers of components for the products;
 .    superior technologies developed by our competitors;
 .    price considerations;
 .    lack of anticipated or actual market demand for the products; and
 .    unfavorable comparisons with products introduced by others.

Our efforts to sell desktop monitors in the end-user market may not be successful.

We recently began selling flat panel AMLCD monitors in the desktop market. We generally have not sold our products in end-user markets and have entered into arrangements with a number of large computer retailers to market our desktop monitor products. The market for desktop monitors is highly competitive, subject to rapid technological change and subject to changes in consumer tastes and demand. Our failure to successfully monitor and control inventory levels or quickly respond to pricing changes, technological changes or changes in consumer tastes and demand could result in excess and obsolete inventories of our desktop monitor products which could adversely affect our business and operating results.

We face risks associated with international operations.

Our manufacturing, sales and distribution operations in Europe and Asia create a number of logistical and communications challenges. Our international operations also expose us to various economic, political and other risks, including the following:

 .    management of a multi-national organization;
 .    compliance with local laws and regulatory requirements as well as changes in those laws and requirements;
 .    employment and severance issues;
 .    overlap of tax issues;
 .    tariffs and duties;
 .    possible employee turnover or labor unrest;
 .    lack of developed infrastructure;
 .    the burdens and costs of compliance with a variety of foreign laws; and
 .    political or economic instability in certain parts of the world.

Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, limitations on imports or exports, or the expropriation of private enterprises also could have a material adverse effect on us. Any actions by our host countries to reverse policies that encourage foreign investment or foreign trade also could adversely affect our operating results. In addition, U.S. trade policies, such as "most favored nation" status and trade preferences for certain Asian nations, could affect the attractiveness of our services to our U.S. customers.

Variability of customer requirements may adversely affect our operating results.

Custom manufacturers for OEMs must provide increasingly rapid product turnaround and respond to ever-shorter lead times. A variety of conditions, both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. Cancellations, reductions, or delays by a significant customer or by a group of customers could adversely affect our business. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. Although we have increased our manufacturing capacity, we may lack sufficient capacity at any given time to meet our customers' demands if their demands exceed anticipated levels.

Our operating results have significant fluctuations.

In addition to the variability resulting from the short-term nature of our customers' commitments, other factors contribute to significant periodic quarterly fluctuations in our results of operations. These factors include the following:

 .    the timing of orders;
 .    the volume of orders relative to our capacity;
 .    product introductions and market acceptance of new products or new generations of products;
 .    evolution in the life cycles of customers' products;
 .    timing of expenditures in anticipation of future orders;
 .    effectiveness in managing manufacturing processes;
 .    changes in cost and availability of labor and components;
 .    product mix;
 .    pricing and availability of competitive products and services; and

 .    changes or anticipated changes in economic conditions.

Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in some future period, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may decrease.

We must effectively manage our growth.

The failure to manage our growth effectively could adversely affect our operations. We have increased the number of our manufacturing and design programs and may expand further the number and diversity of our programs in the future. Our ability to manage our planned growth effectively will require us to:

 .    enhance our operational, financial and management systems;
 .    expand our facilities and equipment; and
 .    successfully hire, train and motivate additional employees.

The expansion and diversification of our product and customer base may result in increases in our overhead and selling expenses. We also may be required to increase staffing and other expenses as well as our expenditures on capital equipment and leasehold improvements in order to meet the anticipated demand of our customers. Any increase in expenditures in anticipation of future orders that do not materialize would adversely affect our profitability. Customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources.

We must protect our intellectual property, and others could infringe on or misappropriate our rights.

We believe that our continued success depends in part on protecting our proprietary technology. We rely on a combination of patent, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. We seek to protect certain of our technology under trade secret laws, which afford only limited protection. We face risks associated with our intellectual property, including the following:

 .    pending patent applications may not be issued;
 .    intellectual property laws may not protect our intellectual property rights; o third parties may challenge, invalidate, or circumvent any patent issued to us;
 .    rights granted under patents issued to us may not provide competitive advantages to us; o unauthorized parties may attempt to obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights; and
 .    others may independently develop similar technology or design around any patents issued to us.

We may find it necessary to take legal action in the future to enforce or protect our intellectual property rights or to defend against claims of infringement. Litigation can be very expensive and can distract our management's time and attention, which could adversely affect our business. In addition, we may not be able to obtain a favorable outcome in any intellectual property litigation.

Third parties could claim that we are infringing their patents or other intellectual property rights. In the event that a third party alleges that we are infringing its rights, we may not be able to obtain licenses on commercially reasonable terms from the third party, if at all, or the third party may commence litigation against us. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect us.

The market price of our common stock may be volatile.

The market price of our common stock has been subject to wide fluctuations. During the last twelve months, the closing market price of our stock has ranged from $7.50 to $32.875. The trading price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

 .    variations in our quarterly operating results;

 .    actual or anticipated announcements of technical innovations or new product developments by us or our competitors;
 .    changes in analysts' estimates of our financial performance;
 .    general conditions in the electronics industry; and
 .    worldwide economic and financial conditions.

In addition, the public stock markets have experienced extreme price and volume fluctuations that have particularly affected the market prices for many high-technology companies and that often have been unrelated to the operating performance of these companies. These broad market fluctuations and other factors may adversely affect the market price of our common stock.

We must finance the growth of our business and the development of new products.

To remain competitive, we must continue to make significant investments in research and development, equipment and facilities. As a result of the increase in fixed costs and operating expenses related to these capital expenditures, our failure to increase sufficiently our net sales to offset these increased costs would adversely affect our operating results.

From time to time, we may seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand our design and production facilities and equipment. We cannot predict the timing or amount of any such capital requirements at this time. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing stockholders.

We may pursue acquisitions and investments that could adversely affect our business.

In the past we have made, and in the future we may make, acquisitions of and investments in businesses, products and technologies that are intended to complement our business, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock, incur substantial debt, or assume contingent liabilities. Any acquisitions that we undertake, including our recent acquisition of AllBrite Technologies, Inc., could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results. Any such acquisitions also involve numerous risks, including the following:

 .    problems assimilating the purchased operations, technologies, or products;
 .    unanticipated costs associated with the acquisition;
 .    diversion of management's attention from our core businesses;
 .    adverse effects on existing business relationships with suppliers and customers;
 .    risks associated with entering markets in which we have no or limited prior experience; and
 .    potential loss of key employees of purchased organizations.

We cannot assure you that we would be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could adversely affect our business and operating results.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits:  None

        (b)  Reports on 8-K:  None

             The Company filed a report on Form 8-K on March 2, 2001 in which it was reported the first 35 days of combined results of the Company after the acquisition of AllBrite Technologies, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PLANAR SYSTEMS, INC.
                                                     (Registrant)



DATE: May 14, 2001                                   /s/ Steven J. Buhaly
                                                     ----------------------
                                                     Steven J. Buhaly
                                                     Vice President and
                                                     Chief Financial Officer