Form 10-Q
period 2001-06-29
PLANAR SYSTEMS INC
filed 2001-08-13
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


--------------------------------------------------------------------------------


Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the Quarter Ended June 29, 2001               Commission File No.  0-23018


--------------------------------------------------------------------------------


PLANAR SYSTEMS, INC.
(exact name of registrant as specified in its charter)

Oregon                                         93-0835396
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1400 NW Compton Dr., Beaverton, Oregon         97006
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


             Number of common stock outstanding as of August 6, 2001
                    12,424,302 shares, no par value per share

PLANAR SYSTEMS, INC.

                                      INDEX


                                                                                                      Page
Part I. Financial Information

Item 1.  Financial Statements

Consolidated Statements of Operations for the Three and Nine Months Ended June 29, 2001 and              3
June 30, 2000

Consolidated Balance Sheets as of  June 29, 2001 and  September 29, 2000                                 4

Consolidated Statements of Cash Flows for the Nine Months Ended June 29, 2001 and June 30, 2000          5

Notes to Consolidated Financial Statements                                                               6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations           11

Part II. Other Information

Item 2. Changes in securities                                                                           17
Item 5. Other information                                                                               17
Item 6. Exhibits and Reports on Form 8-K                                                                23

Signatures                                                                                              24

                          Part 1. FINANCIAL INFORMATION


Item 1. Financial Statements

                              Planar Systems, Inc.
                                and Subsidiaries
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                Three months ended               Nine months ended
                                                           June 29, 2001   June 30, 2000   June 29, 2001   June 30, 2000
                                                           -------------   -------------   -------------   -------------
Sales                                                      $  52,447        $  45,331        $ 157,305       $ 126,712
Cost of sales                                                 35,562           32,730          108,182          92,813
                                                           ---------        ---------        ---------       ---------
Gross profit                                                  16,885           12,601           49,123          33,899
Operating expenses:
 Research and development, net                                 3,430            2,234            8,286           8,044
 Sales and marketing                                           4,640            3,583           13,010          10,167
 General and administrative                                    3,445            3,332           11,224           8,933
 Non-recurring charges                                          (690)               -             (690)            200
                                                           ---------        ---------        ---------       ---------
   Total operating expenses                                   10,825            9,149           31,830          27,344
                                                           ---------        ---------        ---------       ---------

Income from operations                                         6,060            3,452           17,293           6,555

Non-operating income (expense):
 Interest, net                                                  (153)            (105)            (253)           (278)
 Foreign exchange, net                                            31              117             (390)          1,114
                                                           ---------        ---------        ---------       ---------
   Net non-operating income (expense)                           (122)              12             (643)            836
                                                           ---------        ---------        ---------       ---------

Income before income taxes                                     5,938            3,464           16,650           7,391
    Provision for income taxes                                 1,982              882            5,515           1,947
                                                           ---------        ---------        ---------       ---------
Net income                                                 $   3,956        $   2,582        $  11,135       $   5,444
                                                           =========        =========        =========       =========

Basic net income per share                                 $    0.32        $    0.22        $    0.93       $    0.47

Average shares outstanding - basic                            12,276           11,617           11,974          11,548

Diluted net income per share                               $    0.30        $    0.21        $    0.86       $    0.46

Average shares outstanding - diluted                          13,105           12,073           12,918          11,901

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                             ASSETS

                                                              June 29,        September 29,
                                                                2001              2000
                                                           --------------    ---------------
                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                  $  17,535         $  16,456
  Accounts receivable, net                                      33,881            28,516
  Inventories                                                   29,810            29,728
  Other current assets                                          14,673            15,593
                                                             ---------         ---------
          Total current assets                                  95,899            90,293

  Property, plant and equipment, net                            26,004            27,738
  Goodwill                                                       3,000             3,428
  Other assets                                                  13,706             6,716
                                                             ---------         ---------
                                                             $ 138,609         $ 128,175
                                                             =========         =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $  14,305         $  15,318
  Accrued compensation                                           6,935             4,870
  Current portion of long-term debt                              1,987             2,023
  Deferred revenue                                                 533             1,080
  Other current liabilities                                     11,569            16,130
                                                             ---------         ---------
          Total current liabilities                             35,329            39,421

Long-term debt, net of current portion                          12,203            14,126
Other long-term liabilities                                      1,783             1,360
                                                             ---------         ---------
          Total liabilities                                     49,315            54,907
                                                             ---------         ---------

Shareholders' equity:
  Common stock                                                  85,241            79,296
  Retained earnings                                             16,860             6,078
  Accumulated other comprehensive loss                         (12,807)          (12,106)
                                                             ---------         ---------
          Total shareholders' equity                            89,294            73,268
                                                             ---------         ---------
                                                             $ 138,609         $ 128,175
                                                             =========         =========

See accompanying notes to unaudited consolidated financial statements.

                              Planar Systems, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                             June 29, 2001          June 30, 2000
                                                                          -------------------     -----------------
Cash flows from operating activities:
Net income                                                                    $ 11,135                $  5,444
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                                  4,888                   4,108
  Amortization of excess market value of acquired net
      assets over purchase price                                                  (120)                   (357)
  Non-recurring charges                                                         (2,042)                     --
  Deferred taxes                                                                   (69)                 (2,132)
  Foreign exchange gain                                                           (390)                 (1,114)
  Increase in accounts receivable                                               (5,720)                (10,074)
  Increase in inventories                                                         (383)                 (6,667)
  Increase in other current assets                                              (1,012)                   (188)
  Increase (decrease) in accounts payable                                         (447)                  3,007
  Increase in accrued compensation                                               2,669                   1,597
  Increase (decrease) in deferred revenue                                         (534)                     94
  Increase (decrease) in other current liabilities                              (1,247)                  5,490
                                                                              --------                --------
Net cash provided by (used in) operating activities                              6,728                    (792)
                                                                              --------                --------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                     (7,790)                 (7,578)
  Investment in a business                                                      (1,533)                     --
  Increase in other long-term liabilities                                          493                     283
  Net sales of short-term investments                                               --                   2,010
  Net purchases of long-term investments                                          (501)                   (307)
                                                                              --------                --------
Net cash used in investing activities                                           (9,331)                 (5,592)
                                                                              --------                --------

Cash flows from financing activities:
  Net payments of long-term debt                                                (1,959)                   (883)
  Net proceeds from long-term accounts receivable                                   --                     216
  Net proceeds from issuance of capital stock                                    5,445                   2,036
                                                                              --------                --------
Net cash provided by financing activities                                        3,486                   1,369
                                                                              --------                --------

Effect of exchange rate changes                                                    196                     799
                                                                              --------                --------

Net increase (decrease) in cash and cash equivalents                             1,079                  (4,216)

Cash and cash equivalents at beginning of period                                16,456                  17,904
                                                                              --------                --------

Cash and cash equivalents at end of period                                    $ 17,535                $ 13,688
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

                              Planar Systems, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in connection with the Company's audited financial statements for the year ended September 29, 2000.

Note 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

                                 June 29, 2001          September 29, 2000
                            ---------------------      --------------------
                                  (Unaudited)
     Raw materials                       $16,703                   $15,793
     Work in process                       4,479                     7,643
     Finished goods                        8,628                     6,292
                            --------------------       -------------------
                                         $29,810                   $29,728
                            ====================       ===================

Inventory reserves for estimated inventory obsolescence were $2,539 and $2,859 as of June 29, 2001 and September 29, 2000, respectively. Included in cost of sales are $164 and $517 of charges related to inventory obsolescence reserves for the three month periods ended June 29, 2001, and June 30, 2000, respectively and $568 and $2,250 for the nine month periods ended June 29, 2001 and June 30, 2000, respectively.

Note 3 - OTHER ASSETS

Included in other assets of $13,706 and $6,716 as of June 29, 2001 and September 29, 2000, respectively, are assets associated with equipment which had not been placed in service as of June 29, 2001 and September 29, 2000 in the amounts of $9,193 and $3,332, respectively.

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

                                                   Three Months Ended                       Nine Months Ended
                                          June 29, 2001        June 30, 2000       June 29, 2001         June 30, 2000
                                         ---------------      ---------------     ---------------       ---------------
Research and development                      $2,496               $1,454             $ 6,200               $ 6,128
Product engineering                            1,503                1,741               4,797                 4,846
                                              ------               ------             -------               -------
    Total expense                              3,999                3,195              10,997                10,974
Contract funding                                (569)                (961)             (2,711)               (2,930)
                                              ------               ------             -------               -------
    Research and development, net             $3,430               $2,234             $ 8,286               $ 8,044
                                              ======               ======             =======               =======

Note 5  Non-Recurring Charges

CRT Charges

During the third quarter of 2001, the Company made a decision to close its military CRT business. This business was a mature business, in which the customers have been converting to flat panel displays over the past few years. We have received last time buy orders from customers and anticipate shipping most of those orders in the fourth quarter and closing the business in the first quarter of fiscal 2002. As a result of this decision, the Company has recorded non-recurring charges of $1,209, including charges for excess inventory, severance related to workforce reductions of 29 employees and lease cancellation costs. The inventory charge of $826 has been recorded as cost of sales and the remaining charges of $383 for severance charges and lease termination costs has been recorded as non-recurring charges in the Consolidated Statements of Operations. Cash of $383 is expected to be used in connection with the severance and lease termination costs.

Military AMLCD Charges

In the fourth quarter of fiscal year 2000, the Company made a decision to exit its unprofitable business of supplying high performance, full-color AMLCD flat panel displays for military avionics. As a result of this decision, the Company recorded non-recurring charges of $12,963, including charges primarily for excess inventory, recognition of losses on contracts which will not be fulfilled and the expected losses to be incurred in fulfilling the existing contracts, impairment of fixed assets and workforce reductions of 27 people. Management has completed the fulfillment of existing contracts during the third quarter of fiscal year 2001. Other actions are expected to be completed by the end of fiscal year 2001. Cash of $5,151 was expected to be used in connection with the contractual liabilities and commitments and the severance benefits.

During the third quarter of 2001, the Company determined that $3,251 of the original $12,963 reserve was not required. The original estimates changed due to the unanticipated sale of inventory which had been fully reserved, the use of inventory to build warranty and replacement units which was higher than originally anticipated, and the cancellation of firm purchase commitments which were included in the original reserve. In addition, the original estimates changed due to higher than anticipated yields resulting in lower losses on contracts which were included in the original reserve and the payment or anticipated settlement of contractual liabilities and commitments which were lower than originally anticipated. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain in the third quarter of fiscal year 2001 of $ 2,178, which has been included in cost of sales and a non-recurring gain of $1,073, which has been included in non-recurring charges in the Consolidated Statements of Operations.

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

Flat Candle Charges

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

The non-recurring charges incurred affected the Company's financial position as follows:

                                                                 Other        Fixed   Accounts             Accrued          Other
                                                   Inventories   Assets      Assets  Receivable Goodwill Compensation    Liabilities
------------------------------------------------------------------------------------------------------------------------------------
1999 Original charge                                $   237     $   229     $    --     $    --     $   651     $   371     $    --
  Cash paid out                                          --          --          --          --          --        (128)         --
  Non-cash write-offs                                  (237)       (229)         --          --        (651)         --          --
                                                    -------     -------     -------     -------     -------     -------     -------
Balance as of September 24, 1999                         --          --          --          --          --         243          --
2000 Activity:
  Additional charges                                  4,701          --       1,444         200          --         405       6,413
  Cash paid out                                          --          --          --          --          --        (243)         --
  Non-cash write-offs                                (4,701)         --      (1,444)       (200)         --          --          --
                                                    -------     -------     -------     -------     -------     -------     -------
Balance as of September 29, 2000                         --          --          --          --          --         405       6,413

2001 Activity:
   Additional charges (adjustments)                     330          --        (100)         --          --         162      (1,893)
   Cash paid out                                         --          --          --          --          --        (220)       (387)
   Non-cash (write-offs) adjustments                   (330)         --         100          --          --          --      (1,150)
                                                    -------     -------     -------     -------     -------     -------     -------

Balance as of June 29, 2001                         $    --     $    --     $    --     $    --     $    --     $   347     $ 2,983
                                                    =======     =======     =======     =======     =======     =======     =======





During fiscal year 2001, the Company has paid cash of $607 related to contractual liabilities and severance. The remaining amounts are expected to be paid during the remainder of fiscal year 2001 through the second quarter of fiscal year 2002.

Note 6 - INCOME TAXES

The provision for income taxes has been recorded based upon the current estimate of the Company's annual effective tax rate. This rate differs from the federal statutory rate primarily because of the provision for state income taxes, permanent differences resulting from purchase accounting adjustments, research credits, changes in the valuation allowance and the effects of the Company's foreign tax rates.

Note 7 - NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 829 and 456 for the quarters ended June 29, 2001 and June 30, 2000, respectively, were used in the calculations of diluted earnings per share. Incremental shares of 944 and 353 for the nine month periods ended June 29, 2001 and June 30, 2000, respectively, were used in the calculations of diluted earnings per share.

Note 8 - COMPREHENSIVE INCOME

The comprehensive income was $3,167 and $2,194 for the quarters ended June 29, 2001 and June 30, 2000, respectively. The comprehensive income for the nine month periods ended June 29, 2001 and June 30, 2000 was $7,620 and $2,841, respectively.

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

                                                       3 months ended                    9 months ended
                                               June 29, 2001     June 30, 2000   June 29, 2001     June 30, 2000
----------------------------------------------------------------------------------------------------------------
Net sales to external customers (by segment):
  Medical                                          $  17,475        $  16,176       $  53,442         $  45,278
  Industrial                                          22,304           15,298          61,855            43,353
  Transportation                                      12,668           13,857          42,008            38,081
                                                   ---------        ---------       ---------         ---------
   Total sales                                     $  52,447        $  45,331       $ 157,305         $ 126,712
                                                   =========        =========       =========         =========

Operating income:
  Medical                                          $     502        $   1,364       $   3,574         $   2,087
  Industrial                                             331            1,432           3,212             2,956
  Transportation                                       3,185              656           8,465             1,712
  Non-recurring charges                                2,042                -           2,042              (200)
                                                   ---------        ---------       ---------         ---------
Total operating income                             $   6,060        $   3,452       $  17,293         $   6,555
                                                   =========        =========       =========         =========



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

Note 11 - DERIVATIVE INSTRUMENTS

Beginning in January 2001, the Company began using forward exchange contracts to hedge the fluctuations in the dollar value of its foreign currency accounts receivable and payable related to our Finnish operations. For the quarter ended June 29, 2001 the net gain on foreign exchange was $31 and for the nine months ended June 29, 2001 the net loss on foreign exchange was $16, both of which have been recorded as Foreign exchange, net in the Consolidated Statement of Operations. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The amounts recorded in the balance sheet approximate fair value due to the short duration of the contracts. The Company maintains open contracts of approximately $7,000.

Note 12 - FUTURE ACCOUNTING PRONOUCEMENTS

In June 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations", ("FAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("FAS142"). FAS141 eliminates the pooling of interests method of accounting. It is effective for all business combinations entered into after June 30, 2001. FAS142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under FAS142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill may be impaired. Upon adoption of FAS142, amortization of goodwill will cease. The effective date for FAS142 is for fiscal years beginning after December 15, 2001. The Company can elect to early adopt FAS142 in its first quarter of fiscal year 2002, but is not required to do so until the first quarter of fiscal year 2003. Upon adoption, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined when it will adopt FAS142 nor the impact that this standard will have on its results of operations or its financial position.

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

RESULTS OF OPERATIONS

     Sales

The Company's sales of $52.4 million in the third quarter of 2001 increased $7.1 million or 15.7% as compared to $45.3 million in the third quarter of 2000. The increase in sales was principally due to higher sales of $7.0 million and $1.3 million in the Industrial and Medical segments, which increased 45.8% and 8.0%, respectively, offset by a decrease in sales in the Transportation segment of $1.2 million or 8.6%. Industrial market sales increased due to higher volumes of sales to the desktop monitor and kiosk markets. Sales volumes in the Medical market increased primarily in the medical instrument and medical monitor markets. Transportation sales decreased primarily due to the Company's exit from the avionics AMLCD market and softness in these fuel dependent markets offset by an increase in volumes related to CRTs. The Company's revenue target is $210.0 million for 2001 and $230 million for 2002.

The Company's sales of $157.3 million in the first nine months of 2001 increased $30.6 million or 24.1% as compared to $126.7 million in the first nine months of 2000. The increase in sales was principally due to higher sales of $18.5 million, $8.2 million and $3.9 million in the Industrial, Medical and Transportation segments, which increased 42.7%, 18.0% and 10.3%, respectively. Industrial market sales increased due to higher volumes of sales to the gas pump, desktop monitor and kiosk markets. Sales volumes in the Medical market increased primarily in the medical instrument and medical monitor markets. Transportation sales increased primarily due to higher volume sales in the vehicle and avionics AMCLD markets.

International sales increased by 31.6% to $11.9 million in the third quarter of 2001 as compared to $9.0 million recorded in the same quarter the prior year. International sales for the first nine months of 2001 increased 59.6% to $38.4 million as compared to $24.0 million recorded in the comparable period a year ago. The increase in international sales was due primarily to increased sales in existing market segments, primarily medical monitors in the Company's foreign markets. As a percentage of total sales, international sales increased to 22.6% in the third quarter of 2001 as compared to 19.9% in same quarter for the prior year. For the first nine months of 2001, international sales, as a percentage of total sales, were 24.4% as compared to 19.0% in the first nine months of 2000. The increase in international sales as a percentage of total sales was mainly attributable to the overall increase in demand for our medical monitor products in Europe.

     Gross Profit

The Company's gross profit as a percentage of sales increased to 32.2% in the third quarter of 2001 from 27.8% in the third quarter of 2000. This increase was primarily due to a net gain of $1.4 million in non-recurring charges during the quarter (see additional discussion below in Non-recurring charges) and due to higher yields and volumes in our AMLCD, EL and CRT products, partially offset by a $750,000 charge for the anticipated settlement of an outstanding contractual dispute. For the first nine months of 2001, the Company's gross margin was 31.2% as compared to 26.8% in the same period in the prior year. This increase was largely attributable to $1.5 million of cost of sales charges related to streamlining of the product portfolio and continuing manufacturing issues associated with both the commercial and military avionics AMLCD products which were recorded in the first nine months of the prior year and a $750,000 charge for the anticipated settlement of an outstanding contractual dispute during the current quarter, offset by a net gain of $1.4 million in nonrecurring charges during the third quarter of 2001. In addition, higher yields in our AMLCD, EL and CRT products contributed to the increase in gross margins. For the remainder of 2001, the Company expects gross margins to be approximately 30%. For fiscal year 2002, we expect gross margins to be approximately 31%.

     Research and Development

Research and development expenses in the third quarter of 2001 increased $1.2 million or 53.5% to $3.4 million as compared to $2.2 million in the same quarter of the prior year. This increase was due primarily to the cancellation of a government research contract, which resulted in a charge of $686,000, and increased spending related to our new photonics program. For the first nine months of 2001, research and development expenses increased to $8.3 million from $8.0 million in the first nine months of the prior year. As a percentage of sales, research and development expenses increased to 6.5% in the third quarter of 2001 as compared to 4.9% in the same quarter of 2000. As a percentage of sales, research and development expenses declined to 5.3% in the first nine months of 2001 as compared to 6.3% in the same period of the prior year.

     Sales and Marketing

Sales and marketing expenses increased $1.1 million or 29.5% to $4.6 million in the third quarter of 2001 as compared to $3.6 million in the same quarter of the prior year. Sales and marketing expenses increased $2.8 million or 28.0% to $13.0 million in the first nine months of 2001 as compared to $10.2 million in the same period of the prior year. These increases were primarily due to the Company's strategic decision to reorganize by market segments, which resulted in increasing our investments in marketing. In addition, higher commissions on higher sales volumes contributed to the increase in sales and marketing expenses. Commission expenses were also higher due to the Company's decision to move to a direct sales force which resulted in payments to both the old distributors and the new direct sales force. As a percentage of sales, sales and marketing expenses increased to 8.8% in the third quarter of 2001 as compared to 7.9% in the same period of 2000. As a percentage of sales, sales and marketing expenses increased to 8.3% in the first nine months of 2001 as compared to 8.0% in the same period of the prior year.

     General and Administrative

General and administrative expenses increased $113,000 or 3.4% to $3.4 million in the third quarter of 2001 from $3.3 million in the same period from the prior year. General and administrative expenses increased $2.3 million or 25.6% to $11.2 million in the first nine months of 2001 from $8.9 million in the same period of the prior year. The increases in general and administrative expenses were primarily due to increased personnel costs and acquisition costs related to the AllBrite Technologies, Inc. acquisition. As a percentage of sales, general and administrative expenses decreased to 6.6% in the third quarter of 2001 from 7.4% in the same period from the prior year. For the first nine months of 2001, general and administrative expenses, as a percentage of sales, increased to 7.1% from 7.0% for the same period of the prior year.

     Total Operating Expenses

Total operating expenses increased $1.7 million or 18.3% to $10.8 million in the third quarter of 2001 from $9.1 million in the same period a year ago. For the first nine months of 2001, total operating expenses increased $4.5 million or 16.4% to $31.8 million from $27.3 million in the same period of the prior year. The Company believes that operating expenses will be approximately 20.0% of revenues in 2001 and approximately 19% in 2002. The Company will continue to increase its investment in sales and marketing and employee development in order to strengthen its focus on markets and customer intimacy.

  Non-recurring Charges

CRT Charges

During the third quarter of 2001, the Company made a decision to close its military CRT business. This business was a mature business, in which the customers have been converting to flat panel displays over the past few years. We have received last time buy orders from customers and anticipate shipping most of those orders in the fourth quarter and closing the business in the first quarter of fiscal 2002. As a result of this decision, The Company has recorded non-recurring charges of $1.2 million, including charges for excess inventory, severance related to workforce reductions of 29 employees and lease cancellation costs. The inventory charge of $826,000 has been recorded as cost of sales and the remaining charges of $383,000 for severance charges and lease termination costs has been recorded as non-recurring charges in the Consolidated Statements of Operations. Cash of $383,000 is expected to be used in connection with the severance and lease termination costs.

Military AMLCD Charges

In the fourth quarter of fiscal year 2000, the Company made a decision to exit its unprofitable business of supplying high performance, full-color AMLCD flat panel displays for military avionics. As a result of this decision, the Company recorded non-recurring charges of $13.0 million, including charges primarily for excess inventory, recognition of losses on contracts which will not be fulfilled and the expected losses to be incurred in fulfilling the existing contracts, impairment of fixed assets and workforce reductions of 27 people. Management has completed the fulfillment of existing contracts during the third quarter of fiscal year 2001. Other actions are expected to be completed by the end of fiscal year 2001. Cash of $5.2 million was expected to be used in connection with the contractual liabilities and commitments and the severance benefits.

During the third quarter of 2001, the Company determined that $3.3 million of the original $13.0 million reserve was not required. The original estimates changed due to the unanticipated sale of inventory which had been fully reserved, the use of inventory to build warranty and replacement units which was higher than originally anticipated, and the cancellation of firm purchase commitments which were included in the original reserve. In addition, the estimates changed due to higher than anticipated yields resulting in lower losses on contracts which were included in the original reserve and the payment or anticipated settlement of contractual liabilities and commitments which were lower than originally anticipated. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain in the third quarter of fiscal year 2001 of $ 2.2 million, which has been included in cost of sales and a non-recurring gain of $1.1 million, which has been included in non-recurring charges in the Consolidated Statements of Operations.

The Company has recorded $5.2 million of charges related to excess and obsolete inventory, which has been identified as a direct result of the decision to exit these product lines. The Company has also recognized the expected losses of $2.2 million to be incurred during the fulfillment of the existing contracts. Total non-recurring charges of $7.4 million have been recorded as cost of sales in the Consolidated Statements of Operations in the fourth quarter of fiscal 2000. The Company has also recorded a charge of $3.7 million for other contractual liabilities which relate to losses on contracts which will not be fulfilled, lease termination costs and other contractual liabilities. The Company has also recorded a charge of $1.2 million related to fixed asset impairment. The impairment loss is the carrying amount of the assets as the assets will be disposed of by abandonment when the contractual commitments are fulfilled. In addition, the Company has recorded severance charges of $405,000. Total charges of $5.4 million have been recorded as non-recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal 2000. The Company has recorded $200,000 of estimated bad debt expense for customers who will not pay their existing accounts receivable balances as a result of the Company's decision to exit these product lines. This amount has been recorded as general and administrative expense in the Consolidated Statements of Operations in the fourth quarter of fiscal 2000.

Flat Candle Charges

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

The exit of the Flat Candle business resulted in a charge of $1.1 million which included inventory charges of $237,000 related to the exit of certain products, $651,000 related to goodwill, $183,000 related to severance and $66,000 related to other assets and liabilities. The inventory charge of $237,000 was recorded as cost of sales and the remaining amount of $900,000 was recorded as non-recurring charges in the Consolidated Statements of Operations. During the second quarter of fiscal year 2000, the Company determined that a buyer could not be found. As a result, the remaining value of the assets was reduced to fair value and a charge of $200,000 was recorded as non-recurring charges in the Consolidated Statements of Operations in the second quarter of fiscal 2000. The assets were disposed of during fiscal year 2000.

The Company also has recorded additional severance charges of $188,000 related to headcount reductions. In addition, a charge of $163,000 was recorded related to prepaid royalties, which were impaired due to lower than expected future sales. The fair value of the asset was determined through the calculation of the net present value of discounted cash flows expected to be provided by the asset. These amounts were recorded as non-recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal 1999.

During fiscal year 2001, the Company has paid cash of $607,000 related to contractual liabilities and severance. The remaining amounts are expected to be paid during the remainder of fiscal year 2001 and through the second quarter of fiscal year 2002.

  Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. Net interest expense decreased from $278,000 in the first nine months of 2000 to $253,000 in the first nine months of 2001 due to lower interest expense on decreased borrowings and increased interest earned on higher cash and cash equivalent balances.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash accounts, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a gain of $31,000 in the third quarter of 2001, as compared to a gain of $117,000 in the third quarter of 2000. In the first nine months of 2001, foreign currency gains and losses amounted to a loss of $390,000 as compared to a gain of $1.1 million in the same period of the prior year. In the prior year the U.S. dollar was strengthening against the Finnish Markka which is the opposite of what occurred in the first quarter of the current year. Fluctuations in the exchange rate subsequent to January 1, 2001 are mitigated by the adoption of the Company's hedging strategy. The actual exchange rates at the end of September 1999 were 5.56, which increased to 6.23 at June 2000. The exchange rates decreased to 6.31 at the end of December 2000 from 6.73 at the end September 2000.

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

  Provision for Income Taxes

The Company's effective tax rate for the quarter ended June 29, 2001 was 33.4% and for the quarter ended June 30, 2000 was 25.5%. The Company believes that the effective tax rate for 2001 will be 33% and 35% for fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6.7 million in the first nine months of 2001 and net cash used in operating activities was $792,000 in the first nine months of 2000. The net cash provided by operations of $6.7 million in the first nine months of 2001 primarily related to the increase in net income, the increase in accrued compensation and depreciation and amortization offset by the increase in accounts receivable and the non-recurring charges.

Additions to plant and equipment were $7.8 million in the first nine months of 2001. The significant acquisitions during the first nine months of 2001 were purchases of equipment which has not yet been placed in service.

At June 29, 2001, the Company had two bank line of credit agreements with a total borrowing capacity of $20.0 million. As of both June 29, 2001 and September 29, 2000, borrowings outstanding under the credit lines were $0. Borrowings outstanding under the equipment financing loans were $14.2 million and $16.1 million as of June 29, 2001 and September 29, 2000, respectively. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company's working capital requirements for the foreseeable future.

FUTURE ACCOUNTING PRONOUNCEMENTS

In June 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations", ("FAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("FAS142"). FAS141 eliminates the pooling of interests method of accounting. It is effective for all business combinations entered into after June 30, 2001. FAS142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under FAS142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill may be impaired. Upon adoption of FAS142, amortization of goodwill will cease. The effective date for FAS142 is for fiscal years beginning after December 15, 2001. The Company can elect to early adopt FAS142 in its first quarter of fiscal year 2002, but is not required to do so until the first quarter of fiscal year 2003. Upon adoption, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined when it will adopt FAS142 nor the impact that this standard will have on its results of operations or its financial position.

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

The Finnish Markka is the functional currency of the Company's subsidiary in Finland. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintains open contracts of approximately $7.0 million. If rates shifted drastically, the Company believes it would not be materially impacted. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. dollar. If foreign exchange rates were to weaken against the U.S. dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements, including statements regarding the Company's expectations as to sales, gross margins, operating expenses and tax rate for fiscal 2001, that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans",

"believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the following: domestic and international business and economic conditions, changes in growth in the flat panel monitor industry, changes in customer demand or ordering patterns, changes in the competitive environment including pricing pressures or technological changes, continued success in technological advances, shortages of manufacturing capacities from our third party partners, final settlement of contractual liabilities, future production variables impacting excess inventory and other risk factors described below under "Outlook: Issues and Uncertainties". The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward- looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

                           Part II. OTHER INFORMATION

Item 2. Changes in Securities

(c) During the third fiscal quarter of 2001, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 2,380 shares of Common Stock was issued at exercise prices ranging from $2.50 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

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

A significant slowdown in the demand for our OEM customers' products would adversely affect our business.

We generally do not sell products to end users with the exception of our desktop monitor and medical monitor customers. Instead, we design and manufacture various display solutions that our Original Equipment Manufacturers (OEM) customers incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our OEM customers' products. Accordingly, we must identify industries that have significant growth potential and establish relationships with OEMs in those industries. Our failure to identify potential growth opportunities or establish relationships with OEMs in those industries would adversely affect our business. Our dependence on the success of the products of our OEM customers exposes us to a variety of risks, including the following:

 .    our ability to match our design and manufacturing capacity with customer demand and to maintain satisfactory delivery schedules;
 .    customer order patterns, changes in order mix and the level and timing of orders placed by customers that we can manufacture and ship in a quarter;
     and
 .    the cyclical nature of the industries and markets our customers serve.

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

Our exit from the military flat panel AMLCD and CRT business will reduce our revenues and may be more costly than we expect.

We announced in September 2000 that we were exiting the military flat panel AMLCD business and would not seek new military flat panel AMLCD supply contracts or contract extensions when the existing contracts expire in fiscal 2001. At that time, we recorded a non-recurring charge of approximately $13 million to cover excess inventory, expected losses on contracts which will not be fulfilled, expected losses on contracts that will be fulfilled, impairment of fixed assets and workforce reductions, all in connection with the decision to exit the military flat panel AMLCD business. In the third quarter of fiscal 2001, we also announced our intention to close our CRT business which resulted in a charge of $1.2 million. Our inability to satisfy our obligations under existing contracts could result in warranty obligations that exceed the amounts we have recorded, which would adversely affect our earnings. In addition, our decision to exit these businesses could impair our ability to continue to participate in the commercial avionics market, which would adversely affect our revenues and earnings.

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

We recently began selling flat panel AMLCD monitors in the desktop market. We generally have not sold our products in end-user markets and have entered into arrangements with a number of large computer retailers to market our desktop monitor products. The market for desktop monitors is highly competitive, subject to rapid price changes, subject to rapid technological change and subject to changes in consumer tastes and demand. Our failure to successfully monitor and control inventory levels or quickly respond to pricing changes, technological changes or changes in consumer tastes and demand could result in excess and obsolete inventories of our desktop monitor products which could adversely affect our business and operating results.

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

 .    tariffs, export control and duties;
 .    possible employee turnover or labor unrest;
 .    lack of developed infrastructure;
 .    the burdens and costs of compliance with a variety of foreign laws; and
 .    political or economic instability in certain parts of the world.

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

In addition to the variability resulting from the short-term nature of our customers' commitments, other factors contribute to significant periodic quarterly fluctuations in our results of operations. These factors include the following:

 .    the timing of orders;
 .    the volume of orders relative to our capacity;
 .    product introductions and market acceptance of new products or new generations of products;
 .    evolution in the life cycles of customers' products;
 .    timing of expenditures in anticipation of future orders;
 .    effectiveness in managing manufacturing processes;
 .    changes in cost and availability of labor and components;
 .    product mix;
 .    headcount reductions and other non-recurring charges;
 .    pricing and availability of competitive products and services; and
 .    changes or anticipated changes in economic conditions.

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

We believe that our continued success depends in part on protecting our proprietary technology. We rely on a combination of patent, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. We seek to protect certain of our technology under trade secret laws, which afford only limited protection. We face risks associated with our intellectual property, including the following:

 .    pending patent applications may not be issued;
 .    intellectual property laws may not protect our intellectual property rights;
 .    third parties may challenge, invalidate, or circumvent any patent issued to us;
 .    rights granted under patents issued to us may not provide competitive advantages to us;
 .    unauthorized parties may attempt to obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights; and
 .    others may independently develop similar technology or design around any patents issued to us.

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

The market price of our common stock has been subject to wide fluctuations. During the last twelve months, the closing market price of our stock has ranged from $12.00 to $32.875. The trading price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

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

In the past we have made, and in the future we may make, acquisitions of and investments in businesses, products and technologies that are intended to complement our business, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock, incur substantial debt, or assume contingent liabilities. Any acquisitions that we undertake, including our recent acquisition of AllBrite Technologies, Inc., could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results. Any such acquisitions also involve numerous risks, including the following:

 .    problems assimilating the purchased operations, technologies, or products
 .    unanticipated costs associated with the acquisition;
 .    diversion of management's attention from our core businesses;
 .    adverse effects on existing business relationships with suppliers and customers;
 .    risks associated with entering markets in which we have no or limited prior experience; and
 .    potential loss of key employees of purchased organizations.

We cannot assure you that we would be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could adversely affect our business and operating results.

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits: None

          (b) Reports on 8-K: The Company filed a report on Form 8-K on July 19, 2001 in which it was reported the financial results for the quarter ended June 29, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PLANAR SYSTEMS, INC.
                                           (Registrant)



DATE: August 13, 2001                      /s/ Steven J. Buhaly
                                           --------------------
                                           Steven J. Buhaly
                                           Vice President and
                                           Chief Financial Officer