Form 10-K405
period 2001-09-28
PLANAR SYSTEMS INC
filed 2001-12-21
CIK 722392

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended September 28, 2001    Commission File No 0-23018

                               -----------------

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

                               -----------------

       Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: Common Stock

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 13, 2001
Aggregate market value of the voting stock held by non-affiliates of the
  Registrant based upon the closing bid price of such stock:             $238,022,110
                                                                         ------------
Number of shares of Common Stock outstanding:                              12,547,291
                                                                         ------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on January 31, 2002, are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    Part I

Item 1.

                                   BUSINESS

   Planar Systems, Inc. (Planar) is a leading developer, manufacturer and marketer of high-performance electronic display systems. The Company's products include its proprietary electroluminescent (EL) flat-panel displays, active matrix liquid crystal displays (AMLCDs), and passive matrix liquid crystal display (PMLCD) products. These products are used in a wide variety of medical, industrial (process control, instrumentation), transportation, communications and other applications. The Company competes on a global basis with full development, manufacturing and marketing operations in both the United States and Europe. Major customers include Philips, Marconi, Datex Ohmeda, GE Medical, DataScope, Tokheim, Sun Microsystems, Kodak, Allen Bradley and Dell Computer Systems.

Industry Background

   The information display industry is undergoing significant changes as the proliferation and sophistication of microprocessors is increasing the volume of text, graphics and video information that is generated and displayed. At the same time, electronic systems are becoming smaller and more portable. Also, color displays are a rapidly growing part of the display industry. These trends are converging to drive a growing demand for color, high-performance, flat, lightweight, power-efficient displays that are capable of delivering high volumes of information. Although commodity CRTs dominate the overall information display market, they are bulky, fragile, and require substantial amounts of power to operate.

   There are several display technologies currently in development or commercially available, including various forms of liquid crystal, gas plasma and EL displays. The principal bases of competition among display suppliers are commercial availability, long life, price, performance, size, customer service, design flexibility, power usage and ruggedness.

   Passive Matrix LCD--PMLCDs modulate light (which is either reflected or transmitted) by applying a voltage to a liquid crystal material placed between two glass plates. These are typically monochrome displays.

   Active Matrix LCD--AMLCD screens incorporate the PMLCD technology plus add a transistor at every pixel location. This allows each pixel to be turned on and off independently which increases the image quality, response time and side-to-side viewing angle of the display. These are typically color displays.

   Gas Plasma--Gas plasma creates a visible image by ionizing a gas contained between two glass plates. The ionized gas emits an ultra-violet light, which excites phosphors and emit visible light. Gas plasma displays generally have higher power consumption requirements than other display technologies but may provide the most cost effective solution for large-sized displays. These displays are primarily used in industrial and entertainment applications.

   Electroluminescent--Planar's standard monochrome EL display technology is a solid state device with a thin-film luminescent layer sandwiched between transparent dielectric (insulator) layers and a matrix of row and column electrodes deposited on a single glass substrate. A circuit board, with control and drive components mounted within the same area as the viewing area on the glass panel, is connected to the back of the glass substrate using various interconnect technologies. The result is a flat, compact, reliable and rugged display device. When AC voltage is applied to a column and a row electrode, the phosphor thin film between them emits light that passes through the transparent electrode, through the glass face, and on to the viewer. Increasing the number of rows and columns, and thus the number of pixels in a given space, increases the clarity of the display to the viewer.

   Other--There is a wide diversity of new technologies constantly under development with the objective of competing in this market. Some of the more visible efforts include field emissions displays (FED), ferroelectric LCDs, organic light emitting diodes (OLEDs) and various forms of projection displays.

Markets

   The Company is currently serving the following core market segments:

   Medical--Displays are used in patient monitors and a range of diagnostic and therapeutic equipment, including defibrillators, anesthesia systems, ventilators, infusion pumps and blood analyzers. These medical applications typically require a wide viewing angle and clear, crisp images readable from across the room in varying light conditions. The Company also sells medical monitors to both OEMs for use in their systems and to some end-users such as hospitals and medical clinics. The Company believes that its displays provide superior display quality and reliability for crucial medical applications.

   Industrial--Displays are used in a wide range of manufacturing environments, including the gas pump industry, industrial computers, operator interfaces and machine control panels. The acquisition of AllBrite Technologies, Inc. in December 2000 provided the company with a significant position in the automated teller machine (ATM) and kiosk market. The reliability, ruggedness, wide operating temperature range and low susceptibility to electromagnetic interference of Planar displays permit the Company to deliver solutions to a range of problems in these difficult environments. The Company's displays are also used in a wide range of test and measurement products, including digital oscilloscopes, analyzers and telecommunications test equipment. The Company believes there is an increasing market demand for the Company's displays in smaller, more portable test equipment.

   Transportation--The Company's sales in this market formerly consisted primarily of high-performance CRTs sold to systems integrators for military cockpits and displays for commercial transportation applications. The Company closed its CRT business during fiscal 2001. This business did not have any future orders as the customers were moving to flat-panel display solutions. The Company had been in the military avionics AMLCD market, which it exited upon completion of existing contracts during fiscal 2001. Additionally, the Company sells processed EL display glass to systems suppliers for integration into various subsystems used in communications applications, tactical displays, avionics and shipboard command and control equipment.

   The pervasive use of microprocessors has increased the demand for higher information-content displays for space- constrained transportation applications. The Company has sold displays to customers for use in global positioning applications, long-haul trucks, off-road vehicle instruments, farm equipment, cockpit displays for trains, warehouse inventory management displays, forklift applications and railway car information systems.

   In addition to the core markets described above, Planar is serving the following emerging markets:

   Desktop Monitors--The Company introduced its first commercial products--a line of flat-panel desktop monitors--in October 2000. These Planar-branded monitors are available through the leading online retailers. Flat-panel monitors provide an alternative to larger, more bulky CRTs on the desktop.

   Photonics--The Company has deployed its proprietary Atomic Layer Deposition
(ALD) technology in markets outside displays, beginning with the manufacturing of thin-film filters for the fiber-optic telecommunications industry. ALD enables precise control of atom-thin layers of substances on glass, and the Company believes its unique capabilities will have demonstrable value in the marketplace.

Products

   The Company offers a variety of displays and display systems in a wide range of resolutions, formats, viewing areas and technologies. These can be classified in two primary product lines:

   Flat-Panel Displays--This product line includes monochrome EL and LCD, multi-color EL and full-color AMLCD displays. This is principally an OEM (original equipment manufacturer) component market in which the customers purchase displays to incorporate directly into their products or stand alone flat panel monitors to integrate into a system. In early fiscal 2001, the Company began selling a line of commercial flat-panel desktop monitors through selected retail channels.

   Value-added Display Solutions--To be able to better satisfy customers' display needs, the Company incorporates displays into systems and sub-systems that often include keyboards, touch input devices, local computing capability or special packaging. The Company differentiates its services through the development of close business relationships with its customers.

Research, Development and Product Engineering

   The Company believes that a significant level of investment in research, development and product engineering is required to maintain market leadership. Total expenses were $15.1 million, $14.3 million and $23.8 million for the fiscal years 2001, 2000, and 1999, respectively, for research, development, and product engineering. These expenses were partially offset by contract funding from both government agencies (in the United States and Finland) and private sector companies of $4.0 million, $3.8 million and $9.7 million in fiscal years 2001, 2000, and 1999, respectively. Research and development expenses of the Company are primarily related to advanced technology programs in active matrix electroluminescent (AMEL) technology, AMLCD and PMLCD technologies, organic light emitting diodes (OLEDs), new drive architectures and fundamental process improvements. Product engineering expenses are directly related to the design, prototyping and release to production of new Company products. Research, development and product engineering expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses and other costs associated with the Company's ongoing efforts to develop new products, processes and enhancements.

   Recent development efforts have been focused on both short-term and long-term programs designed to enhance the Company's product offerings and capabilities. These programs include the following:

   AMEL--This program is focused on the development of high resolution image sources for miniature display applications. Current development efforts are addressing higher resolution, improved performance, full-color, and lower manufacturing costs. Potential markets include medical, industrial and transportation.

   New Technology Development--As part of the Company's strategy, relationships are continuing to be established to explore various display technologies and their incorporation into the product line. Some of the projects being pursued include AMLCDs, fast PMLCDs, backlights, organic light emitting diodes (OLEDs) and other thin-film devices.

Manufacturing

   The Company operates EL manufacturing facilities in both the United States and Finland. These facilities produce a wide range of display sizes and types from 1" x 4" to 12" x 14" that can be manufactured with relatively minor changes to the basic equipment set-up. The Company's LCD facility, in the U.S., is also designed to produce a wide range of display sizes and types.

   The Company's manufacturing operations consist of the procurement and inspection of components, manufacture of the display component, final assembly of all components and extensive testing of finished products. The Company currently procures all of its raw materials from outside suppliers. This includes glass substrates, driver integrated circuits, electronic circuit assemblies, power supplies and high-density interconnects.

   Quality and reliability are emphasized in the design and manufacture of the Company's products. All of the Company's manufacturing facilities have active operator training/certification programs and regularly use advanced statistical process control techniques. The Company's products undergo thorough quality inspection and testing throughout the manufacturing process.

   The Company believes that worldwide quality standards are increasing and that many customers now want manufacturers to have ISO9001 certification. This certification requires that a company meet a set of criteria, established by an independent, international quality organization that measures the quality of systems, procedures and implementation in manufacturing, marketing and development of products and services. All of the Company's operating divisions have received and maintain their ISO9001 certification.

   In addition to its own manufacturing facilities, the Company has agreements with offshore manufacturers. A portion of the Company's custom liquid crystal display (LCD) products are manufactured in China and a portion of electroluminescent (EL) display assembly and testing is done in Indonesia. The Company also has an equity investment in a Taiwan-based company that manufactures stand-alone, flat-panel monitors for Planar.

Sales and Marketing

   The Company's products are distributed worldwide primarily through Company-employed sales personnel. In the United States, Planar has regional sales personnel in the Austin, Boston, Chicago, New York, Portland, Raleigh and San Diego metropolitan areas. In addition, there are four sales offices in Europe--Helsinki, London, Paris, and Munich. Each of these locations is staffed by a regional sales manager who has responsibility for OEM sales in a specific region. International sales are conducted through a combination of direct sales offices (Finland, Germany, France, and the United Kingdom), independent sales representatives and distributors.

   As of September 28, 2001, the Company's backlog of domestic and international orders aggregated approximately $44.8 million. The Company includes in its backlog all accepted contracts or purchase orders that are scheduled for delivery in the next six months. The Company believes that its backlog may be of limited utility in predicting future sales. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

Competition

   The market for information displays is highly competitive, and the Company expects this to continue. The Company believes that over time this competition will have the effect of reducing average selling prices of flat-panel displays. If the Company were unable to increase unit volumes or increase its value-added contribution to each unit, the Company's results of operations would be adversely impacted. In addition, the Company's ability to maintain gross margins will depend in part on its ability to provide additional value to its customers through peripheral devices and system integration and to reduce cost of sales in an amount sufficient to compensate for any decreases in commodity selling prices.

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

   The principal display competitors against which the Company competes include Sharp, Toshiba, Optrex, Seiko-Epson and Hitachi for LCDs; Sharp for EL; Sharp, DTI, Hitachi and NEC for AMLCDs. In addition, a significant number of Korean companies including Samsung, Hyundai and Goldstar have also made large investments in AMLCD technology. In the desktop monitor market, competitors also include Panasonic, Fujitsu, Samsung, Sony, ViewSonic and others.

   In its photonics business, the Company's competitors include Agere, Corning, JDS Uniphase and others, most of whom use ion-beam sputtering technology in the production of their thin-film filters.

Intellectual Property

   The Company relies on a combination of patents, trade secrets, trademarks, copyrights and other elements of intellectual property law, nondisclosure agreements and other measures to protect its proprietary rights. The Company currently owns or has license rights to over 50 patents and several more pending patent applications for its technologies. The expiration dates of the Company's existing patents range from 2001 to 2020. Features for which the Company has and is seeking patent protection include display glass design, materials, electronics addressing, control functions and process manufacturing.

   Within the agreements under which the Company receives research and development funding from government agencies, the funding entities retain certain rights with respect to technical data developed by the Company pursuant to funded research. Generally, these rights restrict the government's use of the specific data to governmental purposes, performed either directly or by third parties sub-licensed by the government. Rights under the Company's funding agreements with private sector companies vary significantly, with the Company and the third party each retaining certain intellectual property rights.

Employees

   As of September 28, 2001, the Company had 747 employees worldwide, 494 in the United States and 253 in Europe. Of these employees, 69 were engaged in marketing and sales, 91 in research, development and product engineering, 75 in finance and administration, and 512 in manufacturing and manufacturing support.

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

   The Company entered into a new lease in August 2001. This facility will be used for administrative office space, design engineering and associated lab and research and development activities. The facility is currently under construction and will be approximately 72,000 square feet. Construction is expected to be completed in June 2002.

   During 1994, the Company acquired a 21,000 square foot facility, with approximately 6,000 square feet of cleanroom, also located in Beaverton, Oregon. This facility is being used for research and development activities and production of miniature displays. Additionally, the Company has leased 17,000 square feet of an adjacent building.

   On September 26, 1997, the Company acquired Standish Industries, Inc. and its Lake Mills, Wisconsin, LCD manufacturing operation, which includes a 70,000 square foot facility with approximately 7,500 square feet of cleanroom.

   The Company has field sales offices in key U.S. metropolitan areas and four sales offices in Europe. The offices are located in the Austin, Boston, Chicago, New York, Portland, Raleigh, San Diego, Helsinki, London, Paris and Munich metropolitan areas. Lease commitments for these facilities are short term; typically six to twelve months. None of these sales offices has significant leasehold improvements nor are any planned.

   The Company believes that its facilities are adequate for its immediate and near-term requirements and does not anticipate the need for significant additional expansion in the near future.

Item 3. Legal Proceedings

   There are no pending, material legal proceedings to which the Company is a party or to which any of its property is subject.

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

                                                           High   Low
                                                          ------ ------
        Fiscal 2000
           First Quarter................................. $ 7.94 $ 5.25
           Second Quarter................................  16.69   7.25
           Third Quarter.................................  14.50   7.98
           Fourth Quarter................................  19.88  12.25

        Fiscal 2001
           First Quarter................................. $28.88 $14.88
           Second Quarter................................  32.69  12.44
           Third Quarter.................................  28.23  12.38
           Fourth Quarter................................  31.50  16.40

   During the quarter ended September 28, 2001, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 4,518 shares of Common Stock were issued at exercises prices ranging from $2.50 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

Item 6. Selected Financial Data

                                                            Fiscal year
                                          ----------------------------------------------
                                            2001     2000      1999      1998     1997
                                          -------- --------  --------  -------- --------
                                             (in thousands, except per share amounts)
Operations:
Sales.................................... $207,952 $174,551  $122,914  $129,015 $ 88,850
Gross profit.............................   64,828   40,659    33,175    40,252   28,488
Income (loss) from operations............   22,571   (2,160)   (3,151)   11,827   (1,396)
Net income (loss)........................   14,537      543    (5,125)    8,951      274
Net income (loss) per share (diluted).... $   1.13 $   0.05  $  (0.44) $   0.74 $   0.02

Balance Sheet:
Working capital.......................... $ 59,286 $ 50,296  $ 54,378  $ 51,520 $ 52,871
Assets...................................  136,200  128,175   111,771   118,629  114,196
Long-term liabilities....................   13,392   15,486    16,622     4,526    8,851
Shareholders' equity.....................   96,089   73,268    72,744    83,378   77,280

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

                             BUSINESS ACQUISITIONS

   In December 2000, the Company acquired AllBrite Technologies, Inc., by exchanging 941,823 shares of common stock of the Company for all of the outstanding capital stock of AllBrite. The acquisition qualified as a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, the fiscal 2000 prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of AllBrite as though it had been a part of the Company. The years prior to and including fiscal 1999 have not been restated as the impact on the results of operations, financial position and cash flows are not material.

   Prior to the acquisition, AllBrite's fiscal year ended on December 31. In recording the business combination, AllBrite's prior period financial statements have been restated to a year ended September 30, to conform to the Company's fiscal year-end and the Company's presentation.

                             RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Consolidated Financial Statements of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                      Fiscal year ended
                                                ---------------------------
                                                Sept. 28, Sept. 29, Sept. 24,
                                                  2001      2000      1999
                                                --------- --------- ---------
   Sales.......................................   100.0 %   100.0 %   100.0 %
   Cost of sales...............................    68.8      76.7      73.0
                                                  -----     -----     -----
      Gross profit.............................    31.2      23.3      27.0
   Operating expenses:
      Research and development, net............     5.3       6.0      11.4
      Sales and marketing......................     8.1       7.9       9.2
      General and administrative...............     7.2       7.4       7.9
      Non-recurring charges....................    (0.3)      3.2       1.0
                                                  -----     -----     -----
   Total operating expenses....................    20.3      24.5      29.5
                                                  -----     -----     -----
   Income (loss) from operations...............    10.9      (1.2)     (2.5)
   Non-operating income (expense):
      Interest, net............................    (0.2)     (0.2)     (0.2)
      Foreign exchange, net....................    (0.2)      1.2       1.3
      Other, net...............................      --        --      (4.4)
                                                  -----     -----     -----
   Net non-operating income (expense)..........    (0.4)      1.0      (3.3)
                                                  -----     -----     -----
   Income (loss) before income taxes...........    10.5      (0.2)     (5.8)
   Provision (benefit) for income taxes........     3.5      (0.5)     (1.6)
                                                  -----     -----     -----
      Net income (loss)........................     7.0%      0.3%     (4.2)%
                                                  =====     =====     =====

Sales

   The Company's sales of $208.0 million in 2001 increased $33.4 million or 19.1% as compared to sales of $174.6 million in 2000. The increase in sales was principally due to higher sales of $23.7 million and $9.4 million within the Industrial and Medical segments, which increased 39.9% and 15.3%, respectively. Sales in the Transportation segment were relatively flat year over year. Industrial market sales increased due to higher volumes of sales to the desktop monitor and kiosk markets. Sales volumes in the Medical market increased primarily in the medical instrument and medical monitor markets. The Transportation segment was the market most negatively impacted by the economic climate due to its dependency on fuel prices and the capital intensive nature of our customers' products. Sales to military customers in the Transportation segment were $29.9 million in 2001 which is a slight increase over fiscal 2000 sales. The Company's sales of $174.6 million in 2000 increased $51.6 million or 42.0% as compared to sales of $122.9 million in 1999. The increase in sales was principally due to higher sales of $23.9 million, $19.4 million and $8.4 million within the Transportation, Medical and Industrial segments, which increased 80.7%, 45.7% and 16.4%, respectively. Transportation sales increased primarily due to higher volume sales in both the vehicle and avionics AMLCD markets and also due to higher CRT sales volumes. Sales volumes in the Medical market increased primarily in the medical instrument and medical monitor markets. Industrial market sales increased due to higher volumes to the kiosk, wireless test, gas pump and industrial controls industries.

   International sales increased by 39.8% to $49.4 million in 2001 as compared to $35.4 million recorded in 2000, and increased 31.9% in 2000 from 1999 sales of $26.8 million. The increase in international sales was due primarily to increased sales in existing market segments in the Company's foreign markets, primarily medical monitors in the Company's foreign markets. As a percentage of total sales, international sales increased to 23.8% in 2001 and decreased to 20.3% in 2000 from 21.8% in 1999. The increase in international sales in 2001 as a percentage of total sales was mainly attributable to the overall increase in demand for our medical monitor products in Europe. In 2000, the decline in international sales as a percentage of total sales was mainly attributable to the higher sales volumes in 2000.

Gross Profit

   The Company's gross margin as a percentage of sales increased to 31.2% in 2001 from 23.3% in 2000. The increase was primarily due to $7.4 million of non-recurring charges, which were recorded in 2000 as compared to a non-recurring gain of $2.2 million in 2001. The Company also realized higher EL margins as yields improved, higher margins on our commercial AMLCD products due to increased volumes and higher margins on our CRT products due to higher yields and increased volumes. These increases were partially offset by lower margins on the LCD products due to lower volumes and lower gross margins on our desktop monitor products. The Company's gross margin as a percentage of sales decreased to 23.3% in 2000 from 27.0% in 1999. The decrease was primarily a result of the non-recurring charges of $7.4 million, or 4.2% of sales, which was recorded in the fourth quarter, continuing manufacturing problems associated with the military AMLCD products, lower EL margins associated with our new production facility and increased inventory reserves for the end-user products. These decreases were partially offset by better yields on the LCD products and higher margins and increased volumes of CRT and commercial AMLCD products.

Research and Development

   Research and development expenses of $11.1 million increased $605,000 or 5.8% from $10.5 million in the prior year. This increase was due primarily to increased spending related to our new photonics program. As a percentage of sales, research and development expenses decreased to 5.3% in 2001 from 6.0% in 2000. This decrease was primarily due to the increase in sales. Research and Development expenses of $10.5 million in 2000 decreased $3.5 million or 25.5% from $14.0 million in 1999. The decrease was due to lower development effort associated with both the commercial and military color AMLCD products and tighter cost controls. This decrease was partially offset by increases in research due to less contract funding of $5.9 million received in 2000.

Sales and Marketing

   Sales and marketing expenses increased $3.0 million or 21.5% to $16.9 million in 2001 from $13.9 million in 2000. This increase was primarily due to the Company's strategic decision to reorganize by market segments, which resulted in increasing our investments in marketing. In addition, higher commissions on higher sales volumes contributed to the increase in sales and marketing expenses. Commission expenses were also higher due to the Company's decision to move to a direct sales force, which resulted in payments to the old distributors and the new direct sales force. As a percentage of sales, sales and marketing expenses increased to 8.1% in 2001 as compared to 7.9% in 2000. Sales and marketing expenses increased $2.5 million or 22.4% to $13.9 million in 2000 from $11.4 million in 1999. The increase was due primarily to higher commissions being paid on the higher sales levels. As a percentage of sales, sales and marketing expenses decreased to 7.9% in 2000 as compared to 9.2% in 1999. This decrease was due to the sales increasing at a faster rate than the sales and marketing expenses.

General and Administrative

   General and administrative expenses increased $2.1 million or 16.2% to $15.0 million in 2001 from $12.9 million in 2000. The increases in general and administrative expenses were primarily due to increased personnel costs and acquisition costs related to the AllBrite Technologies, Inc. acquisition. As a percentage of sales, general and administrative expenses decreased to 7.2% in 2001 from 7.4% in 2000. General and administrative expenses were $12.9 million in 2000, an increase of $3.2 million or 33.0% from $9.7 million in 1999. The increase was primarily due to increased personnel costs and bad debt expenses. As a percentage of sales, general and administrative expenses decreased to 7.4% of sales in 2000 from 7.9% of sales in 1999. The decrease was due to higher sales volumes in 2000 as compared to 1999.

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

   In connection with the Company's acquisition of its Finland operation in January 1991, the Company exchanged Common Stock with a fair market value (based upon an independent valuation) equivalent to the value of the business acquired. Due to historical losses of this business and the expectation of future losses, the value of the Common Stock paid was less than the fair market value of the net assets acquired. This required the Company to write fixed assets down to zero and to record negative goodwill on its balance sheet for the remaining amount of the excess fair market value of the net assets acquired over the purchase price. Amortization of this negative goodwill has created a positive offset to operating expenses in the amount of $120,000 in fiscal 2001 and $476,000 per year in fiscal 2000 and 1999. Negative goodwill was being amortized over a ten-year period and is included in general and administrative expenses. The amount was fully amortized during fiscal 2001.

Non-recurring Charges

  CRT Charges

   During the third quarter of fiscal 2001, the Company made a decision to close its military CRT business. This business was a mature business, in which the customers have been converting to flat-panel displays over the past few years. The Company has received last time buy orders from customers and has shipped all of those orders in the fourth quarter. The Company will complete the closing of this business in the first quarter of fiscal 2002. As a result of this decision, the Company has recorded non-recurring charges of $1.2 million, including charges for excess inventory, severance related to workforce reductions of 29 employees and lease cancellation costs. The inventory charge of $826,000 has been recorded as cost of sales and the remaining charges of $383,000 for severance charges and lease termination costs have been recorded as non-recurring charges in the Consolidated Statements of Operations. Cash of $383,000 is expected to be used in connection with the severance and lease termination costs.

  Military AMLCD Charges

   In the fourth quarter of fiscal year 2000, the Company made a decision to exit its unprofitable business of supplying high performance, full-color AMLCD flat panel displays for military avionics. As a result of this decision, the Company recorded non-recurring charges of $13.0 million, including charges primarily for excess inventory, recognition of losses on contracts which will not be fulfilled and the expected losses to be incurred in fulfilling the existing contracts, impairment of fixed assets and workforce reductions of 27 people. Management has completed the fulfillment of existing contracts during the third quarter of fiscal year 2001. Other actions have substantially been completed by the end of fiscal year 2001. Cash of $168,000 is expected to be used in connection with the lease termination costs, which has not yet been paid.

   During the third quarter of fiscal year 2001, the Company determined that $3.3 million of the original $13.0 million reserve was not required. The original estimates changed due to the unanticipated sale of inventory which had been fully reserved, the use of inventory to build warranty and replacement units, which was higher than originally anticipated, and the cancellation of firm purchase commitments all of which were included in the original inventory reserves. In addition, the estimates changed due to higher than anticipated yields resulting in lower losses on contracts which were included in the original reserve and the payment or anticipated settlement of contractual liabilities and commitments, which were lower than originally anticipated. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain in the third quarter of fiscal year 2001 of $2.2 million, which has been included in cost of sales and an non-recurring gain of $1.1 million, which has been included in non-recurring charges in the Consolidated Statements of Operations.

   The Company has recorded $5.2 million of charges related to excess and obsolete inventory, which has been identified as a direct result of the decision to exit these product lines. The Company has also recognized expected losses of $2.2 million to be incurred during the fulfillment of the existing contracts. Total non-recurring charges of $7.4 million have been recorded as cost of sales in the Consolidated Statements of Operations in the fourth quarter of fiscal year 2000. The Company has also recorded a charge of $3.7 million for other contractual liabilities, which relate to losses on contracts which will not be fulfilled, lease termination costs and other contractual liabilities. The Company has also recorded a charge of $1.2 million related to fixed asset impairment. The impairment loss is the carrying amount of the assets as the assets will be disposed of by abandonment when the contractual commitments are fulfilled. In addition, the Company has recorded severance charges of $405,000. Total charges of $5.4 million have been recorded as non-recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal year 2000. The Company has recorded $200,000 of estimated bad debt expense for customers who will not pay their existing accounts receivable balances as a result of the Company's decision to exit these product lines. This amount has been recorded as general and administrative expense in the Consolidated Statement of Operations in the fourth quarter of fiscal year 2000.

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

   The exit of the Flat Candle business resulted in a charge of $1.1 million which included inventory charges of $237,000 related to the exit of certain products, $651,000 related to goodwill, $183,000 related to severance and $66,000 related to other assets and liabilities. The inventory charge of $237,000 was recorded as cost of sales and the remaining amount of $900,000 was recorded as non-recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal year 1999. During the second quarter of fiscal year 2000, the Company determined that a buyer could not be found. As a result, the remaining value of the assets was reduced to fair value and a charge of $200,000 was recorded as non-recurring charges in the Consolidated Statements of Operations in the second quarter of fiscal year 2000. The assets were disposed of during fiscal year 2000.

   The Company also recorded additional severance charges of $188,000 related to headcount reductions. In addition, a charge of $163,000 was recorded related to prepaid royalties, which were impaired due to lower than expected future sales. The fair value of the asset was determined through the calculation of the net present value of discounted cash flows expected to be provided by the asset. These amounts were recorded as non-recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal year 1999.

   During fiscal year 2001, the Company paid cash of $3.2 million related to contractual liabilities and severance. The remaining amounts are expected to be paid through the second quarter of fiscal year 2002.

Operating Expenses

   Operating expenses decreased $562,000 or 1.3% to $42.3 million in 2001 from $42.8 million in 2000. As a percentage of sales, operating expenses decreased to 20.3% in 2001 from 24.5% in 2000. Operating expenses increased $6.5 million or 17.9% to $42.8 million in 2000 from $36.3 million in 1999. As a percentage of sales, operating expenses decreased to 24.5% in 2000 from 29.5% in 1999.

Non-operating Income and Expense

   Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. Net interest expense increased to $376,000 in 2001 from $315,000 in 2000. This increase was due to lower cash balances earning interest offset by lower interest expense on decreased borrowings in 2001. Net interest expense increased to $315,000 in 2000 from net interest expense of $233,000 in 1999 due to lower cash balances earning interest income.

   On July 6, 1999, the Company acquired a 20% interest in dpiX Holding Company LLC, which owns 80.1% of dpiX LLC. The Company paid $5.0 million in cash for its interest in dpiX Holding Company LLC. dpiX LLC manufactures and sells amorphous silicon thin-film transistor arrays for use in x-ray digital detectors and liquid crystal displays. The investment was accounted for under the equity method of accounting. As part of the acquisition agreement, there was a disproportionate allocation of profit and losses where the Company recognized the first $5.0 million of losses incurred. The Company has written off the entire investment of $5.4 million, which included transaction costs of $395,000, in the fourth quarter of fiscal year 1999 based upon the actual losses incurred since the date of acquisition and the belief that the investment was other than temporarily impaired.

   Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash accounts, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a loss of $444,000 in 2001 and gains of $2.1 million in 2000 and $1.7 million in 1999. In the prior year the U.S. dollar was strengthening against the Finnish Markka which is the opposite of what occurred in the first quarter of the current year. Fluctuations in the exchange rate subsequent to January 1, 2001 were mitigated by the adoption of the Company's hedging strategy. The actual exchange rates at the end of September 1999 were 5.56, which increased to 6.73 at the end of September 2000. From the end of September 2000, the actual exchange rate decreased to 6.31 at the end December 2000.

   The Company currently realizes about one-fourth of its revenue outside the United States and expects this to continue in the future. Additionally, the functional currency of the Company's foreign subsidiary is the Euro which must be translated to U.S. Dollars for consolidation. Beginning January 1, 2001, the Company began hedging its Euro exposure with foreign exchange forward contracts. The Company believes that this hedging will mitigate the risks associated with foreign currency fluctuations.

Provision for Income Taxes

   The Company recorded a tax provision of $7.2 million in 2001, a tax benefit of $933,000 in 2000 and a tax benefit of $2.0 million in 1999. For fiscal 2001, the difference between the effective tax rate and the federal statutory tax rate was due to state income taxes, permanent differences resulting from purchase accounting adjustments, research credits, changes in the valuation allowance and the effects of the Company's foreign tax rates. For fiscal 2000 and 1999, the change in the effective tax rates was due to recognition of book losses in the United States compared to book income for the Company's Finland subsidiary. In 2000, the book loss in the United States was due primarily to the non-recurring charges. In addition, the Company realized a tax benefit related to a reduction in the valuation allowance related to the net operating loss carryforward. In 1999, the book loss in the United States was due primarily to the write-off of the dpiX investment and the non-recurring charges. As a result of the acquisition of the Company's Finland subsidiary in January 1991, the Company recognized a change in ownership for tax purposes that resulted in a limitation on the annual utilization of net operating loss carryforwards for United States tax purposes. In fiscal 2000 and 1999, the Company was subject to the $2.1 million annual limitation.

Net Income

   In 2001, net income was $14.5 million or $1.13 per diluted share. Net income for 2000 was $543,000 or $0.05 per diluted share. In 1999, the net loss was $5.1 million or $0.44 per diluted share.

                        QUARTERLY RESULTS OF OPERATIONS

   The table below presents unaudited consolidated financial results for each quarter in the two-year period ended September 28, 2001. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                                               Three months ended
                                   ---------------------------------------------------------------------------
                                   Sept. 28, June 29, March 30, Dec. 29, Sept. 29, June 30, March 31, Dec. 31,
                                     2001      2001     2001      2000     2000      2000     2000      1999
                                   --------- -------- --------- -------- --------- -------- --------- --------
                                                      (in thousands, except per share data)
Sales.............................  $50,647  $52,447   $54,463  $50,395   $47,839  $45,331   $41,950  $39,430
Gross profit......................   15,705   16,885    17,003   15,235     6,760   12,601    11,437    9,860
Income (loss) from operations.....    5,278    6,060     5,835    5,398    (8,715)   3,452     2,215      887
Net income (loss).................    3,402    3,956     3,865    3,314    (4,901)   2,582     1,963      898
Net income (loss) per share
  (diluted).......................  $  0.26  $  0.30   $  0.30  $  0.26   $ (0.42) $  0.21   $  0.16  $  0.08
Weighted average number of common
  shares outstanding (diluted)....   13,298   13,105    13,086   12,930    11,686   12,073    12,092   11,547

                        LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities was $16.4 million, $2.4 million and $6.0 million in fiscal years 2001, 2000 and 1999, respectively. The net cash provided by operations in 2001 was due primarily to the net income, depreciation and amortization and the changes in inventories and other current assets offset by the changes in accounts receivable, other current liabilities and deferred taxes. The net cash provided by operations in 2000 was due primarily to the non-recurring charges, the increase in other current liabilities and depreciation and amortization offset by the change in deferred taxes and the other balance sheet accounts. The net cash provided by operations in 1999 was primarily due to the loss on the dpiX investment and the non-recurring charges offset by the change in deferred taxes and other balance sheet accounts.

   Additions to plant and equipment were $13.0 million, $9.2 million and $5.0 million in 2001, 2000 and 1999, respectively. In 2001, the ERP systems in the U.S. were replaced. Additions and upgrades were also made to all of the manufacturing facilities. In 2000, significant additions were made related to the Company's new EL manufacturing facility in Hillsboro, Oregon, which began operating in the third quarter. Additions were also made related to the Wisconsin and Finland manufacturing facilities. The significant acquisitions during 1999 were purchases of equipment for the Wisconsin and Finland manufacturing operations.

   At September 28, 2001, the Company had two bank line of credit agreements with a total borrowing capacity of $20.0 million. As of both September 28, 2001 and September 29, 2000, borrowings outstanding under the credit lines were $0. Borrowings outstanding under the equipment financing lines were $13.7 million and

$16.1 million as of September 28, 2001 and September 29, 2000, respectively. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company's working capital requirements for the foreseeable future.

                       FUTURE ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations", ("FAS 141") and Statement of Financial Accounting Standards No. 142. "Goodwill and Other Intangible Assets", (FAS 142"). FAS 141 eliminates the pooling of interests method of accounting. It is effective for all business combinations entered into after June 30, 2001. FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill may be impaired. Upon adoption of FAS 142, amortization of goodwill will cease. The effective date for FAS 142 is for fiscal years beginning after December 15, 2001. The Company can elect to early adopt FAS 142 in its first quarter of fiscal 2002 and has elected to do so. Upon adoption, the Company will be required to perform a transitional goodwill impairment assessment. This assessment has not been completed and as such has not determined the impact this standard will have on its results of operations or its financial position.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", ("FAS 143"). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that this standard will have on its results of operations or its financial position.

   The FASB also issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("FAS 144"). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This new standard also supercedes certain aspects of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in the period incurred (rather than on the measurement date as required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment. This statement is required to be adopted for fiscal years beginning after December 15, 2001 and interim periods within that fiscal year. The Company has not yet determined what impact this statement will have on its results of operations or its financial position.

                          FORWARD-LOOKING STATEMENTS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the following: domestic and international business and economic conditions, changes in growth in the flat panel monitor industry, changes in customer demand or ordering patterns, changes in the competitive environment including pricing pressures or technological changes, continued success in technological advances, shortages of manufacturing capacities from our third party partners, final settlement of contractual liabilities, future production variables impacting excess inventory and other risk factors described below under "Outlook: Issues and Uncertainties''. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

   The market price of our common stock has been subject to wide fluctuations. During the last twelve months ended September 28, 2001, the closing market price of our stock has ranged from $12.38 to $32.69. The trading price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

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

   In the past we have made, and in the future we may make, acquisitions of and investments in businesses, products and technologies that are intended to complement our business, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock, incur substantial debt, or assume contingent liabilities. Any acquisitions that we undertake, including our recent acquisition of AllBrite Technologies, Inc., could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results. Any such acquisitions may also involve numerous risks, including the following:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

   The Euro is the functional currency of the Company's subsidiary in Finland. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintains open contracts of approximately $8.3 million. If rates shifted dramatically, the Company believes it would not be materially impacted. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 8. Financial Statements and Supplementary Data

                             PLANAR SYSTEMS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
   Independent Auditors' Report.........................................  25
   Consolidated Balance Sheets..........................................  26
   Consolidated Statements of Operations................................  27
   Consolidated Statements of Cash Flows................................  28
   Consolidated Statements of Shareholders' Equity......................  29
   Notes to Consolidated Financial Statements...........................  30

                         Independent Auditors' Report

The Board of Directors
Planar Systems, Inc. and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 28, 2001 and September 29, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 28, 2001 and September 29, 2000, and the results of their operations, and their cash flows for each of the years in the three-year period ended September 28, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
KPMG LLP

Portland, Oregon
October 29, 2001

                          CONSOLIDATED BALANCE SHEETS

                                                                                       Sept. 28,   Sept. 29,
                                                                                         2001        2000
                                                                                       ---------   ---------
                                                                                       (In thousands, except
                                                                                        per share amounts)
                                       ASSETS
Current assets:
   Cash and cash equivalents.......................................................... $ 22,007    $ 16,456
   Accounts receivable, net of allowance for doubtful accounts of $1,705 at 2001 and
     $3,146 at 2000 (Note 2)..........................................................   34,817      28,516
   Inventories........................................................................   23,192      29,728
   Other current assets (Note 8)......................................................    5,989      15,017
                                                                                       --------    --------
       Total current assets...........................................................   86,005      89,717
Property, plant and equipment, net (Note 5)...........................................   35,460      27,738
Goodwill..............................................................................    3,428       4,004
Other assets (Note 8).................................................................   11,307       6,716
                                                                                       --------    --------
                                                                                       $136,200    $128,175
                                                                                       ========    ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................... $  8,981    $ 15,318
   Accrued compensation...............................................................    7,096       4,870
   Current portion of long-term debt (Note 6).........................................    2,019       2.023
   Deferred revenue...................................................................      478       1,080
   Other current liabilities (Notes 7 and 8)..........................................    8,145      16,130
                                                                                       --------    --------
       Total current liabilities......................................................   26,719      39,421
Long-term debt, less current portion (Note 6).........................................   11,686      14,126
Other long-term liabilities (Note 8)..................................................    1,706       1,360
                                                                                       --------    --------
       Total liabilities..............................................................   40,111      54,907

Shareholders' equity:
   Preferred stock, $.01 par value. Authorized 10,000,000 shares, no shares issued at
     2001 or 2000.....................................................................       --          --
   Common stock, no par value. Authorized 30,000,000 shares; issued 12,533,823 and
     11,851,976 shares at 2001 and 2000, respectively.................................   87,803      79,296
   Retained earnings..................................................................   19,554       6,078
   Accumulated other comprehensive loss (Note 13).....................................  (11,268)    (12,106)
                                                                                       --------    --------
       Total shareholders' equity.....................................................   96,089      73,268
                                                                                       --------    --------
                                                                                       $136,200    $128,175
                                                                                       ========    ========

         See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Fiscal year ended
                                                  ----------------------------
                                                  Sept. 28, Sept. 29, Sept. 24,
                                                    2001      2000      1999
                                                  --------- --------- ---------
                                                    (In thousands, except per
                                                         share amounts)

Sales............................................ $207,952  $174,551  $122,914
Cost of sales....................................  143,124   133,892    89,739
                                                  --------  --------  --------
Gross profit.....................................   64,828    40,659    33,175

Operating expenses:
   Research and development, net.................   11,065    10,460    14,047
   Sales and marketing...........................   16,892    13,902    11,357
   General and administrative....................   14,954    12,867     9,671
   Non-recurring charges (Note 4)................     (654)    5,590     1,251
                                                  --------  --------  --------
       Total operating expenses..................   42,257    42,819    36,326
                                                  --------  --------  --------
Income (loss) from operations....................   22,571    (2,160)   (3,151)

Non-operating income (expense):
   Interest income...............................      810       859     1,341
   Interest expense..............................   (1,186)   (1,174)   (1,574)
   Foreign exchange, net.........................     (444)    2.085     1,658
   Loss on investment (Note 3)...................       --        --    (5,395)
                                                  --------  --------  --------
       Net non-operating income (expense)........     (820)    1,770    (3,970)
                                                  --------  --------  --------
Income (loss) before income taxes................   21,751      (390)   (7,121)
Provision (benefit) for income taxes (Note 8)....    7,214      (933)   (1,996)
                                                  --------  --------  --------
       Net income (loss)......................... $ 14,537  $    543  $ (5,125)
                                                  ========  ========  ========
Basic net income (loss) per share................ $   1.21  $   0.05  $  (0.44)
Average shares outstanding--basic................   11,980    11,557    11,596
Diluted net income (loss) per share.............. $   1.13  $   0.05  $  (0.44)
Average shares outstanding--diluted..............   12,859    12,037    11,596


         See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Fiscal year ended
                                                   ----------------------------
                                                   Sept. 28, Sept. 29, Sept. 24,
                                                     2001      2000      1999
                                                   --------- --------- ---------
                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................. $ 14,537   $   543  $ (5,125)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization..................    7,100     6,092     5,473
   Amortization of excess market value of
     acquired net assets over purchase price......     (120)     (476)     (476)
   Loss on investment.............................       --        --     5,395
   Non-recurring charges..........................   (2,006)   13,163     1,488
   Deferred taxes.................................   (3,883)   (6,240)   (3,497)
   Foreign exchange (gain) loss...................      444    (2,085)   (1,658)
   Tax benefit of stock options exercised.........    2,060       471        22
   (Increase) decrease in accounts receivable.....   (6,167)   (9,791)    1,504
   (Increase) decrease in inventories.............    6,326    (9,089)     (134)
   (Increase) decrease in other current assets....    5,404    (5,113)    3,367
   Increase (decrease) in accounts payable........   (2,639)    4,324     2,126
   Increase (decrease) in accrued compensation....    2,199       846      (447)
   Increase (decrease) in deferred revenue........     (624)      (59)      270
   Increase (decrease) in other current
     liabilities..................................   (6,226)    9,826    (2,350)
                                                   --------   -------  --------
Net cash provided by operating activities.........   16,405     2,412     5,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment...................  (13,005)   (9,201)   (4,958)
Investment in a business..........................   (1,533)       --    (5,395)
Increase in other long-term liabilities...........      310       717       593
Net sales (purchases) of short-term investments...       --     2,010    (2,010)
Net sales (purchases) of long-term investments....      351      (950)     (211)
                                                   --------   -------  --------
Net cash used by investing activities.............  (13,877)   (7,424)  (11,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) of long-term debt.........   (2,444)   (1,228)   13,356
Net proceeds from long-term accounts receivable...       --       583       120
Net proceeds from issuance of capital stock.......    6,447     3,501       912
Net payments under short-term debt................       --        --   (10,000)
Stock repurchase..................................   (1,061)     (439)   (3,382)
                                                   --------   -------  --------
Net cash provided by financing activities.........    2,942     2,417     1,006
Effect of exchange rate changes...................       81     1,147      (505)
                                                   --------   -------  --------
Net increase (decrease) in cash and cash
  equivalents.....................................    5,551    (1,448)   (5,522)
Cash and cash equivalents at beginning of period..   16,456    17,904    23,426
                                                   --------   -------  --------
Cash and cash equivalents at end of period........ $ 22,007   $16,456  $ 17,904
                                                   ========   =======  ========

Supplemental cash flow disclosure:
   Cash paid for interest......................... $  1,174   $ 1,172  $  1,172
   Cash paid for income taxes..................... $  3,595   $ 1,166  $  1,547

         See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                          Common Stock               Accumulated
                                                       -------------------              Other         Total
                                                                           Retained Comprehensive Shareholders'
                                                         Shares    Amount  Earnings Income (Loss)    Equity
                                                       ----------  ------- -------- ------------- -------------
                                                                 (In thousands, except share amounts)

BALANCE, SEPTEMBER 25, 1998........................... 11,729,349  $74,813 $14,481    $ (5,223)      $84,071
Components of comprehensive loss (Note 13):
   Net loss...........................................         --       --  (5,125)         --        (5,125)
   Currency translation adjustment....................         --       --      --      (3,061)       (3,061)
                                                                                                     -------
       Total comprehensive loss.......................                                                (8,186)
Proceeds from issuance of common stock................     79,166      912      --          --           912
Tax benefit from stock option exercises (Note 8)......         --       22      --          --            22
Stock repurchase......................................   (376,459)      --  (3,382)         --        (3,382)
                                                       ----------  ------- -------    --------       -------
BALANCE, SEPTEMBER 24, 1999........................... 11,432,056   75,747   5,974      (8,284)       73,437
Components of comprehensive loss (Note 13):
   Net income.........................................         --       --     543          --           543
   Currency translation adjustment....................         --       --      --      (4,031)       (4,031)
   Unrealized gain on investments.....................         --       --      --         209           209
                                                                                                     -------
       Total comprehensive loss.......................                                                (3,279)
Proceeds from issuance of common stock................    419,920    3,078      --          --         3,078
Tax benefit from stock option exercises (Note 8)......         --      471      --          --           471
Stock repurchase......................................         --       --    (439)         --          (439)
                                                       ----------  ------- -------    --------       -------
BALANCE, SEPTEMBER 29, 2000........................... 11,851,976   79,296   6,078     (12,106)       73,268
Components of comprehensive income (Note 13):
   Net income.........................................         --       --  14,537          --        14,537
   Currency translation adjustment....................         --       --      --         998           998
   Unrealized loss on investments.....................         --       --      --        (160)         (160)
                                                                                                     -------
       Total comprehensive income.....................                                                15,375
Proceeds from issuance of common stock................    730,172    6,447      --          --         6,447
Tax benefit from stock option exercises (Note 8)......         --    2,060      --          --         2,060
Stock repurchase......................................    (48,325)      --  (1,061)         --        (1,061)
                                                       ----------  ------- -------    --------       -------
BALANCE, SEPTEMBER 28, 2001........................... 12,533,823  $87,803 $19,554    $(11,268)      $96,089
                                                       ==========  ======= =======    ========       =======

         See accompanying notes to consolidated financial statements.

                             PLANAR SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     THREE YEARS ENDED SEPTEMBER 28, 2001
               (Dollars in thousands, except per share amounts)

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

Principles of consolidation

   The consolidated financial statements include the financial statements of Planar Systems, Inc. and its wholly-owned subsidiaries, Planar International Ltd., Planar Advance, Inc and AllBrite Technologies, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Fiscal year

   The Company's fiscal year ends on the last Friday in September. The last day of fiscal 2001, 2000 and 1999 was September 28, September 29 and September 24, respectively. Due to statutory requirements, Planar International's fiscal year-end is September 30. All references to a year in these notes are to the Company's fiscal year ended in the period stated which includes the fiscal year results of Planar International.

Use of estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results may differ from those estimates.

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

Investments

   Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are

                             PLANAR SYSTEMS, INC.

                     THREE YEARS ENDED SEPTEMBER 28, 2001
               (Dollars in thousands, except per share amounts)

carried at fair value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss. At September 28, 2001 and September 29, 2000, the Company had no investments that qualified as trading or held to maturity.

   As of September 28, 2001 and September 29, 2000, the Company's investments in debt and equity securities were classified as cash and cash equivalents. The investments are diversified among high credit quality securities in accordance with the Company's investment policy. As of September 28, 2001 and September 29, 2000, all debt securities were invested in either government securities or commercial paper. These securities have been reported at their fair market value, which equaled their historical cost. The contractual maturities of the investments as of September 28, 2001 and September 29, 2000 were less than three months.

Inventories

   Inventories are stated at the lower of cost (first-in, first-out method) or market, net of reserves for estimated inventory obsolescence based upon the Company's best estimate of future product demand. Inventories consist of:

                                                          2001    2000
                                                         ------- -------
       Raw materials.................................... $12,824 $15,793
       Work in process..................................   3,652   7,643
       Finished goods...................................   6,716   6,292
                                                         ------- -------
                                                         $23,192 $29,728
                                                         ======= =======

   Included in cost of sales are $734, $2,956 and $2,909 of charges related to inventory obsolescence reserves for the years ended September 28, 2001, September 29, 2000 and September 24, 1999, respectively. The Company has inventory reserves of $2,997 and $2,859 as of September 28, 2001 and September 29, 2000, respectively.

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

Other assets

   Included in other assets of $11,307 and $6,716 as of September 28, 2001 and September 29, 2000, respectively, are assets associated with equipment which had not been placed in service as of September 28, 2001 and September 29, 2000 in the amounts of $4,947 and $3,332, respectively.

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

                             PLANAR SYSTEMS, INC.

                     THREE YEARS ENDED SEPTEMBER 28, 2001
               (Dollars in thousands, except per share amounts)


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

                                                   2001     2000     1999
                                                  -------  -------  -------
Research and development expense................. $15,080  $14,309  $23,759
Contract funding.................................  (4,015)  (3,849)  (9,711)
                                                  -------  -------  -------
Research and development, net.................... $11,065  $10,460  $14,047
                                                  =======  =======  =======

Product warranty

   The Company provides a warranty for its products and establishes an allowance at the time of sale adequate to cover warranty costs during the warranty period. The warranty period is generally between twelve and fifteen months. This reserve is included in other current liabilities (Note 7).

Goodwill and excess fair market value of acquired net assets over purchase price

   Goodwill and the excess of fair market value of acquired net assets over purchase price are being amortized over a ten-year period using the straight-line method. Long-lived assets and intangibles are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Impairment exists when the carrying value of the asset is greater than the net undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset's book value will be written down to its fair value. Fair value is determined through quoted market values or through the calculation of the net present value of discounted future cash flows expected to be provided by the asset. Accumulated amortization was $2,290 and $1,714 as of September 28, 2001 and September 29, 2000, respectively.

Net income (loss) per share

   Basic net income (loss) per share was computed using the weighted average number of common shares outstanding during each period. Diluted net income
(loss) per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. Incremental shares of 879,000, 480,000 and 0 for the fiscal years ended September 28, 2001, September 29, 2000 and September 24, 1999, respectively, were used in the calculations of diluted earnings per share. In years in which a net loss is incurred, no common stock equivalents are included as they are antidilutive.

Financial instruments

   For short-term financial instruments, including cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued compensation, the carrying amount approximates the fair value because of

                             PLANAR SYSTEMS, INC.

                     THREE YEARS ENDED SEPTEMBER 28, 2001
               (Dollars in thousands, except per share amounts)

the immediate short-term nature of those instruments. The fair value of long-term debt is estimated based upon quoted market prices for similar instruments or by discounting expected cash flows at rates currently available to the Company for instruments with similar risks and maturities. The differences between the fair values and carrying amounts of the Company's financial instruments at September 28, 2001 and September 29, 2000 were not material.

Derivative instruments

   Beginning in January 2001, the Company began using forward exchange contracts to hedge the fluctuations in the dollar value of its foreign currency accounts receivable and payables related to our Finnish operations. In the year ended September 28, 2001, after beginning our hedging strategy, the net loss on foreign exchange was $70, which has been recorded as Foreign exchange, net in the Consolidated Statements of Operations. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The amounts recorded in the balance sheet approximate fair value due to the short duration of the contacts. The Company maintains open contracts of approximately $7,000.

Stock-based compensation plans

   The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

Future accounting pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations", ("FAS 141") and Statement of Financial Accounting Standards No. 142. "Goodwill and Other Intangible Assets", (FAS 142"). FAS 141 eliminates the pooling of interests method of accounting. It is effective for all business combinations entered into after June 30, 2001. FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill may be impaired. Upon adoption of FAS 142, amortization of goodwill will cease. The effective date for FAS 142 is for fiscal years beginning after December 15, 2001. The Company can elect to early adopt FAS 142 in its first quarter of fiscal 2002 and has elected to do so. Upon adoption, the Company will be required to perform a transitional goodwill impairment assessment. This assessment has not been completed and as such has not determined the impact this standard will have on its results of operations or its financial position.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", ("FAS 143"). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that this standard will have on its results of operations or its financial position.

   The FASB also issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("FAS 144"). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This new standard also supercedes certain aspects of Accounting Principles Board

                             PLANAR SYSTEMS, INC.

                     THREE YEARS ENDED SEPTEMBER 28, 2001
               (Dollars in thousands, except per share amounts)

Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in the period incurred (rather than on the measurement date as required by APB
30). In addition, more dispositions will qualify for discontinued operations treatment. This statement is required to be adopted for fiscal years beginning after December 15, 2001 and interim periods within that fiscal year. The Company has not yet determined what impact this statement will have on its results of operations or its financial position.

Reclassification

   Certain balances in the 2000 and 1999 financial statements have been reclassified to conform with 2001 presentations. Such reclassifications had no effect on results of operations or retained earnings.

NOTE 2 CONCENTRATION OF CREDIT RISK

   Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables and investments. The risk in trade accounts receivable is limited due to the credit worthiness of the companies comprising the Company's customer base and their dispersion across many different sectors of the electronics industry and geographies. The risk in investments is limited due to the credit worthiness of investees comprising the portfolio, the diversity of the portfolio and relative low risk of municipal securities. At September 28, 2001, the Company does not believe it had any significant credit risks.

NOTE 3 BUSINESS ACQUISITIONS

   In December 2000, the Company acquired AllBrite Technologies, Inc., by exchanging 941,823 shares of Common Stock of the Company for all of the outstanding capital stock of AllBrite. The acquisition qualified as a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board No. 16. Accordingly, the fiscal 2000 prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of AllBrite as though it had always been a part of the Company. Net income in fiscal 2000 increased $192 due to the business combination. The years prior to and including fiscal 1999 have not been restated as the impact on the results of operations, financial position and cash flows are not material.

   Prior to the acquisition, AllBrite's fiscal year ended on December 31. In recording the business combination, AllBrite's prior period financial statements have been restated to a year ended September 30, to conform with the Company's fiscal year-end and the Company's presentation.

   In October 2000, the Company acquired a 12.5% interest in TopVision Technologies, a Taiwanese manufacturing Company. TopVision manufactures and sells flat panel monitors. The Company paid $1,533 for its interest in TopVision. This investment has been accounted for using the cost method of accounting. During the year ended September 28, 2001, the Company purchased $ 18,499 of materials from TopVision.

   On July 6, 1999, the Company acquired a 20% interest in dpiX Holding Company LLC, which owns 80.1% of dpiX LLC. The Company paid $5,000 in cash for its interest in dpiX Holding Company LLC. dpiX LLC manufactures and sells amorphous silicon thin-film transistor arrays for use in x-ray digital detectors and liquid

                             PLANAR SYSTEMS, INC.

                     THREE YEARS ENDED SEPTEMBER 28, 2001
               (Dollars in thousands, except per share amounts)

crystal displays. The investment has been accounted for under the equity method of accounting. As part of the acquisition agreement, there is a disproportionate allocation of profit and losses where the Company recognizes the first $5,000 of losses incurred. The Company wrote off the entire investment of $5,395, which includes transaction costs of $395, in the fourth quarter of fiscal year 1999 based upon the actual losses incurred since the date of acquisition and the belief that the investment was other than temporarily impaired. This charge has been recorded in other non-operating expenses in the Consolidated Statement of Operations. During the years ended September 28, 2001, September 29, 2000 and September 24, 1999, the Company purchased $0, $11,906 and $4,462 of materials from dpiX LLC.

NOTE 4 NON-RECURRING CHARGES

CRT Charges

   During the third quarter of fiscal 2001, the Company made a decision to close its military CRT business. This business was a mature business, in which the customers have been converting to flat panel displays over the past few years. The Company has received last time buy orders from customers and has shipped all of those orders in the fourth quarter. The Company will complete the closing of this business in the first quarter of fiscal 2002. As a result of this decision, the Company has recorded non-recurring charges of $1.2 million, including charges for excess inventory, severance related to workforce reductions of 29 employees and lease cancellation costs. The inventory charge of $826,000 has been recorded as cost of sales and the remaining charges of $383,000 for severance charges and lease termination costs have been recorded as non-recurring charges in the Consolidated Statements of Operations. Cash of $383,000 is expected to be used in connection with the severance and lease termination costs.

Military AMLCD Charges

   In the fourth quarter of fiscal year 2000, the Company made a decision to exit its unprofitable business of supplying high performance, full-color AMLCD flat panel displays for military avionics. As a result of this decision, the Company recorded non-recurring charges of $13.0 million, including charges primarily for excess inventory, recognition of losses on contracts which will not be fulfilled and the expected losses to be incurred in fulfilling the existing contracts, impairment of fixed assets and workforce reductions of 27 people. Management has completed the fulfillment of existing contracts during the third quarter of fiscal year 2001. Other actions have substantially been completed by the end of fiscal year 2001. Cash of $168,000 is expected to be used in connection with the lease termination costs, which has not yet been paid.

   During the third quarter of fiscal year 2001, the Company determined that $3.3 million of the original $13.0 million reserve was not required. The original estimates changed due to the unanticipated sale of inventory which had been fully reserved, the use of inventory to build warranty and replacement units, which was higher than originally anticipated, and the cancellation of firm purchase commitments all of which were included in the original inventory reserves. In addition, the estimates changed due to higher than anticipated yields resulting in lower losses on contracts which were included in the original reserve and the payment or anticipated settlement of contractual liabilities and commitments, which were lower than originally anticipated. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain in the third quarter of fiscal year 2001 of $2.2 million, which has been included in cost of sales and an non-recurring gain of $1.1 million, which has been included in non-recurring charges in the Consolidated Statements of Operations.

                             PLANAR SYSTEMS, INC.

                     THREE YEARS ENDED SEPTEMBER 28, 2001
               (Dollars in thousands, except per share amounts)


   The Company has recorded $5.2 million of charges related to excess and obsolete inventory, which has been identified as a direct result of the decision to exit these product lines. The Company has also recognized expected losses of $2.2 million to be incurred during the fulfillment of the existing contracts. Total non-recurring charges of $7.4 million have been recorded as cost of sales in the Consolidated Statements of Operations in the fourth quarter of fiscal year 2000. The Company has also recorded a charge of $3.7 million for other contractual liabilities, which relate to losses on contracts which will not be fulfilled, lease termination costs and other contractual liabilities. The Company has also recorded a charge of $1.2 million related to fixed asset impairment. The impairment loss is the carrying amount of the assets as the assets will be disposed of by abandonment when the contractual commitments are fulfilled. In addition, the Company has recorded severance charges of $405,000. Total charges of $5.4 million have been recorded as non-recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal year 2000. The Company has recorded $200,000 of estimated bad debt expense for customers who will not pay their existing accounts receivable balances as a result of the Company's decision to exit these product lines. This amount has been recorded as general and administrative expense in the Consolidated Statement of Operations in the fourth quarter of fiscal year 2000.

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

   The exit of the Flat Candle business resulted in a charge of $1.1 million which included inventory charges of $237,000 related to the exit of certain products, $651,000 related to goodwill, $183,000 related to severance and $66,000 related to other assets and liabilities. The inventory charge of $237,000 was recorded as cost of sales and the remaining amount of $900,000 was recorded as non-recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal year 1999. During the second quarter of fiscal year 2000, the Company determined that a buyer could not be found. As a result, the remaining value of the assets was reduced to fair value and a charge of $200,000 was recorded as non-recurring charges in the Consolidated Statements of Operations in the second quarter of fiscal year 2000. The assets were disposed of during fiscal year 2000.

   The Company also recorded additional severance charges of $188,000 related to headcount reductions. In addition, a charge of $163,000 was recorded related to prepaid royalties, which were impaired due to lower than expected future sales. The fair value of the asset was determined through the calculation of the net present value of discounted cash flows expected to be provided by the asset. These amounts were recorded as non-recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal year 1999.

                             PLANAR SYSTEMS, INC.

                     THREE YEARS ENDED SEPTEMBER 28, 2001
               (Dollars in thousands, except per share amounts)


   The non-recurring charges incurred affected the Company's financial position as follows:

                                                     Other  Fixed     Accounts             Accrued        Other
                                        Inventories  Assets Assets   Receivable Goodwill Compensation  Liabilities
                                        -----------  ------ -------  ---------- -------- ------------  -----------
1999 Original charge...................     $   237  $ 229  $    --    $  --     $ 651          $ 371      $    --
  Cash paid out........................          --     --       --       --        --           (128)          --
  Non-cash write-offs..................        (237)  (229)      --       --      (651)            --           --
                                            -------  -----  -------    -----     -----          -----      -------
Balance as of September 24, 1999.......          --     --       --       --        --            243           --
2000 Activity:
  Additional charges...................       4,701     --    1,444      200        --            405        6,413
  Cash paid out........................          --     --       --       --        --           (243)          --
  Non-cash write-offs..................      (4,701)    --   (1,444)    (200)       --             --           --
                                            -------  -----  -------    -----     -----          -----      -------
Balance as of September 29, 2000.......          --     --       --       --        --            405        6,413
2001 Activity:
  Additional charges (adjustments).....         330     --     (100)      --        --            328       (2,023)
  Cash paid out........................          --     --       --       --        --           (336)      (2,844)
  Non-cash (write-offs) adjustments....        (330)    --      100       --        --             --       (1,150)
                                            -------  -----  -------    -----     -----          -----      -------
Balance as of September 29, 2000.......     $    --  $  --  $    --    $  --     $  --          $ 397      $   396
                                            =======  =====  =======    =====     =====          =====      =======

   During fiscal year 2001, the Company has paid cash of $3,180 related to contractual liabilities and severance. The remaining amounts are expected to be paid through the second quarter of fiscal year 2002.

NOTE 5 PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment, at cost, consists of:

                                                         2001      2000
                                                       --------  --------
     Land............................................. $    115  $    115
     Buildings........................................    3,731     3,731
     Machinery and equipment..........................   63,143    49,805
                                                       --------  --------
       Total property, plant and equipment............   67,049    53,651
     Less accumulated depreciation....................  (31,589)  (25,913)
                                                       --------  --------
       Net property, plant and equipment.............. $ 35,460  $ 27,738
                                                       ========  ========

NOTE 6 BORROWINGS

Line of credit

   The Company has two bank lines of credit, which allow for total borrowings up to $20,000. The lines bear interest at the Libor rate plus 100 or 125 basis points (3.63% or 3.88% at September 28, 2001) or the prime rate (6.0% at September 28, 2001) and are unsecured with a negative pledge on accounts receivable and inventories.

                             PLANAR SYSTEMS, INC.

                     THREE YEARS ENDED SEPTEMBER 28, 2001
               (Dollars in thousands, except per share amounts)

The agreements will expire in April and May 2002. There were $0 of borrowings outstanding on these lines as of both September 28, 2001 and September 29, 2000.

Long-term debt

   The Company has entered into credit facilities with financial institutions to finance equipment purchases. These loans are secured by the financed equipment and bear interest at an average rate of 6.4%. As of September 28, 2001 and September 29, 2000, the Company has $13,705 and $16,149 outstanding under these loans. Aggregate maturities over the next five years are $2,019 in 2002, $2,151 in 2003, $2,292 in 2004, $2,443 in 2005 and $1,528 in 2006. These
agreements expire at various dates through December 2008. Covenants under these agreements are not considered restrictive to normal operations.

NOTE 7 OTHER CURRENT LIABILITIES

   Other current liabilities consist of:

                                                                2001   2000
                                                               ------ -------
   Warranty reserve........................................... $2,203 $ 3,822
   Contractual liabilities and losses.........................  1,765   6,413
   Deferred income taxes......................................    162     197
   Income taxes payable.......................................     --   3,652
   Other......................................................  4,015   2,046
                                                               ------ -------
    Total..................................................... $8,145 $16,130
                                                               ====== =======

NOTE 8 INCOME TAXES

   The components of income (loss) before income taxes consist of the following:

                                                     2001    2000     1999
                                                    ------- -------  -------
  Domestic......................................... $19,332 $(3,835) $(8,958)
  Foreign..........................................   2,419   3,445    1,837
                                                    ------- -------  -------
  Total............................................ $21,751 $  (390) $(7,121)
                                                    ======= =======  =======

   The following table summarizes the provision for US federal, state and foreign taxes on income:

                                                      2001   2000     1999
                                                     ------ -------  -------
   Current:
    Federal......................................... $2,685 $ 3,500  $   176
    State...........................................    290     472      238
    Foreign.........................................    356   1,335    1,087
                                                     ------ -------  -------
                                                      3,331   5,307    1,501
   Deferred:
    Federal.........................................  3,252  (5,319)  (2,951)
    State...........................................    629    (704)    (350)
    Foreign.........................................      2    (217)    (196)
                                                     ------ -------  -------
                                                      3,883  (6,240)  (3,497)
                                                     ------ -------  -------
                                                     $7,214 $  (933) $(1,996)
                                                     ====== =======  =======

                             PLANAR SYSTEMS, INC.

                     THREE YEARS ENDED SEPTEMBER 28, 2001
               (Dollars in thousands, except per share amounts)


   The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                                            2001   2000    1999
                                                            ----  ------   -----
Computed statutory rate.................................... 35.0%  (34.0)% (34.0)%
State income taxes, net of federal tax benefits............  4.1    (4.5)    2.7
Effect of foreign tax rates................................ (0.7)     --     0.4
Permanent differences resulting from purchase accounting...  1.0    41.5     3.6
Change in valuation reserve................................ (3.2) (232.8)   (3.9)
Research credits........................................... (2.3)
Effect of change in tax rates.............................. (1.8)     --      --
Benefit of tax exempt interest earned...................... (0.6)   (1.8)   (0.1)
Other, net.................................................  1.7    (7.6)    3.3
                                                            ----  ------   -----
Effective tax rate......................................... 33.2% (239.2)% (28.0)%
                                                            ====  ======   =====

   The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 28, 2001 and September 29, 2000 were as follows:

                                                              2001     2000
                                                             -------  -------
 Deferred tax assets:
 Inventory valuation reserve................................ $ 1,884  $ 2,439
 Other reserves and liabilities.............................   2,211    3,455
 Non-recurring charges......................................   1,111    4,991
 Intangibles................................................     152      223
 Capital loss carryforwards.................................     415      405
 Net operating loss carryforwards...........................   1,615      543
 Foreign tax credits........................................   1,627    1,629
 Research credits...........................................     654       --
                                                             -------  -------
 Gross deferred tax assets..................................   9,669   13,685
 Valuation allowance........................................    (425)  (1,125)
                                                             -------  -------
    Deferred tax assets.....................................   9,244   12,560
 Deferred tax liabilities:
 Inventory valuation reserve................................    (162)    (197)
 Accumulated depreciation...................................    (969)    (394)
 Operating reserves.........................................     (82)     (55)
                                                             -------  -------
    Deferred tax liabilities................................  (1,213)    (646)
                                                             -------  -------
 Net deferred tax asset..................................... $ 8,031  $11,914
                                                             =======  =======

                             PLANAR SYSTEMS, INC.

                     THREE YEARS ENDED SEPTEMBER 28, 2001
               (Dollars in thousands, except per share amounts)


   The deferred tax assets and liabilities are recorded in the following balance sheet accounts:

                                                               2001    2000
                                                              ------  -------
  Other current assets....................................... $4,545  $10,904
  Other assets...............................................  3,730    1,207
  Other current liabilities..................................   (162)    (197)
  Other long-term liabilities................................    (82)      --
                                                              ------  -------
  Total...................................................... $8,031  $11,914
                                                              ======  =======

   During fiscal years 2001, 2000, and 1999 the Company recognized tax benefits of $2,060, $471, and $22, respectively, related to differences between financial and tax reporting of stock option transactions. This difference was credited to common stock.

   The Company has established a valuation allowance for certain deferred tax assets, including net operating loss and tax credit carryforwards. SFAS No. 109 requires that such a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. For fiscal year 2001 and 2000, the valuation reserve decreased by $700 and $1,202, respectively.

   At September 28, 2001, the Company had net operating loss carryforwards of approximately $4,090 available to reduce future federal taxable income. The carryforwards expire at various dates through 2020. Utilization of the carryforwards is subject to certain limitations due to the change in ownership of the Company, which occurred in conjunction with the acquisition of its Finland operation. As a result of the acquisition, utilization of available net operating loss carryforwards is limited to approximately $2,060 per year.

NOTE 9 SHAREHOLDERS' EQUITY

Preferred stock

   The Company is authorized to issue up to 10,000,000 shares of preferred stock at $.01 par value. At September 28, 2001, no shares of preferred stock have been issued; however, 200,000 shares of Series D Junior Participating Preferred Stock have been reserved for issuance in connection with the Company's Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

Stock options

   In fiscal 1994, the Company adopted the 1993 Stock Incentive Plan, which provides for the granting of options to buy shares of Common Stock. These options are intended to either qualify as "incentive stock options" under the Internal Revenue Code or "non-qualified stock options" not intended to qualify. There are 800,000 shares reserved under the 1993 Stock Incentive Plan. Under the 1993 plan, options issued prior to fiscal 2000 generally become exercisable 25% one year after grant and 6.25% per quarter thereafter, and expire ten years after grant. Options issued after the beginning of fiscal 2000 generally become exercisable 25% each six months after grant, and expire 4 years after grant. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. The Company reserved 2,100,000 shares of common stock for issuance under this plan. During fiscal 1999, the Company adopted the 1999 Non Qualified Stock Option Plan with the same provisions and guidelines as the aforementioned 1993 plan. The

                             PLANAR SYSTEMS, INC.

                     THREE YEARS ENDED SEPTEMBER 28, 2001
               (Dollars in thousands, except per share amounts)

Company reserved 900,000 shares of common stock for issuance under this plan. The option price under all plans is the fair market value as of the date of the grant. Total shares reserved under these plans are 3,800,000 shares.

   The Company also adopted a 1993 stock option plan for Nonemployee Directors that provides an automatic annual grant to each outside director of the Company. Total annual grants under this plan cannot exceed 60,000 shares per year.

   Information regarding these option plans is as follows:

                                                            Number of  Weighted Average
                                                             Shares     Option Prices
                                                            ---------  ----------------
Options outstanding at September 25, 1998.................. 1,535,164       $10.92
  Granted..................................................   818,350         6.39
  Exercised................................................   (38,614)        3.59
  Canceled.................................................   (92,220)        9.67
                                                            ---------       ------
Options outstanding at September 24, 1999.................. 2,222,680         9.04
  Granted..................................................   512,799         9.80
  Exercised................................................  (353,637)        6.26
  Canceled.................................................  (190,052)       10.60
                                                            ---------       ------
Options outstanding at September 29, 2000.................. 2,191,790         9.55
  Granted..................................................   615,130        21.59
  Exercised................................................  (576,885)        9.91
  Canceled.................................................  (181,290)       11.96
                                                            ---------       ------
Options outstanding at September 28, 2001.................. 2,048,745        13.28
                                                            ---------

Exercisable at September 28, 2001.......................... 1,212,821
                                                            =========

Statement of Financial Accounting Standards No. 123

   During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which defines a fair value based method of accounting for an employee stock option or similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. The Company has computed, for pro forma disclosure purposes, the value of all options granted during 2001, 2000, and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

                                                             2001  2000  1999
                                                             ----  ----  ----
 Risk free interest rate....................................  5.1%  6.0%  6.0%
 Expected dividend yield....................................   --    --    --
 Expected lives (in years)..................................  4.1   4.2   4.2
 Expected volatility........................................ 76.6% 89.4% 65.5%

   Using the Black-Scholes methodology, the total value of options granted during fiscal 2001, 2000 and 1999 was $8,736, $3,091, and $3,335, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during fiscal 2001, 2000 and 1999 was $13.25 per share, $9.80 per share, and $6.39 per share, respectively. If the Company accounted for its

                             PLANAR SYSTEMS, INC.

                     THREE YEARS ENDED SEPTEMBER 28, 2001
               (Dollars in thousands, except per share amounts)

stock based compensation plans in accordance with SFAS No 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

                                                2001             2000             1999
                                          ---------------- ---------------  ----------------
                                             As      Pro      As     Pro       As      Pro
                                          Reported  Forma  Reported Forma   Reported  Forma
                                          -------- ------- -------- ------  -------- -------
Net income (loss)........................ $14,537  $11,399  $ 543   $ (860) $(5,125) $(6,896)
Net income (loss) per share (diluted).... $  1.13  $  0.89  $0.05   $(0.07) $ (0.44) $ (0.59)

   The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

   The following table summarizes information about stock options and grants outstanding at September 28, 2001:

                                                Options Outstanding        Options Exercisable
                                          -------------------------------- --------------------
                                           Weighted   Average of  Weighted  Number of  Weighted
                                            Number     Remaining  Average    Shares    Average
                                          Outstanding Contractual Exercise Exercisable Exercise
Range of Exercise Prices                  at 9/28/01     Life      Price   at 9/28/01   Price
------------------------                  ----------- ----------- -------- ----------- --------
$2.50-$2.50..............................     30,415      0.6        2.50      30,415     2.50
$4.25-$6.06..............................     57,758      7.3        5.84      26,821     5.58
$6.38-$9.50..............................    704,163      6.6        7.30     466,746     7.54
$9.88-$14.81.............................    536,597      5.7       12.43     504,879    12.45
$15.56-$22.60............................    481,309      5.4       18.53     104,153    17.75
$23.38-$31.50............................    238,503      5.6       25.75      79,695    27.19
                                           ---------      ---      ------   ---------   ------
$2.50-$31.50.............................  2,048,745      5.9      $13.28   1,212,821   $11.58
                                           =========      ===      ======   =========   ======

Performance restricted stock

   The 1996 Stock Incentive Plan provides for the issuance of restricted stock to employees. The shares issued vest over a two to five year period, based on the attainment of specified performance measures or the passage of time. In the event the performance measures are not met, any unvested shares would vest at the end of ten years. Data relative to shares awarded is presented below:

                                                            2001 2000   1999
                                                            ---- ---- --------
  Number of shares awarded.................................   --   --  142,400
  Fair value of restricted stock...........................
  granted during the year.................................. $ -- $ -- $  1,061

Employee Stock Purchase Plan

   In fiscal 1995, the Company adopted the 1994 Employee Stock Purchase Plan, which provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company's Common Stock at 85 percent of the fair market value at specific dates. At September 28, 2001, 85,823 shares remain available for purchase through the plan and there were 747 employees eligible to participate in the plan, of which 222, or 29.7%, were participants. Employees purchased 46,885 shares, at an average price of $10.44 per share during the year. Total receipts to the Company were $490. Since the plan is noncompensatory, no charges to operations have been recorded.

                             PLANAR SYSTEMS, INC.

                     THREE YEARS ENDED SEPTEMBER 28, 2001
               (Dollars in thousands, except per share amounts)


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

   At September 28, 2001, the minimum annual operating lease payments are:

     Fiscal year
     ending in September
     -------------------
     2002....................................................... $    2,570
     2003.......................................................      3,297
     2004.......................................................      2,964
     2005.......................................................      2,929
     2006.......................................................      2,923
     Thereafter.................................................     12,134
                                                                 ----------
                                                                 $   26,817
                                                                 ==========

   Total rent expense was $2,667, $2,438, and $2,268 for the years ended September 28, 2001, September 29, 2000, and September 24, 1999, respectively.

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

                             PLANAR SYSTEMS, INC.

                     THREE YEARS ENDED SEPTEMBER 28, 2001
               (Dollars in thousands, except per share amounts)


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

                                                  2001     2000      1999
                                                -------- --------  --------
Net sales to external customers (by segment):
 Medical....................................... $ 71,135 $ 61,690  $ 42,326
 Industrial....................................   82,996   59,345    50,979
 Transportation................................   53,821   53,516    29,609
                                                -------- --------  --------
   Total sales................................. $207,952 $174,551  $122,914
                                                ======== ========  ========
Net sales to external customers (by geography):
 United States................................. $158,515 $139,196  $ 96,104
 Other.........................................   49,437   35,355    26,810
                                                -------- --------  --------
   Total sales................................. $207,952 $174,551  $122,914
                                                ======== ========  ========
Operating income (loss):
 Medical....................................... $  4,132 $  2,816  $   (871)
 Industrial....................................    3,593    4,115     1,382
 Transportation................................   12,840    4,072    (2,174)
 Non-recurring charges.........................    2,006  (13,163)   (1,488)
                                                -------- --------  --------
Total operating income (loss).................. $ 22,571 $ (2,160) $  3,151
                                                ======== ========  ========

   Certain facility, information systems and other expenses are incurred by Corporate and allocated to the segments based on a percentage of sales. The assets and related capital expenditures of the Company are not reported by segment. Property, plant and equipment by geography is as follows:

                                                             2001    2000
                                                            ------- -------
US......................................................... $29,900 $23,557
Europe.....................................................   5,560   4,181
                                                            ------- -------
Total Assets............................................... $35,460 $27,738
                                                            ======= =======

NOTE 12 401(K) AND PROFIT SHARING

   All employees in North America over 21 years of age who have completed at least three months of service are eligible to participate in the 401(k) savings and profit sharing plan. Employees can contribute up to 15% of their gross pay subject to statutory maximums. The Company matches 55% of the first 10% of each participating employee's contributions, also subject to statutory maximums. Employer contributions vest over four years. The 401(k) plan expense amounted to $965, $1,063, and $873 for the years ended September 28, 2001, September 29, 2000 and September 24, 1999, respectively.

                             PLANAR SYSTEMS, INC.

                     THREE YEARS ENDED SEPTEMBER 28, 2001
               (Dollars in thousands, except per share amounts)


NOTE 13 COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) and its components has no impact on the Company's net income (loss) or total shareholders' equity. Comprehensive income
(loss) and its components were as follows:

                                                                                   2001     2000     1999
                                                                                  -------  -------  -------
Net income (loss) (net of tax of $7,214, $(933), and $(1,996), respectively)..... $14,537  $   543  $(5,125)
Other comprehensive income (loss):
   Currency translation adjustment (net of tax of $492, $(1,646), and $(1,175),
     respectively)...............................................................     998   (4,031)  (3,061)
   Unrealized gain (loss) on available for sale securities (net of tax of $(79),
     $85, and $0, respectively)..................................................    (160)     209       --
                                                                                  -------  -------  -------
Total comprehensive income (loss)................................................ $15,375  $(3,279) $(8,186)
                                                                                  =======  =======  =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   Part III

Item 10. Directors and Executive Officers of Planar Systems, Inc.

   The information set forth under the captions "Election of Directors", "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 31, 2002, is incorporated by reference into this Report.

Item 11. Executive Compensation

   The information set forth under the caption "Executive Compensation" appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 31, 2002, is incorporated by reference into this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information set forth under the caption "Stock Owned by Management and Principal Shareholders" appearing in of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 31, 2002, is incorporated by reference into this Report.

Item 13. Certain Relationships and Related Transactions

   The information set forth under the caption "Certain Relationships and Related Transactions" appearing in of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 31, 2002, is incorporated by reference into this Report.

                                    Part IV

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

   (a)(3) Exhibits

Exhibit
Number  Title
------  -----------------------------------------------------------------------------------------------
  3.1   Second Restated Articles of Incorporation of Planar Systems, Inc. (1)
  3.2   Second Restated Bylaws of Planar Systems, Inc. (11)
  3.3   Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (2)
  4.1   Specimen stock certificate (1)
  4.4   Rights Agreement dated as of February 1, 1996 between Planar Systems, Inc. and First Interstate
        Bank of Oregon, N.A. (3)
 10.1   Form of Indemnity Agreement between Planar Systems, Inc. and each of its executive officers and directors (1)*

Exhibit
Number  Title
------  -------------------------------------------------------------------------------------------------
 10.2   Amended and Restated 1983 Incentive Stock Option Plan (1)*
 10.3   1993 Stock Option Plan for Nonemployee Directors (1)*
 10.4   1993 Incentive Stock Option Plan (1)*
 10.5   1994 Employee Stock Purchase Plan (4)*
 10.6   Lease agreement dated as of September 30, 1993 between Science Park Limited Partnership I and
        Planar System Inc. (1)
 10.7   Lease agreement dated as of May 20, 1998 between Metra Corporation and Planar International, Ltd
        (English translation) (8)
 10.8   Lease agreement dated as of August 26, 1994 between Tektronix, Inc. and Planar Systems, Inc. (5)
 10.9   Asset Purchase Agreement dated August 26, 1994 between Tektronix, Inc. and Tektronix Federal
        Systems, Inc. and Planar Systems, Inc and Planar Advance (5)
 10.10  Stock Purchase Agreement dated August 25, 1997 by and among Planar Systems, Inc., Standish
        Industries, Inc., Standish International, Inc., Charles P. Hoke, Elizabeth A. Hoke and William R.
        Steinmetz, Trustee of the Steven Hoke Management Trust, the Catherine Hoke Management Trust,
        the Lauren Hoke Management Trust and the Charles D. Hoke Management Trust (`the Agreement")
        (certain schedules to the Agreement and its exhibits are omitted) (6)
 10.11  Amendment to Stock Purchase Agreement dated August 26, 1997 (6)
 10.12  1996 Stock Incentive Plan (7)*
 10.13  Lease agreement dated May 30, 1997 between Pacific Realty Associates, L.P. and Planar America,
        Inc. (7)
 10.14  Agreement and Plan of Merger dated as of May 13, 1999 by and among dpiX, Inc., Xerox
        Corporation and New dpiX LLC (9)
 10.15  Credit Agreement between Planar Systems, Inc. and Norwest Bank Wisconsin, National Association
        dated July 29, 1999 (10)
 10.16  Employment Agreement between Planar Systems, Inc. and James M. Hurd dated as of April 30, 1999
        (10)*
 10.17  Planar Systems, Inc. Nonqualified Stock Option Agreement between Planar Systems, Inc. and
        William D. Walker dated as of May 13, 1999 (10)*
 10.18  Executive Employment Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 24, 1999 (11)*
 10.19  Restricted Stock Award Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 24, 1999 (11)*
 10.20  Nonqualified Stock Option Agreement between Planar Systems, Inc. and Balakrishnan
        Krishnamurthy dated as of September 27, 1999 (11)*
 10.21  Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999 (11)*
 10.22  Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999 (11)*
 10.23  Planar Systems, Inc. 1999 Nonqualified Stock Option Plan (11)*
 10.24  Planar Systems, Inc. Deferred Compensation Plan (11)*
 10.25  Agreement and Plan of Merger dated as of December 4, 2000 by and among Planar Systems, Inc.,
        AllBrite Technologies, Inc., Corona Acquisition Corporation and certain Shareholders of AllBrite
        Technologies, Inc. (12)
 10.26  First Amendment to Agreement and Plan of Merger dated as of December 11, 2000 by and among
        Planar Systems, Inc., AllBrite Technologies, Inc., Corona Acquisition Corporation and certain
        Shareholders of AllBrite Technologies, Inc. (12)
 10.27  Shareholders Agreement dated as of December 4, 2000 by and among Planar Systems, Inc., AllBrite
        Technologies, Inc. and the Shareholders of AllBrite Technologies, Inc. (12)
 10.28  Amendment to Executive Employment Agreement between Planar Systems, Inc. and Balakrishnan
        Krishnamurthy dated as of September 26, 2000 (13)*

Exhibit
Number  Title
------  -----------------------------------------------------------------------------------------------
 10.29  Form of Change in Control Agreement between Planar Systems, Inc. and certain executive officers dated as of September 26, 2000 (13)*
 10.30  Lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc.
 10.31  Addendum to lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems,
        Inc.
 21     Subsidiaries of Planar Systems, Inc.
 23     Consent of KPMG LLP
 24     Power of Attorney (included on Signature Page)

--------
 (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.
 (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 27, 1996.
 (3) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 21, 1996.
 (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1994.
 (5) Incorporated by reference to the Company's Current Report on Form 8-K filed as of September 12, 1994.
 (6) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 10, 1997.
 (7) Incorporated by reference to the Company's Annual report on form 10-K for the year ended September 26, 1997.
 (8) Incorporated by reference to the Company's Annual report on form 10-K for the year ended September 25, 1998.
 (9) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 20, 1999
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1999.
(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 24, 1999.
(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on January 8, 2001.
(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 2000.
  * This exhibit constitutes a management contract or compensatory plan or arrangement

   (b) Reports on Form 8-K

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PLANAR SYSTEMS, INC.

December 20, 2001
                                          By: /s/ STEVE BUHALY
                                              ----------------------------------
                                              Steve Buhaly
                                              Vice President
                                              Chief Financial Officer

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

/s/ BALAJI KRISHNAMURTHY    President, Chief Executive      December 20, 2001
---------------------------   Officer, Director (Principal
   Balaji Krishnamurthy       Executive Officer)

     /s/ STEVE BUHALY       Vice President, Chief Financial December 20, 2001
---------------------------   Officer, (Principal Financial
       Steve Buhaly           and Accounting Officer)

   /s/ WILLIAM D. WALKER    Chairman of the Board           December 20, 2001
---------------------------
     William D. Walker

       /s/ CARL NEUN        Director                        December 20, 2001
---------------------------
         Carl Neun

   /s/ HEINRICH STENGER     Director                        December 20, 2001
---------------------------
     Heinrich Stenger

     /s/ E. KAY STEPP       Director                        December 20, 2001
---------------------------
       E. Kay Stepp

  /s/ GREGORY H. TURNBULL   Director                        December 20, 2001
---------------------------
    Gregory H. Turnbull

    /s/ STEVEN E. WYNNE     Director                        December 20, 2001
---------------------------
      Steven E. Wynne