Form 10-Q
period 2001-12-28
PLANAR SYSTEMS INC
filed 2002-02-07
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of
THE SECURITIES ACT OF 1934
For the Quarter Ended December 28, 2001	Commission File No. 0-23018

PLANAR SYSTEMS, INC.
(exact name of registrant as specified in its charter)

Oregon	93-0835396
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1400 NW Compton Dr., Beaverton, Oregon	97006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 690-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Number of common stock outstanding as of February 4, 2002
12,615,366 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements
Planar Systems, Inc.
and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended
	December 28, 2001	December 29, 2000
Sales	$40,785	$50,395
Cost of sales	28,333	35,160

Gross profit	12,452	15,235

Operating expenses:
Research and development, net	2,630	2,073
Sales and marketing	2,842	4,051
General and administrative	3,162	3,713

Total operating expenses	8,634	9,837

Income from operations	3,818	5,398

Non-operating income (expense):
Interest, net	(119)	(79)
Foreign exchange, net	(2)	(374)

Total non-operating expense	(121)	(453)

Income before income taxes	3,697	4,945
Provision for income taxes	1,257	1,631

Net income	$2,440	$3,314

Basic net income per share	$0.19	$0.28
Average shares outstanding—basic	12,550	11,930
Diluted net income per share	$0.19	$0.26
Average shares outstanding – diluted	13,106	12,930

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.
and Subsidiaries
Consolidated Balance Sheets
(In thousands)

ASSETS
	December 28, 2001	September 28, 2001
	(Unaudited)
Current assets:
Cash and cash equivalents	$20,309	$22,007
Accounts receivable, net	25,283	34,817
Inventories	25,444	23,192
Other current assets	9,547	5,989

Total current assets	80,583	86,005

Property, plant and equipment, net	32,664	35,460
Goodwill	3,428	3,428
Other assets	13,087	11,307

	$129,762	$136,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,302	$8,981
Accrued compensation	4,604	7,096
Current portion of long-term debt	2,051	2,019
Deferred revenue	526	478
Other current liabilities	5,903	8,145

Total current liabilities	18,386	26,719

Long-term debt, net of current portion	11,161	11,686
Other long-term liabilities	2,083	1,706

Total liabilities	31,630	40,111

Shareholders’ equity:
Common stock	88,182	87,803
Retained earnings	21,994	19,554
Accumulated other comprehensive loss	(12,044)	(11,268)

Total shareholders’ equity	98,132	96,089

	$129,762	$136,200

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.
and Subsidiaries
Consol idated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended
	December 28, 2001	December 29, 2000
Cash flows from operating activities:
Net income	$2,440	$3,314

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,898	1,643
Amortization of excess market value of acquired net assets over purchase price	—	(120)
Deferred taxes	17	(67)
Foreign exchange loss	2	374
(Increase) decrease in accounts receivable	9,965	(2,537)
Increase in inventories	(1,582)	(808)
(Increase) decrease in other current assets	(4,115)	2,742
Decrease in accounts payable	(3,421)	(5,200)
Increase (decrease) in accrued compensation	(2,240)	1,313
Increase (decrease) in deferred revenue	62	(54)
Decrease in other current liabilities	(3,596)	(790)

Net cash used in operating activities	(570)	(190)
Cash flows from investing activities:
Purchase of property, plant and equipment	(786)	(1,901)
Investment in a business	—	(1,533)
Increase in other long-term liabilities	463	198
Net purchases of long-term investments	(338)	(208)

Net cash used in investing activities	(661)	(3,444)
Cash flows from financing activities:
Net payments of long-term debt	(493)	(1,005)
Net proceeds from long-term accounts receivable	23	—
Net proceeds from issuance of capital stock	379	1,637

Net cash provided by (used in) financing activities	(91)	632
Effect of exchange rate changes	(376)	(264)

Net decrease in cash and cash equivalents	(1,698)	(3,266)
Cash and cash equivalents at beginning of period	22,007	16,456

Cash and cash equivalents at end of period	$20,309	$13,190

See accompanying notes to unaudited consolidated financial statements.

PLANAR SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 28, 2001.

Note 2 — INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	December 28, 2001	September 28, 2001
	(Unaudited)
Raw materials	$14,436	$12,824
Work in process	3,918	3,652
Finished goods	7,090	6,716

	$25,444	$23,192

Inventory reserves for estimated inventory obsolescence were $2,952 and $2,997 as of December 28, 2001 and September 28, 2001, respectively. Included in cost of sales are $310 and $218 of charges related to inventory obsolescence reserves for the three month periods ended December 28, 2001, and December 29, 2000, respectively.

Note 3 — OTHER ASSETS

Included in other assets of $13,087 and $11,307 as of December 28, 2001 and September 28, 2001, respectively, are assets associated with equipment which had not been placed in service as of December 28, 2001 and September 28, 2001 in the amounts of $5,108 and $4,947, respectively.

Note 4 — RESEARCH AND DEVELOPMENT COSTS

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

	Three Months Ended
	December 28, 2001	December 29, 2000
Research and development expense	$3,133	$3,032
Contract funding	(503)	(959)

Research and development, net	$2,630	$2,073

Note 5 — NON-RECURRING CHARGES

CRT CHARGES

During the third quarter of fiscal 2001, the Company made a decision to close its military CRT business. This business was a mature business, in which the customers had been converting to flat panel displays over the past few years. The Company received last time buy orders from customers and shipped all of those orders in the fourth quarter of fiscal 2001. The Company completed the closing of this business in the first quarter of fiscal 2002. As a result of this decision, the Company recorded non-recurring charges of $1,209, including charges for excess inventory, severance related to workforce reductions of 29 employees and lease cancellation costs. The inventory charge of $826 has been recorded as cost of sales and the remaining charges of $383 for severance charges and lease termination costs have been recorded as non-recurring charges in the Consolidated Statements of Operations in the third quarter of fiscal 2001. As of the end of the first quarter of 2002, cash of $196 is expected to be used in connection with the severance and lease termination costs, which has not yet been paid.

MILITARY AMLCD CHARGES

In the fourth quarter of fiscal year 2000, the Company made a decision to exit its unprofitable business of supplying high performance, full-color AMLCD flat panel displays for military avionics. As a result of this decision, the Company recorded non-recurring charges of $12,963, including charges primarily for excess inventory, recognition of losses on contracts which will not be fulfilled and the expected losses to be incurred in fulfilling the existing contracts, impairment of fixed assets and workforce reductions of 27 people. Management has completed the fulfillment of existing contracts during the third quarter of fiscal year 2001. Other actions have substantially been completed by the end of fiscal year 2001. As of the end of the first quarter of 2002, cash of $120 is expected to be used in connection with the lease termination costs, which has not yet been paid.

During the third quarter of fiscal year 2001, the Company determined that $3,251 of the original $12,963 reserve was not required. The original estimates changed due to the unanticipated sale of inventory which had been fully reserved, the use of inventory to build warranty and replacement units, which was higher than originally anticipated, and the cancellation of firm purchase commitments all of which were included in the original inventory reserves. In addition, the estimates changed due to higher than anticipated yields resulting in lower losses on contracts which were included in the original reserve and the payment or anticipated settlement of contractual liabilities and commitments, which were lower than originally anticipated. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain in the third quarter of fiscal year 2001 of $2,178, which has been included in cost of sales and a non-recurring gain of $1,073, which has been included in non-recurring charges in the Consolidated Statements of Operations in the third quarter of fiscal 2001.

The non-recurring charges incurred affected the Company’s financial position as follows:

	Inventories	Fixed Assets	Accrued Compensation	Other Liabilities
Balance as of September 29, 2000	$—	$—	$405	$6,413
2001 Activity:
Additional charges (adjustments)	330	(100)	328	(2,023)
Cash paid out	—	—	(336)	(2,844)
Non-cash (write-offs) adjustments	(330)	100	—	(1,150)

Balance as of September 28, 2001	—	—	397	396
2002 Activity:
Cash paid out	—	—	(299)	(178)

Balance as of December 28, 2001	$—	$—	$98	$218

During the first quarter of fiscal year 2002, the Company has paid cash of $477 related to contractual liabilities, severance and lease termination costs. The remaining amounts are expected to be paid by the end of fiscal year 2002.

Note 6 — INCOME TAXES

The provision for income taxes has been recorded based upon the current estimate of the Company’s annual effective tax rate. This rate differs from the federal statutory rate primarily because of the provision for state income taxes, permanent differences, research credits and the effects of the Company’s foreign tax rates.

Note 7 — NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 556 and 1000 for the quarters ended December 28, 2001 and December 29, 2000, respectively, were used in the calculations of diluted earnings per share.

Note 8 — COMPREHENSIVE INCOME

The comprehensive income was $1,664 and $4,347 for the quarter ended December 28, 2001 and December 29, 2000, respectively.

Note 9 — BUSINESS SEGMENTS

The Company is organized based upon the markets for the products and services that it offers. Under this organizational structure, the Company operates in four main segments: Industrial, Medical, Transportation, and Desktop monitors. Industrial and Medical derive revenue primarily through the development, marketing and selling of electroluminescent displays, liquid crystal displays and color active matrix liquid crystal displays. Transportation presently derives revenue from the development, marketing and selling of liquid crystal displays and color active matrix liquid crystal displays. In the past, Transportation also derived revenues from the development, marketing and selling of high performance taut shadow mask cathode ray tubes, which the Company discontinued in fiscal 2001. Desktop monitors derives revenue primarily through the marketing of color active matrix liquid crystal displays that are sold through distributors to end users.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Research and development expenses for future products are allocated to the segments based upon a percentage of sales. Depreciation expense, interest expense, interest income, other non-operating items and income taxes by segment are not included in the internal information provided to the chief operating decision-maker and are therefore not presented below. Inter-segment sales are not material and are included in net sales to external customers below. Prior year amounts have been reclassified to conform to the fiscal year 2002 presentation.

	3 months ended
	Dec 28, 2001	Dec 29, 2000
Net sales to external customers (by segment):
Medical	$14,235	$18,342
Industrial	12,408	17,460
Transportation	5,520	13,270
Desktop monitors	8,622	1,323

Total sales	$40,785	$50,395

Operating income (loss):
Medical	$2,082	$2,101
Industrial	49	1,905
Transportation	1,466	1,372
Desktop monitors	221	20

Total operating income	$3,818	$5,398

Note 10 — FUTURE ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“FAS 141”) and Statement of Financial Accounting Standards No. 142. “Goodwill and Other Intangible Assets”, (FAS 142”). FAS 141 eliminates the pooling of interests method of accounting. It is effective for all business combinations entered into after June 30, 2001. FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill may be impaired. Upon adoption of FAS 142, amortization of goodwill will cease. The effective date for FAS 142 is for fiscal years beginning after December 15, 2001. The Company had the choice to early adopt FAS 142 in its first quarter of fiscal 2002 and has elected to do so. Upon adoption, the Company is required to perform a transitional goodwill impairment assessment. This assessment is currently in process but has not been completed and as such the Company has not determined the impact this standard will have on its results of operations or its financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, (“FAS 143”). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that this standard will have on its results of operations or its financial position.

The FASB also issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“FAS 144”). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This new standard also supercedes certain aspects of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in the period incurred (rather than on the measurement date as required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment. This statement is required to be adopted for fiscal years beginning after December 15, 2001 and interim periods within that fiscal year. The Company has not yet determined what impact this statement will have on its results of operations or its financial position.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended September 28, 2001.

RESULTS OF OPERATIONS

Sales

The Company’s sales of $40.8 million in the first quarter of 2002 decreased $9.6 million or 19.1% as compared to $50.4 million in the first quarter of 2001. The decrease in sales was principally due to reductions in sales of $4.1 million, $5.1 million and $7.8 million in the Medical, Industrial and Transportation segments, which declined 22.4%, 28.9% and 58.4%, respectively. This decrease was partially offset by the increase in sales in the Desktop Monitor market of $7.3 million. Sales volumes in the Medical and Industrial market decreased due to the current economic conditions and due to softness across all applications as our customers continue to reduce their inventory levels. Transportation sales decreased primarily due to the completion of the exit of the military market and lower sales volumes in both the vehicle and avionics AMLCD markets. After adjusting for approximately $30.0 million of revenues related to the exited military businesses in fiscal 2001, the Company presently expects sales for fiscal year 2002 to increase approximately 12.0% in its continuing business. The Company expects revenue of $200.0 million for fiscal 2002.

International sales decreased by 24.4% to $9.2 million in the first quarter of 2002 as compared to $12.1 million recorded in the same quarter the prior year. The decrease in international sales was due primarily to decreased sales in existing market segments in the Company’s foreign markets. As a percentage of total sales, international sales decreased to 22.5% in the first quarter of 2002 as compared to 24.0% in same quarter for the prior year. The decrease in international sales as a percentage of total sales was mainly attributable to the overall decrease in demand for our products in Europe and the increased sales of desktop monitors in the United States.

Gross Profit

The Company’s gross margin as a percentage of sales increased to 30.5% in the first quarter of 2002 from 30.2% in the first quarter of 2001. The effect of lower sales volumes in the first quarter of 2002 was offset by headcount reductions, higher prices on last time buys and cost reductions realized for AMLCD products. For the remainder of 2002, the Company expects gross margins to be approximately 31%.

Research and Development

Research and development expenses increased $557,000 or 26.9% to $2.6 million in the first quarter of 2002 from $2.1 million in the same quarter in the prior year. The increase was due primarily to continued investment in quantum projects and lower contract funding in the first quarter of 2002. As a percentage of sales, research and development expenses increased to 6.4% in the first quarter of 2002 as compared to 4.1% in the same quarter of the prior year. This increase was due primarily to the lower revenues in the current quarter offset by the increased investment in quantum projects.

Sales and Marketing

Sales and marketing expenses decreased $1.2 million or 29.8 % to $2.8 million in the first quarter of 2002 as compared to $4.1 million in the same quarter of the prior year. This decrease was primarily due to lower sales commissions on lower sales volumes and the savings related to the strategic change to a direct sales force offset by increased headcount and advertising expenses associated with our desktop monitor business. As a percentage of sales, sales and marketing expenses decreased to 7.0% in the first quarter of 2002 from 8.0% in the same quarter of the prior year. This decrease is primarily due to the savings related to the strategic change to a direct sales force.

General and Administrative

General and administrative expenses decreased $551,000 or 14.8% to $3.2 million in the first quarter of 2002 from $3.7 million in the same period from the prior year. The decrease in general and administrative expenses was primarily due to decreased personnel costs and lower acquisition costs which were included in the prior year related to the AllBrite Technologies, Inc. merger. As a percentage of sales, general and administrative expenses increased to 7.8% in the first quarter of 2002 from 7.4% in the same period from the prior year. This increase was primarily due to the decreased sales levels in the current quarter.

Total Operating Expenses

Total operating expenses decreased $1.2 million or 12.2% to $8.6 million in the first quarter of 2002 from $9.8 million in the same period a year ago. The Company believes that operating expenses will be approximately 20.0% of revenues in fiscal 2002. The Company will continue to increase its investment in sales and marketing and employee development in order to strengthen its focus on markets and customer intimacy.

Non-Recurring Charges

CRT Charges

During the third quarter of fiscal 2001, the Company made a decision to close its military CRT business. This business was a mature business, in which the customers had been converting to flat panel displays over the past few years. The Company received last time buy orders from customers and shipped all of those orders in the fourth quarter of fiscal 2001. The Company completed the closing of this business in the first quarter of fiscal 2002. As a result of this decision, the Company recorded non-recurring charges of $1.2 million, including charges for excess inventory, severance related to workforce reductions of 29 employees and lease cancellation costs. The inventory charge of $826,000 has been recorded as cost of sales and the remaining charges of $383,000 for severance charges and lease termination costs have been recorded as non-recurring charges in the Consolidated Statements of Operations in the third quarter of fiscal 2001. Cash of $196,000 is expected to be used in connection with the severance and lease termination costs, which has not yet been paid.

Military AMLCD Charges

In the fourth quarter of fiscal year 2000, the Company made a decision to exit its unprofitable business of supplying high performance, full-color AMLCD flat panel displays for military avionics. As a result of this decision, the Company recorded non-recurring charges of $13.0 million, including charges primarily for excess inventory, recognition of losses on contracts which will not be fulfilled and the expected losses to be incurred in fulfilling the existing contracts, impairment of fixed assets and workforce reductions of 27 people. Management has completed the fulfillment of existing contracts during the third quarter of fiscal year 2001. Other actions have substantially been completed by the end of fiscal year 2001. Cash of $120,000 is expected to be used in connection with the lease termination costs, which has not yet been paid.

During the third quarter of fiscal year 2001, the Company determined that $3.3 million of the original $13.0 million reserve was not required. The original estimates changed due to the unanticipated sale of inventory which had been fully reserved, the use of inventory to build warranty and replacement units, which was higher than originally anticipated, and the cancellation of firm purchase commitments all of which were included in the original inventory reserves. In addition, the estimates changed due to higher than anticipated yields resulting in lower losses on contracts which were included in the original reserve and the payment or anticipated settlement of contractual liabilities and commitments, which were lower than originally anticipated. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain in the third quarter of fiscal year 2001 of $2.2 million, which has been included in cost of sales and a non-recurring gain of $1.1 million, which has been included in non-recurring charges in the Consolidated Statements of Operations in the third quarter of fiscal 2001.

During the first quarter of fiscal year 2002, the Company has paid cash of $477,000 related to contractual liabilities, severance and lease termination costs. The remaining amounts are expected to be paid by the end of fiscal year 2002.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. Net interest expense increased from $79,000 in the first quarter of 2001 to $119,000 in the first quarter of 2002 due to lower interest expense on decreased borrowings and lower interest income on cash and cash equivalents.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a loss of $2,000 in the first quarter of 2002, as compared to a loss of $374,000 in the first quarter of 2001. In the prior year the U.S. dollar was weakening against the Finnish Markka. Fluctuations in the exchange rate subsequent to January 1, 2001 were mitigated by the adoption of the Company’s hedging strategy. The actual exchange rates at the end of September 2000 were 6.73, which decreased to 6.31 at the end of December 2000.

The Company currently realizes about one-fourth of its revenue outside the United States and expects this to continue in the future. Additionally, the functional currency of the Company’s foreign subsidiary is the Euro which must be translated to U.S. Dollars for consolidation. Beginning January 1, 2001, the Company began hedging its Euro exposure with foreign exchange forward contracts. The Company believes that this hedging will mitigate the risks associated with foreign currency fluctuations.

Provision for Income Taxes

The Company’s effective tax rate for the quarter ended December 28, 2001 was 34% and for the quarter ended December 29, 2000 was 33%. The differences between the effective tax rate and the federal statutory rate was due to state income taxes, permanent differences, research credits and the effects of the Company’s foreign tax rates. The Company believes that the effective tax rate for 2002 will be 34%.

Net Income

In the first quarter of fiscal 2002, net income was $2.4 million or $0.19 per diluted share. In the same quarter of the prior year, net income was $3.3 million or $0.26 per diluted share. The Company expects net income of $1.10 per diluted share in fiscal 2002.

Liquidity and Capital Resources

Net cash used by operating activities was $570,000 and $190,000 in the first quarter of 2002 and 2001, respectively. The net cash used in operations of $570,000 in the first quarter of fiscal 2002 primarily related to lower earnings, the decrease in other current liabilities, accrued compensation, accounts payable and the increase in inventory and other current assets offset the decrease in account receivables and increase in depreciation and amortization.

Cash of $786,000 was used to purchase plant, property and equipment. These capital expenditures primarily related to additional costs associated with the ERP implementation and improvements.

At December 28, 2001, the Company had two bank line of credit agreements with a total borrowing capacity of $20.0 million. As of both December 28, 2001 and September 28, 2001, borrowings outstanding under the credit lines were $0. Borrowings outstanding under the equipment financing loans were $13.2 million and $13.7 million as of December 28, 2001 and September 28, 2001, respectively. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

Future Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“FAS 141”) and Statement of Financial Accounting Standards No. 142. “Goodwill and Other Intangible Assets”, (FAS 142”). FAS 141 eliminates the pooling of interests method of accounting. It is effective for all business combinations entered into after June 30, 2001. FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill may be impaired. Upon adoption of FAS 142, amortization of goodwill will cease. The effective date for FAS 142 is for fiscal years beginning after December 15, 2001. The Company had the choice to early adopt FAS 142 in its first quarter of fiscal 2002 and has elected to do so. Upon adoption, the Company is required to perform a transitional goodwill impairment assessment. This assessment is currently in process but has not been completed and as such the Company has not determined the impact this standard will have on its results of operations or its financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, (“FAS 143”). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that this standard will have on its results of operations or its financial position.

The FASB also issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“FAS 144”). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This new standard also supercedes certain aspects of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in the period incurred (rather than on the measurement date as required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment. This statement is required to be adopted for fiscal years beginning after December 15, 2001 and interim periods within that fiscal year. The Company has not yet determined what impact this statement will have on its results of operations or its financial position.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio, and short-term and long-term debt obligations. The Company mitigates its risk by diversifying its investments among high credit quality securities in accordance with the Company’s investment policy.

The Company believes that its net income or cash flow exposure relating to rate changes for short-term and long-term debt obligations is not material. The Company primarily enters into debt obligations to support capital expenditures and working capital needs. The Company does not hedge any interest rate exposures.

Interest expense is affected by the general level of U.S. interest rates and/or LIBOR. Increases in interest expense resulting from an increase in interest rates would be offset by a corresponding increase in interest earned on the Company’s investments.

The Euro is the functional currency of the Company’s subsidiary in Finland. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintains open contracts of approximately $9.0 million. If rates shifted dramatically, the Company believes it would not be materially impacted. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. dollar. If foreign exchange rates were to weaken against the U.S. dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements, including statements regarding the Company’s expectations as to sales, gross margins, operating expenses, tax rate and net income per diluted share for fiscal 2002, that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the following: domestic and international business and economic conditions, changes in growth in the flat panel monitor industry, changes in customer demand or ordering patterns, changes in the competitive environment including pricing pressures or technological changes, continued success in technological advances, shortages of manufacturing capacities from our third party partners, final settlement of contractual liabilities, future production variables impacting excess inventory and other risk factors described below under “Outlook: Issues and Uncertainties”. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward- looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

Part II. OTHER INFORMATION

Item 1. Changes in Securities

During the first fiscal quarter of 2002, the Company sold securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) upon the exercise of certain stock options granted under the Company’s stock option plans. An aggregate of 20,545 shares of Common Stock was issued at exercise prices ranging from $2.50 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

Item 2. Other Information

The following issues and uncertainties, among others, should be considered in evaluating the Company’s future financial performance and prospects for growth. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) contained in the Company’s 10-K for the year ended September 28, 2001.

Outlook: Issues and Uncertainties

The following issues and uncertainties, among others, should be considered in evaluating the Company’s future financial performance and prospects for growth.

A significant slowdown in the demand for our OEM customers’ products would adversely affect our business.

We generally do not sell products to end users with the exception of our desktop monitor and medical monitor customers. Instead, we design and manufacture various display solutions that our Original Equipment Manufacturers (OEM) customers incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our OEM customers’ products. Accordingly, we must identify industries that have significant growth potential and establish relationships with OEMs in those industries. Our failure to identify potential growth opportunities or establish relationships with OEMs in those industries would adversely affect our business. Our dependence on the success of the products of our OEM customers exposes us to a variety of risks, including the following:

•	our ability to match our design and manufacturing capacity with customer demand and to maintain satisfactory delivery schedules;

•	customer order patterns, changes in order mix and the level and timing of orders placed by customers that we can manufacture and ship in a quarter; and

•	the cyclical nature of the industries and markets our customers serve.

Our failure to address these risks may have an adverse affect on our revenues and operating results.

We are subject to lengthy development periods and product acceptance cycles.

We generally sell our displays to OEMs, which then incorporate them into the products they sell. OEMs make the determination during their product development programs whether to incorporate our displays or pursue other alternatives. This requires us to make significant investments of time and capital in the custom design of display modules well before our customers introduce their products incorporating these displays and before we can be sure that we will generate any significant sales to our customers or even recover our investment. During a customer’s entire product development process, we face the risk that our display will fail to meet our customer’s technical, performance, or cost requirements or will be replaced by a competing product or alternative technological solution. Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events would adversely affect our operating results.

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

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and manufacturing new product solutions, including those implementing new technologies;

•	our ability to address the needs of our customers;

•	the quality, performance, reliability, features, ease of use, pricing and diversity of our product solutions;

•	foreign currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our product solutions;

•	the quality of our customer services;

•	our efficiency of production;

•	the rate at which customers incorporate our product solutions into their own products; and product or technology introductions by our competitors.

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

Our reliance on Topvision and other contract manufacturers involves certain risks, including:

•	the lack of control over production capacity and delivery schedules;

•	limited control over quality assurance, manufacturing yields and production costs;

•
the risks associated with international commerce, including unexpected changes in legal and regulatory requirements, foreign currency fluctuations and changes in tariffs; and trade policies and political and economic instability.

Topvision, as well as other third parties with which we do business, are located in Taiwan. In 1999, Taiwan experienced several earthquakes, which resulted in many Taiwanese companies experiencing related business interruptions. Our business could suffer significantly if Topvision’s or other significant vendors’ operations were disrupted for an extended period of time.

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

Our future operating results will depend to a significant extent on our ability to continue to provide new product solutions that compare favorably on the basis of time to introduction, cost and performance with the design and manufacturing capabilities of OEMs and competitive third-party suppliers. Our success in attracting new customers and developing new business depends on various factors, including the following:

•	utilization of advances in technology;

•	innovative development of new solutions for customer products;

•	efficient and cost-effective services; and

•	timely completion of the design and manufacture of new product solutions.

Our efforts to develop new technologies may not result in commercial success.

Our research and development efforts with respect to new technologies may not result in customer or widespread market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, competitive cost issues, yield problems and other factors. Even when we successfully complete a research and development effort with respect to a particular technology, our customers may determine not to introduce or may terminate products utilizing the technology for a variety of reasons, including the following:

•	difficulties with other suppliers of components for the products;

•	superior technologies developed by our competitors;

•	price considerations;

•	lack of anticipated or actual market demand for the products; and

•	unfavorable comparisons with products introduced by others.

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

Our manufacturing, sales and distribution operations in Europe and Asia create a number of logistical and communications challenges. Our international operations also expose us to various economic, political and other risks, including the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs, export control and duties;

•	possible employee turnover or labor unrest;

•	lack of developed infrastructure;

•	the burdens and costs of compliance with a variety of foreign laws; and

•	political or economic instability in certain parts of the world.

Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, limitations on imports or exports, or the expropriation of private enterprises also could have a material adverse effect on us. Any actions by our host countries to reverse policies that encourage foreign investment or foreign trade also could adversely affect our operating results. In addition, U.S. trade policies, such as “most favored nation” status and trade preferences for certain Asian nations, could affect the attractiveness of our services to our U.S. customers.

Variability of customer requirements may adversely affect our operating results.

Custom manufacturers for OEMs must provide increasingly rapid product turnaround and respond to ever-shorter lead times. A variety of conditions, both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. Cancellations, reductions, or delays by a significant customer or by a group of customers could adversely affect our business. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. Although we have increased our manufacturing capacity, we may lack sufficient capacity at any given time to meet our customers’ demands if their demands exceed anticipated levels.

Our operating results have significant fluctuations.

In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic quarterly fluctuations in our results of operations. These factors include the following:

•	the timing of orders;

•	the volume of orders relative to our capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the life cycles of customers’ products;

•	timing of expenditures in anticipation of future orders;

•	effectiveness in managing manufacturing processes;

•	changes in cost and availability of labor and components;

•	product mix;

•	headcount reductions and other non-recurring charges;

•	pricing and availability of competitive products and services; and

•	changes or anticipated changes in economic conditions.

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

The failure to manage our growth effectively could adversely affect our operations. We have increased the number of our manufacturing and design programs and may expand further the number and diversity of our programs in the future. Our ability to manage our planned growth effectively will require us to:

•	enhance our operational, financial and management systems;

•	expand our facilities and equipment; and

•	successfully hire, train and motivate additional employees.

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

We believe that our continued success depends in part on protecting our proprietary technology. We rely on a combination of patent, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. We seek to protect certain of our technology under trade secret laws, which afford only limited protection. We face risks associated with our intellectual property, including the following:

•	pending patent applications may not be issued;

•	intellectual property laws may not protect our intellectual property rights;

•	third parties may challenge, invalidate, or circumvent any patent issued to us;

•	rights granted under patents issued to us may not provide competitive advantages to us;

•	unauthorized parties may attempt to obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights; and

•	others may independently develop similar technology or design around any patents issued to us.

We may find it necessary to take legal action in the future to enforce or protect our intellectual property rights or to defend against claims of infringement. Litigation can be very expensive and can distract our management’s time and attention, which could adversely affect our business. In addition, we may not be able to obtain a favorable outcome in any intellectual property litigation.

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

The market price of our common stock has been subject to wide fluctuations. During the last twelve months, the closing market price of our stock has ranged from $12.44 to $32.69. The trading price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

•	variations in our quarterly operating results;

•	actual or anticipated announcements of technical innovations or new product developments by us or our competitors;

•	changes in analysts’ estimates of our financial performance;

•	general conditions in the electronics industry; and

•	worldwide economic and financial conditions.

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

In the past we have made, and in the future we may make, acquisitions of and investments in businesses, products and technologies that are intended to complement our business, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock, incur substantial debt, or assume contingent liabilities. Any acquisitions that we undertake, including our recent acquisition of AllBrite Technologies, Inc., could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results. Any such acquisitions also involve numerous risks, including the following:

•	problems assimilating the purchased operations, technologies, or products

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of purchased organizations.

We cannot assure you that we would be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could adversely affect our business and operating results.

Item 3. Exhibits and Reports on Form 8-K.

(a) Exhibits:
- none

(b) Reports on Form 8-K:

The Company filed a report on Form 8-K on October 31, 2001 in which it reported the issuance of a press release announcing its financial results for the quarter and year ended September 28, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: February 7 , 2002	/s/ Steven J. Buhaly
Steven J. Buhaly Vice President and Chief Financial Officer