Form 10-Q
period 2002-03-29
PLANAR SYSTEMS INC
filed 2002-05-13
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended March 29, 2002

Commission File No. 0-23018

PLANAR SYSTEMS, INC.
(exact name of registrant as specified in its charter)

Oregon	93-0835396
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1400 NW Compton Dr., Beaverton, Oregon	97006
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:  (503) 690-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Number of common stock outstanding as of April 30, 2002
12,868,279 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	Mar. 29 2002	Mar. 30, 2001	Mar. 29, 2002	Mar. 30, 2001
Sales	$48,857	$54,463	$89,642	$104,858
Cost of sales	35,658	37,460	63,991	72,620

Gross profit	13,199	17,003	25,651	32,238
Operating expenses:
Research and development, net	2,679	2,783	5,309	4,856
Sales and marketing	3,427	4,319	6,269	8,370
General and administrative	3,251	4,066	6,413	7,779
Total operating expenses	9,357	11,168	17,991	21,005

Income from operations	3,842	5,835	7,660	11,233

Non-operating income (expense):
Interest, net	(171)	(21)	(290)	(100)
Foreign exchange, net	(29)	(47)	(31)	(421)

Net non-operating expense	(200)	(68)	(321)	(521)

Income before income taxes	3,642	5,767	7,339	10,712
Provision for income taxes	1,237	1,902	2,494	3,533

Net income	$2,405	$3,865	$4,845	$7,179

Basic net income per share	$0.19	$0.32	$0.39	$0.60

Average shares outstanding—basic	12,578	12,100	12,563	11,963

Diluted net income per share	$0.18	$0.30	$0.36	$0.55

Average shares outstanding—diluted	13,415	13,086	13,323	12,959

See accompanying notes to unaudited consolidated financial statements.

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 29, 2002	September 28, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,565	$22,007
Accounts receivable, net	29,131	34,817
Inventories	25,069	23,192
Other current assets	9,383	5,989

Total current assets	85,148	86,005

Property, plant and equipment, net	33,760	35,460
Goodwill	3,428	3,428
Other assets	12,583	11,307

	$134,919	$136,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,816	$8,981
Accrued compensation	3,851	7,096
Current portion of long-term debt	2,083	2,019
Deferred revenue	504	478
Other current liabilities	5,265	8,145

Total current liabilities	19,519	26,719

Long-term debt, net of current portion	10,628	11,686
Other long-term liabilities	2,082	1,706

Total liabilities	32,229	40,111

Shareholders’ equity:
Common stock	89,779	87,803
Retained earnings	24,361	19,554
Accumulated other comprehensive loss	(11,450)	(11,268)

Total shareholders’ equity	102,690	96,089

	$134,919	$136,200

See accompanying notes to unaudited consolidated financial statements.

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 29, 2002	March 30, 2001
Cash flows from operating activities:
Net income	$4,845	$7,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,819	3,242
Amortization of excess market value of acquired net assets over purchase price	—	(120)
Deferred taxes	18	(69)
Foreign exchange loss	31	421
(Increase) decrease in accounts receivable	5,789	(6,010)
Increase in inventories	(1,770)	(3,678)
(Increase) decrease in other current assets	(3,405)	1,351
Decrease in accounts payable	(1,457)	(281)
Increase (decrease) in accrued compensation	(3,111)	3,057
Increase (decrease) in deferred revenue	51	(514)
Decrease in other current liabilities	(2,199)	(2,028)

Net cash provided by operating activities	2,611	2,550

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,065)	(4,640)
Investment in a business	—	(1,533)
Increase in other long-term liabilities	376	365
Net purchases of long-term investments	(25)	(361)

Net cash used in investing activities	(3,714)	(6,169)

Cash flows from financing activities:
Net payments of long-term debt	(994)	(1,482)
Stock repurchase	(38)	—
Net proceeds from issuance of capital stock	1,976	3,526

Net cash provided by financing activities	944	2,044

Effect of exchange rate changes	(283)	51

Net decrease in cash and cash equivalents	(442)	(1,524)
Cash and cash equivalents at beginning of period	22,007	16,456

Cash and cash equivalents at end of period	$21,565	$14,932

See accompanying notes to unaudited consolidated financial statements.

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

Note 1—BASIS OF PRESENTATION

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

Note 2—INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	March 29, 2002	September 28, 2001
	(Unaudited)
Raw materials	$12,633	$12,824
Work in process	2,584	3,652
Finished goods	9,852	6,716

	$25,069	$23,192

Inventory reserves for estimated inventory obsolescence were $2,706 and $2,997 as of March 29, 2002 and September 28, 2001, respectively. Included in cost of sales are $85 and $186 of charges related to inventory obsolescence reserves for the three month periods ended March 29, 2002, and March 30, 2001, respectively and $395 and $404 for the six month periods ended March 29, 2002 and March 30, 2001, respectively.

Note 3—OTHER ASSETS

Included in other assets of $12,583 and $11,307 as of March 29, 2002 and September 28, 2001, respectively, are assets associated with equipment which had not been placed in service as of March 29, 2002 and September 28, 2001 in the amounts of $5,943 and $4,947, respectively.

Note 4—RESEARCH AND DEVELOPMENT COSTS

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

	Three Months Ended		Six Months Ended
	March 29, 2002	March 30, 2001	March 29, 2002	March 30, 2001
Research and development expense	3,436	3,966	6,569	6,998
Contract funding	(757)	(1,183)	(1,260)	(2,142)

Research and development, net	$2,679	$2,783	$5,309	$4,856

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands)
(Unaudited)

Note 5—NON-RECURRING CHARGES

CRT CHARGES

During the third quarter of fiscal 2001, the Company made a decision to close its military CRT business. This business was a mature business, in which the customers had been converting to flat panel displays over the past few years. The Company received last time buy orders from customers and shipped all of those orders in the fourth quarter of fiscal 2001. The Company completed the closing of this business in the first quarter of fiscal 2002. As a result of this decision, the Company recorded non-recurring charges of $1,209, including charges for excess inventory, severance related to workforce reductions of 29 employees and lease cancellation costs. The inventory charge of $826 has been recorded as cost of sales and the remaining charges of $383 for severance charges and lease termination costs have been recorded as non-recurring charges in the Consolidated Statements of Operations in the third quarter of fiscal 2001. As of the end of the second quarter of 2002, cash of $85 is expected to be used in connection with the lease termination costs, which has not yet been paid.

MILITARY AMLCD CHARGES

In the fourth quarter of fiscal year 2000, the Company made a decision to exit its unprofitable business of supplying high performance, full-color AMLCD flat panel displays for military avionics. As a result of this decision, the Company recorded non-recurring charges of $12,963, including charges primarily for excess inventory, recognition of losses on contracts which will not be fulfilled and the expected losses to be incurred in fulfilling the existing contracts, impairment of fixed assets and workforce reductions of 27 people. The Company has completed the fulfillment of existing contracts during the third quarter of fiscal year 2001. Other actions were substantially completed by the end of fiscal year 2001.

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

The non-recurring charges incurred affected the Company’s financial position as follows:

	Inventories	Fixed Assets	Accrued Compensation	Other Liabilities
Balance as of September 29, 2000	$—	$—	$405	$6,413

2001 Activity:
Additional charges (adjustments)	330	(100)	328	(2,023)
Cash paid out	—	—	(336)	(2,844)
Non-cash (write-offs) adjustments	(330)	100	—	(1,150)

Balance as of September 28, 2001	—	—	397	396

2002 Activity:
Cash paid out	—	—	(397)	(311)

Balance as of March 29, 2002	$—	$—	$—	$85

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands)
(Unaudited)

During the second quarter of 2002, the Company paid cash of $231 related to contractual liabilities, severance and lease termination costs. For the first six months of 2002 the cash paid was $708. The remaining amounts are expected to be paid by the end of fiscal year 2002.

Note 6—INCOME TAXES

The provision for income taxes has been recorded based upon the current estimate of the Company’s annual effective tax rate. This rate differs from the federal statutory rate primarily because of the provision for state income taxes, permanent differences, research credits and the effects of the Company’s foreign tax rates.

Note 7—NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 837 and 986 for the quarters ended March 29, 2002 and March 30, 2001, respectively, were used in the calculations of diluted earnings per share. Incremental shares of 760 and 996 for the six month periods ended March 29, 2002 and March 30, 2001, respectively, were used in the calculations of diluted earnings per share.

Note 8—COMPREHENSIVE INCOME

Comprehensive income was $2,999 and $2,920 for the quarters ended March 29, 2002 and March 30, 2001, respectively. Comprehensive income for the six month periods ended March 29, 2002 and March 30, 2001 was $4,663 and $7,267, respectively.

Note 9—BUSINESS SEGMENTS

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

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands)
(Unaudited)

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

	3 months ended		6 months ended
	Mar. 29, 2002	Mar. 30, 2001	Mar. 29, 2002	Mar. 30, 2001
Net sales to external customers (by segment):
Medical	$17,950	$17,625	$32,185	$35,967
Industrial	12,681	17,447	25,090	34,907
Transportation	5,029	16,070	10,548	29,340
Desktop	13,197	3,321	21,819	4,644

Total sales	$48,857	$54,463	$89,642	$104,858

Operating income (loss):
Medical	$3,160	$969	$5,467	$3,070
Industrial	(468)	1,038	(708)	2,943
Transportation	809	3,908	2,338	5,280
Desktop	341	(80)	562	(60)

Total operating income	$3,842	$5,835	$7,660	$11,233

Note 10—SUBSEQUENT EVENT BORROWINGS

The Company entered into a new credit agreement on April 22, 2002. This agreement replaced the Company’s existing lines of credit. The total borrowings are $40,000, which consists of a revolving loan of $25,000 and a term loan of $15,000. The revolving loan is due in April 2004. The term loan is due in quarterly installments of $1,875. Amounts of $3,750, $7,500 and $28,750 are payable in 2002, 2003 and 2004, respectively. The loans bear interest at the Libor rate plus 200 basis points or the prime rate and are secured by substantially all assets of the Company. The interest rate can fluctuate quarterly based upon the actual leverage ratios between the lesser of the Libor rate plus 125 basis points or the prime rate and the greater of the Libor rate plus 325 basis points or the prime rate plus 50 basis points. The loans also include various financial covenants including a leverage ratio, a fixed charge coverage ratio, tangible net worth and capital expenditure limits.

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands)
(Unaudited)

Note 11—SUBSEQUENT EVENT BUSINESS ACQUISITIONS

On April 22, 2002, the Company completed the acquisition of DOME imaging systems, inc. (“DOME”). DOME designs, manufactures and markets computer graphic imaging boards, flat panel displays and software for original equipment manufacturers in the medical field and other advanced image processing applications. As a result of the acquisition, the Company will be able to offer a broader range of medical display solutions which complements our medical business unit. The acquisition was accounted for as a purchase and, accordingly, the operations of DOME will be included in the consolidated financial statements after the date of acquisition.

The total consideration paid or to be paid is as follows:

Cash	$52,216
Value of stock options assumed	11,276
Cash to be paid for stock options	1,232
Closing and related costs	775

Total	$65,499

The stock options related to approximately 621 shares assumed by the Company were valued using the Black-Scholes option pricing model with the following assumptions: expected life of 2 to 4 years; 0% dividend yield; 76.6% volatility and risk free interest rate of 5.1%. The cash to be paid for stock options relates to certain stock options that were assumed by the Company but which were not converted into a right to receive the Company’s stock upon exercise. These options were valued based on the number of such options multiplied by $7.38 per share.

The total purchase price of the acquisition was allocated as follows:

Net tangible assets acquired	$8,552
Identifiable intangible assets	14,559
In process research and development costs	2,258
Goodwill	45,954
Deferred tax liabilities	(5,824)

Total	$65,499

The net tangible assets are comprised of the following:

Cash	$504
Accounts receivable	8,361
Inventories	6,571
Other current assets	1,254

Total current assets	16,690
Property, plant and equipment	919
Other assets	149

Total assets	17,758

Accounts payable	4,648
Accrued expenses	4,527

Total current liabilities	9,175
Other long-term liabilities	31

Total liabilities	9,206

Net tangible assets	$8,552

The identifiable intangible assets consist primarily of developed technology and are being amortized over their estimated useful lives. The weighted average amortization period is approximately four years. The amortization expense is estimated to be $1,179, $2,830, $2,731, $2,213 and $1,680 in fiscal 2002 through 2006, respectively.

The in-process research and development costs of $2,258 will be recorded as Non-recurring charges in the Consolidated Statement of Operations. These in-process research and development costs will be written off at the date of acquisition in accordance with Financial Accounting Standards Board

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands)
(Unaudited)

Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” These costs primarily relate to the development of a flat panel interface controller which is approximately 60% complete and is expected to be completed within the next year. The total estimated costs to complete are approximately $300. The value was determined by estimating the net cash flows from the sale of products from 2002 through 2011 resulting from the completion of the project, and discounting the net cash flows back to their present value using a risk adjusted discount rate of 25%. The estimated net cash flows from these products were based upon management’s estimates of related revenues, cost of sales, R&D costs, selling and marketing costs, general and administrative costs and income taxes.

Goodwill of $45,954 will be recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired, principally due to the fair value of the revenue expected to be derived from future products and the value of the workforce acquired. Goodwill will not be amortized, but will be reviewed periodically for potential impairment. No amount of goodwill is expected to be deductible for tax purposes. The goodwill has been assigned to the medical business segment.

The purchase price and the related allocation are subject to further refinement and change as the Company is in the process of obtaining a third-party valuation of certain intangible assets.

Note 12—SUBSEQUENT EVENT—ISSUANCE OF COMMON STOCK

On May 9, 2002, the Company completed the sale of approximately 463 shares of newly issued common stock in a private placement transaction. The purchase price was $21.60 per share and resulted in gross proceeds of approximately $10,000.

Note 13—FUTURE ACCOUNTING PRONOUNCEMENTS

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

BUSINESS ACQUISITION

On April 22, 2002, the Company completed the acquisition of DOME imaging systems, inc. (“DOME”). DOME designs, manufactures and markets computer graphic imaging boards, flat panel displays and software for original equipment manufacturers in the medical field and other advanced image processing applications. As a result of the acquisition, the Company will be able to offer a broader range of medical display solutions which complements our medical business unit. The acquisition was accounted for as a purchase and, accordingly, the operations of DOME will be included in the consolidated financial statements after the date of acquisition. The total consideration paid or to be paid was $65.5 million which consisted of cash of $52.2 million, value of stock options assumed of $11.3 million, cash to be paid for stock options of $1.2 million and closing and related costs of $775,000. See Note 11-Subsequent Events Business Acquisitions in the Notes to Consolidated Financial Statements which is included in Item 1—Financial Statements in this report.

RESULTS OF OPERATIONS

Sales

The Company’s sales of $48.9 million in the second quarter of 2002 decreased $5.6 million or 10.3% as compared to $54.5 million in the second quarter of 2001. The decrease in sales was principally due to lower sales of $ 4.8 million and $11.0 million in the Industrial and Transportation markets, which decreased 27.3% and 68.7% respectively. Medical and Desktop sales increased by $325,000 and $9.9 million, respectively. Desktop sales increased 297.4% as compared to the second quarter of 2001. Sales in the Industrial market were lower and sales in the Medical market were flat due to the current economic conditions and due to softness across all applications as our customers continue to reduce their inventory levels. The decrease in sales in the Transportation market was primarily due to the exit from the military business and lower volumes in the vehicle market. Sales in the Desktop Monitor market have increased due to higher volumes and also due to increasing the number of resellers from the time we entered the market in October 2000. After adjusting for approximately $30.0 million of revenues related to the exited military businesses in fiscal 2001, and $15.0 million of revenues related to the acquisition of DOME, the Company’s revenue target for fiscal 2002 is $205.0 million. We expect our Desktop Monitor business will have sales of $45.0 to $50.0 million in fiscal 2002.

The Company’s sales of $89.6 million in the first six months of 2002 decreased $15.2 million or 14.5% as compared to $104.9 million in the first six months of 2001. The decrease in sales was principally due to lower sales of $9.8 million, $3.8 million and $18.8 million in the Industrial, Medical and Transportation segments, which decreased 28.1%, 10.5% and 64.0%, respectively. In the Desktop market segment sales increased by $17.2 million in the first six months of 2002 compared to the first six months of 2001. The increases and decreases were due to the same reasons as those noted above with respect to the second quarter of 2002.

International sales decreased by 7.6% to $13.2 million in the second quarter of 2002 as compared to $14.4 million recorded in the same quarter the prior year. International sales for the first six months of 2002 decreased by 9.4% to $24.0 million as compared to $26.5 million recorded in the comparable period a year ago. The decrease in international sales was due primarily to decreased sales in the industrial market segment. As a percentage of total sales, international sales decreased to 26.3% in the second quarter of 2002 as compared to 26.4% in same quarter for the prior year. For the first six months of 2002, international sales, as a percentage of total sales, were 26.7% as compared to 25.3% in the first six months of 2001. This decrease of international sales as a percentage of total sales is due to the sales growth in our desktop business which does not have an international component offset by the reduction of the military businesses which we exited in fiscal 2001.

Gross Profit

The Company’s gross margin as a percentage of sales decreased to 27.0% in the second quarter of 2002 from 31.2% in the second quarter of 2001. For the first six months of 2002, the Company’s gross margins were 28.6% as compared to 30.7% in the same period in the prior year. This decrease was primarily due to a lower percentage of total sales coming from the Medical, Industrial and Transportation markets and a higher percentage of total sales coming from the Desktop Monitor market which has lower gross margins. For the remainder of 2002, the Company expects gross margins to be approximately 32.0%.

Research and Development

Research and development expenses in the second quarter of 2002 were reduced by $104,000 or 3.7% to $2.7 million as compared to $2.8 million in the second quarter of 2001. Lower research and development expenses in the second quarter were due to lower personnel costs offset by continued investment in quantum programs and the development of new products. For the first six months of 2002, research and development expenses increased $453,000 or 9.3% to $5.3 million from $4.9 million in the first six months of the prior year. The increase was due primarily to continued investment in quantum projects and the development of new products.

Sales and Marketing

Sales and marketing expenses decreased $892,000 or 20.7% to $3.4 million in the second quarter of 2002 as compared to $4.3 million in the same quarter of the prior year. Sales and marketing expenses decreased $2.1 million or 25.1% to $6.3 million in the first six months of 2002 as compared to $8.4 million in the same period of the prior year. These decreases were primarily due to lower commissions on lower sales volumes and the savings related to the completion of the strategic change to a direct sales force offset by increased headcount and higher advertising expenses associated with our desktop monitor business. As a percentage of sales, sales and marketing expenses decreased to 7.0% in the second quarter of 2002 as compared to 7.9% in the second quarter of the prior year. As a percentage of sales, sales and marketing expenses declined to 7.0% in the first six months of 2002 as compared to 8.0% in the same period of the prior year.

General and Administrative

General and administrative expenses decreased $815,000 or 20.0% to $3.3 million in the second quarter of 2002 from $4.1 million in the same period from the prior year. General and administrative expenses decreased $1.4 million or 17.6 % to $6.4 million in the first six months of 2002 from $7.8 million in the same period of the prior year. The decreases in general and administrative expenses were primarily due to lower personnel costs and lower acquisition costs which were included in the prior year related to the acquisition of AllBrite Technologies, Inc. As a percentage of sales, general and administrative expenses decreased to 6.7% in the second quarter of 2002 from 7.5% in the same period from the prior year. For the first six months of 2002, general and administrative expenses, as a percentage of sales, decreased to 7.2% from 7.4% for the same period of the prior year.

Total Operating Expenses

Total operating expenses decreased $1.8 million or 16.2% to $9.4 million in the second quarter of 2002 from $11.2 million in the same period a year ago. For the first six months of 2002, total operating expenses decreased $3.0 million or 14.3% to $18.0 million from $21.0 million in the same period of the prior year. The Company believes that operating expenses will be approximately 21.0% of revenues in 2002. The Company will continue to increase its investments in sales and marketing and employee development in order to strengthen its focus on markets and customer intimacy.

Non-Recurring Charges

CRT Charges

During the third quarter of fiscal 2001, the Company made a decision to close its military CRT business. This business was a mature business, in which the customers had been converting to flat panel displays over the past few years. The Company received last time buy orders from customers and shipped all of those orders in the fourth quarter of fiscal 2001. The Company completed the closing of this business in the first quarter of fiscal 2002. As a result of this decision, the Company recorded non-recurring charges of $1.2 million, including charges for excess inventory, severance related to workforce reductions of 29 employees and lease cancellation costs. The inventory charge of $826,000 has been recorded as cost of sales and the remaining charges of $383,000 for severance charges and lease termination costs have been recorded as non-recurring charges in the Consolidated Statements of Operations in the third quarter of fiscal 2001. Cash of $85,000 is expected to be used in connection with the lease termination costs, which has not yet been paid.

Military AMLCD Charges

In the fourth quarter of fiscal year 2000, the Company made a decision to exit its unprofitable business of supplying high performance, full-color AMLCD flat panel displays for military avionics. As a result of this decision, the Company recorded non-recurring charges of $13.0 million, including charges primarily for excess inventory, recognition of losses on contracts which will not be fulfilled and the expected losses to be incurred in fulfilling the existing contracts, impairment of fixed assets and workforce reductions of 27 people. The Company has completed the fulfillment of existing contracts during the third quarter of fiscal year 2001. Other actions were substantially completed by the end of fiscal year 2001.

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

During the second quarter of 2002, the Company paid cash of $231,000 related to contractual liabilities, severance and lease termination costs. For the first six months of 2002, the cash paid was $708,000. The remaining amounts are expected to be paid by the end of fiscal year 2002.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. In the second quarter of 2002 net interest expense increased from $21,000 in the second quarter of the prior year to $171,000. Net interest expense for the first six months of 2002 increased from $100,000 in 2001 to $290,000 in fiscal 2002 due to lower interest income on cash and cash equivalents which was only partially offset by lower interest expense on decreased borrowings.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a loss of $29,000 in the second quarter of 2002, as compared to a loss of $47,000 in the second quarter of 2001. In the first six months of 2002, foreign currency gains and losses amounted to a loss of $31,000 as compared to a loss of $421,000 in the same period of the prior year. In the prior year, the U.S. dollar was weakening against the Finnish Markka. Fluctuations in the exchange rate subsequent to January 1, 2001 were mitigated by the adoption of the Company’s hedging strategy. The actual exchange rates at the end of September 2000 were 6.73, which decreased to 6.31 at the end of December 2000.

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

Provision for Income Taxes

The Company’s effective tax rate for the quarter ended March 29, 2002 was 34.0% and for the quarter ended March 30, 2001 was 33.0%. The differences between the effective tax rate and the federal statutory rate was due to state income taxes, permanent differences, research credits and the effects of the Company’s foreign tax rates.

Net Income

In the second quarter of fiscal 2002, net income was $2.4 million or $0.18 per diluted share. In the same quarter of the prior year, net income was $3.9 million or $0.30 per diluted share. For the first six months of fiscal 2002, net income was $4.8 million or $0.36 per diluted share as compared to $7.2 million or $0.55 in the comparable period of the prior year. The Company expects net income of $0.77 per diluted share in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.6 million in the first six months of 2002, which is the same as net cash provided by operating activities in the first six months of 2001. The net cash provided by operations of $2.6 million in the first six months of 2002 primarily related to the reduction of accounts receivable and increased depreciation and amortization which offset the decrease in accrued compensation and accounts payable as well as the increase in inventories and other current assets.

Additions to plant and equipment were $4.1 million in the first six months of 2002. The significant acquisitions during the first six months of 2002 were expenditures primarily related to additional costs associated with the ERP implementation and improvements to the information systems.

The Company entered into a new credit agreement on April 22, 2002. This agreement replaced the company’s existing lines of credit. The total borrowings are $40.0 million, which consists of a revolving loan of $25.0 million and a term loan of $15.0 million. The revolving loan is due in April 2004. The term loan is due in quarterly installments of $1.9 million. The loans bear interest at the Libor rate plus 200 basis points or the prime rate and are secured by substantially all assets of the Company. The interest rate can fluctuate quarterly based upon the actual leverage ratio between the lesser of the Libor rate plus 125 basis points or the prime rate and the greater of the Libor rate plus 325 basis points or the prime rate plus 50 basis The loans also include various financial covenants including a leverage ratio, a fixed charge coverage ratio, tangible net worth and capital expenditure limits. Borrowings outstanding under the equipment financing loans were $12.7 million and $13.7 million as of March 29, 2002 and September 28, 2001, respectively. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

On May 9, 2002, The Company completed the sale of approximately 463,000 shares of newly issued common stock in a private placement transaction. The purchase price was $21.60 per share and resulted in gross proceeds of approximately $10.0 million.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements, including statements regarding the Company’s expectations as to sales, gross margins, operating expenses and net income for fiscal 2002, that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the following: domestic and international business and economic conditions, changes in growth in the flat panel monitor industry, changes in customer demand or ordering patterns, changes in the competitive environment including pricing pressures or technological changes, continued success in technological advances, shortages of manufacturing capacities from our third party partners, final settlement of contractual liabilities, future production variables impacting excess inventory and other risk factors described below under “Outlook: Issues and Uncertainties”. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward- looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

Part II.    OTHER INFORMATION

Item 2.    Changes in Securities

(c)  During the second fiscal quarter of 2002, the Company sold securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) upon the exercise of certain stock options granted under the Company’s stock option plans. An aggregate of 21,344 shares of Common Stock was issued at exercise prices ranging from $2.50 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

Item 4.    Submission of Matters to a Vote of Shareholders

The Company’s 2002 Annual Meeting of Shareholders was held January 31, 2002, at which the following actions were taken by a vote of shareholders:

1.	The following nominees were elected as Directors by the votes and for the terms as indicated below:

Nominee	For	Withheld	Term Ending
Carl Neun	11,581,237	134,785	2005
Gregory H. Turnbull	11,581,617	134,405	2005
Steven E. Wynne	11,517,343	198,679	2005

2.	The proposal to approve the amendment to the Company’s 1994 Stock Incentive Plan by a vote of 11,347,470 to 123,368 (with 245,184 abstentions) was approved.

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

A significant slowdown in the demand for our customers’ products would adversely affect our business.

We generally do not sell products to end users. Instead, we design and manufacture various display solutions that our customers incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers’ products. Accordingly, we must identify industries that have significant growth potential and establish relationships with Original Equipment Manufacturers (OEMs) in those industries. Our failure to identify potential growth opportunities or establish relationships with OEMs in those industries would adversely affect our business. Our dependence on the success of the products of our customers exposes us to a variety of risks, including the following:

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

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and manufacturing new product solutions, including those implementing new technologies;

•	our ability to address the needs of our customers;

•	the quality, performance, reliability, features, ease of use, pricing and diversity of our product solutions;

•	foreign currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our product solutions;

•	the quality of our customer services;

•	our efficiency of production;

•	the rate at which customers incorporate our product solutions into their own products; and

•	product or technology introductions by our competitors.

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

Our reliance on Topvision and other contract manufacturers involves certain risks, including:

•	the lack of control over production capacity and delivery schedules;

•	limited control over quality assurance, manufacturing yields and production costs;

•	the risks associated with international commerce, including unexpected changes in legal and regulatory requirements, foreign currency fluctuations and changes in tariffs; and

•	trade policies and political and economic instability.

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

We sell flat panel AMLCD monitors in the desktop market The market for desktop monitors is highly competitive, subject to rapid technological change and subject to changes in consumer tastes and demand. Our failure to successfully monitor and control inventory levels or quickly respond to pricing changes, technological changes or changes in consumer tastes and demand could result in excess and obsolete inventories of our desktop monitor products which could adversely affect our business and operating results.

We face risks associated with international operations.

Our manufacturing, sales and distribution operations in Europe and Asia create a number of logistical and communications challenges. Our international operations also expose us to various economic, political and other risks, including the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	possible employee turnover or labor unrest;

•	lack of developed infrastructure;

•	the burdens and costs of compliance with a variety of foreign laws; and

•	political or economic instability in certain parts of the world.

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

The market price of our common stock has been subject to wide fluctuations. During the last twelve months, the closing market price of our stock has ranged from $12.375 to $32.00. The trading price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

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

2.1
Agreement and Plan of Merger dated as of March 18, 2002 by and among Planar Systems, Inc., DOME imaging systems, inc., Bone Doctor Acquisition Corporation and certain stockholders of DOME (incorporated by reference to the Company's Current Report on Form 8-K filed on May 3, 2002).

10.1
Stock Purchase Agreement dated April 22, 2002 by and among Planar Systems, Inc., Marlin E. Cobb, G. Richard Fryling II, Karen D. Miller and Peter M. Steven (incorporated by reference to the Company's Current Report on Form 8-K filed on May 3, 2002).

10.2
Credit Agreement dated April 22, 2002 by and among Planar Systems, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to the Company's Current Report on Form 8-K filed on May 3, 2002).

10.3	Securities Purchase Agreement dated May 9, 2002 by and among Planar Systems, Inc. and the Purchaser (incorporated by reference to the Company's Current Report on Form 8-K filed on May 9, 2002).

10.4	Registration Rights Agreement dated May 9, 2002 by and among Planar Systems, Inc. and the Purchaser (incorporated by reference to the Company's Current Report on Form 8-K filed on May 9, 2002).

(b)	Reports on Form 8-K:

The Company filed a report on Form 8-K on January 16, 2002 in which it reported the issuance of a press release announcing its financial results for the quarter ended December 28, 2001.

The Company filed a report on Form 8-K on March 19, 2002 in which it announced the signing of a definitive agreement to acquire DOME imaging systems, inc.

The Company filed a report on Form 8-K on April 4, 2002 in which it reported the issuance of a press release announcing its financial results for the quarter and six months ended March 29, 2002.

The Company filed a report on Form 8-K on May 3, 2002 in which it reported the acquisition of assets related to DOME imaging systems, inc. on April 22, 2002.

The Company filed a report on Form 8-K on May 9, 2002 in which it reported the issuance of common stock in a private placement transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: May 13, 2002	/S/ STEVEN J. BUHALY
Steven J. Buhaly Vice President and Chief Financial Officer