Form 10-Q
period 2002-06-28
PLANAR SYSTEMS INC
filed 2002-08-06
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended June 28, 2002

Commission File No. 0-23018

PLANAR SYSTEMS, INC.
(exact name of registrant as specified in its charter)

Oregon	93-0835396
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1195 NW Compton Dr., Beaverton, Oregon	97006
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (503) 690-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Number of common stock outstanding as of July 30, 2002
13,588,354 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Sales	$58,020	$52,447	$147,662	$157,305
Cost of sales	40,164	35,562	104,155	108,182

Gross profit	17,856	16,885	43,507	49,123
Operating expenses:
Research and development, net	3,766	3,430	9,075	8,286
Sales and marketing	4,298	4,640	10,567	13,010
General and administrative	3,510	3,445	9,923	11,224
Amortization of intangible assets	472	—	472	—
Non-recurring charges	2,258	(690)	2,258	(690)

Total operating expenses	14,304	10,825	32,295	31,830
Income from operations	3,552	6,060	11,212	17,293
Non-operating income (expense):
Interest, net	(614)	(153)	(904)	(253)
Foreign exchange, net	(85)	31	(116)	(390)

Net non-operating expense	(699)	(122)	(1,020)	(643)

Income before income taxes	2,853	5,938	10,192	16,650
Provision for income taxes	1,240	1,982	3,734	5,515

Net income	$1,613	$3,956	$6,458	$11,135

Basic net income per share	$0.12	$0.32	$0.51	$0.93
Average shares outstanding—basic	13,175	12,276	12,786	11,974
Diluted net income per share	$0.11	$0.30	$0.47	$0.86
Average shares outstanding—diluted	14,267	13,105	13,656	12,918

See accompanying notes to unaudited consolidated financial statements.

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 28, 2002	Sept. 28, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,767	$22,007
Accounts receivable	29,397	34,817
Inventories	31,972	23,192
Other current assets	7,766	5,989

Total current assets	102,902	86,005
Property, plant and equipment, net	36,266	35,460
Goodwill	49,579	3,428
Intangible assets	14,087	—
Other assets	12,068	11,307

	$214,902	$136,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,113	$8,981
Accrued compensation	4,938	7,096
Current portion of long-term debt and capital leases	9,773	2,019
Deferred revenue	928	478
Other current liabilities	6,561	8,145

Total current liabilities	29,313	26,719
Long-term debt and capital leases, less current portion	42,813	11,686
Other long-term liabilities	9,002	1,706

Total liabilities	81,128	40,111
Shareholders’ equity:
Common stock	116,953	87,803
Retained earnings	25,499	19,554
Accumulated other comprehensive loss	(8,678)	(11,268)

Total shareholders’ equity	133,774	96,089

	$214,902	$136,200

See accompanying notes to unaudited consolidated financial statements.

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	June 28, 2002	June 29, 2001
Cash flows from operating activities:
Net income	$6,458	$11,135
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,525	4,888
Amortization of excess market value of acquired net assets over purchase price	—	(120)
Non-recurring charges	2,258	(2,042)
Deferred taxes	17	(69)
Foreign exchange (gain) loss	116	(390)
(Increase) decrease in accounts receivable	7,469	(5,720)
Increase in inventories	(7,213)	(383)
(Increase) decrease in other current assets	1,887	(1,012)
Decrease in accounts payable	(1,622)	(447)
Increase (decrease) in accrued compensation	(1,761)	2,669
Increase (decrease) in deferred revenue	447	(534)
Increase (decrease) in other current liabilities	312	(1,247)

Net cash provided by operating activities	14,893	6,728
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,710)	(7,790)
Investment in a business	(52,216)	(1,533)
Increase in other long-term liabilities	480	493
Net purchases of long-term investments	(65)	(501)

Net cash used in investing activities	(56,511)	(9,331)
Cash flows from financing activities:
Net proceeds (payments) of long-term debt	38,509	(1,959)
Stock repurchase	(513)	—
Net proceeds from issuance of capital stock	18,009	5,445

Net cash provided by financing activities	56,005	3,486
Effect of exchange rate changes	(2,627)	196

Net increase in cash and cash equivalents	11,760	1,079
Cash and cash equivalents at beginning of period	22,007	16,456

Cash and cash equivalents at end of period	$33,767	$17,535

See accompanying notes to unaudited consolidated financial statements.

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1—BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 28, 2001.

Note 2—INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	June 28, 2002	September 28, 2001
	(Unaudited)
Raw materials	$16,568	$12,824
Work in process	3,079	3,652
Finished goods	12,325	6,716

	$31,972	$23,192

Inventory reserves for estimated inventory obsolescence were $4,246 and $2,997 as of June 28, 2002 and September 28, 2001, respectively. Included in cost of sales are $118 and $164 of charges related to inventory obsolescence reserves for the three month periods ended June 28, 2002, and June 29, 2001, respectively and $512 and $568 for the nine month periods ended June 28, 2002 and June 29, 2001, respectively.

Note 3—OTHER ASSETS

Included in other assets of $12,068 and $11,307 as of June 28, 2002 and September 28, 2001, respectively, are assets associated with equipment which had not been placed in service as of June 28, 2002 and September 28, 2001 in the amounts of $4,727 and $4,947, respectively.

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

	Three Months Ended		Nine Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June29, 2001
Research and development expense	4,171	3,999	10,740	10,997
Contract funding	(405)	(569)	(1,665)	(2,711)

Research and development, net	$3,766	$3,430	$9,075	$8,286

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)
(Unaudited)

Note 5—NON-RECURRING CHARGES

LCD CHARGES

Subsequent to the end of the third quarter of fiscal 2002, the Company announced its intent to close its LCD operation in Lake Mills, Wisconsin over the next twelve months with most of the closure to be completed by calendar year end. This is part of the Company’s strategy to move LCD production offshore. The Company currently has 145 employees at its Wisconsin facility and expects most of them to be laid off. The Company expects to record a non-recurring charge of $3,000 to $4,000, of which less than $1,000 will be cash. The charges will primarily consist of amounts for workforce reductions and the impairment of property, plant and equipment.

CRT CHARGES

During the third quarter of fiscal 2001, the Company made a decision to close its military CRT business. This business was a mature business, in which the customers had been converting to flat panel displays over the past few years. The Company received last time buy orders from customers and shipped all of those orders in the fourth quarter of fiscal 2001. The Company completed the closing of this business in the first quarter of fiscal 2002. As a result of this decision, the Company recorded non-recurring charges of $1,209, including charges for excess inventory, severance related to workforce reductions of 29 employees and lease cancellation costs. The inventory charge of $826 has been recorded as cost of sales and the remaining charges of $383 for severance charges and lease termination costs have been recorded as non-recurring charges in the Consolidated Statements of Operations in the third quarter of fiscal 2001. As of the end of the third quarter of 2002, cash of $51 is expected to be used in connection with the lease termination costs, which has not yet been paid.

MILITARY AMLCD CHARGES

In the fourth quarter of fiscal year 2000, the Company made a decision to exit its unprofitable business of supplying high performance, full-color AMLCD flat panel displays for military avionics. As a result of this decision, the Company recorded non-recurring charges of $12,963, including charges primarily for excess inventory, recognition of losses on contracts which will not be fulfilled and the expected losses to be incurred in fulfilling the existing contracts, impairment of fixed assets and workforce reductions of 27 people. The Company completed the fulfillment of existing contracts during the third quarter of fiscal year 2001. Other actions were substantially completed by the end of fiscal year 2001.

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

The non-recurring charges incurred affected the Company’s financial position as follows:

	Inventories	Fixed Assets	Accrued Compensation	Other Liabilities
Balance as of September 29, 2000	$—	$—	$405	$6,413
2001 Activity:
Additional charges (adjustments)	330	(100)	328	(2,023)
Cash paid out	—	—	(336)	(2,844)
Non-cash (write-offs) adjustments	(330)	100	—	(1,150)

Balance as of September 28, 2001	—	—	397	396
2002 Activity:
Cash paid out	—	—	(397)	(345)

Balance as of June 28, 2002	$—	$—	$—	$51

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)
(Unaudited)

During the third quarter of 2002, the Company paid cash of $34 related to lease termination costs. For the first nine months of 2002 the cash paid related to contractual liabilities, severance and lease termination costs was $742. The remaining amounts are expected to be paid by the end of fiscal year 2002.

Note 6—INCOME TAXES

The provision for income taxes has been recorded based upon the current estimate of the Company’s annual effective tax rate. This rate differs from the federal statutory rate primarily because of the provision for state income taxes, permanent differences, research credits and the effects of the Company’s foreign tax rates.

Note 7—NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 1,092 and 829 for the quarters ended June 28, 2002 and June 29, 2001, respectively, were used in the calculations of diluted earnings per share. Incremental shares of 870 and 944 for the nine month periods ended June 28, 2002 and June 29, 2001, respectively, were used in the calculations of diluted earnings per share.

Note 8—COMPREHENSIVE INCOME

Comprehensive income was $4,347 and $3,167 for the quarters ended June 28, 2002 and June 29, 2001, respectively. Comprehensive income for the nine month periods ended June 28, 2002 and June 29, 2001 was $9,010 and $7,620, respectively.

Note 9—BUSINESS SEGMENTS

The Company is organized based upon the markets for the products and services that it offers. Under this organizational structure, the Company operates in four main segments: Industrial, Medical, Transportation, and Desktop monitors. Industrial and Medical derive revenue primarily through the development, marketing and selling of electroluminescent displays, liquid crystal displays and color active matrix liquid crystal displays. Transportation presently derives revenue from the development, marketing and selling of electroluminescent displays, liquid crystal displays and color active matrix liquid crystal displays. In the past, Transportation also derived revenues from the development, marketing and selling of high performance taut shadow mask cathode ray tubes, which the Company discontinued in fiscal 2001. Desktop monitors derives revenue primarily through the marketing of color active matrix liquid crystal displays that are sold through distributors to end users.

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)
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

	3 months ended		9 months ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Net sales to external customers (by segment):
Medical	$21,777	$17,475	$53,958	$53,442
Industrial	13,134	18,096	38,227	53,003
Transportation	6,664	12,668	17,213	42,008
Desktop	16,445	4,208	38,264	8,852

Total sales	$58,020	$52,447	$147,662	$157,305

Operating income (loss):
Medical	$3,185	$502	$8,656	$3,574
Industrial	(620)	891	(1,332)	3,832
Transportation	2,265	3,185	4,603	8,465
Desktop	980	(560)	1,543	(620)
Non-recurring charges	(2,258)	2,042	(2,258)	2,042

Total operating income	$3,552	$6,060	$11,212	$17,293

Note 10—BORROWINGS

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

During the third quarter, the Company entered into a capital lease for the leasehold improvements in its new offices. Included in property, plant and equipment was $1,422 of assets under capitalized leases as of June 28, 2002. Future minimum rental payments under capital lease obligations at June 28, 2002 are as follows:

2002	$41
2003	246
2004	246
2005	246
2006	246
Thereafter	699

Total minimum lease payments	1,724
Less amounts representing interest	302

Present value of net minimum lease payments	1,422
Less current portion	246

Long-term portion of obligations	$1,176

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)
(Unaudited)

Note 11—BUSINESS ACQUISITIONS

On April 22, 2002, the Company completed the acquisition of DOME imaging systems, inc. (“DOME”). DOME designs, manufactures and markets computer graphic imaging boards, flat panel displays and software for original equipment manufacturers in the medical field and other advanced image processing applications. As a result of the acquisition, the Company is able to offer a broader range of medical display solutions which complements our medical business unit. The acquisition was accounted for as a purchase and, accordingly, the operations of DOME are included in the consolidated financial statements from the date of acquisition.

The total consideration paid was as follows:

Cash	$52,216
Value of stock options assumed	11,276
Cash to be paid for stock options	1,232
Closing and related costs	972

Total	$65,696

The Company assumed options to purchase approximately 621 shares of DOME stock. The options were valued using the Black-Scholes option pricing model with the following assumptions: expected life of 2 to 4 years; 0% dividend yield; 76.6% volatility and risk free interest rate of 5.1%. The cash to be paid for stock options relates to certain stock options that were assumed by the Company but which were not converted into a right to receive the Company’s stock upon exercise. These options were valued based on the number of such options multiplied by $7.38 per share, which was the purchase price per share in the acquisition.

The total purchase price of the acquisition was allocated as follows:

Net tangible assets acquired	$8,552
Identifiable intangible assets	14,559
In process research and development costs	2,258
Goodwill	46,151
Deferred tax liabilities	(5,824)

Total	$65,696

The net tangible assets are comprised of the following:

Cash	$504
Accounts receivable	8,361
Inventories	6,571
Other current assets	1,254

Total current assets	16,690
Property, plant and equipment	919
Other assets	149

Total assets	17,758
Accounts payable	4,648
Accrued expenses	4,527

Total current liabilities	9,175
Other long-term liabilities	31

Total liabilities	9,206

Net tangible assets	$8,552

The identifiable intangible assets consist primarily of developed technology and are being amortized over their estimated useful lives. The weighted average amortization period is approximately four years. During the third quarter, the Company recorded amortization of intangible assets of $472. The amortization expense is estimated to be $1,179, $2,830, $2,731, $2,213 and $1,680 in fiscal 2002 through 2006, respectively.

The in-process research and development costs of $2,258 were recorded as Non-recurring charges in the Consolidated Statement of Operations. These in-process research and development costs were written off at the date of acquisition in

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)
(Unaudited)

accordance with Financial Accounting Standards Board Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” These costs primarily relate to the development of a flat panel interface controller which is approximately 60% complete and is expected to be completed within the next year. The total estimated costs to complete are approximately $300. The value was determined by estimating the net cash flows from the sale of products from 2002 through 2011 resulting from the completion of the project, and discounting the net cash flows back to their present value using a risk adjusted discount rate of 25%. The estimated net cash flows from these products were based upon management’s estimates of related revenues, cost of sales, R&D costs, selling and marketing costs, general and administrative costs and income taxes.

Goodwill of $46,151 was recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired, principally due to the fair value of the revenue expected to be derived from future products and the value of the workforce acquired. Goodwill will not be amortized, but will be reviewed periodically for potential impairment. No amount of goodwill is expected to be deductible for tax purposes. The goodwill has been assigned to the medical business segment.

The following table reflects the unaudited combined results of the Company and DOME, as if the merger had taken place at the beginning of each period presented. The proforma information includes adjustments for the amortization of the intangible assets, the increased interest expense and the related tax effect of these adjustments. All periods exclude the $2,258 charge for in-process research and development costs. The proforma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	Three months ended		Nine months ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Revenue	$61,124	$58,844	$168,978	$175,403
Net income	$3,768	$4,354	$10,229	$12,011
Basic net income per share	$0.29	$0.35	$0.79	$0.99
Diluted net income per share	$0.26	$0.32	$0.74	$0.89

The purchase price and the related allocation are subject to further refinement and change as the Company has used estimates for the direct acquisition expenses incurred.

Note 12—ISSUANCE OF COMMON STOCK

On May 9, 2002, the Company completed the sale of approximately 463 shares of newly issued common stock in a private placement transaction. The purchase price was $21.60 per share and resulted in net proceeds of $9,471.

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

The FASB also issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“FAS 144”). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This new standard also supercedes certain aspects of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses

PLANAR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)
(Unaudited)

from discontinued operations to be reported in the period incurred (rather than on the measurement date as required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment. This statement is required to be adopted for fiscal years beginning after December 15, 2001 and interim periods within that fiscal year. The Company has not yet determined the impact that this standard will have on its results of operations or its financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“FAS 146”). FAS 146 changes the way a Company will report the expenses related to restructuring. FAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002 and will impact the Company on a prospective basis after that date.

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

BUSINESS ACQUISITION

On April 22, 2002, the Company completed the acquisition of DOME imaging systems, inc. (“DOME”). DOME designs, manufactures and markets computer graphic imaging boards, flat panel displays and software for original equipment manufacturers and end users in the medical field and other advanced image processing applications. As a result of the acquisition, the Company will be able to offer a broader range of medical display solutions which complements our medical business unit. The acquisition was accounted for as a purchase and, accordingly, the operations of DOME have been included in the consolidated financial statements from the date of acquisition. The total consideration paid was $65.7 million which consisted of cash of $52.2 million, value of stock options assumed of $11.3 million, cash to be paid for stock options of $1.2 million and closing and related costs of $1.0 million. Included in operating expenses is the amortization of intangible assets of $472,000 during the third quarter. In addition, the Company recorded a non-recurring charge of $2.3 million in the third quarter related to in-process research and development costs. See Note 11—Business Acquisitions in the Notes to Consolidated Financial Statements which is included in Item 1—Financial Statements in this report.

RESULTS OF OPERATIONS

Sales

The Company’s sales of $58.0 million in the third quarter of 2002 increased $5.6 million or 10.6% as compared to $52.4 million in the third quarter of 2001. The increase in sales was principally due to higher sales of $4.3 million and $12.2 million in the Medical and Desktop markets, which increased 24.6% and 290.8%, respectively. Industrial and Transportation sales decreased by $5.0 million and $6.0 million or 27.4% and 47.4%, respectively. The increase in sales in the Medical market was due to the acquisition of Dome in the third quarter of this fiscal year. Sales in the Desktop Monitor market have increased due to higher volumes and also due to increasing the number of resellers from the time we entered the market in October 2000. Sales in the Industrial market were lower due to the current economic conditions and due to softness across all applications. The decrease in sales in the Transportation market was primarily due to the exit from the military business and lower volumes in the vehicle market. After adjusting for approximately $30.0 million of revenues related to the exited military businesses in fiscal 2001 and the increased revenues related to the acquisition of DOME, the Company expects revenue for fiscal 2002 of approximately $205.0 million.

The Company’s sales of $147.7 million in the first nine months of 2002 decreased $9.6 million or 6.1% as compared to $157.3 million in the first nine months of 2001. The decrease in sales was principally due to lower sales of $14.8 million and $24.8 million in the Industrial and Transportation segments, which decreased 27.9% and 59.0%, respectively. Sales in the Medical market for the first nine months of 2002 were $516,000 higher than in the same period of the prior year. In the Desktop market segment sales increased by $29.4 million in the first nine months of 2002 compared to the first nine months of 2001. The increases and decreases were due to the same reasons as those noted above with respect to the third quarter of 2002.

International sales were flat at $12.0 million in the third quarter of 2002 as compared to $11.9 million recorded in the same quarter the prior year. International sales for the first nine months of 2002 decreased by 6.3% to $36.0 million as compared to $38.4 million recorded in the comparable period a year ago. The decrease in international sales was due primarily to decreased sales in the industrial market segment. As a percentage of total sales, international sales decreased to 20.6% in the third quarter of 2002 as compared to 22.6% in same quarter for the prior year. This decrease in international sales as a percentage of total sales is due to the sales growth in our desktop business which does not have an international component offset by the reduction of the military businesses which we exited in fiscal 2001. For the first nine months of fiscal 2002, international sales, as a percentage of total sales, were flat at 24.4% as compared to the first nine months of fiscal 2001.

Gross Profit

The Company’s gross margin as a percentage of sales decreased to 30.8% in the third quarter of 2002 from 32.2% in the third quarter of 2001. For the first nine months of 2002, the Company’s gross margins were 29.5% as compared to 31.2% in the same period in the prior year. This decrease was primarily due to a lower percentage of total sales coming from the Medical, Industrial and Transportation markets and a higher percentage of total sales coming from the Desktop Monitor market which has lower gross margins which has been offset by the higher gross margins associated with products acquired in the acquisition of DOME in the third quarter of this year. Also included in the prior years gross margin was a net gain of $1.4 million in non-recurring charges during the third quarter offset by a $750,000 charge for the anticipated settlement of an outstanding contractual dispute. Desktop monitor sales as a percentage of total sales has declined in the third quarter of 2002 as a result of the Dome acquisition. For the remainder of 2002, the Company expects gross margins to be approximately 30.0%.

Research and Development

Research and development expenses in the third quarter of 2002 increased by $336,000 or 9.8% to $3.8 million as compared to $3.4 million in the third quarter of 2001. Higher research and development expenses in the third quarter reflect continued investment in the development of new products and the additional product development expenses related to the Dome acquisition offset by lower personnel costs and lower contract funding as compared to the same period in the prior year. For the first nine months of 2002, research and development expenses increased $789,000 or 9.5% to $9.1 million from $8.3 million in the first nine months of the prior year. The increase was due primarily to continued investment in quantum projects, the development of new products and lower contract funding as compared to the same period in the prior year.

Sales and Marketing

Sales and marketing expenses decreased $342,000 or 7.4% to $4.3 million in the third quarter of 2002 as compared to $4.6 million in the same quarter of the prior year. Sales and marketing expenses decreased $2.4 million or 18.8% to $10.6 million in the first nine months of 2002 as compared to $13.0 million in the same period of the prior year. These decreases were primarily due to lower commissions on lower sales volumes and the savings related to the completion of the strategic change to a direct sales force offset by increased headcount and higher advertising expenses associated with our desktop monitor business. As a percentage of sales, sales and marketing expenses decreased to 7.4% in the third quarter of 2002 as compared to 8.8% in the third quarter of the prior year. As a percentage of sales, sales and marketing expenses declined to 7.2% in the first nine months of 2002 as compared to 8.3% in the same period of the prior year.

General and Administrative

General and administrative expenses were flat at $3.5 million in the third quarter of 2002 as compared to the same period from the prior year. General and administrative expenses decreased $1.3 million or 11.6 % to $9.9 million in the first nine months of 2002 from $11.2 million in the same period of the prior year. The decreases in general and administrative expenses were primarily due to lower personnel costs and lower acquisition costs which were included in the prior year related to the acquisition of AllBrite Technologies, Inc. offset by increased general and administrative expenses related to the DOME operations. As a percentage of sales, general and administrative expenses decreased to 6.0% in the third quarter of 2002 from 6.6% in the same period from the prior year. For the first nine months of 2002, general and administrative expenses, as a percentage of sales, decreased to 6.7% from 7.1% for the same period of the prior year.

Total Operating Expenses

Total operating expenses increased $3.5 million or 32.1% to $14.3 million in the third quarter of 2002 from $10.8 million in the same period a year ago. For the first nine months of 2002, total operating expenses increased $465,000 or 1.5% to $32.3 million from $31.8 million in the same period of the prior year. The Company believes that operating expenses will be approximately 21.0% of revenues in 2002 excluding the charge of $2.3 million related to in-process research and development costs. The Company will continue to increase its investments in sales and marketing and employee development in order to strengthen its focus on markets and customer intimacy. In addition, the total operating expenses include additional expenses for the amortization of intangible assets related to the DOME acquisition.

Non-Recurring Charges

LCD Charges

Subsequent to the end of the third quarter of fiscal 2002, the Company announced its intent to close its LCD operation in Lake Mills, Wisconsin over the next twelve months with most of the closure to be completed by calendar year end. This is part of the Company’s strategy to move LCD production offshore. The Company currently has 145 employees at its Wisconsin facility and expects most of them to be laid-off. The Company expects to record a non-recurring charge of $3.0 million to $4.0 million of which less than $1.0 million will be cash. The charges will primarily consist of amounts for workforce reductions and the impairment of property, plant and equipment. This specific outcome is only part of our ongoing consideration of options for all of the Company’s manufacturing activities. Other such efforts are underway, including an evaluation of the effective capacity of our two EL factories prompted by improved yields at both sites, end-of-life for certain low-volume products, and the long-term transition from EL to color technologies.

`14

CRT Charges

During the third quarter of fiscal 2001, the Company made a decision to close its military CRT business. This business was a mature business, in which the customers had been converting to flat panel displays over the past few years. The Company received last time buy orders from customers and shipped all of those orders in the fourth quarter of fiscal 2001. The Company completed the closing of this business in the first quarter of fiscal 2002. As a result of this decision, the Company recorded non-recurring charges of $1.2 million, including charges for excess inventory, severance related to workforce reductions of 29 employees and lease cancellation costs. The inventory charge of $826,000 has been recorded as cost of sales and the remaining charges of $383,000 for severance charges and lease termination costs have been recorded as non-recurring charges in the Consolidated Statements of Operations in the third quarter of fiscal 2001. Cash of $51,000 is expected to be used in connection with the lease termination costs, which has not yet been paid.

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

During the third quarter of 2002, the Company paid cash of $34,000 related to lease termination costs. For the first nine months of 2002, the cash paid related to contractual liabilities, severance and lease termination costs was $742,000. The remaining amounts are expected to be paid by the end of fiscal year 2002.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. In the third quarter of 2002 net interest expense increased from $153,000 in the third quarter of the prior year to $614,000 due to increased borrowings associated with the acquisition of DOME imaging systems, inc. Net interest expense for the first nine months of 2002 increased from $253,000 in 2001 to $904,000 in fiscal 2002 due to increased borrowings.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a loss of $85,000 in the third quarter of 2002, as compared to a gain of $31,000 in the third quarter of 2001. In the first nine months of 2002, foreign currency gains and losses amounted to a loss of $116,000 as compared to a loss of $390,000 in the same period of the prior year. In the prior year, the U.S. dollar was weakening against the Finnish Markka. Fluctuations in the exchange rate subsequent to January 1, 2001 were mitigated by the adoption of the Company’s hedging strategy. The actual exchange rates at the end of September 2000 were 6.73, which decreased to 6.31 at the end of December 2000.

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

Provision for Income Taxes

The Company’s effective tax rate for the quarter ended June 28, 2002 was 43.5% and for the quarter ended June 29, 2001 was 33.4%. The differences between the effective tax rate and the federal statutory rate was due to state income taxes, permanent differences, the in-process research and development charge, research credits and the effects of the Company’s foreign tax rates. The Company believes that the effective tax rate for 2002 will be 30.0%. The estimated effective tax rate for fiscal 2002 has been reduced from 34.0% to 30.0% due to the anticipated charge for the closure of the Lake Mills, Wisconsin operations. Since the decision to close the operation was made before the filing of this Form 10-Q, the Company is required to include this information in estimating the annual effective tax rate. The result of this is a reduction of $498,000 in the provision for income taxes in the third quarter. The charge of $2.3 million for the in-process research and development is not tax deductible and has been added back to income before taxes for the purpose of calculating the provision for income taxes.

Net Income

In the third quarter of fiscal 2002, net income was $1.6 million or $0.11 per diluted share. In the same quarter of the prior year, net income was $ 4.0 million or $0.30 per diluted share. For the first nine months of fiscal 2002, net income was $6.5 million or $0.47 per diluted share as compared to $11.1 million or $0.86 per diluted share in the comparable period of the prior year. The Company expects net income of $0.72 per diluted share in fiscal 2002 excluding the anticipated charges related to closing the Lake Mills, Wisconsin operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $14.9 million in the first nine months of 2002 and net cash provided by operating activities was $6.7 million in the first nine months of 2001. The net cash provided by operations of $14.9 million in the first nine months of 2002 primarily related to the reduction of accounts receivable, depreciation and amortization, a non-recurring non-cash charge and a decrease in other current assets offset by an increase in inventories, and the decreases in accrued compensation and accounts payable.

Additions to plant and equipment were $4.7 million in the first nine months of 2002. The significant acquisitions during the first nine months of 2002 were expenditures primarily related to additional costs associated with the ERP implementation, the leasehold improvements in a new office and improvements to the information systems. Cash used in the acquisition of DOME was provided by increased long-term borrowings and the proceeds from the issuance of common stock.

The Company entered into a new credit agreement on April 22, 2002. This agreement replaced the company’s existing lines of credit. The total borrowings are $40.0 million, which consists of a revolving loan of $25.0 million and a term loan of $15.0 million. The revolving loan is due in April 2004. The term loan is due in quarterly installments of $1.9 million. The loans bear interest at the Libor rate plus 200 basis points or the prime rate and are secured by substantially all assets of the Company. The interest rate can fluctuate quarterly based upon the actual leverage ratio between the lesser of the Libor rate plus 125 basis points or the prime rate and the greater of the Libor rate plus 325 basis points or the prime rate plus 50 basis The loans also include various financial covenants including a leverage ratio, a fixed charge coverage ratio, tangible net worth and capital expenditure limits. Borrowings outstanding under the equipment financing loans were $12.2 million and $13.7 million as of June 28, 2002 and September 28, 2001, respectively. The Company also entered into a capital lease during the third quarter for the leasehold improvements in the new offices. The total minimum lease payments are $1.7 million which are payable over seven years. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

During the third quarter, the Company completed the sale of approximately 463,000 shares of newly issued common stock in a private placement transaction. The purchase price was $21.60 per share and resulted in net proceeds of $9.5 million.

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

Interest expense is affected by the general level of U.S. interest rates and/or LIBOR. Increases in interest expense resulting from an increase in interest rates would be partially offset by an increase in interest earned on the Company’s investments.

The Euro is the functional currency of the Company’s subsidiary in Finland. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintains open contracts of approximately $9.6 million. If rates shifted dramatically, the Company believes it would not be materially impacted. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. dollar. If foreign exchange rates were to weaken against the U.S. dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements, including statements regarding the Company’s expectations as to sales, gross margins, operating expenses, the effective tax rate and net income for fiscal 2002, that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the following: domestic and international business and economic conditions, changes in growth in the flat panel monitor industry, changes in customer demand or ordering patterns, changes in the competitive environment including pricing pressures or technological changes, continued success in technological advances, shortages of manufacturing capacities from our third party partners, final settlement of contractual liabilities, future production variables impacting excess inventory and other risk factors described below under “Outlook: Issues and Uncertainties”. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward- looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities

(c)  During the third fiscal quarter of 2002, the Company sold securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) upon the exercise of certain stock options granted under the Company’s stock option plans. An aggregate of 10,835 shares of Common Stock was issued at exercise prices ranging from $2.50 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

On May 9, 2002, the Company completed the sale of 462,963 shares of newly issued common stock to an accredited investor in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. The purchase price was $21.60 per share and resulted in net proceeds of approximately $9,471,000. The Company has filed a registration statement with the Securities and Exchange Commission covering the resale of the securities issued in the private placement.

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

Our failure to address these risks may have a material adverse effect on our business, financial condition and results of operations.

We are subject to lengthy development periods and product acceptance cycles.

We generally sell our displays to OEMs, which then incorporate them into the products they sell. OEMs make the determination during their product development programs whether to incorporate our displays or pursue other alternatives. This requires us to make significant investments of time and capital in the custom design of display modules well before our customers introduce their products incorporating these displays and before we can be sure that we will generate any significant sales to our customers or even recover our investment. During a customer’s entire product development process, we face the risk that our display will fail to meet our customer’s technical, performance, or cost requirements or will be replaced by a competing product or alternative technological solution. Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events would adversely affect our business, financial condition and results of operations.

We do not have long-term purchase commitments from our customers.

Our customers generally do not provide us with firm, long-term volume purchase commitments. Although we have begun to enter into more longer term supply contracts with our customers, our business is generally characterized by short-term purchase orders. We typically plan our production and inventory levels based on internal forecasts of customer demand which rely in part on nonbinding forecasts provided by our customers. As a result, our noncancellable backlog generally does not exceed three or four months, which makes forecasting our revenues difficult. Inaccuracies in our forecast as a result of changes in customer demand or otherwise may result in our holding excess and obsolete inventory or having unabsorbed manufacturing overhead. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements could have a material adverse affect on our business, financial condition and results of operations. We have experienced such problems in the past and may experience such problems in the future.

We face intense competition.

The market for information displays is highly competitive, and we expect this to continue. We believe that over time this competition will have the effect of reducing average selling prices of our flat panel displays. Certain of our competitors have substantially greater name recognition and financial, technical, marketing and other resources than we do. In addition, certain of our competitors have made and continue to make significant investments in the construction of manufacturing facilities for AMLCDs and other advanced displays. We cannot assure you that our competitors will not succeed in developing or marketing products that would render our products obsolete or noncompetitive. To the extent we are unable to compete effectively against our competitors, whether due to such practices or otherwise, our business, financial condition and results of operations would be materially adversely affected.

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

        We depend on Topvision Display Technologies, Inc., which is located in Taiwan, for the manufacture of the displays that we sell in the medical monitor and desktop monitor markets. We also rely on certain other contract manufacturing operations in Asia for the manufacture of circuit boards and other components and the manufacture and assembly of certain of our products. We do not have a long-term supply contract with Topvision or the other Asian contract manufacturers on which we rely. If Topvision were to terminate its arrangements with us or become unable to provide these displays to us on a timely basis, we would be unable to sell our medical monitor and desktop monitor products until alternative manufacturing arrangements could be made. If one or more of the other contract manufacturers on which we rely were to terminate its arrangements with us or become unable to provide products or services to us, our ability to sell certain products would be impaired until alternative arrangements could be made. Furthermore, we cannot assure you that we would be able to establish replacement manufacturing or assembly arrangements and relationships on acceptable terms, which could have a material adverse effect on our business, financial conditions and results of operation. We are continuing to evaluate the possibility of moving the production of certain products to contract manufacturers, which could be either domestic or offshore. As more products are moved to production with contract manufacturers, the actions could result in excess capacity or idle facilities, which would materially adversely affect our results of operations.

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

Our inability to maintain high levels of productivity or to satisfy delivery schedules at our manufacturing facilities would adversely affect our operating results. The design and manufacture of our displays involves highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. At times we have experienced lower than anticipated manufacturing yields and lengthening of delivery schedules and may experience such problems in the future, particularly with respect to new products or technologies. Any such problems could have a material adverse effect on our business, financial condition and results of operations.

Our continued success depends on the development of new products and technologies.

Our future results of operations will depend in part on our ability to improve and market our existing products and to successfully develop, manufacture and market new products. If we are not able to continue to improve and market our existing products, develop and market new products and continue to make technological developments, our products or technology could become obsolete or noncompetitive. New products and markets, by their nature, present significant risks of failure. Even if we are successful in developing new products, new products typically result in pressure on gross margins during the initial phases as costs of manufacturing start-up activities are spread over lower initial sales volumes. We have experienced lower than expected yields with respect to new products and processes in the past. These low yields have a negative impact on gross margins. In addition, customer relationships can be negatively impacted due to production problems and late delivery of shipments.

A portion of our display products rely on EL technology, which currently constitutes only a small portion of the information display market. Our future success will depend in part upon increased market acceptance of existing EL, PMLCD and AMLCD technologies and other future technological developments. Some of our competitors are investing substantial resources in the development and manufacture of displays using a number of alternative technologies. If these efforts result in the development of products that offer significant advantages over our products, and we are unable to improve our technology or develop or acquire an alternative technology that is more competitive, our business, financial condition and results of operations will be adversely affected.

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

Our research and development efforts with respect to new technologies may not result in customer or widespread market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, competitive cost issues, yield problems and other factors. For example, our publicly announced Photonics quantum project now faces significant difficulty due to adverse developments in the telecommunications market. Even when we successfully complete a research and development effort with respect to a particular technology, our customers may determine not to introduce or may terminate products utilizing the technology for a variety of reasons, including the following:

•	difficulties with other suppliers of components for the products;

•	superior technologies developed by our competitors;

•	price considerations;

•	lack of anticipated or actual market demand for the products; and

•	unfavorable comparisons with products introduced by others.

Our efforts to sell desktop monitors in the end-user market may not be successful.

We recently began selling flat panel AMLCD monitors in the desktop market. We generally have not sold our products in end-user markets and have entered into arrangements with a number of large computer retailers to market our desktop monitor products. The market for desktop monitors is highly competitive, subject to rapid technological change and subject to changes in consumer tastes and demand. Our failure to successfully monitor and control inventory levels or quickly respond to pricing changes, technological changes or changes in consumer tastes and demand could result in excess and obsolete inventories of our desktop monitor products which could adversely affect our business, financial condition and results of operations.

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

Third parties could claim that we are infringing their patents or other intellectual property rights. In the event that a third party alleges that we are infringing its rights, we may not be able to obtain licenses on commercially reasonable terms from the third party, if at all, or the third party may commence litigation against us. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect our business, financial condition and results of operations.

The market price of our common stock may be volatile.

The market price of our common stock has been subject to wide fluctuations. During the last twelve months, the closing market price of our stock has ranged from $14.54 to $30.00. The trading price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

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

To remain competitive, we must continue to make significant investments in research and development, equipment and facilities. From time to time, we pursue research and development of new technologies and products. Some of these projects can result in significant expenditures for materials, labor and overhead, and there are no guarantees that these new technologies or products will result in future revenues which would materially adversely affect our operating results. As a result of the increase in fixed costs and operating expenses related to these capital expenditures, our failure to increase sufficiently our net sales to offset these increased costs would adversely affect our operating results.

From time to time, we may seek additional equity or debt financing to provide for the capital expenditures and working capital required to maintain or expand our design and production facilities and equipment. We cannot predict the timing or amount of any such capital requirements at this time. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results. Debt financing is often subject to financial covenants such as leverage ratio, fixed charge coverage ratio, tangible net worth and capital expenditure limits. As these financial ratios change, they could impact the interest rates on the related debt. Equity financing could result in additional dilution to existing stockholders.

We may pursue acquisitions and investments that could adversely affect our business.

In the past we have made, and in the future we may make, acquisitions of and investments in businesses, products and technologies that are intended to complement our business, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock, incur substantial debt, or assume contingent liabilities. Any acquisitions that we undertake, including our recent acquisitions of DOME imaging systems, inc. and AllBrite Technologies, Inc., could be difficult to integrate, disrupt our business, dilute shareholder value and harm our operating results. Any such acquisitions also involve numerous risks, including the following:

•	problems assimilating the purchased operations, technologies, or products

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core or existing businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of purchased organizations.

We cannot assure you that we would be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could adversely affect our business, financial condition and results of operations.

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits:

2.1
Agreement and Plan of Merger dated as of March 18, 2002 by and among Planar Systems, Inc., DOME imaging systems, inc., Bone Doctor Acquisition Corporation and certain stockholders of DOME (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2002).

10.1
Stock Purchase Agreement dated April 22, 2002 by and among Planar Systems, Inc., Marlin E. Cobb, G. Richard Fryling II, Karen D. Miller and Peter M. Steven (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2002).

10.2
Credit Agreement dated April 22, 2002 by and among Planar Systems, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2002).

10.3	Securities Purchase Agreement dated May 9, 2002 by and among Planar Systems, Inc. and the Purchaser (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2002).

10.4	Registration Rights Agreement dated May 9, 2002 by and among Planar Systems, Inc. and the Purchaser (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2002).

10.5	Master Equipment Lease dated June 24, 2002 between The Fifth Third Leasing Company and Planar Systems, Inc.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

The Company filed a report on Form 8-K on April 4, 2002 in which it reported the issuance of a press release announcing its financial results for the quarter and six months ended March 29, 2002.

The Company filed a report on Form 8-K on May 3, 2002 in which it reported the acquisition of DOME imaging systems, inc. on April 22, 2002.

The Company filed a report on Form 8-K on May 9, 2002 in which it reported the issuance of common stock in a private placement transaction.

The Company filed a report on Form 8-K/A on July 1, 2002 in which it reported the financial statements and exhibits relating to the acquisition of DOME imaging systems, inc. on April 22, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

By:	/s/ STEVEN J. BUHALY
Steven J. Buhaly Vice President and Chief Financial Officer

DATE:    August 6, 2002