Form 10-K
period 2002-09-27
PLANAR SYSTEMS INC
filed 2002-12-23
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2002Commission File No 0-23018

PLANAR SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Oregon	93-0835396
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1195 NW Compton Drive
Beaverton, OR 97006
(Address of principle executive offices, including zip code)

(503) 748-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of December 11, 2002
Aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing bid price of such stock:	$270,306,635
Number of shares of Common Stock outstanding:	13,932,714

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on January 30, 2003, are incorporated by reference into Part III of this report.

Part I

Item 1.

BUSINESS

Planar Systems, Inc. (Planar) is a leading developer, manufacturer and marketer of high-performance electronic display systems. The Company’s products range from display components to stand-alone display systems built for specific market applications. Technology used in the Company’s products include its proprietary electroluminescent (EL) flat-panel displays, active matrix liquid crystal displays (AMLCDs), passive matrix liquid crystal displays (PMLCD), and plasma display panels (PDPs). The Company manufactures EL and PMLCD displays and sources other display components from a global network of manufacturers.

The company’s products are used in a wide variety of medical, industrial, and commercial applications. The Company competes on a global basis with development, manufacturing and marketing operations in both the United States and Europe. Major customers include Philips, Gilbarco, Datex Ohmeda, Siemens, GE Medical, DataScope, Diebold, Kodak, Allen Bradley, Dell and CDW.

Industry Background

The information display industry is undergoing significant changes as the proliferation of networked devices is increasing the requirements for the display of text and graphic information. Many devices are located in challenging environments, such as outdoors, in vehicles, in portable instruments and in healthcare institutions, requiring specialized displays with high-performance attributes.

Cathode-ray tube (CRT) displays have been the dominant display technology for decades. But CRTs tend to be bulky, fragile, and require substantial amounts of power to operate. Various flat-screen technologies, with high performance and greater versatility due to improved form factor, are displacing CRTs.

There are several display technologies currently in development or commercially available, including various forms of liquid crystal, gas plasma and EL displays. The principal differentiators among flat-panel display technologies are commercial availability, ruggedness, durability, price, size, color capability, design flexibility and power consumption.

Electroluminescent—Planar’s proprietary EL display technology is a monochrome, solid-state device with a thin-film luminescent layer sandwiched between transparent dielectric (insulator) layers and a matrix of row and column electrodes deposited on a single glass substrate. A circuit board, with control and drive components mounted within the same area as the viewing area on the glass panel, is connected to the back of the glass substrate using various interconnect technologies. The result is a flat, compact, reliable and rugged display device.

Passive Matrix LCD—PMLCDs modulate light (which is either reflected or transmitted) by applying a voltage to a liquid crystal material placed between two glass plates. These are typically monochrome displays.

Active Matrix LCD—AMLCD screens incorporate the PMLCD technology plus add a transistor at every pixel location. This allows each pixel to be turned on and off independently which increases the image quality, response time and side-to-side viewing angle of the display. These are typically color displays.

Plasma—Gas plasma creates a visible image by ionizing a gas contained between two glass plates. The ionized gas emits an ultra-violet light, which excites phosphors and emit visible light. PDPs generally have higher power consumption requirements than other display technologies but may provide the most cost-effective solution for full-color, large format displays.

Other—There is a wide diversity of new technologies constantly under development by a variety of companies in the display industry with the objective of bringing viable technologies into commercialization. Some of the more visible efforts include ferroelectric LCDs, electrophoretic displays, organic light emitting diodes (OLEDs) and various forms of projection displays.

Planar manufactures EL displays in factories in Oregon and Finland, and has announced its intention to consolidate all EL manufacturing at its Finland plant. Planar has manufactured PMLCD displays at its Wisconsin facility, and has announced its intention to close that plant and source PMLCD components from Asian manufacturers. For all other display technology components, both those currently in wide use and those that may yet reach commercial viability, Planar maintains a large and versatile network of suppliers.

Markets

The Company is currently serving the following market segments:

Medical—Planar display components are embedded in a wide range of diagnostic and therapeutic equipment, including defibrillators, anesthesia systems, ventilators, infusion pumps, picture archiving and communication systems and blood analyzers. But an increasing portion of the Company’s medical business is comprised of stand-alone display systems, including medically certified monitors and medically certified workstations. Most of Planar’s medical business is through products that feature the Company’s brand, but it also supplies display sub-systems and components to OEM’s. The Company believes that its displays provide superior display quality and reliability for crucial medical applications.

Industrial—Planar displays are used in a wide range of industrial environments, process control equipment, vehicle control systems, mobile information systems, communications equipment, gas pumps, ticketing machines and other outdoor kiosk applications. Reliability, ruggedness, temperature tolerance, optical attributes and custom form factor distinguish the Company’s solutions used in these challenging environments. With its industrial customers, the Company specializes in collaborative relationships to develop custom designs specific for particular applications. While the industrial market is closely correlated with overall economic activity, the Company believes there is significant and ongoing demand for specialized displays in industrial equipment. Prior to fiscal 2003, the Company had reported separately the Industrial and Transportation segments, which were combined at the beginning of fiscal 2003.

Commercial—The Company markets a line of Planar-branded monitors through leading online retailers who primarily serve the business market. Flat-panel monitors provide an alternative to bulky, inefficient CRTs on the desktop. The Company believes the performance attributes and declining costs of flat-panel displays will continue to cause a widespread transition from CRT monitors to flat-panels for home and office use.

Products

The Company offers a variety of displays and display systems in a wide range of resolutions, formats, viewing areas and technologies. These can be classified in two primary product lines:

Flat-Panel Display Components—This product line includes monochrome EL, AMLCD and PMLCD displays. These are marketed to OEMs for integration into their products.

Value-added Display Solutions—The Company incorporates a variety of display components into systems and sub-systems that include such attributes as enhanced ruggedness, special mounting systems, peripheral devices, enhanced product design, local computing capability or special packaging. These products are typically designed for specific market applications. The Company differentiates its services through the development of close business relationships with its customers and channel partners.

Research, Development and Product Engineering

The Company believes that a significant level of investment in research, development and product engineering is required to maintain market leadership. Total expenses were $15.1 million, $15.1 million and $14.3 million for the fiscal years 2002, 2001, and 2000, respectively, for research, development, and product engineering. These expenses were partially offset by contract funding from both government agencies (in the United States and Finland) and private sector companies of $2.2 million, $4.0 million and $3.8 million in fiscal years 2002, 2001, and 2000, respectively. Research and development expenses of the Company are primarily related to the commercialization of display technologies, new drive architectures and fundamental process improvements. Product engineering expenses are directly related to the design, prototyping and release to production of new Company products. Research, development and product engineering expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses and other costs associated with the Company’s ongoing efforts to develop new products, processes and enhancements.

Manufacturing

The Company operates EL manufacturing facilities in Oregon and Finland. These facilities produce a wide range of display types and sizes from 1” x 4” to 12” x 14”. In August 2002, the Company announced its intention to close its Oregon EL plant during fiscal 2003 and consolidate all EL production in its Finland plant. The Company believes production volumes and quality necessary to meet forecast demand are achievable from the single plant.

The Company’s facility in Wisconsin has produced PMLCD display components in a wide range of types and sizes. In July 2002, the Company announced its intention to close its Wisconsin plant during fiscal 2003. The Company has worked closely with a manufacturing partner in China, transferring process knowledge critical for the manufacture of wide-temperature PMLCD components.

The Company continues to shift manufacturing and assembly capacities to offshore partners, and many of its products are now produced entirely by a closely managed network of suppliers. The Company has an investment in a Taiwan-based company that manufactures stand-alone, flat-panel monitors for Planar, but also acquires displays and components from a number of other vendors. Planar’s effective management of its global supply chain is an important competency.

The Company’s manufacturing operations consist of the procurement and inspection of components, manufacture of the display, final assembly of all components and extensive testing of finished products. The Company currently procures all of its raw materials from outside suppliers. This includes glass substrates, driver integrated circuits, electronic circuit assemblies, power supplies and high-density interconnects.

Quality and reliability are emphasized in the design, manufacture and assembly of the Company’s products. All of the Company’s facilities have active operator training/certification programs and regularly use advanced statistical process control techniques. The Company’s products undergo thorough quality inspection and testing throughout the manufacturing process.

The Company believes that worldwide quality standards are increasing and that many customers now expect vendors to have ISO9001 certification. This certification requires that a company meet a set of criteria, established by an independent, international quality organization that measures the quality of systems, procedures and implementation in manufacturing, marketing and development of products and services. All of the Company’s operating units have received and maintain their ISO9001 certification.

Sales and Marketing

The Company’s products are distributed worldwide primarily through Company-employed sales personnel. Planar’s vertically integrated sales team for its medical business unit is headquartered in the Company’s Waltham, Massachusetts office, with additional sales and marketing staff stationed in Beaverton, Oregon; Brussels, Belgium; and Espoo, Finland. The Company’s industrial business unit manages sales and operations from the Beaverton office, with additional staff in Espoo also managing a network of independent sales representatives and distributors for certain European markets. The Company’s commercial business is run from the Beaverton office.

As of September 27, 2002 and September 28, 2001, the Company’s backlog of domestic and international orders aggregated approximately $59.9 million and $44.8 million, respectively. As of September 27, 2002, the Company included in its backlog all accepted contracts or purchase orders and in the prior year only included those orders which were scheduled for delivery in the next six months. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period. The Company believes its backlog may be of limited utility in predicting future sales since its commercial monitor business and a growing portion of its medical business operate on a ship-to-order basis with very little backlog.

Competition

The market for information displays is highly competitive, and the Company expects this to continue. The Company believes that over time this competition will have the effect of reducing average selling prices of flat-panel displays. The Company’s ability to maintain gross margins depends, in part, on its ability to increase unit volumes or increase its value-added contribution to each unit; to provide additional value to its customers through peripheral devices and system integration and; to reduce material costs in an amount sufficient to compensate for any decreases in selling prices.

The Company competes with other display manufacturers based upon commercial availability, price, display performance (e.g., brightness, color capabilities, contrast and viewing angle), size, design flexibility, power usage, durability, ruggedness and customer service. The Company believes its total quality program, wide range of product offerings, flexibility, responsiveness, technical support and customer satisfaction programs are important to the competitive position of the Company.

The principal component manufacturers against which the Company competes include Sharp for EL and Sharp, Toshiba, Optrex, Seiko-Epson and Hitachi for PMLCDs. In display systems including AMLCD components sourced from manufacturers, Planar’s value-added products compete against those from Barco, Totoku and NDS in the medical market; and Sharp, Sony, NEC, Viewsonic, Dell and others in the commercial market. Customers in the industrial market often are deciding between a display solution from Planar and one of their own displays developed by their internal engineering department, in addition, other display systems specialists exist including GDS, Three-Five Systems, White Electronic Designs Corp. and a variety of small, highly specialized producers.

Intellectual Property

The Company relies on a combination of patents, trade secrets, trademarks, copyrights and other elements of intellectual property law, nondisclosure agreements and other measures to protect its proprietary rights. The Company currently owns or has license rights to over 50 patents and several more pending patent applications for its technologies. The expiration dates of the Company’s existing patents range from 2003 to 2022. Features for which the Company has and is seeking patent protection include display glass design, materials, electronics addressing, control functions and process manufacturing.

Within the agreements under which the Company receives research and development funding from government agencies, the funding entities retain certain rights with respect to technical data developed by the Company pursuant to funded research. Generally, these rights restrict the government’s use of the specific data to governmental purposes, performed either directly or by third parties sub-licensed by the government. Rights under the Company’s funding agreements with private sector companies vary significantly, with the Company and the third party each retaining certain intellectual property rights.

Employees

As of September 27, 2002, the Company had 643 employees worldwide, 422 in the United States and 221 in Europe. Of these, 80 were engaged in marketing and sales, 87 in research, development and product engineering, 77 in finance and administration, and 399 in manufacturing and manufacturing support.

The Company’s future success will depend in a large part upon its ability to continue to attract, retain and motivate highly skilled and qualified manufacturing, technical, marketing, engineering and management personnel. The Company’s U.S. employees are not represented by any collective bargaining units and the Company has never experienced a work stoppage in the U.S. The Company’s Finnish employees are, for the most part, covered by national union contracts. These contracts are negotiated annually between the various unions and the Employer’s Union and stipulate benefits, wage rates, wage increases, grievance and termination procedures and work conditions.

Item 2.    Properties

The Company leases three of its primary manufacturing facilities and various sales offices in the United States and Europe. The EL manufacturing operation, located in Hillsboro, Oregon, leases 70,000 square feet, which includes 25,000 square feet of cleanroom. In addition the Company’s assembly operations located in Beaverton, Oregon, leases 37,000 square feet of custom designed space, including 15,000 square feet of cleanroom. The European facility, located in Espoo, Finland, is a custom designed facility in which Planar leases 85,000 square feet, including approximately 15,000 square feet of cleanroom.

The Company entered into a new lease in August 2001 for approximately 72,000 square feet of class A office space in Beaverton, Oregon. The construction of this facility was completed in June 2002 and is now used for administrative office space, design engineering and associated lab and research and development activities.

During 1994, the Company acquired a 21,000 square foot facility, with approximately 6,000 square feet of cleanroom, also located in Beaverton, Oregon. This facility is being used for research and development activities.

The Company’s Lake Mills, Wisconsin, PMLCD manufacturing operation includes a 70,000 square foot facility with approximately 7,500 square feet of cleanroom. This property has been listed for sale.

In April 2002, the Company acquired DOME imaging systems, inc. in Waltham, Massachusetts. DOME leases approximately 31,000 square feet which is used for sales and administration office space, design engineering and associated lab and research and development activities and quality testing.

The Company has field sales offices in key U.S. metropolitan areas and five sales offices in Europe. The offices are located in the Boston, Chicago, New York, Portland, Raleigh, Helsinki, London, Paris, Munich and Brussels metropolitan areas. Lease commitments for most of these facilities are typically six to twelve months. The Brussels office has 36 months remaining under the lease commitment. None of these sales offices has significant leasehold improvements nor are any planned.

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

Part II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

Shares of the Company’s Common Stock commenced trading in the over-the-counter market on the Nasdaq National Market System on December 16, 1993, under the symbol PLNR.

The Company currently intends to retain its earnings to support operations and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The following table sets forth for the fiscal periods indicated, the range of the high and low closing prices for the Company’s Common Stock on the Nasdaq National Market System.

	High	Low
Fiscal 2002
First Quarter	$21.53	$14.54
Second Quarter	26.25	17.75
Third Quarter	25.59	17.30
Fourth Quarter	20.90	14.96

Fiscal 2001
First Quarter	$28.88	$14.88
Second Quarter	32.69	12.44
Third Quarter	28.23	12.38
Fourth Quarter	31.50	16.40

During the quarter ended September 27, 2002, the Company sold securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) upon the exercise of certain stock options granted under the Company’s stock option plans. An aggregate of 1,750 shares of Common Stock were issued at exercise prices of $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

On May 9, 2002, The Company completed the sale of 462,963 shares of newly issued common stock to an accredited investor in a private placement transaction pursuant to section 4 (2) and Regulation D under the Securities Act of 1933, as amended. The purchase price was $21.60 per share and resulted in net proceeds of approximately $9,471,000. The Company has filed a registration statement with the Securities and Exchange Commission covering the resale of the securities issued in the private placement.

Item 6.    Selected Financial Data

	Fiscal year
	2002	2001	2000	1999	1998
Operations:
Sales	$205,929	$207,952	$174,551	$122,914	$129,015
Gross profit	60,330	64,828	40,659	33,175	40,252
Income (loss) from operations	(3,379)	22,571	(2,160)	(3,151)	11,827
Net income (loss)	(3,062)	14,537	543	(5,125)	8,951
Net income (loss) per share (diluted)	$(0.24)	$1.13	$0.05	$(0.44)	$0.74

Balance Sheet:
Working capital	$76,433	$59,286	$50,296	$54,378	$51,520
Assets	206,471	136,200	128,175	111,771	118,629
Long-term liabilities	46,943	13,392	15,486	16,622	4,526
Shareholders’ equity	124,359	96,089	73,268	72,744	83,378

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements, including statements regarding the Company’s expectations as to sales, gross margins, operating expenses, the effective tax rate and earnings per share for fiscal 2003, that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the following: domestic and international business and economic conditions, changes in growth in the flat panel monitor industry, changes in customer demand or ordering patterns, changes in the competitive environment including pricing pressures or technological changes, continued success in technological advances, shortages of manufacturing capacities from our third party partners, final settlement of contractual liabilities, future production variables impacting excess inventory and other risk factors described below under “Outlook: Issues and Uncertainties”. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, intangible asset valuation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue Recognition.    Our policy is to recognize revenue upon shipment of our products to our customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. The Company estimates expected sales returns and records the amount as a reduction of revenue at the time of shipment. The Company’s policies comply with the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that the risk of uncollectibility is minimal.

Allowance for Doubtful Accounts.    Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available.

We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. We believe our reported allowances are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such determination was made.

Inventory Reserves.    The Company is exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. If actual demand for our products deteriorate or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Product Warranties.    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liabilities are adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures, or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Intangible assets.    The Company adopted the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs.

In conjunction with the implementation of the new accounting rules for goodwill, the Company completed a goodwill impairment analysis in the second quarter of fiscal year 2002, and found no impairment. As required by the new rules, the Company will perform a similar review annually, or earlier if indicators of potential impairment exist. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the Company’s segments as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and the Company may incur charges for impairment of goodwill.

For identifiable intangible assets, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset. An impairment could result if the underlying technology fails to gain market acceptance, the Company fails to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions in the related businesses are unfavorable.

Income Taxes.    We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The Company has assessed the valuation allowance based upon our estimate of future taxable income covering a relatively short time horizon given the volatility in the markets we serve and our historic operating results. The availability of tax planning strategies to utilize our recorded deferred tax assets is also considered. If the Company is able to realize the deferred tax assets in an amount in excess of their reported net amounts, an adjustment to the deferred tax assets would increase earnings in the period such determination was made. Similarly, if we should determine that we may be unable to realize our net deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

GENERAL

The Company is a worldwide leader in the development, manufacture and marketing of high performance electronic display products and systems. Planar began shipping products in 1983 and has experienced revenue growth based upon the expansion of its product line and market acceptance of its products for a variety of applications.

BUSINESS ACQUISITIONS

In April 2002, the Company completed the acquisition of DOME imaging systems, inc. (“DOME”). DOME designs, manufactures and markets computer graphic imaging boards, flat panel displays and software for original equipment manufacturers and end users in the medical field. As a result of the acquisition, the Company is able to offer a broader range of medical display solutions. The acquisition was accounted for as a purchase and, accordingly, the operations of DOME have been included in the consolidated financial statements from the date of acquisition. The total consideration paid was $65.7 million which consisted of cash of $52.2 million, stock options assumed which were valued at $11.3 million, cash to be paid for stock options of $1.2 million and closing and related costs of $1.0 million. The Company recorded a non-recurring charge of $2.3 million in the third quarter of fiscal 2002 for in-process research and development costs. See Note 3 – Business Acquisitions in the Notes to Consolidated Financial Statements which is included in Item 8 – Financial Statements and Supplementary Data in this report.

In December 2000, the Company acquired AllBrite Technologies, Inc., by exchanging 941,823 shares of common stock of the Company for all of the outstanding capital stock of AllBrite. The acquisition qualified as a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, the fiscal 2000 consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of AllBrite as though it had been a part of the Company.

Prior to the acquisition, AllBrite’s fiscal year ended on December 31. In recording the business combination, AllBrite’s prior period financial statements have been restated to a year ended September 30, to conform to the Company’s fiscal year-end and the Company’s presentation.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Consolidated Financial Statements of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Sept. 27, 2002	Sept. 28, 2001	Sept. 29, 2000
Sales	100.0%	100.0%	100.0%
Cost of sales	70.7	68.8	76.7

Gross profit	29.3	31.2	23.3
Operating expenses:
Research and development, net	6.3	5.3	6.0
Sales and marketing	7.4	8.1	7.9
General and administrative	6.6	7.2	7.4
Amortization of intangibles	0.5	—	—
Non-recurring charges	10.1	(0.3)	3.2

Total operating expenses	30.9	20.3	24.5

Income (loss) from operations	(1.6)	10.9	(1.2)
Non-operating income (expense):
Interest, net	(0.7)	(0.2)	(0.2)
Foreign exchange, net	(0.1)	(0.2)	1.2
Other, net	—	—	—

Net non-operating income (expense)	(0.8)	(0.4)	1.0

Income (loss) before income taxes	(2.4)	10.5	(0.2)
Provision (benefit) for income taxes	(0.9)	3.5	(0.5)

Net income (loss)	(1.5)%	7.0%	0.3%

Sales

The Company’s sales of $205.9 million in 2002 decreased $2.0 million or 1.0% as compared to sales of $208.0 million in 2001. The decrease in sales was principally due to lower sales of $32.1 million and $18.1 million within the Transportation and Industrial segments, which decreased 59.6% and 26.4%, respectively. Sales in the Medical segment increased by $7.8 million or 11.0% year over year. Desktop monitor sales increased by $40.3 million or 277.4% due to higher volumes and also due to increasing the number of distributors and resellers from the time we entered the market in October 2000. The increase in sales in the Medical market was due primarily to the acquisition of DOME in the third quarter of fiscal 2002. Sales in the Industrial market were lower due to the current economic conditions and due to softness across all applications. The decrease in sales in the Transportation market was primarily due to the exit from the military business and lower volumes in the vehicle market. Sales related to the exited military businesses were $29.9 million in fiscal 2001. The Company’s sales of $208.0 million in 2001 increased $33.4 million or 19.1% as compared to sales of $174.6 million in 2000. The increase in sales was principally due to higher sales of $9.1 million and $9.4 million within the Industrial and Medical segments, which increased 15.4% and 15.3% respectively. Sales in the Transportation segment were relatively flat year over year. Sales volumes in the Medical market increased primarily in the medical instrument and medical monitor markets. Industrial market sales increased due to higher volumes to the kiosk markets. The Transportation segment was the market most negatively impacted by the economic climate due to its dependency on fuel prices and the capital intensive nature of our customers’ products. Sales to military customers in the Transportation segment were $29.9 million in fiscal 2001 which was a slight increase over fiscal 2000 sales. The Company expects sales for fiscal 2003 to be approximately $230.0 million, including $70.0 to $80.0 million in desktop monitor sales.

International sales decreased by 1.6% to $48.6 million in 2002 as compared to $49.4 million recorded in 2001, and increased by 39.8% in 2001 from 2000 sales of $35.4 million. The decrease in international sales was due primarily to decreased sales in the Industrial market segment. In fiscal 2001, the increase in international sales was due primarily to increased sales in existing market segments in the Company’s foreign markets, primarily medical monitors. As a percentage of total sales, international sales decreased to 23.6% in 2002 and increased to 23.8% in 2001 from 20.3% in 2000. In 2002, the decline in international sales as a percentage of total sales was mainly attributable to the higher volumes of desktop monitor sales, which almost exclusively go to US customers. The increase in international sales in 2001 as a percentage of total sales was mainly attributable to the overall increase in demand for our medical monitor products in Europe.

Gross Profit

The Company’s gross margin as a percentage of sales decreased to 29.3% in 2002 from 31.2% in 2001. The decrease was primarily due to $1.5 million of non-recurring charges recorded in 2002 and a higher percentage of total sales coming from the commercial market, which has lower gross margins. This decrease was partially offset by higher gross margins on the new digital imaging products acquired in the acquisition of DOME during the year. The Company’s gross margin as a percentage of sales increased to 31.2% in 2001 from 23.3% in 2000. The increase was primarily due to $7.4 million of non-recurring charges, which were recorded in 2000 as compared to a non-recurring gain of $2.2 million in 2001. The Company also realized higher EL margins as yields improved, higher margins on our commercial AMLCD products due to increased volumes and higher margins on our CRT products due to higher yields and increased volumes. These increases were partially offset by lower margins on the LCD products due to lower volumes and lower gross margins on our desktop monitor products. For 2003, the Company expects gross margins to be in the range of 31.0% to 32.0%.

Research and Development

Research and development expenses, net of $12.9 million increased $1.8 million or 16.5% from $11.1 million in the prior year. This increase reflects continued investment in the development of new products and the additional product development expenses related to the DOME acquisition offset by lower personnel costs and lower contract funding as compared to the prior year. As a percentage of sales, research and development expenses increased to 6.3% in 2002 from 5.3% in 2001. This increase was primarily due to the increase in research and development spending. Research and development expenses of $11.1 million increased $605,000 or 5.8% from $10.5 million in fiscal 2000. This increase was due primarily to increased spending related to the new photonics program. As a percentage of sales, research and development expenses decreased to 5.3% in 2001 from 6.0% in 2000. This decrease was primarily due to the increase in sales.

Sales and Marketing

Sales and marketing expenses decreased $1.6 million or 9.5% to $15.3 million in 2002 from $16.9 million in 2001. This decrease was primarily due to lower commissions on lower sales volumes and the savings related to the completion of the strategic change to a direct sales force offset by increased headcount and higher advertising expenses associated with our desktop monitor business. As a percentage of sales, sales and marketing expenses decreased to 7.4% in 2002 as compared to 8.1% in 2001. Sales and marketing expenses increased $3.0 million or 21.5% to $16.9 million in 2001 from $13.9 million in 2000. This increase was primarily due to the Company’s strategic decision to reorganize by market segments, which resulted in increasing our investments in marketing. In addition, higher commissions on higher sales volumes contributed to the increase in sales and marketing expenses. Commission expenses were also higher due to the Company’s decision to move to a direct sales force, which resulted in payments to the old distributors and the new direct sales force. As a percentage of sales, sales and marketing expenses increased to 8.1% in 2001 as compared to 7.9% in 2000.

General and Administrative

General and administrative expenses decreased $1.3 million or 8.8% to $13.7 million in 2002 from $15.0 million in 2001. The decreases in general and administrative expenses were primarily due to lower personnel costs and lower acquisition costs which were included in the prior year related to the acquisition of AllBrite Technologies, Inc. offset by increased general and administrative expenses related to the DOME operations. As a percentage of sales, general and administrative expenses decreased to 6.6% in 2002 from 7.2% in 2001. General and administrative expenses increased $2.1 million or 16.2% to $15.0 million in 2001 from $12.9 million in 2000. The increases in general and administrative expenses were primarily due to increased personnel costs and acquisition costs related to the AllBrite acquisition. As a percentage of sales, general and administrative expenses decreased to 7.2% in 2001 from 7.4% in 2000.

Amortization of Goodwill and Excess of Fair Market Value of Acquired Net Assets over Purchase Price

In connection with the Company’s acquisition of Standish Industries, Inc. in September 1997, the Company recorded goodwill on its balance sheet for the excess of the purchase price over the fair value of the net assets acquired. The goodwill was being amortized over a ten-year period resulting in operating expenses of $571,000 per year. During fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 changed the accounting for goodwill from an amortization method to an impairment only approach and accordingly, the Company had no amortization expense related to goodwill in fiscal 2002.

In connection with the Company’s acquisition of its Finland operation in January 1991, the Company exchanged Common Stock with a fair market value (based upon an independent valuation) equivalent to the value of the business acquired. Due to historical losses of this business and the expectation of future losses, the value of the Common Stock paid was less than the fair market value of the net assets acquired. This required the Company to write fixed assets down to zero and to record negative goodwill on its balance sheet for the remaining amount of the excess fair market value of the net assets acquired over the purchase price. Amortization of this negative goodwill created a positive offset to operating expenses in the amount of $120,000 in fiscal 2001 and $476,000 in fiscal 2000. Negative goodwill was being amortized over a ten-year period and is included in general and administrative expenses. The amount was fully amortized during fiscal 2001.

Amortization of Intangible Assets

On April 22, 2002, the Company completed the acquisition of DOME. As a result of the purchase price allocation, $14.6 million was allocated to identifiable intangible assets. The identifiable intangible assets consist primarily of developed technology and are being amortized over their estimated useful lives. The weighted average amortization period is approximately four years. During fiscal 2002, the Company recorded amortization of intangible assets of $1.2 million.

Non-recurring Charges

LCD, EL and Photonics Charges

During the fourth quarter of fiscal 2002, the Company made decisions to transition its PMLCD product manufacturing from Wisconsin to China, consolidate its EL product manufacturing into a single factory in Finland and terminate the photonics Quantum programs that were directed at the optical telecom markets. These actions were intended to align operations with current market conditions and to improve the profitability of its operations. The Company expects to complete its transition of PMLCD product manufacturing to China by the end of the first quarter of fiscal 2003. The consolidation of its EL manufacturing facilities into one facility in Finland is expected to be completed by the end of the third quarter of fiscal 2003. The termination of the photonics Quantum programs was completed by the end of fiscal 2002. As a result of this decision, the Company recorded charges of $20.0 million, including charges primarily for impairment of fixed assets, workforce reductions of 236 employees, excess inventory and lease cancellation and restoration costs. Cash of $4.1 million is expected to be used in connection with severance and lease cancellation and restoration costs.

The Company recorded fixed asset impairment charges of $14.3 million as a result of these decisions. The majority of these charges relate to equipment and machinery and includes estimates for the sales proceeds based upon prices for similar assets in the used equipment market. There are also amounts included in the impairment charge for the building and land at the Wisconsin manufacturing facility, which are based upon quoted real estate market prices. This facility is anticipated to be sold when operations are completed. The Company also recorded charges of $1.5 million related to excess and obsolete inventory, which has been identified as a direct result of the decision to consolidate facilities or transition the products to offshore manufacturers resulting in the exit of certain product lines. The Company has also recorded a charge of $1.7 million for lease cancellation and restoration costs. In addition, the Company has recorded severance charges of $2.4 million. The charges of $1.5 million related to inventory have been recorded as cost of sales in the Consolidated Statements of Operations in the fourth quarter of fiscal 2002. The remaining charges of $18.5 million have been recorded as non-recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal 2002.

CRT Charges

During the third quarter of fiscal 2001, the Company made a decision to close its military CRT business. This business was a mature business, in which the customers had been converting to flat panel displays over the past few years. The Company received last time buy orders from customers and shipped all of those orders in the fourth quarter of fiscal 2001. The Company completed the closing of this business in the first quarter of fiscal 2002. As a result of this decision, the Company recorded non-recurring charges of $1.2 million, including charges for excess inventory, severance related to workforce reductions of 29 employees and lease cancellation costs. The inventory charge of $826,000 has been recorded as cost of sales and the remaining charges of $383,000 for severance charges and lease termination costs have been recorded as non-recurring charges in the Consolidated Statements of Operations. These actions were substantially completed by the end of fiscal 2002.

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

The Company recorded $5.2 million of charges related to excess and obsolete inventory, which has been identified as a direct result of the decision to exit these product lines. The Company also recognized expected losses of $2.2 million to be incurred during the fulfillment of the existing contracts. Total non-recurring charges of $7.4 million have been recorded as cost of sales in the Consolidated Statements of Operations in the fourth quarter of fiscal year 2000. The Company also recorded a charge of $3.7 million for other contractual liabilities, which relate to losses on contracts which will not be fulfilled, lease termination costs and other contractual liabilities. The Company also recorded a charge of $1.2 million related to fixed asset impairment. The impairment loss was the carrying amount of the assets as the assets were disposed of by abandonment when the contractual commitments were fulfilled. In addition, the Company recorded severance charges of $405,000. Total charges of $5.4 million have been recorded as non-recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal year 2000. The Company recorded $200,000 of estimated bad debt expense for customers who will not pay their existing accounts receivable balances as a result of the Company’s decision to exit these product lines. This amount was recorded as general and administrative expense in the Consolidated Statement of Operations in the fourth quarter of fiscal year 2000.

During the third quarter of fiscal year 2001, the Company determined that $3.3 million of the original $13.0 million reserve was not required. The original estimates changed due to the unanticipated sale of inventory which had been fully reserved, the use of inventory to build warranty and replacement units, which was higher than originally anticipated, and the cancellation of firm purchase commitments all of which were included in the original inventory reserves. In addition, the estimates changed due to higher than anticipated yields resulting in lower losses on contracts which were included in the original reserve and the settlement of contractual liabilities and commitments, which were lower than originally anticipated. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain in the third quarter of fiscal year 2001 of $2.2 million, which has been included in cost of sales and an non-recurring gain of $1.1 million, which has been included in non-recurring charges in the Consolidated Statements of Operations in the third quarter of fiscal 2001.

Flat Candle Charges

In the fourth quarter of fiscal year 1999, the Company decided to sell Planar Flat Candle, Inc., a wholly owned subsidiary that manufactured and sold backlights for liquid crystal displays. The exit of the Flat Candle business resulted in a charge of $1.1 million which included inventory charges of $237,000 related to the exit of certain products, $651,000 related to goodwill, $183,000 related to severance and $66,000 related to other assets and liabilities. During the second quarter of fiscal year 2000, the Company determined that a buyer could not be found. As a result, the remaining value of the assets was reduced to fair value and a charge of $200,000 was recorded as non-recurring charges in the Consolidated Statements of Operations in the second quarter of fiscal year 2000. The assets were disposed of during fiscal year 2000.

During fiscal year 2002, the Company paid cash of $1.1 million related to contractual liabilities, lease termination costs and severance. The remaining amounts are expected to be paid by the end of fiscal year 2003.

Operating Expenses

Operating expenses increased $21.5 million or 50.8% to $63.7 million in 2002 from $42.3 million in 2001. As a percentage of sales, operating expenses increased to 30.9% in 2002 from 20.3% in 2001. The increase was primarily due to non-recurring charges of $20.7 million during fiscal 2002. Operating expenses decreased $562,000 or 1.3% to $42.3 million in 2001 from $42.8 million in 2000. As a percentage of sales, operating expenses decreased to 20.3% in 2001 from 24.5% in 2000. For 2003, the Company expects operating expenses to be approximately 22% of sales.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. Net interest expense increased to $1.4 million in 2002 from $376,000 in 2001. This increase was primarily due to increased borrowings related to the acquisition of DOME. Net interest expense increased to $376,000 in 2001 from $315,000 in 2000. This increase was due to lower cash balances earning interest offset by lower interest expense on decreased borrowings in 2001.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a loss of $154,000 in 2002, a loss of $444,000 in 2001 and a gain of $2.1 million in 2000. The impact of fluctuations in the exchange rate subsequent to January 1, 2001 was mitigated by the adoption of the Company’s hedging strategy.

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

Provision for Income Taxes

The Company recorded a tax benefit of $1.9 million in 2002, a tax provision of $7.2 million in 2001 and a tax benefit of $933,000 in 2000. For fiscal 2002, the differences between the effective tax rate and the federal statutory rate was due to state income taxes, permanent differences resulting from purchase accounting adjustments, research credits, changes in the valuation allowance, federal and state settlements and the effects of the Company’s foreign tax rates. For fiscal 2001, the differences between the effective tax rate and the federal statutory tax rate was due to state income taxes, permanent differences resulting from purchase accounting adjustments, research credits, changes in the valuation allowance and the effects of the Company’s foreign tax rates. For fiscal 2000, the change in the effective tax rates was due to recognition of book losses in the United States compared to book income for the Company’s Finland subsidiary. In 2000, the book loss in the United States was due primarily to the non-recurring charges. In addition, the Company realized a tax benefit related to a reduction in the valuation allowance related to the net operating loss carry forward. For 2003, the Company anticipates an effective tax rate of 34%.

Net Income (Loss)

In 2002, the net loss was $3.1 million or $0.24 per diluted share. Net income for 2001 was $14.5 million or $1.13 per diluted share. In 2000, the net income was $543,000 or $0.05 per diluted share. In 2003, the Company believes earnings per share will be approximately $1.00 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $23.8 million, $16.4 million and $2.4 million in fiscal years 2002, 2001 and 2000, respectively. The net cash provided by operations in 2002 was due primarily to the non- recurring charges, depreciation and amortization and the change in accounts receivable offset by the net loss and the changes in inventories, accounts payable and other current liabilities. The net cash provided by operations in 2001 was due primarily to the net income, depreciation and amortization and the changes in inventories and other current assets offset by the changes in accounts receivable, other current liabilities and deferred taxes. The net cash provided by operations in 2000 was due primarily to the non-recurring charges, the increase in other current liabilities and depreciation and amortization offset by the change in deferred taxes and the other balance sheet accounts.

Additions to plant and equipment were $5.7 million, $13.0 million and $9.2 million in 2002, 2001 and 2000, respectively. In 2002, the expenditures for plant and equipment primarily related to additional costs associated with the ERP implementation, the leasehold improvements in a new office and improvements to the information systems. In 2001, the ERP systems in the U.S. were replaced. Additions and upgrades were also made to all of the manufacturing facilities. In 2000, significant additions were made related to the Company’s new EL manufacturing facility in Hillsboro, OR, which began operating in the third quarter. Additions were also made related to the Wisconsin and Finland manufacturing facilities. Cash used in the acquisition of DOME was provided by increased long-term borrowings and the proceeds from the issuance of common stock.

The Company entered into a new credit agreement on April 22, 2002. This agreement replaced the company’s existing lines of credit. The total borrowings were $40.0 million, which consisted of a revolving loan of $25.0 million and a term loan of $15.0 million. The total amounts outstanding at September 27, 2002 were $25.0 million under the revolving loan and $13.1 million under the term loan. The revolving loan is due in April 2004. The term loan is due in quarterly installments of $1.9 million. The loans are secured by substantially all assets of the Company. The interest rate can fluctuate quarterly based upon the actual leverage ratio between the lesser of the Libor rate plus 125 basis points or the prime rate and the greater of the Libor rate plus 325 basis points or the prime rate plus 50 basis points. The loans also include various financial covenants including a leverage ratio, a fixed charge coverage ratio, tangible net worth and capital expenditure limits. Borrowings outstanding under certain equipment financing loans were $11.7 million and $13.7 million as of September 27, 2002 and September 28, 2001, respectively. As the equipment that is used as collateral under these agreements is sold or disposed of, the amounts outstanding under these loans will be repaid. The Company also entered into a capital lease during the third quarter for the leasehold improvements in the new offices. The total minimum lease payments are $1.7 million which are payable over seven years. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

During the third quarter of fiscal 2002, the Company completed the sale of approximately 463,000 shares of newly issued common stock in a private placement transaction. The purchase price was $21.60 per share and resulted in net proceeds of $9.5 million.

QUARTERLY RESULTS OF OPERATIONS

The table below presents unaudited consolidated financial results for each quarter in the two-year period ended September 27, 2002. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three months ended
	Sept. 27, 2002	June 28, 2002	March 29, 2002	Dec. 28, 2001	Sept. 28, 2001	June 29, 2001	March 30, 2001	Dec. 29, 2000
	(in thousands, except per share amounts)
Sales	$58,267	$58,020	$48,857	$40,785	$50,647	$52,447	$54,463	$50,395
Gross profit	16,823	17,856	13,199	12,452	15,705	16,885	17,003	15,235
Income (loss) from operations	(14,591)	3,552	3,842	3,818	5,278	6,060	5,835	5,398
Net income (loss)	(9,520)	1,613	2,405	2,440	3,402	3,956	3,865	3,314
Net income (loss) per share (diluted)	$(0.70)	$0.11	$0.18	$0.19	$0.26	$0.30	$0.30	$0.26
Weighted average number of common shares outstanding (diluted)	13,551	14,267	13,415	13,106	13,298	13,105	13,086	12,930

FUTURE ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, (“FAS 143”). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It is required to be adopted for fiscal years beginning after

June 15, 2002. The Company has determined that this statement will not have a material impact on its results of operations or its financial position upon adoption.

The FASB also issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“FAS 144”). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This new standard also supercedes certain aspects of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, (“APB 30”), with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in the period incurred (rather than on the measurement date as required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment. This statement is required to be adopted for fiscal years beginning after December 15, 2001 and interim periods within that fiscal year. The Company has determined that this statement will not have a material impact on its results of operations or its financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“FAS 146”). FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and will impact the Company on a prospective basis after that date.

OUTLOOK: ISSUES AND UNCERTAINTIES

The following issues and uncertainties, among others, should be considered in evaluating the Company’s future financial performance and prospects for growth.

A significant slowdown in the demand for our customers’ products would adversely affect our business.

We design and manufacture various display solutions that our customers incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers’ products. Accordingly, we must identify industries that have significant growth potential and establish relationships with Original Equipment Manufacturers (OEMs) or resellers in those industries. Our failure to identify potential growth opportunities or establish relationships with OEMs or resellers in those industries would adversely affect our business. Our dependence on the success of the products of our customers exposes us to a variety of risks, including the following:

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

Many of our products are sold to OEMs, which then incorporate them into the products they sell. OEMs make the determination during their product development programs whether to incorporate our displays or pursue other alternatives. This requires us to make significant investments of time and capital in the custom design of display modules well before our customers introduce their products incorporating these displays and before we can be sure that we will generate any significant sales to our customers or even recover our investment. During a customer’s entire product development process, we face the risk that our display will fail to meet our customer’s technical, performance, or cost requirements or will be replaced by a competing product, an alternative technological solution or the customer’s own internally produced product. Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events would adversely affect our business, financial condition and results of operations.

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

We face intense competition.

The market for information displays is highly competitive, and we expect this to continue. We believe that over time this competition will have the effect of reducing average selling prices of our flat panel displays. Certain of our competitors have substantially greater name recognition and financial, technical, marketing and other resources than we do. In addition, certain of our competitors have made and continue to make significant investments in the construction of manufacturing facilities for AMLCDs and other advanced displays. There is no assurance that our competitors will not succeed in developing or marketing products that would render our products obsolete or noncompetitive. To the extent we are unable to compete effectively against our competitors, whether due to such practices or otherwise, our business, financial condition and results of operations would be materially adversely affected.

In response to competitive pressure in the marketplace, we are preparing an application for 510(K) class 2 certification, by the Food and Drug Administration, of our Cx series of digital imaging products. Failure to complete this process, or gain approval, will result in continued pressure in the marketplace and could lead to reduced revenue.

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

We are increasing our reliance on Asian manufacturing companies for the manufacture of displays that we sell in all markets that the Company serves. We also rely on certain other contract manufacturing operations in Asia for the manufacture of circuit boards and other components and the manufacture and assembly of certain of our products. We do not have long-term supply contracts with the Asian contract manufacturers on which we rely. If any of these Asian manufacturers were to terminate its arrangements with us or become unable to provide these displays to us on a timely basis, we could be unable to sell our products until alternative manufacturing arrangements could be made. Furthermore, there is no assurance that we would be able to establish replacement manufacturing or assembly arrangements and relationships on acceptable terms, which could have a material adverse effect on our business, financial condition and results of operation.

Our reliance on contract manufacturers involves certain risks, including:

•	the lack of control over production capacity and delivery schedules;

•	limited control over quality assurance, manufacturing yields and production costs;

•	the risks associated with international commerce, including unexpected changes in legal and regulatory requirements, foreign currency fluctuations and changes in tariffs; and

•	trade policies and political and economic instability.

Some of the Asian contract manufacturers with which we do business, are located in Taiwan. In 1999, Taiwan experienced several earthquakes which resulted in many Taiwanese companies experiencing related business interruptions. Our business could suffer significantly if Topvision’s or other significant vendors’ operations were disrupted for an extended period of time.

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

Our efforts to sell desktop monitors in the end-user market may not continue to be successful.

In fiscal 2001, we began selling flat panel AMLCD monitors in the commercial market. We generally have not sold our products in end-user markets and have entered into arrangements with a number of large computer retailers to market our desktop monitor products. The market for desktop monitors is highly competitive, subject to rapid technological change and subject to changes in consumer tastes and demand. Our failure to successfully monitor and control inventory levels or quickly respond to pricing changes, technological changes or changes in consumer tastes and demand could result in excess and obsolete inventories of our desktop monitor products which could adversely affect our business, financial condition and results of operations.

The commercial market has seen tremendous growth since we have entered the market. Our revenue from desktop monitors has grown from nothing in fiscal 2000 to approximately $55.0 million in fiscal 2002. This revenue could also just as quickly decrease due to competition, alternative products, pricing changes in the market place and potential shortages of products which would adversely affect our revenue levels and our results of operations.

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

Accordingly, the results of any past periods should not be relied upon as an indication of our future performance. It is likely that in some future period, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may decrease.

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

The market price of our common stock has been subject to wide fluctuations. During fiscal 2002, the closing market price of our stock has ranged from $14.54 to $26.25. The trading price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

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

From time to time, we may seek additional equity or debt financing to provide for the capital expenditures and working capital required to maintain or expand our design and production facilities and equipment. We cannot predict the timing or amount of any such capital requirements at this time. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results. Debt financing is often subject to financial covenants such as leverage ratio, fixed charge coverage ratio, tangible net worth and capital expenditure limits. As these financial ratios change, they could impact the interest rates on the related debt and failure to meet required financial covenants could cause lenders to demand early repayment of debt with negative consequences for the Company. Equity financing could result in additional dilution to existing stockholders.

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

There can be no assurance that we would be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could adversely affect our business, financial condition and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio, and short-term and long-term debt obligations. The Company mitigates its risk by diversifying its investments among high credit quality securities in accordance with the Company’s investment policy.

The Company believes that its net income or cash flow exposure relating to rate changes for short-term and long-term debt obligations is not material. The Company primarily enters into debt obligations to support acquisitions, capital expenditures and working capital needs. The company does not hedge any interest rate exposures.

Interest expense is affected by the general level of U.S. interest rates and/or LIBOR. Increases in interest expense resulting from an increase in interest rates would be at least partially offset by a corresponding increase in interest earned on the Company’s investments.

The Euro is the functional currency of the Company’s subsidiary in Finland. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintains open contracts of approximately $7.4 million. If rates shifted dramatically, the Company believes it would not be materially impacted. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 8.    Financial Statements and Supplementary Data

PLANAR SYSTEMS, INC.

Independent Auditors’ Report

The Board of Directors
Planar Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 27, 2002 and September 28, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended September 27, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 27, 2002 and September 28, 2001, and the results of their operations, and their cash flows for each of the years in the three-year period ended September 27, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill amortization and impairment in 2002.

/s/ KPMG LLP
KPMG LLP

Portland, Oregon
October 22, 2002

CONSOLIDATED BALANCE SHEETS

	Sept. 27, 2002	Sept. 28, 2001
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,451	$22,007
Accounts receivable, net of allowance for doubtful accounts of $703 at 2002 and $1,705 at 2001 (Note 2)	31,437	34,817
Inventories	29,305	23,192
Other current assets (Note 8)	13,409	5,989

Total current assets	111,602	86,005
Property, plant and equipment, net (Note 5)	24,669	35,460
Goodwill	49,001	3,428
Intangible assets	13,379	—
Other assets (Note 8)	7,820	11,307

	$206,471	$136,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,330	$8,981
Accrued compensation	6,006	7,096
Current portion of long-term debt and capital leases (Note 6)	11,923	2,019
Deferred revenue	603	478
Other current liabilities (Notes 7 & 8)	11,307	8,145

Total current liabilities	35,169	26,719
Long-term debt and capital leases, less current portion (Note 6)	39,282	11,686
Other long-term liabilities (Note 8)	7,661	1,706

Total liabilities	82,112	40,111

Shareholders’ equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares, no shares issued at 2002 or 2001.	—	—
Common stock, no par value. Authorized 30,000,000 shares; issued 13,601,375 and 12,533, 823 shares at 2002 and 2001, respectively	117,520	87,803
Retained earnings	15,938	19,554
Accumulated other comprehensive loss (Note 13)	(9,099)	(11,268)

Total shareholders’ equity	124,359	96,089

	$206,471	$136,200

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended
	Sept. 27, 2002	Sept. 28, 2001	Sept. 29, 2000
	(In thousands, except per share amounts)
Sales	$205,929	$207,952	$174,551
Cost of sales	145,599	143,124	133,892

Gross profit	60,330	64,828	40,659
Operating expenses:
Research and development, net	12,895	11,065	10,460
Sales and marketing	15,286	16,892	13,902
General and administrative	13,638	14,954	12,867
Amortization of intangible assets	1,180	—	—
Non-recurring charges (Note 4)	20,710	(654)	5,590

Total operating expenses	63,709	42,257	42,819

Income (loss) from operations	(3,379)	22,571	(2,160)
Non-operating income (expense):
Interest income	479	810	859
Interest expense	(1,887)	(1,186)	(1,174)
Foreign exchange, net	(154)	(444)	2,085

Net non-operating income (expense)	(1,562)	(820)	1,770

Income (loss) before income taxes	(4,941)	21,751	(390)
Provision (benefit) for income taxes (Note 8)	(1,879)	7,214	(933)

Net income (loss)	$(3,062)	$14,537	$543

Basic net income (loss) per share	$(0.24)	$1.21	$0.05
Average shares outstanding—basic	12,937	11,980	11,557
Diluted net income (loss) per share	$(0.24)	$1.13	$0.05
Average shares outstanding—diluted	12,937	12,859	12,037

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
	Sept. 27, 2002	Sept. 28, 2001	Sept. 29, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,062)	$14,537	$543
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	9,358	7,100	6,092
Amortization of excess market value of acquired net assets over purchase price	—	(120)	(476)
Non-recurring charges	22,221	(2,006)	13,163
Deferred taxes	1,594	(3,883)	(6,240)
Foreign exchange (gain) loss	154	444	(2,085)
Tax benefit of stock options exercised	2,535	2,060	471
(Increase) decrease in accounts receivable	9,466	(6,167)	(9,791)
(Increase) decrease in inventories	(7,494)	6,326	(9,089)
(Increase) decrease in other current assets	(2,412)	5,404	(5,113)
Increase (decrease) in accounts payable	(3,257)	(2,639)	4,324
Increase (decrease) in accrued compensation	(787)	2,199	846
Increase (decrease) in deferred revenue	125	(624)	(59)
Increase (decrease) in other current liabilities	(4,603)	(6,226)	9,826

Net cash provided by operating activities	23,838	16,405	2,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,706)	(13,005)	(9,201)
Investment in a business	(52,216)	(1,533)	—
Increase in other long-term liabilities	223	310	717
Net sales of short-term investments	—	—	2,010
Net sales (purchases) of long-term investments	19	351	(950)

Net cash used in investing activities	(57,680)	(13,877)	(7,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(3,922)	(2,444)	(1,228)
Proceeds from long-term debt	40,000	—	—
Net proceeds from long-term accounts receivable	—	—	583
Stock repurchase	(554)	(1,061)	(439)
Net proceeds from issuance of capital stock	15,906	6,447	3,501

Net cash provided by financing activities	51,430	2,942	2,417

Effect of exchange rate changes	(2,144)	81	1,147

Net increase (decrease) in cash and cash equivalents	15,444	5,551	(1,448)

Cash and cash equivalents at beginning of period	22,007	16,456	17,904

Cash and cash equivalents at end of period	$37,451	$22,007	$16,456

Supplemental cash flow disclosure
Cash paid for interest	$1,693	$1,174	$1,172
Cash paid for income taxes	$378	$3,595	$1,166
Acquisition of assets under capital leases	$1,422	$—	$—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except share amounts)
BALANCE, SEPTEMBER 24, 1999	11,432,056	$75,747	$5,974	$(8,284)	$73,437
Components of comprehensive loss (Note 13):
Net income	—	—	543	—	543
Currency translation adjustment	—	—	—	(4,031)	(4,031)
Unrealized gain on investments	—	—	—	209	209

Total comprehensive loss					(3,279)
Proceeds from issuance of common stock	419,920	3,078	—	—	3,078
Tax benefit of stock options exercised (Note 8)	—	471	—	—	471
Stock repurchase	—	—	(439)	—	(439)

BALANCE, SEPTEMBER 29, 2000	11,851,976	79,296	6,078	(12,106)	73,268
Components of comprehensive income (Note 13):
Net income	—	—	14,537	—	14,537
Currency translation adjustment	—	—	—	998	998
Unrealized loss on investments	—	—	—	(160)	(160)

Total comprehensive income					15,375
Proceeds from issuance of common stock	730,172	6,447	—	—	6,447
Tax benefit of stock options exercised (Note 8)	—	2,060	—	—	2,060
Stock repurchase	(48,325)	—	(1,061)	—	(1,061)

BALANCE, SEPTEMBER 28, 2001	12,533,823	87,803	19,554	(11,268)	96,089
Components of comprehensive income (Note 13):
Net loss	—	—	(3,062)	—	(3,062)
Currency translation adjustment	—	—	—	2,312	2,312
Unrealized loss on investments	—	—	—	(143)	(143)

Total comprehensive income loss	—	—	—	—	(893)
Proceeds from issuance of common stock	1,094,498	15,906	—	—	15,906
Tax benefit of stock options exercised (Note 8)		2,535			2,535
Value of stock options assumed in acquisition (Note 3)	—	11,276	—	—	11,276
Stock repurchase	(26,946)	—	(554)	—	(554)

BALANCE, SEPTEMBER 27, 2002	13,601,375	$117,520	$15,938	$(9,099)	$124,359

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Planar Systems, Inc. was incorporated on April 27, 1983 and commenced operations in June 1983. Planar Systems, Inc., and its wholly owned subsidiaries (collectively, the “Company”) are engaged in the developing, manufacturing and marketing of electronic display products and systems. These display products and systems primarily include electroluminescent displays (EL), liquid crystal displays (PMLCDs) and active matrix liquid crystal displays (AMLCDs).

Principles of consolidation

The consolidated financial statements include the financial statements of Planar Systems, Inc. and its wholly-owned subsidiaries, Planar International Ltd., Planar Advance, Inc., AllBrite Technologies, Inc., and DOME imaging systems, inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Fiscal year

The Company’s fiscal year ends on the last Friday in September. The last days of fiscal 2002, 2001 and 2000 were September 27, September 28 and September 29, respectively. Due to statutory requirements, Planar International’s fiscal year-end is September 30. All references to a year in these notes are to the Company’s fiscal year ended in the period stated which includes the fiscal year results of Planar International.

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

Foreign currency translation

The local currency is the functional currency of the Company’s foreign subsidiary. Assets and liabilities of the foreign subsidiary are translated into U.S. Dollars at current exchange rates, and sales and expenses are translated using average rates. Gains and losses from translation of net assets are included in accumulated other comprehensive loss. Gains and losses from foreign currency transactions are included as a component of non-operating income (expense).

Cash and cash equivalents

Cash and cash equivalents include cash deposits in banks and highly liquid instruments with maturities of three months or less from the time of purchase.

Investments

Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company’s investment in equity securities. Securities available for sale are

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

carried at fair value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss. At September 27, 2002 and September 28, 2001, the Company had no investments that qualified as trading or held to maturity.

As of September 27, 2002 and September 28, 2001, the Company’s investments in debt securities were classified as cash and cash equivalents. The investments are diversified among high credit quality securities in accordance with the Company’s investment policy. As of September 27, 2002 and September 28, 2001, all debt securities were invested in either government securities or commercial paper. These securities have been reported at their fair market value, which equaled their historical cost. The contractual maturities of the investments as of September 27, 2002 and September 28, 2001 were less than three months.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of reserves for estimated inventory obsolescence based upon the Company’s best estimate of future product demand. Inventories consist of:

	2002	2001
Raw materials	$13,725	$12,824
Work in progress	2,821	3,652
Finished goods	12,759	6,716

	$29,305	$23,192

Included in cost of sales are $1,356, $734 and $2,956 of charges related to inventory obsolescence reserves for the years ended September 27, 2002, September 28, 2001 and September 29, 2000, respectively. The Company has inventory reserves of $4,523 and $2,997 as of September 27, 2002 and September 28, 2001, respectively.

Property, plant and equipment

Depreciation of equipment is computed on a straight-line basis over the estimated useful lives of the assets, generally three to seven years. Capitalized leases and leasehold improvements are amortized on a straight-line basis over the lesser of the life of the leases or the estimated useful lives of the assets. Depreciation of the buildings is computed on a straight-line basis over the estimated useful life of the buildings, estimated to be 39 years.

Other assets

Included in other assets of $7,820 and $11,307 as of September 27, 2002 and September 28, 2001, respectively, are assets associated with equipment which had not been placed in service as of September 27, 2002 and September 28, 2001 in the amounts of $994 and $4,947, respectively.

Income taxes

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

Revenue recognition

The Company recognizes revenue from product sales generally at the time the product is shipped. Service revenue is deferred and recognized over the contract period or as services are rendered. The Company estimates expected sales returns and records the amount as a reduction of revenue at the time of shipment.

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

	2002	2001	2000
Research and development expense	$15,143	$15,080	$14,309
Contract funding	(2,248)	(4,015)	(3,849)

Research and development, net	$12,895	$11,065	$10,460

Warranty and extended warranty

The Company provides a warranty for its products and establishes an allowance at the time of sale adequate to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities (Note 7).

Intangible assets

The intangible assets consist primarily of developed technology and are being amortized over their estimated useful lives. The weighted average amortization period is approximately four years. As of September 27, 2002, the Company had recorded accumulated amortization of $1,180. The amortization expense is estimated to be $2,830, $2,731, $2,213, $1,680 and $1,226 in fiscal 2003 through 2007, respectively.

Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“FAS 142”), FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company adopted FAS 142 in the first quarter of fiscal 2002 and therefore, ceased amortization of goodwill recorded in past business combinations. Based upon the Company’s impairment analysis completed in the second quarter of fiscal 2002, the Company concluded there was no impairment of goodwill under FAS 142. The Company accounts for goodwill using an impairment only approach. Goodwill is tested annually and whenever events or circumstances occur indicating that goodwill may be impaired.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

Impairment of long-lived assets

Long-lived assets and intangible assets are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Impairment exists when the carrying value of the asset is greater than the undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value. Fair value is determined through quoted market values or through the calculation of the present value of future cash flows expected to be provided by the asset.

Advertising expenses

All advertising expenditures are expensed as incurred and were $777 in fiscal 2002. Prior year’s amounts were not significant.

Net income (loss) per share

Basic net income (loss) per share was computed using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. Incremental shares of 0, 879,000 and 480,000 for the fiscal years ended September 27, 2002, September 28, 2001 and September 29, 2000, respectively, were used in the calculations of diluted earnings per share. In years in which a net loss is incurred, no common stock equivalents are included since they are antidilutive.

Financial instruments

For short-term financial instruments, including cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued compensation, the carrying amount approximates the fair value because of the immediate short-term nature of those instruments. The fair value of long-term debt is estimated based upon quoted market prices for similar instruments or by discounting expected cash flows at rates currently available to the Company for instruments with similar risks and maturities. The differences between the fair values and carrying amounts of the Company’s financial instruments at September 27, 2002 and September 28, 2001 were not material.

Derivative instruments

In January 2001, the Company began using forward exchange contracts to hedge the fluctuations in the dollar value of its foreign currency accounts receivable and payables related to its Finnish operations. In the years ended September 27, 2002 and September 28, 2001, the net loss on foreign exchange was $154 and $444, respectively, which has been recorded as foreign exchange, net in the Consolidated Statements of Operations. After beginning our hedging strategy on January 1, 2001, the net loss on foreign exchange was $70 during fiscal 2001. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The amounts recorded in the balance sheet approximate fair value due to the short duration of the contacts. The Company maintained open contracts of approximately $7,400 as of September 27, 2002.

Stock-based compensation plans

The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

Future accounting pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, (“FAS 143”). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It is required to be adopted for fiscal years beginning after June 15, 2002. The Company has determined that this statement will not have a material impact on its results of operations or its financial position.

The FASB also issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“FAS 144”). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This new standard also supercedes certain aspects of Accounting Principles Board No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, (“APB 30”), with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in the period incurred (rather than on the measurement date as required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment. This statement is required to be adopted for fiscal years beginning after December 15, 2001 and interim periods within that fiscal year. The Company has determined that this statement will not have a material impact on its results of operations or its financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and will impact the Company on a prospective basis after that date.

Reclassification

Certain balances in the 2001 and 2000 financial statements have been reclassified to conform with 2002 presentations. Such reclassifications had no effect on results of operations or retained earnings.

NOTE 2    CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables and investments. The risk in trade accounts receivable is limited due to the credit worthiness of the companies comprising the Company’s customer base and their dispersion across many different sectors of the electronics industry and geographies. The risk in investments is limited due to the credit worthiness of investees comprising the portfolio, the diversity of the portfolio and relative low risk of municipal securities. At September 27, 2002, the Company does not believe it had any significant credit risks.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

NOTE 3    BUSINESS ACQUISITIONS

On April 22, 2002, the Company completed the acquisition of DOME imaging systems, inc. (“DOME”). DOME designs, manufactures and markets computer graphic imaging boards, flat panel displays and software for original equipment manufacturers in the medical field and other advanced image processing applications. As a result of the acquisition, the Company is able to offer a broader range of medical display solutions which complements our medical product line. The acquisition was accounted for as a purchase and, accordingly, the operations of DOME are included in the consolidated financial statements from the date of acquisition.

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

The total purchase price of the acquisition was allocated as follows:

Net tangible assets acquired	$9,130
Identifiable intangible assets	14,559
In-process research and development costs	2,258
Goodwill	45,573
Deferred tax liabilities	(5,824)

Total	$65,696

The net tangible assets are comprised of the following:

Cash	$504
Accounts receivable	8,361
Inventories	6,571
Other current assets	1,254

Total current assets	16,690
Property, plant and equipment	919
Other assets	149

Total assets	17,758
Accounts payable	4,648
Accrued expenses	3,949

Total current liabilities	8,597
Other long-term liabilities	31

Total liabilities	8,628

Net tangible assets	$9,130

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

The identifiable intangible assets consist primarily of developed technology and are being amortized over their estimated useful lives. The weighted average amortization period is approximately four years.

The in-process research and development costs of $2,258 were recorded as Non-recurring charges in the Consolidated Statement of Operations. These in-process research and development costs were written off at the date of acquisition in accordance with Financial Accounting Standards Board Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” These costs primarily relate to the development of a flat panel interface controller which was approximately 60% complete and is expected to be completed within one year from the date of acquisition. The total estimated costs to complete were approximately $300. The value was determined by estimating the net cash flows from the sale of products from 2002 through 2011 resulting from the completion of the project, and discounting the net cash flows back to their present value using a risk adjusted discount rate of 25%. The estimated net cash flows from these products were based upon management’s estimates of related revenues, cost of sales, R&D costs, selling and marketing costs, general and administrative costs and income taxes.

Goodwill of $45,573 was recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired, principally due to the fair value of the revenue expected to be derived from future products and the value of the workforce acquired. Goodwill will not be amortized, but will be reviewed periodically for potential impairment. No amount of goodwill is expected to be deductible for tax purposes. The goodwill has been assigned to the medical business unit.

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

	Year ended
	Sept 27, 2002	Sept 28, 2001
Revenue	$227,246	$233,360
Net income	$708	$16,130
Basic net income per share	$0.05	$1.33
Diluted net income per share	$0.05	$1.20

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

Prior to the acquisition, AllBrite’s fiscal year ended on December 31. In recording the business combination, AllBrite’s prior period financial statements have been restated to a year ended September 30, to conform with the Company’s fiscal year-end and the Company’s presentation.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

In October 2000, the Company acquired a 12.5% interest in TopVision Technologies, a Taiwanese manufacturing Company. TopVision manufactures and sells flat panel monitors. The Company paid $1,533 for its interest in TopVision. This investment has been accounted for using the cost method of accounting. During the years ended September 27, 2002 and September 28, 2001, the Company purchased $45,623 and $18,499 of materials from TopVision, respectively.

In July 1999, the Company acquired a 20% interest in dpiX Holding Company LLC, which owns 80.1% of dpiX LLC.

During the years ended September 27, 2002, September 28, 2001 and, September 29, 2000, the Company purchased $0, $0 and $11,906 of materials from dpiX LLC.

NOTE 4    NON-RECURRING CHARGES

LCD, EL and Photonics Charges

During the fourth quarter of fiscal 2002, the Company made decisions to transition its PMLCD product manufacturing from Wisconsin to China, consolidate its EL product manufacturing into a single factory in Finland and terminate the photonics Quantum programs that were directed at the optical telecom markets. These actions were intended to align operations with current market conditions and to improve the profitability of its operations. The Company expects to complete its transition of PMLCD product manufacturing to China by the end of the first quarter of fiscal 2003. The consolidation of its EL manufacturing facilities into one facility in Finland is expected to be completed by the end of third quarter of fiscal 2003. The termination of the photonics Quantum programs was completed by the end of fiscal 2002. As a result of this decision, the Company recorded charges of $19,963, including charges primarily for impairment of fixed assets, workforce reductions of 236 employees, excess inventory and lease cancellation and restoration costs. Cash of $4,114 is expected to be used in connection with severance and lease cancellation and restoration costs.

The Company recorded fixed asset impairment charges of $14,338 as a result of these decisions. The majority of these charges relate to equipment and machinery and included estimates for the sales proceeds based upon prices for similar assets in the used equipment market. There are also amounts included in the impairment charge for the building and land of our Wisconsin manufacturing facility, which are based upon quoted real estate market prices. This facility is anticipated to be sold when operations are completed. The Company has also recorded charges of $1,511 related to excess and obsolete inventory, which has been identified as a direct result of the decision to consolidate facilities or transition the products to offshore manufacturers resulting in the exit of certain product lines. The Company has also recorded a charge of $1,729 for lease cancellations and restoration. In addition, the Company has recorded severance charges of $2,385. The charges of $1,511 related to inventory have been recorded as cost of sales in the Consolidated Statements of Operations in the fourth quarter of fiscal 2002. The remaining charges of $18,452 have been recorded as non-recurring charges in the Consolidated Statements of Operations.

CRT Charges

During the third quarter of fiscal 2001, the Company made a decision to close its military CRT business. This business was a mature business, in which the customers had been converting to flat panel displays over the past few years. The Company received last time buy orders from customers and shipped all of those orders in the fourth quarter of fiscal 2001. The Company completed the closing of this business in the first quarter of fiscal 2002. As a result of this decision, the Company recorded non-recurring charges of $1,245 including charges for

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

excess inventory, severance related to workforce reductions of 29 employees and lease cancellation costs. The inventory charge of $826 has been recorded as cost of sales and the remaining charges of $383 for severance charges and lease termination costs have been recorded as non-recurring charges in the Consolidated Statements of Operations. These actions were substantially completed by the end of fiscal 2002.

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

During the third quarter of fiscal year 2001, the Company determined that $3,251 of the original $12,963 reserve was not required. The original estimates changed due to the unanticipated sale of inventory which had been fully reserved, the use of inventory to build warranty and replacement units, which was higher than originally anticipated, and the cancellation of firm purchase commitments all of which were included in the original inventory reserves. In addition, the estimates changed due to higher than anticipated yields resulting in lower losses on contracts which were included in the original reserve and the settlement of contractual liabilities and commitments, which were lower than originally anticipated. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain in the third quarter of fiscal year 2001 of $2,178, which has been included in cost of sales and a non-recurring gain of $1,073, which has been included in non-recurring charges in the Consolidated Statements of Operations in the third quarter of fiscal 2001.

The Company recorded $5,151 of charges related to excess and obsolete inventory, which has been identified as a direct result of the decision to exit these product lines. The Company also recognized expected losses of $2,222 to be incurred during the fulfillment of the existing contracts. Total non-recurring charges of $7,373 have been recorded as cost of sales in the Consolidated Statements of Operations in the fourth quarter of fiscal year 2000. The Company also recorded a charge of $3,741 for other contractual liabilities, which relate to losses on contracts which will not be fulfilled, lease termination costs and other contractual liabilities. The Company also recorded a charge of $1,244 related to fixed asset impairment. The impairment loss was the carrying amount of the assets as the assets were disposed of by abandonment when the contractual commitments were fulfilled. In addition, the Company recorded severance charges of $405. Total charges of $5,390 have been recorded as non- recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal year 2000. The Company recorded $200 of estimated bad debt expense for customers who will not pay their existing accounts receivable balances as a result of the Company’s decision to exit these product lines. This amount was recorded as general and administrative expense in the Consolidated Statement of Operations in the fourth quarter of fiscal year 2000.

Flat Candle Charges

In the fourth quarter of fiscal year 1999, the Company decided to sell Planar Flat Candle, Inc., a wholly owned subsidiary that manufactured and sold backlights for liquid crystal displays. The exit of the Flat Candle business resulted in a charge of $1,137 which included inventory charges of $237 related to the exit of certain products, $651 related to goodwill, $183 related to severance and $66 related to other assets and liabilities. During the second quarter of fiscal year 2000, the Company determined that a buyer could not be found. As a result, the remaining value of the assets was reduced to fair value and a charge of $200 was recorded as non-recurring charges in the Consolidated Statements of Operations in the second quarter of fiscal year 2000. The assets were disposed of during fiscal year 2000.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

The non-recurring charges incurred affected the Company’s financial position as follows:

	Inventories	Fixed Assets	Accounts Receivable	Accrued Compensation	Other Liabilities
Balance as of September 24, 1999	$—	$—	$—	$243	$—
2000 Activity:
Additional charges	4,701	1,444	200	405	6,413
Cash paid out	—	—	—	(243)	—
Non-cash write-offs	(4,701)	(1,444)	(200)	—	—

Balance as of September 29, 2000	—	—	—	405	6,413
2001 Activity:
Additional charges (adjustments)	330	(100)	—	328	(2,023)
Cash paid out	—	—	—	(336)	(2,844)
Non-cash (write-offs) adjustments	(330)	100	—	—	(1,150)

Balance as of September 28, 2001	—	—	—	397	396
Additional charges	1,511	14,338	—	2,385	1,729
Cash paid out	—	—	—	(703)	(385)
Non-cash write-offs	(1,511)	(14,338)	—	—	—

Balance as of September 27, 2002	$—	$—	$—	$2,079	$1,740

During fiscal year 2002, the Company paid cash of $1,088 related to contractual liabilities, lease terminations costs and severance. The remaining amounts are expected to be paid primarily by the end of fiscal year 2003.

NOTE 5    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consists of:

	2002	2001
Land	$115	$115
Buildings	3,731	3,731
Machinery and equipment	54,244	63,203

Total property, plant and equipment	58,090	67,049
Less accumulated depreciation	(33,421)	(31,589)

Net property, plant and equipment	$24,669	$35,460

NOTE 6    BORROWINGS

Credit Facility

The Company entered into a new credit agreement on April 22, 2002. This agreement replaced the Company’s existing lines of credit. The total borrowings were $40,000, which consisted of a revolving loan of $25,000 and a term loan of $15,000. The revolving loan is due in April 2004. As of September 27, 2002, the revolving loan balance was $25,000 and the term loan balance was $13,125. The term loan is due in quarterly installments of $1,875. Amounts of $9,500 and $28,625 are payable in 2003 and 2004, respectively. The loans are secured by substantially all assets of the Company. As of September 27, 2002, interest rates ranged from 3.88% to 4.75%. The interest rate can fluctuate quarterly based upon the actual leverage ratios between the lesser

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

of the Libor rate plus 125 basis points or the primer rate and the greater of the Libor rate plus 325 basis points or the prime rate plus 50 basis points. The loans also include various financial covenants including a leverage ratio, a fixed charge coverage ratio, tangible net worth and capital expenditure limits. The Company was in compliance with these covenants as of September 27, 2002.

Long-term debt

The Company has entered into credit facilities with financial institutions to finance equipment purchases. These loans are secured by the financed equipment and bear interest at an average rate of 6.4%. As of September 27, 2002 and September 28, 2001, the Company had $11,686 and $13,705 outstanding under these loans. Aggregate maturities over the next five years are $2,251 in 2003, $2,292 in 2004, $2,443 in 2005, $1,528 in 2006 and $1,417 in 2007. These agreements expire at various dates through December 2008. Covenants under these agreements are not considered restrictive to normal operations.

Capitalized Leases

During the third quarter of fiscal 2002, the Company entered into a capital lease for the leasehold improvements in its new offices. Included in property, plant and equipment was $1,422 of assets and accumulated depreciation of $51 under capitalized leases as of September 27, 2002. Future minimum rental payments under capital lease obligations at September 27, 2002 are as follows:

2003	$246
2004	246
2005	246
2006	246
2007	246
Thereafter	453

Total minimum lease payments	1,683
Less amounts representing interest	289

Present value of net minimum lease payments	1,394
Less current portion	172

Long-term portion of obligations	$1,222

NOTE 7    OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	2002	2001
Warranty reserve	$2,538	$2,203
Contractual liabilities and losses	3,138	1,765
Income taxes payable	2,545	—
Other	3,086	4,177

Total	$11,307	$8,145

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

NOTE 8    INCOME TAXES

The components of income (loss) before income taxes consist of the following:
	2002	2001	2000
Domestic	$(6,852)	$19,332	$(3,835)
Foreign	1,911	2,419	3,445

Total	$(4,941)	$21,751	$(390)

The following table summarizes the provision for US federal, state and foreign taxes on income:

	2002	2001	2000
Current:
Federal	$2,422	$2,685	$3,500
State	659	290	472
Foreign	517	356	1,335

	3,598	3,331	5,307
Deferred:
Federal	(4,820)	3,252	(5,319)
State	(620)	629	(704)
Foreign	(37)	2	(217)

	(5,477)	3,883	(6,240)

	$(1,879)	$7,214	$(933)

The differences between the U.S. federal statutory tax rate and the Company’s effective rate are as follows:

	2002	2001	2000
Computed statutory rate	(35.0)%	35.0%	(34.0)%
State income taxes, net of federal tax benefits	(4.5)	4.1	(4.5)
Effect of foreign tax rates	(1.4)	(0.7)	—
Permanent differences resulting from purchase accounting	16.0	1.0	41.5
Federal and state settlements	(20.2)	—	—
Change in valuation allowance	20.0	(3.2)	(232.8)
Research credits	(12.7)	(2.3)	—
Effect of change in tax-rates	—	(1.8)	—
Benefit of tax exempt interest earned	(2.1)	(0.6)	(1.8)
Other, net	1.9	1.7	(7.6)

Effective tax rate	(38.0)%	33.2%	(239.2)%

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 27, 2002 and September 28, 2001 were as follows:

	2002	2001
Deferred tax assets:
Inventory valuation reserve	$1,645	$1,640
Other reserves and liabilities	2,567	2,211
Non-recurring charges	7,885	1,111
Intangibles	—	152
Capital loss carryforwards	—	415
Net operating loss carryforwards	—	1,615
Foreign tax credits	2,215	1,627
AMT and General business credits	1,220	654

Gross deferred tax assets	15,532	9,425
Valuation allowance	(1,000)	(425)

Deferred tax assets	14,532	9,000
Deferred tax liabilities:
Accumulated depreciation	(2,665)	(969)
Intangibles	(3,178)	—

Deferred tax liabilities	(5,843)	(969)

Net deferred tax asset	$8,689	$8,031

The deferred tax assets and liabilities are recorded in the following balance sheet accounts:

	2002	2001
Other current assets	$10,967	$4,545
Other assets	3,754	3,730
Other current liabilities	(169)	(162)
Other long-term liabilities	(5,863)	(82)

Total	$8,689	$8,031

During fiscal years 2002, 2001, and 2000 the Company recognized tax benefits of $2,535, $2,060 and $471, respectively, related to differences between financial and tax reporting of stock option transactions. This difference was credited to common stock.

During 2002, the Company acquired net deferred tax liabilities of $4,819 related to the purchase of DOME.

The Company has established a valuation allowance for certain deferred tax assets, including net operating loss and tax credit carryforwards. SFAS No. 109 requires that such a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. For fiscal year 2002, the valuation reserve increased by $575 and for fiscal 2001, the valuation reserve decreased by $700.

At September 27, 2002 and September 28, 2001, the Company had foreign tax credits of approximately $2,215 and $1,627, respectively, available to reduce future federal tax. The carryforwards expire at various dates through 2007.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

NOTE 9    SHAREHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock at $.01 par value. At September 27, 2002, no shares of preferred stock have been issued; however, 200,000 shares of Series D Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

Stock options

In fiscal 1994, the Company adopted the 1993 Stock Incentive Plan, which provides for the granting of options to buy shares of Common Stock. These options are intended to either qualify as “incentive stock options” under the Internal Revenue Code or “non-qualified stock options” not intended to qualify. Under the 1993 plan, options issued prior to fiscal 2000 generally become exercisable 25% one year after grant and 6.25% per quarter thereafter, and expire ten years after grant. Options issued after the beginning of fiscal 2000 generally become exercisable 25% each six months after grant, and expire 4 years after grant. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. During fiscal 1999, the Company adopted the 1999 Non Qualified Stock Option Plan with the same provisions and guidelines as the aforementioned 1993 plan.

The option price under all plans is the fair market value as of the date of the grant. Total shares reserved under these plans are 4,125,000 shares.

The Company has assumed stock options of 620,782 granted to former employees of DOME. The options assumed were outside of the Company’s plans, but are administered as if issued under the plans. All of the assumed options have been adjusted to give effect to the conversion under the terms of the agreement between the Company and DOME. The assumed options generally are immediately exercisable and expire ten years from the date of grant. No additional stock options will be granted under any of the assumed plans.

The Company also adopted a 1993 stock option plan for Nonemployee Directors that provides an automatic annual grant to each outside director of the Company. Total annual grants under this plan cannot exceed 60,000 shares per year.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 24, 1999	2,222,680	$9.04
Granted	512,799	9.80
Exercised	(353,637)	6.26
Canceled	(190,052)	10.60

Options outstanding at September 29, 2000	2,191,790	9.55
Granted	615,130	21.59
Exercised	(576,885)	9.91
Canceled	(181,290)	11.96

Options outstanding at September 28, 2001	2,048,745	13.28
Granted	1,017,289	20.68
Exercised	(536,499)	6.00
Canceled	(62,365)	20.50
Assumed in acquisition of DOME	620,782	5.79

Options outstanding at September 27, 2002	3,087,952	15.40

Exercisable at September 27, 2002	1,841,122

Exercisable at September 28, 2001	1,212,821

Exercisable at September 29, 2000	1,227,225

Statement of Financial Accounting Standards No. 123

During 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation” which defines a fair value based method of accounting for an employee stock option or similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. The Company has computed, for proforma disclosure purposes, the value of all options granted during 2002, 2001, and 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

	2002	2001	2000
Risk free interest rate	4.0%	5.1%	6.0%
Expected dividend yield	—	—	—
Expected lives (in years)	4.2	4.1	4.2
Expected volatility	71.8%	76.6%	89.4%

Using the Black-Scholes methodology, the total value of options granted during fiscal 2002, 2001 and 2000 was $10,734, $8,736 and $3,091, respectively, which would be amortized on a proforma basis over the vesting period of the options. The weighted average fair value of options granted during fiscal 2002, 2001 and 2000 was

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

$14.14, $13.25 and $9.80 per share, respectively. If the Company accounted for its stock based compensation plans in accordance with SFAS No. 123, the Company’s net income and net income per share would approximate the proforma disclosures below:

	2002		2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss)	$(3,062)	$(7,793)	$14,537	$11,399	$543	$(860)
Net income (loss) per share (diluted)	$(0.24)	$(0.60)	$1.13	$0.89	$0.05	$(0.07)

The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about stock options and grants outstanding at September 27, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Number Outstanding at 9/27/02	Average of Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable at 9/27/02	Weighted Average Exercise Price
$0.43–$0.53	169,413	4.2	$0.50	169,413	$0.50
$4.25–$6.06	30,013	6.6	5.91	14,388	5.74
$6.38–$9.50	552,561	5.9	7.28	454,817	7.43
$9.88–$14.81	638,965	6.1	12.75	630,181	12.75
$14.90–$22.26	1,191,696	4.3	19.19	400,121	18.92
$22.50–$31.50	505,304	5.7	24.53	172,202	25.88

$0.43–$31.50	3,087,952	5.9	$15.45	1,841,122	$12.82

Performance restricted stock

The 1996 Stock Incentive Plan provides for the issuance of restricted stock to employees. The shares issued vest over a two to five year period, based on the attainment of specified performance measures or the passage of time. In the event the performance measures are not met, any unvested shares would vest at the end of ten years. No restricted stock has been issued to employees within the past three years.

Employee Stock Purchase Plan

In fiscal 1995, the Company adopted the 1994 Employee Stock Purchase Plan, which provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85 percent of the fair market value at specific dates. At September 27, 2002, 169,908 shares remain available for purchase through the plan and there were 621 employees eligible to participate in the plan, of which 165 or 27%, were participants. Employees purchased 65,915 shares, at an average price of $13.05 per share during the year. Total receipts to the Company were $860. Since the plan is

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

noncompensatory, no charges to operations have been recorded. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes option pricing model. The fair value of the shares issued in fiscal 2002 was $7.08 per share. In fiscal 2002, the risk free interest rate was 2.3%, the expected dividend yield was 0%, the expected lives were 0.5 years, and the expected volatility was 71.8%.

Shareholders Rights Plan

In February 1996, the Board of Directors approved a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding common share. Each right represents the right to purchase one hundredth of a share of Preferred Stock, at an exercise price of $60.00, subject to adjustment. The rights are only exercisable ten days after a person or group acquires, or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of the Company’s outstanding common stock. Subject to the terms of the shareholder rights plan and the discretion of the Board of Directors, each right would entitle the holder to purchase one share of Common Stock of the Company for each right at one-half of the then-current price. The rights expire in February 2006, but may be redeemed by action of the Board of Directors prior to that time at $.01 per right.

NOTE 10    COMMITMENTS

Most of the Company’s office and manufacturing facilities are subject to long-term operating leases. In addition, regional sales offices and automobiles are subject to leases with terms ranging from one to twelve months.

At September 28, 2002, the minimum annual operating lease payments are:

Fiscal year ending in September
2003	$3,679
2004	3,706
2005	3,420
2006	2,831
2007	2,873
Thereafter	8,416

$24,925

Total rent expense was $2,817, $2,667 and $2,438, and for the years ended September 27, 2002, September 28, 2001, and September 29, 2000, respectively.

NOTE 11    BUSINESS SEGMENTS

The Company is organized based upon the products and services that it offers. Under this organizational structure, the Company operates in four main segments: Industrial, Medical, Transportation and Desktop Monitors. Industrial and Medical derive revenue primarily through the development, marketing and selling of electroluminescent displays, liquid crystal displays and color active matrix liquid crystal displays. Transportation presently derives revenue from the development, marketing and selling of electroluminescent displays, liquid crystal displays and color active matrix liquid crystal displays. In the past, Transportation also derived revenues

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

from the development, marketing and selling of high performance taut shadow mask cathode ray tubes, which the Company discontinued in fiscal 2001. Desktop monitors derives revenue primarily through the marketing of color active matrix liquid crystal displays that are sold through distributors to end users.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Research and development expenses for future products are allocated to the segments based upon a percentage of budgeted sales. Depreciation expense, interest expense, interest income, other non-operating items and income taxes by segment are not included in the internal information provided to the chief operating decision-maker and are therefore not presented below. Inter-segment sales are not material and are included in net sales to external customers below. Prior year’s amounts have been reclassified to conform to the fiscal year 2002 presentations.

	2002	2001	2000
Net sales to external customers (by segment):
Medical	$78,968	$71,135	$61,690
Industrial	50,365	68,462	59,345
Transportation	21,750	53,821	53,516
Desktop	54,846	14,534	—

Total sales	$205,929	$207,952	$174,551

Net sales to external customers (by geography):
United States	$157,367	$158,515	$139,196
Other	48,562	49,437	35,355

Total sales	$205,929	$207,952	$174,551

Operating income (loss):
Medical	$12,149	$4,132	$2,816
Industrial	(1,272)	4,497	4,115
Transportation	6,013	12,840	4,072
Desktop	1,952	(904)	—
Non-recurring charges	(22,221)	2,006	(13,163)

Total operating income (loss)	$(3,379)	$22,571	$(2,160)

Certain facility, information systems and other expenses are incurred by Corporate and allocated to the segments based on a percentage of budgeted sales. The assets and related capital expenditures of the Company are not reported by segment. Property, plant and equipment by geography is as follows:

	2002	2001
US	$20,371	$29,900
Europe	4,298	5,560

Total Assets	$24,669	$35,460

One customer within the Desktop Monitor segment comprised 19% of total consolidated sales for the year ended September 27, 2002.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 27, 2002
(Dollars in thousands, except per share amounts)

NOTE 12    401(K) AND PROFIT SHARING

All employees in North America over 21 years of age are eligible to participate immediately in the 401(k) savings and profit sharing plan. Employees can contribute up to 15% of their gross pay subject to statutory maximums. The Company matches 55% of the first 10% of each participating employee’s contributions, also subject to statutory maximums. Employer contributions vest immediately. The 401(k) plan expense amounted to $758, $965 and $1,063, for the years ended September 27, 2002, September 28, 2001 and September 29, 2000, respectively.

NOTE 13    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and its components have no impact on the Company’s net income (loss) or total shareholders’ equity. Comprehensive income (loss) and its components were as follows:

	2002	2001	2000
Net income (loss) (net of tax of $(1,879), $7,214, and $(933), respectively)	$(3,062)	$14,537	$543
Other comprehensive income (loss):
Currency translation adjustment (net of tax of $1,417, $492, and $(1,646), respectively)	2,312	998	(4,031)
Unrealized gain (loss) on available for sale securities (net of tax of $(88), $(79), and $85, respectively)	(143)	(160)	209

Total comprehensive income (loss)	$(893)	$15,375	$(3,279)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.    Directors and Executive Officers of Planar Systems, Inc.

The information set forth under the captions “Election of Directors”, “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 30, 2003, is incorporated by reference into this Report.

Item 11.    Executive Compensation

The information set forth under the caption “Executive Compensation” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 30, 2003, is incorporated by reference into this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” and “Stock Owned by Management and Principal Shareholders” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 30, 2003, is incorporated by reference into this Report.

Item 13.    Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 30, 2003, is incorporated by reference into this Report.

Item 14.    Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV

Item 15.    Exhibits, Financial Statements, Schedules and Reports on 8-K

(a)(1)  Financial Statements

The financial statements of Planar Systems, Inc. as set forth under Item 8 are filed as part of this report.

(a)(2)  Financial Statement Schedules

Financial statement schedules have been omitted since the information called for is not present in amounts sufficient to require submission of the schedules.

The independent auditors’ report with respect to the above-listed financial statements appears on page 27 of this report.

(a)(3)  Exhibits

Exhibit Number	Title
3.1	Second Restated Articles of Incorporation of Planar Systems, Inc. (1)
3.2	Second Restated Bylaws of Planar Systems, Inc. (11)
3.3	Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (2)
4.1	Specimen stock certificate (1)
4.4	Rights Agreement dated as of February 1, 1996 between Planar Systems, Inc. and First Interstate Bank of Oregon, N.A. (3)
10.1	Form of Indemnity Agreement between Planar Systems, Inc. and each of its executive officers and directors (1)*
10.2	Amended and Restated 1983 Incentive Stock Option Plan (1)*
10.3	1993 Stock Option Plan for Nonemployee Directors (1)*
10.4	1993 Incentive Stock Option Plan (1)*
10.5	1994 Employee Stock Purchase Plan (4)*
10.6	Lease agreement dated as of September 30, 1993 between Science Park Limited Partnership I and Planar System Inc. (1)
10.7	Lease agreement dated as of May 20, 1998 between Metra Corporation and Planar International, Ltd (English translation) (8)
10.8	Asset Purchase Agreement dated August 26, 1994 between Tektronix, Inc. and Tektronix Federal Systems, Inc. and Planar Systems, Inc and Planar Advance (5)
10.9
Stock Purchase Agreement dated August 25, 1997 by and among Planar Systems, Inc., Standish Industries, Inc., Standish International, Inc., Charles P. Hoke, Elizabeth A. Hoke and William R. Steinmetz, Trustee of the Steven Hoke Management Trust, the Catherine Hoke Management Trust, the Lauren Hoke Management Trust and the Charles D. Hoke Management Trust (“the Agreement”) (certain schedules to the Agreement and its exhibits are omitted) (6)

10.10	Amendment to Stock Purchase Agreement dated August 26, 1997 (6)
10.11	1996 Stock Incentive Plan (7)*
10.12	Lease agreement dated May 30, 1997 between Pacific Realty Associates, L.P. and Planar America, Inc. (7)
10.13	Agreement and Plan of Merger dated as of May 13, 1999 by and among dpiX, Inc., Xerox Corporation and New dpiX LLC (9)
10.14	Planar Systems, Inc. Nonqualified Stock Option Agreement between Planar Systems, Inc. and William D. Walker dated as of May 13, 1999 (10)*
10.15	Executive Employment Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 24, 1999 (11)*
10.16	Restricted Stock Award Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 24, 1999 (11)*
10.17	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 27, 1999 (11)*
10.18	Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999 (11)*
10.19	Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999 (11)*
10.20	Planar Systems, Inc. 1999 Nonqualified Stock Option Plan (11)*
10.21	Planar Systems, Inc. Deferred Compensation Plan (11)*
10.22
Agreement and Plan of Merger dated as of December 4, 2000 by and among Planar Systems, Inc., AllBrite Technologies, Inc., Corona Acquisition Corporation and certain Shareholders of AllBrite Technologies, Inc. (12)

Exhibit Number	Title
10.23
First Amendment to Agreement and Plan of Merger dated as of December 11, 2000 by and among Planar Systems, Inc., AllBrite Technologies, Inc., Corona Acquisition Corporation and certain Shareholders of AllBrite Technologies, Inc. (12)

10.24	Shareholders Agreement dated as of December 4, 2000 by and among Planar Systems, Inc., AllBrite Technologies, Inc. and the Shareholders of AllBrite Technologies, Inc. (12)
10.25	Amendment to Executive Employment Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 26, 2000 (13)*
10.26	Form of Change in Control Agreement between Planar Systems, Inc. and certain executive officers dated as of September 26, 2000 (13)*
10.27	Lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (17)
10.28	Addendum to lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (17)
10.29	Agreement and Plan of Merger dated as of March 18, 2002 by and among Planar Systems, Inc., DOME imaging systems, inc., Bone Doctor Acquisition Corporation and certain stockholders of DOME. (14)
10.30	Stock Purchase Agreement dated April 22, 2002 by and among Planar Systems, Inc., Marlin E. Cobb, G. Richard Fryling II, Karen D. Miller and Peter M. Steven. (14)
10.31	Credit Agreement dated April 22, 2002 by and among Planar Systems, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association. (14)
10.32	Securities Purchase Agreement dated May 9, 2002 by and among Planar Systems, Inc. and the Purchaser. (15)
10.33	Registration Rights Agreement dated May 9, 2002 by and among Planar Systems, Inc. and the Purchaser. (15)
10.34	Master Equipment Lease dated June 24, 2002 between The Fifth Third Leasing Company and Planar Systems, Inc. (16)
10.35	Amendment to Credit Agreement Dated September 26, 2002 by and among Planar Systems, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association.
21	Subsidiaries of Planar Systems, Inc.
23	Consent of KPMG LLP
24	Power of Attorney (included on Signature Page)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 27, 1996.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 1996.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed as of September 12, 1994.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 10, 1997.
(7)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended September 26, 1997.
(8)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended September 25, 1998.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 20, 1999.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 1999.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 24, 1999.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2001.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2002.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2002.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2001.

* This exhibit constitutes a management contract or compensatory plan or arrangement

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K on August 16, 2002 announcing the consolidation of its electroluminescent display manufacturing facilities into one factory, the end of its photonics initiative and its business outlook for fiscal year 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC

December 23, 2002	By:	/s/ STEVE BUHALY
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

/s/ BALAJI KRISHNAMURTHY Balaji Krishnamurthy	President, Chief Executive Officer, Director (Principal Executive Officer)	December 23, 2002

/s/ STEVE BUHALY Steve Buhaly	Vice President, Chief Financial Officer, (Principal Financial and Accounting Officer)	December 23, 2002

/s/ WILLIAM D. WALKER William D. Walker	Chairman of the Board	December 23, 2002

/s/ CARL NEUN Carl Neun	Director	December 23, 2002

/s/ HEINRICH STENGER Heinrich Stenger	Director	December 23, 2002

/s/ E. KAY STEPP E. Kay Stepp	Director	December 23, 2002

/s/ GREGORY H. TURNBULL Gregory H. Turnbull	Director	December 23, 2002

/s/ STEVEN E. WYNNE Steven E. Wynne	Director	December 23, 2002

CERTIFICATIONS

I, Balaji Krishnamurthy, certify that:

1.    I have reviewed this annual report on Form 10-K of Planar Systems, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 23, 2002
/S/ BALAJI KRISHNAMURTHY
Balaji Krishnamurthy
President and Chief Executive Officer

CERTIFICATIONS

I, Steven J. Buhaly, certify that:

1.    I have reviewed this annual report on Form 10-K of Planar Systems, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 23, 2002
/S/ STEVEN J. BUHALY
Steven J. Buhaly
Vice President and
Chief Financial Officer