Form 10-Q
period 2002-12-27
PLANAR SYSTEMS INC
filed 2003-02-10
CIK 722392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended December 27, 2002	Commission File No. 0-23018

PLANAR SYSTEMS, INC.
(exact name of registrant as specified in its charter)

Oregon	93-0835396
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1195 NW Compton Dr., Beaverton, Oregon	97006
(Address of principal executive offices)	(zip code)

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

    X     Yes                    No

Number of shares of common stock outstanding as of February 3, 2002

13,947,637 shares, no par value per share

PLANAR SYSTEMS, INC.

Part I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended
	Dec. 27, 2002	Dec. 28, 2001
Sales	$56,743	$40,785
Cost of sales	39,977	28,333

Gross profit	16,766	12,452

Operating expenses:
Research and development, net	2,397	2,630
Sales and marketing	4,693	2,842
General and administrative	4,364	3,162
Amortization of intangible assets	708	—

Total operating expenses	12,162	8,634

Income from operations	4,604	3,818

Non-operating income (expense):
Interest, net	(465)	(119)
Foreign exchange, net	(32)	(2)

Net non-operating expense	(497)	(121)

Income before income taxes	4,107	3,697
Provision for income taxes	1,397	1,257

Net income	$2,710	$2,440

Basic net income per share	$0.20	$0.19

Average shares outstanding – basic	13,783	12,550

Diluted net income per share	$0.19	$0.19

Average shares outstanding – diluted	14,429	13,106

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	Dec. 27, 2002	Sept. 27, 2002
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$40,140	$37,451
Accounts receivable	29,571	31,437
Inventories	30,413	29,305
Other current assets	12,172	13,409

Total current assets	112,296	111,602

Property, plant and equipment, net	23,812	24,669
Goodwill	49,001	49,001
Intangible assets	12,671	13,379
Other assets	7,609	7,820

	$205,389	$206,471

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,579	$5,330
Accrued compensation	6,303	6,006
Current portion of long-term debt and capital leases	11,037	11,923
Deferred revenue	337	603
Other current liabilities	11,345	11,307

Total current liabilities	37,601	35,169

Long-term debt and capital leases, less current portion	30,142	39,282
Other long-term liabilities	7,651	7,661

Total liabilities	75,394	82,112

Shareholders’ equity:
Common stock	119,422	117,520
Retained earnings	18,528	15,938
Accumulated other comprehensive loss	(7,955)	(9,099)

Total shareholders’ equity	129,995	124,359

	$205,389	$206,471

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(unaudited)

	Three months ended
	Dec. 27, 2002	Dec. 28, 2001
Cash flows from operating activities:
Net income	$2,710	$2,440
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,887	1,898
Deferred taxes	(30)	17
Foreign exchange loss	32	2
Decrease in accounts receivable	1,621	9,965
Increase in inventories	(935)	(1,582)
(Increase) decrease in other current assets	1,235	(4,115)
Increase (decrease) in accounts payable	3,270	(3,421)
Increase (decrease) in accrued compensation	316	(2,240)
Increase (decrease) in deferred revenue	(273)	62
Increase (decrease) in other current liabilities	264	(3,596)

Net cash provided by (used in) operating activities	11,097	(570)

Cash flows from investing activities:
Purchase of property, plant and equipment	(500)	(786)
Increase in other long-term liabilities	15	463
Net sales (purchases) of long-term investments	182	(338)

Net cash used in investing activities	(303)	(661)

Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(10,026)	(493)
Net proceeds from long-term accounts receivable	—	23
Stock repurchase	(120)	—
Net proceeds from issuance of capital stock	1,902	379

Net cash used in financing activities	(8,244)	(91)

Effect of exchange rate changes	139	(376)

Net increase (decrease) in cash and cash equivalents	2,689	(1,698)

Cash and cash equivalents at beginning of period	37,451	22,007

Cash and cash equivalents at end of period	$40,140	$20,309

See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 27, 2002.

Note 2 – STOCK BASED COMPENSATION PLANS

The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

Note 3 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	December 27, 2002	September 27, 2002
	(Unaudited)
Raw materials	$11,109	$13,725
Work in process	3,215	2,821
Finished goods	16,089	12,759

	$30,413	$29,305

Inventory reserves for estimated inventory obsolescence were $3,674 and $4,523 as of December 27, 2002 and September 27, 2002, respectively. Included in cost of sales are $146 and $310 of charges related to inventory obsolescence reserves for the three month periods ended December 27, 2002, and December 28, 2001, respectively.

Note 4 – RESEARCH AND DEVELOPMENT COSTS

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

	Three Months Ended
	December 27, 2002	December 28, 2001
Research and development expense	$3,103	$3,133
Contract funding	(706)	(503)

Research and development, net	$2,397	$2,630

Note 5 – NON-RECURRING CHARGES

LCD, EL and Photonics Charges

During the fourth quarter of fiscal 2002, the Company made decisions to transition its PMLCD product manufacturing from Wisconsin to China, consolidate its EL product manufacturing into a single factory in Finland and terminate the photonics Quantum programs that were directed at the optical telecom markets. These actions were intended to align operations with current market conditions and to improve the profitability of its operations. The Company completed its transition of PMLCD product manufacturing to China at the end of the first quarter of fiscal 2003. The consolidation of its EL manufacturing facilities into one facility in Finland is expected to be completed by the end of third quarter of fiscal 2003. The termination of the photonics Quantum programs was completed by the end of fiscal 2002. As a result of these decisions, the Company recorded charges of $19,963, including charges primarily for impairment of fixed assets, severance related to workforce reductions of 236 employees, excess inventory and lease cancellation and restoration costs. Cash of $4,114 was expected to be used in connection with severance and lease cancellation and restoration costs.

The Company recorded fixed asset impairment charges of $14,338 as a result of these decisions. The majority of these charges relate to equipment and machinery and included estimates for the sales proceeds based upon prices for similar assets in the used equipment market. There are also amounts included in the impairment charge for the building and land of our Wisconsin manufacturing facility, which are based upon quoted real estate market prices. This facility is currently listed for sale. The Company has also recorded charges of $1,511 related to excess and obsolete inventory, which has been identified as a direct result of the decision to consolidate facilities or transition the products to offshore manufacturers resulting in the exit of certain product lines. The Company has also recorded a charge of $1,729 for lease cancellations and restoration. In addition, the Company has recorded severance charges of $2,385. The charges of $1,511 related to inventory have been recorded as cost of sales in the Consolidated Statements of Operations in the fourth quarter of fiscal 2002. The remaining charges of $18,452 have been recorded as non-recurring charges in the Consolidated Statements of Operations.

CRT Charges

During the third quarter of fiscal 2001, the Company made a decision to close its military CRT business. This business was a mature business, in which the customers had been converting to flat panel displays over the past few years. The Company received last time buy orders from customers and shipped all of those orders in the fourth quarter of fiscal 2001. The Company completed the closing of this business in the first quarter of fiscal 2002. As a result of this decision, the Company recorded non-recurring charges of $1,245 including charges for excess inventory, severance related to workforce reductions of 29 employees and lease cancellation costs. The inventory charge of $826 has been recorded as cost of sales and the remaining charges of $383 for severance charges and lease termination costs have been recorded as non-recurring charges in the Consolidated Statements of Operations. These actions were substantially completed by the end of fiscal 2002.

The non-recurring charges incurred affected the Company’s financial position as follows:

	Inventories	FixedAssets	Accrued Compensation	Other Liabilities
Balance as of September 28, 2001	$—	$—	$397	396
Additional charges	1,511	14,338	2,385	1,729
Cash paid out	—	—	(703)	(385)
Non-cash write-offs	(1,511)	(14,338)	—	—

Balance as of September 27, 2002	—	—	2,079	1,740
Cash paid out	—	—	(877)	(55)

Balance as of December 27, 2002	$—	$—	$1,202	$1,685

During the first quarter of fiscal year 2003, the Company paid cash of $932 related to contractual liabilities, lease terminations costs and severance. The remaining amounts are expected to be paid primarily by the end of fiscal year 2003.

Note 6 – INCOME TAXES

The provision for income taxes has been recorded based upon the current estimate of the Company’s annual effective tax rate. This rate differs from the federal statutory rate primarily due to the provision for state income taxes, permanent differences, research credits and the effects of the Company’s foreign tax rates.

Note 7 – NET INCOME PER COMMON SHARE

Basic net income per share was computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. Incremental shares of 646 and 556 for the quarters ended December 27, 2002 and December 28, 2001, respectively, were used in the calculations of diluted earnings per share.

Note 8 – COMPREHENSIVE INCOME

The comprehensive income was $3,854 and $1,664 for the quarters ended December 27, 2002 and December 28, 2001, respectively.

Note 9 – BUSINESS ACQUISITIONS

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

Note 10 – BUSINESS SEGMENTS

The Company is organized based upon the markets for the products and services that it offers. Under this organizational structure, the Company operates in three main segments: Industrial, Medical, and Commercial. Industrial and Medical derive revenue primarily through the development, marketing and selling of electroluminescent displays, liquid crystal displays and color active matrix liquid crystal displays. Prior to fiscal year 2003, the Company reported sales and operating income from Transportation as a separate segment. The Company has now combined the Transportation segment with the Industrial segment. Prior year amounts have been reclassified to conform to the fiscal year 2003 presentation. The Commercial segment derives revenue primarily through the marketing of color active matrix liquid displays that are sold through distributors to end users.

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

	3 months ended
	Dec. 27, 2002	Dec. 28, 2001
Net sales to external customers (by segment):
Medical	$23,218	$14,235
Industrial	17,421	17,928
Commercial	16,104	8,622

Total sales	$56,743	$40,785

Operating income (loss):
Medical	$2,292	$2,082
Industrial	3,152	1,515
Commercial	(840)	221

Total operating income	$4,604	$3,818

Note 11– GUARANTEES

The Company provides a warranty for its products and establishes an allowance at the time of sale adequate to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

Balance as of September 27, 2002	$2,538

Cash paid for warranty repairs	(892)
Provision for current period sales	951
Provision for prior period sales	—

Balance as of December 27, 2002	$2,597

Note 12 – FUTURE ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123, (“FAS 148”). FAS 148 permits alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirement of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These disclosures will be required in financial reporting for interim periods beginning after December 15, 2002 and will not impact reported results.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended September 27, 2002.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements, including statements regarding the Company’s expectations as to sales, gross margins, operating expenses, the effective tax rate and net income per diluted share for fiscal 2003, that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the following: domestic and international business and economic conditions, changes in growth in the flat panel monitor industry, changes in customer demand or ordering patterns, changes in the competitive environment including pricing pressures or technological changes, continued success in technological advances, shortages of manufacturing capacities from our third party partners, final settlement of contractual liabilities, future production variables impacting excess inventory and other risk factors described below under “Outlook: Issues and Uncertainties”. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward- looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

Revenue Recognition.    Our policy is to recognize revenue upon shipment of our products to our customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. The Company estimates expected sales returns and records the amount as a reduction of revenue at the time of shipment. The Company’s policies comply with the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that the risk of uncollectibility is minimal.

Allowance for Doubtful Accounts.    Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover.

We also record an allowance for all other customers based on factors including the length of time the receivables are past due and historical collection experience with customers. We believe our reported allowances are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such determination was made.

Inventory Reserves.    The Company is exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. If actual demand for our products deteriorate or market conditions are less favorable than those that we project, additional inventory reserves may be required.

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

BUSINESS ACQUISITIONS

In April 2002, the Company completed the acquisition of DOME imaging systems, inc. (“DOME”). DOME designs, manufactures, and markets computer graphic imaging boards, flat panel displays and software for original equipment manufacturers in the medical field and other advanced image processing applications. As a result of the acquisition, the Company is able to offer a broader range of medical display solutions, which complements our medical product line. The acquisition was accounted for as a purchase and, accordingly, the operations of DOME have been included in the consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS

Sales

The Company’s sales of $56.7 million in the first quarter of 2003 increased $16.0 million or 39.1% as compared to $40.8 million in the first quarter of 2002. The increase in sales was principally due to increases in sales of $9.0 million and $7.5 million in the Medical and Commercial segments, which grew 63.1% and 86.8%, respectively. The increase in the Medical segment as compared to the first quarter of 2002 was primarily due to revenues associated with the acquisition of Dome which were not included in the results of operations in the comparable period of the prior year. The increase in the Commercial segment was due to a broader distributor network and increased market penetration. These increases were partially offset by the decrease in sales in the Industrial market of $507,000 or 2.8%. The Company expects revenue of approximately $230.0 million for fiscal 2003 which includes $70.0 to $80.0 million in commercial segment sales.

International sales increased by 33.4% to $12.2 million in the first quarter of 2003 as compared to $9.2 million recorded in the same quarter of the prior year. The increase in international sales was due primarily to increased sales in the Industrial segment. As a percentage of total sales, international sales decreased to 21.5% in the first quarter of 2003 as compared to 22.5% in same quarter for the prior year. The decrease in international sales as a percentage of total sales was mainly attributable to the increased sales of desktop monitor products in the United States.

Gross Profit

The Company’s gross margin as a percentage of sales decreased to 29.5% in the first quarter of 2003 from 30.5% in the first quarter of 2002. The gross margin decrease was due primarily to poor margins in the commercial business. For the remainder of 2003, the Company expects gross margins to be approximately 31%.

Research and Development

Research and development expenses decreased $233,000 or 8.9% to $2.4 million in the first quarter of 2003 from $2.6 million in the same quarter in the prior year. The decrease was due to lower spending on research and Quantum projects and higher contract funding offset by higher investment in product development as compared to the same period in the prior year. As a percentage of sales, research and development expenses decreased to 4.2% in the first quarter of 2003 as compared to 6.4% in the same quarter of the prior year. This decrease was primarily due to the higher revenues in the current quarter.

Sales and Marketing

Sales and marketing expenses increased $1.9 million or 65.1 % to $4.7 million in the first quarter of 2003 as compared to $2.8 million in the same quarter of the prior year. This increase was primarily due to higher sales expenses due to the acquisition of DOME, higher advertising expenses associated with our Commercial segment and higher marketing expenses due to a branding development project. As a percentage of sales, sales and marketing expenses increased to 8.3% in the first quarter of 2003 from 7.0% in the same quarter of the prior year. This increase is primarily due to increased investment in branding, marketing and sales.

General and Administrative

General and administrative expenses increased $1.2 million or 38.0% to $4.4 million in the first quarter of 2003 from $3.2 million in the same period from the prior year. The increase in general and administrative expenses was primarily due to increased personnel costs, bad debt expense and the inclusion of DOME. As a percentage of sales, general and administrative expenses decreased to 7.7% in the first quarter of 2003 from 7.8% in the same period of the prior year. This decrease was primarily due to the higher sales levels in the current quarter.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets were $708,000 for the first quarter of 2003. There was no amortization in the first quarter of the prior year as the acquisition of DOME did not occur until the third quarter of fiscal 2002.

Non-Recurring Charges

LCD, EL and Photonics Charges

During the fourth quarter of fiscal 2002, the Company made decisions to transition its PMLCD product manufacturing from Wisconsin to China, consolidate its EL product manufacturing into a single factory in Finland and terminate the photonics Quantum programs that were directed at the optical telecom markets. These actions were intended to align operations with current market conditions and to improve the profitability of its operations. The Company has completed its transition of PMLCD product manufacturing to China at the end of the first quarter of fiscal 2003. The consolidation of its EL manufacturing facilities into one facility in Finland is expected to be completed by the end of third quarter of fiscal 2003. The termination of the photonics Quantum programs was completed by the end of fiscal 2002. As a result of this decision, the Company recorded charges of $20.0 million, including charges primarily for impairment of fixed assets, severance related to workforce reductions of 236 employees, excess inventory and lease cancellation and restoration costs. Cash of $4.1 million was expected to be used in connection with severance and lease cancellation and restoration costs.

The Company recorded fixed asset impairment charges of $14.3 million as a result of these decisions. The majority of these charges relate to equipment and machinery and included estimates for the sales proceeds based upon prices for similar assets in the used equipment market. There are also amounts included in the impairment charge for the building and land of our Wisconsin manufacturing facility, which are based upon quoted real estate market prices. This facility is currently listed for sale. The Company has also recorded charges of $1.5 million related to excess and obsolete inventory, which has been identified as a direct result of the decision to consolidate facilities or transition the products to offshore manufacturers resulting in the exit of certain product lines. The Company has also recorded a charge of $1.7 million for lease cancellations and restoration. In addition, the Company has recorded severance charges of $2.4 million. The charges of $1.5 million related to inventory have been recorded as cost of sales in the Consolidated Statements of Operations in the fourth quarter of fiscal 2002. The remaining charges of $18.5 million have been recorded as non-recurring charges in the Consolidated Statements of Operations.

CRT Charges

During the third quarter of fiscal 2001, the Company made a decision to close its military CRT business. This business was a mature business, in which the customers had been converting to flat panel displays over the past few years. The Company received last time buy orders from customers and shipped all of those orders in the fourth quarter of fiscal 2001. The Company completed the closing of this business in the first quarter of fiscal 2002. As a result of this decision, the Company recorded non-recurring charges of $1.2 million including charges for excess inventory, severance related to workforce reductions of 29 employees and lease cancellation costs. The inventory charge of $826,000 has been recorded as cost of sales and the remaining charges of $383,000 for severance charges and lease termination costs have been recorded as non-recurring charges in the Consolidated Statements of Operations. These actions were substantially completed by the end of fiscal 2002.

During the first quarter of fiscal year 2003, the Company paid cash of $932,000 related to contractual liabilities, lease terminations costs and severance. The remaining amounts are expected to be paid primarily by the end of fiscal year 2003.

Total Operating Expenses

Total operating expenses increased $3.5 million or 40.9% to $12.2 million in the first quarter of 2003 from $8.6 million in the same period a year ago. The increase in operating expenses was primarily due to the acquisition of DOME and the payment of variable compensation in the first quarter of 2003. As a percentage of sales, operating expenses increased slightly to 21.4% in the first quarter of 2003 from 21.2% in the same quarter of the prior year. The Company believes that operating expenses will be approximately 22.0% of revenues in fiscal 2003.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. Net interest expense increased from $119,000 in the first quarter of 2002 to $465,000 in the first quarter of 2003 due to increased borrowings associated with the acquisition of DOME and lower interest income on cash and cash equivalents.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a loss of $32,000 in the first quarter of 2003, as compared to a loss of $2,000 in the first quarter of 2002.

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

Provision for Income Taxes

The Company’s effective tax rate for the quarter ended December 27, 2002 was 34% which is the same rate as in the first quarter of the prior year. The differences between the effective tax rate and the federal statutory rate was primarily due to the provision for state income taxes, permanent differences, research credits and the effects of the Company’s foreign tax rates. The Company believes that the effective tax rate for 2003 will be 34%.

Net Income

In the first quarter of fiscal 2003, net income was $2.7 million or $0.19 per diluted share. In the same quarter of the prior year, net income was $2.4 million or $0.19 per diluted share. The Company expects net income of approximately $1.00 per diluted share in fiscal 2003.

Liquidity and Capital Resources

Net cash provided by operating activities was $11.1 million in the first quarter of 2003. Net cash used in operating activities in the same quarter of the prior year was $570,000. The net cash provided by operations of $11.1 million in the first quarter of fiscal 2003 primarily related to net income, depreciation and amortization, an increase in accounts payable, decreases in accounts receivable and other current assets offset by an increase in inventories.

Cash of $500,000 was used to purchase plant, property and equipment. These capital expenditures primarily related to manufacturing equipment and upgrades to computer hardware and software.

The Company has a credit agreement which consists of a revolving loan of $25.0 million and an original term loan of $15.0 million. As of December 27, 2002 and September 27, 2002, the total amounts outstanding under the revolving loan were $20.0 million and $25.0 million, respectively, and the total amounts outstanding under the term loan were $11.2 million and $13.1 million, respectively. Total unused and available borrowing capacity under the revolving loan as of December 27, 2002 was $5.0 million. The revolving loan is due in April 2004. The term loan is due in quarterly installments of $1.9 million. The loans are secured by substantially all assets of the Company. As of December 27, 2002, interest rates ranged from 3.88% to 4.25%. The interest rate can fluctuate quarterly based upon the actual leverage ratio between the lesser of the Libor rate plus 125 basis points or the prime rate and the greater of the Libor rate plus 325 basis points or the prime rate plus 50 basis points. The loans also include various financial covenants including a leverage ratio, a fixed charge coverage ratio, tangible net worth and capital expenditure limits. Borrowings outstanding under certain equipment financing loans were $8.6 million and $11.7 million as of December 27, 2002 and September 27, 2002, respectively. These loans bear interest at an average rate of 6.5%. Subsequent to the end of the quarter, the Company paid off an additional $5.0 million against these loans. A portion of the remaining balances is expected to be paid off during the second and third quarters of fiscal 2003. The Company also has a capital lease for the leasehold improvements in the new offices. The total minimum lease payments are $1.6 million, which are payable over seven years. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

Future Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123, (“FAS 148”). FAS 148 permits alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These disclosures will be required in financial reporting for interim periods beginning after December 15, 2002 and will not impact reported results.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

Interest expense is affected by the general level of U.S. interest rates and/or Libor rates. Increases in interest expense resulting from an increase in interest rates would be at least partially offset by a corresponding increase in interest earned on the Company’s investments.

The Euro is the functional currency of the Company’s subsidiary in Finland. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintains open contracts of approximately $4.0 million. If rates shifted dramatically, the Company believes it would not be materially impacted. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Part II.   OTHER INFORMATION

Item 2.    Changes in Securities

During the first fiscal quarter of 2003, the Company sold securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) upon the exercise of certain stock options granted under the Company’s stock option plans. An aggregate of 1,850 shares of Common Stock was issued at exercise prices ranging from $4.25 to $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

Item 5.    Other Information

The following issues and uncertainties, among others, should be considered in evaluating the Company’s future financial performance and prospects for growth. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) contained in the Company’s Annual Report on Form 10-K for the year ended September 27, 2002.

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

Some of our products are sold to OEMs, which then incorporate them into the products they sell. OEMs make the determination during their product development programs whether to incorporate our displays or pursue other alternatives. This requires us to make significant investments of time and capital in the custom design of display modules well before our customers introduce their products incorporating these displays and before we can be sure that we will generate any significant sales to our customers or even recover our investment. During a customer’s entire product development process, we face the risk that our display will fail to meet our customer’s technical, performance, or cost requirements or will be replaced by a competing product, an alternative technological solution or the customer’s own internally produced product. Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events would adversely affect our business, financial condition and results of operations.

We do not have long-term purchase commitments from our customers.

Our customers generally do not provide us with firm, long-term volume purchase commitments. Our business is generally characterized by short-term purchase orders. We typically plan our production and inventory levels based on internal forecasts of customer demand which rely in part on nonbinding forecasts provided by our customers. As a result, our noncancellable backlog generally does not exceed three or four months, which makes forecasting our revenues difficult. Inaccuracies in our forecast as a result of changes in customer demand or otherwise may result in our holding excess and obsolete inventory or having unabsorbed manufacturing overhead. The Company also believes its backlog may be of limited utility in predicting future sales since its commercial monitor business and a growing portion of its medical business operate on a ship-to-order basis with very little backlog. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements could have a material adverse affect on our business, financial condition and results of operations. We have experienced such problems in the past and may experience such problems in the future.

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

Some of the Asian contract manufacturers with which we do business, are located in Taiwan. In 1999, Taiwan experienced several earthquakes which resulted in many Taiwanese companies experiencing business interruptions. Our business could suffer significantly if these Asian contract manufacturers or other significant vendors’ operations were disrupted for an extended period of time.

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

A portion of our display products relies on EL technology, which constitutes only a small portion of the information display market. Some of our competitors are investing substantial resources in the development and manufacture of displays using a number of alternative technologies. If these efforts result in the development of products that offer significant advantages over our products, and we are unable to improve our technology or develop or acquire an alternative technology that is more competitive, our business, financial condition and results of operations will be adversely affected.

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

In fiscal 2001, we began selling flat panel AMLCD monitors in the commercial market. We generally have not sold our products in end-user markets and have entered into arrangements with a number of large computer retailers to market our desktop monitor products. The market for desktop monitors is highly competitive, subject to rapid price change and subject to changes in consumer tastes and demand. Our failure to successfully monitor and control inventory levels or quickly respond to pricing changes, technological changes or changes in consumer tastes and demand could result in excess and obsolete inventories of our desktop monitor products which could adversely affect our business, financial condition and results of operations.

The commercial market has seen tremendous growth since we have entered the market. Our revenue from desktop monitors has grown from nothing in fiscal 2000 to approximately $55.0 million in fiscal 2002 and was $16.1 million in the first quarter of fiscal 2003. This revenue could also just as quickly decrease due to competition, alternative products, pricing changes in the market place and potential shortages of products which would adversely affect our revenue levels and our results of operations.

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

We must effectively manage our growth.

The failure to manage our growth effectively could adversely affect our operations. We have increased the number of our growth initiatives and may expand further the number and diversity of such initiatives in the future. Our ability to manage our planned growth effectively will require us to:

•	enhance our operational, financial and management systems;

•	expand our facilities and equipment; and

•	successfully hire, train and motivate additional employees.

The expansion and diversification of our product and customer base may result in increases in our overhead and selling expenses. We also may be required to increase staffing and other expenses as well as our expenditures on capital equipment in order to meet the anticipated demand of our customers. Any increase in expenditures in anticipation of future orders that do not materialize would adversely affect our profitability. Customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources.

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

The market price of our common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing market price of our stock has ranged from $12.21 to $26.25. The trading price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

•	variations in our quarterly operating results;

•	actual or anticipated announcements of technical innovations or new product developments by us or our competitors;

•	changes in analysts’ estimates of our financial performance;

•	general conditions in the electronics industry; and

•	fluctuations in the U.S. stock market.

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

To remain competitive, we must continue to make significant investments in research and development. From time to time, we pursue research and development of new technologies and products. Some of these projects can result in significant expenditures for materials, labor and overhead, and there are no guarantees that these new technologies or products will result in future revenues which would materially adversely affect our operating results.

From time to time, we may seek additional equity or debt financing to pursue acquisitions. We cannot predict the timing or amount of any such capital requirements at this time. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results. Debt financing is often subject to financial covenants such as leverage ratio, fixed charge coverage ratio, tangible net worth and capital expenditure limits. As these financial ratios change, they could impact the interest rates on the related debt and failure to meet required financial covenants could cause lenders to demand early repayment of debt with negative consequences for the Company. Equity financing could result in additional dilution to existing stockholders.

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

Item 6.    Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 7.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

- none -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC.
(Registrant)

DATE: February 7, 2003	/s/ Steven J. Buhaly

Steven J. Buhaly Vice President and Chief Financial Officer

CERTIFICATIONS

I, Balaji Krishnamurthy, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Planar Systems, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 7, 2003

/S/ BALAJI KRISHNAMURTHY
Balaji Krishnamurthy
President and Chief Executive Officer

CERTIFICATIONS

I, Steven J. Buhaly, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Planar Systems, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 7, 2003

/S/ STEVEN J. BUHALY
Steven J. Buhaly
Vice President and
Chief Financial Officer