Form 10-Q
period 2003-03-28
PLANAR SYSTEMS INC
filed 2003-05-12
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended March 28, 2003

Commission File No. 0–23018

PLANAR SYSTEMS, INC.

(exact name of registrant as specified in its charter)

Oregon	93-0835396
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1195 NW Compton Dr., Beaverton, Oregon	97006
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (503) 748-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) ☒ Yes ☐ No

Number of common stock outstanding as of April 28, 2003

14,008,959 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	Mar. 28, 2003	Mar. 29, 2002	Mar. 28, 2003	Mar. 29, 2002
Sales	$60,104	$48,857	$116,847	$89,642
Cost of sales	40,726	35,658	80,703	63,991

Gross profit	19,378	13,199	36,144	25,651
Operating expenses:
Research and development, net	3,066	2,679	5,463	5,309
Sales and marketing	5,129	3,427	9,822	6,269
General and administrative	4,697	3,251	9,061	6,413
Amortization of intangible assets	708	—	1,416	—

Total operating expenses	13,600	9,357	25,762	17,991
Income from operations	5,778	3,842	10,382	7,660
Non-operating income (expense):
Interest, net	(346)	(171)	(811)	(290)
Foreign exchange, net	(51)	(29)	(83)	(31)

Net non-operating expense	(397)	(200)	(894)	(321)
Income before income taxes	5,381	3,642	9,488	7,339
Provision for income taxes	1,830	1,237	3,227	2,494

Net income	$3,551	$2,405	$6,261	$4,845

Basic net income per share	$0.25	$0.19	$0.45	$0.39
Average shares outstanding—basic	13,936	12,578	13,864	12,563
Diluted net income per share	$0.25	$0.18	$0.43	$0.36
Average shares outstanding—diluted	14,391	13,415	14,414	13,323

See accompanying notes to unaudited consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Mar. 28, 2003	Sept. 27, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,604	$37,451
Accounts receivable	30,069	31,437
Inventories	28,659	29,305
Other current assets	13,082	13,409

Total current assets	109,414	111,602
Property, plant and equipment, net	22,218	24,669
Goodwill	49,001	49,001
Intangible assets	11,963	13,379
Other assets	7,694	7,820

	$200,290	$206,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,340	$5,330
Accrued compensation	6,577	6,006
Current portion of long-term debt and capital leases	6,298	11,923
Deferred revenue	317	603
Other current liabilities	12,875	11,307

Total current liabilities	34,407	35,169
Long-term debt and capital leases, less current portion	23,965	39,282
Other long-term liabilities	7,529	7,661

Total liabilities	65,901	82,112
Shareholders’ equity:
Common stock	119,614	117,520
Retained earnings	22,037	15,938
Accumulated other comprehensive loss	(7,262)	(9,099)

Total shareholders’ equity	134,389	124,359

	$200,290	$206,471

See accompanying notes to unaudited consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	Mar. 28, 2003	Mar. 29, 2002
Cash flows from operating activities:
Net income	$6,261	$4,845
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,552	3,819
Deferred taxes	(28)	18
Foreign exchange loss	83	31
Decrease in accounts receivable	1,614	5,789
(Increase) decrease in inventories	818	(1,770)
(Increase) decrease in other current assets	328	(3,405)
Increase (decrease) in accounts payable	3,049	(1,457)
Increase (decrease) in accrued compensation	596	(3,111)
Increase (decrease) in deferred revenue	(289)	51
Increase (decrease) in other current liabilities	1,255	(2,199)

Net cash provided by operating activities	19,239	2,611
Cash flows from investing activities:
Purchase of property, plant and equipment	(853)	(4,065)
Increase in other long-term liabilities	109	376
Net sales (purchases) of long-term investments	156	(25)

Net cash used in investing activities	(588)	(3,714)
Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(20,942)	(994)
Stock repurchase	(162)	(38)
Net proceeds from issuance of capital stock	2,094	1,976

Net cash provided by (used in) financing activities	(19,010)	944
Effect of exchange rate changes	512	(283)

Net increase (decrease) in cash and cash equivalents	153	(442)
Cash and cash equivalents at beginning of period	37,451	22,007

Cash and cash equivalents at end of period	$37,604	$21,565

See accompanying notes to unaudited consolidated financial statements.

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

Note 2 - STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock-based plans under Accounting Principles Board Opinion no. 25, “Accounting for Stock Issued to Employees”.

If the Company accounted for its stock based compensation plans in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and net income per share would approximate the pro forma disclosures below:

	3 months ended		6 months ended
	Mar. 28, 2003	Mar. 29, 2002	Mar. 28, 2003	Mar. 29, 2002
Net Income, as reported	$3,551	$2,405	$6,261	$4,845
Less total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,223)	(1,039)	(2,286)	(1,849)

Pro forma net income	$2,328	$1,366	$3,975	$2,996

Earnings per share:
Basic—as reported	$0.25	$0.19	$0.45	$0.39

Basic—pro forma	$0.17	$0.11	$0.29	$0.24

Diluted—as reported	$0.25	$0.18	$0.43	$0.36

Diluted—pro forma	$0.16	$0.10	$0.28	$0.22

Note 3 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	March 28, 2003	September 27, 2002
Raw materials	$11,165	$13,725
Work in process	4,758	2,821
Finished goods	28,659	29,305

	$12,736	$12,759

Inventory reserves for estimated inventory obsolescence were $4,118 and $4,523 as of March 28, 2003 and September 27, 2002, respectively. Included in cost of sales are $547 and $85 of charges related to inventory reserves for the three month periods ended March 28, 2003, and March 29, 2002, respectively, and $693 and $395 for the six month periods ended March 28, 2003 and March 29, 2002, respectively.

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

	Three Months Ended		Six Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
Research and development expense	3,538	3,436	6,640	6,569
Contract funding	(472)	(757)	(1,177)	(1,260)

Research and development, net	$3,066	$2,679	$5,463	$5,309

Note 5 - NON–RECURRING CHARGES

LCD, EL and Photonics Charges

During the fourth quarter of fiscal 2002, the Company made decisions to transition its PMLCD product manufacturing from Wisconsin to China, consolidate its EL product manufacturing into a single factory in Finland and terminate the photonics Quantum programs that were directed at the optical telecom markets. These actions were intended to align operations with current market conditions and to improve the profitability of its operations. The Company completed its transition of PMLCD product manufacturing to China at the end of the first quarter of fiscal 2003. The consolidation of its EL manufacturing facilities into one facility in Finland is expected to be completed by the end of fiscal 2003. The termination of the photonics Quantum programs was completed by the end of fiscal 2002. As a result of these decisions, the Company recorded charges of $19,963, including charges primarily for impairment of fixed assets, severance related to workforce reductions of 236 employees, excess inventory and lease cancellation and restoration costs. Cash of $4,114 was expected to be used in connection with severance and lease cancellation and restoration costs.

The Company recorded fixed asset impairment charges of $14,338 as a result of these decisions. The majority of these charges relate to equipment and machinery and included estimates for the sales proceeds based upon prices for similar assets in the used equipment market. There are also amounts included in the impairment charge for the buildings and land of our Wisconsin manufacturing facilities, which are based upon quoted real estate market prices. These facilities are currently listed for sale. The Company has also recorded charges of $1,511 related to excess and obsolete inventory, which has been identified as a direct result of the decision to consolidate facilities or transition the products to offshore manufacturers resulting in the exit of certain product lines. The Company has also recorded a charge of $1,729 for lease cancellations and restoration. In addition, the Company has recorded severance charges of $2,385. The charges of $1,511 related to inventory have been recorded as cost of sales in the Consolidated Statements of Operations in the fourth quarter of fiscal 2002. The remaining charges of $18,452 have been recorded as non-recurring charges in the Consolidated Statements of Operations.

CRT Charges

During the third quarter of fiscal 2001, the Company made a decision to close its military CRT business. This business was a mature business, in which the customers had been converting to flat-panel displays over the past few years. The Company received last time buy orders from customers and shipped all of those orders in the fourth quarter of fiscal 2001. The Company completed the closing of this business in the first quarter of fiscal 2002. As a result of this decision, the Company recorded non-recurring charges of $1,245 including charges for excess inventory, severance related to workforce reductions of 29 employees and lease cancellation costs. The inventory charge of $826 has been recorded as cost of sales and the remaining charges of $383 for severance charges and lease termination costs have been recorded as non-recurring charges in the Consolidated Statements of Operations. These actions were substantially completed by the end of fiscal 2002.

Current Year Activity

The non-recurring charges incurred affected the Company’s financial position as follows:

	Accrued Compensation	Other Liabilities
Balance as of September 28, 2001	$397	$396
Additional charges	2,385	1,729
Cash paid out	(703)	(385)
Non-cash write-offs	—	—

Balance as of September 27, 2002	2,079	1,740
Cash paid out	(1,277)	(125)

Balance as of March 28, 2003	$802	$1,615

During the second quarter of 2003, the Company paid cash of $470 related to contractual liabilities, severance and lease termination costs. For the first six months of 2003 the cash paid was $1,402. The remaining amounts are expected to be paid primarily by the end of fiscal year 2003.

Note 6 - INCOME TAXES

The provision for income taxes has been recorded based upon the current estimate of the Company’s annual effective tax rate. This rate differs from the federal statutory rate primarily because of the provision for state income taxes, permanent differences, research credits and the effects of the Company’s foreign tax rates.

Note 7 - NET INCOME PER COMMON SHARE

Basic net income per share was computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share was computed using the weighted average number of shares of common stock plus dilutive common equivalent shares outstanding during each period. Incremental shares of 455 and 837 for the quarters ended March 28, 2003 and March 29, 2002, respectively, were used in the calculations of diluted net income per share. Incremental shares of 550 and 760 for the six month periods ended March 28, 2003 and March 29, 2002, respectively, were used in the calculations of diluted net income per share.

Note 8 - COMPREHENSIVE INCOME

Comprehensive income was $4,244 and $2,999 for the quarters ended March 28, 2003 and March 29, 2002, respectively. Comprehensive income for the six month periods ended March 28, 2003 and March 29, 2002 was $8,098 and $4,663, respectively.

Note 9 - BUSINESS ACQUISITIONS

On April 22, 2002, the Company completed the acquisition of DOME imaging systems, inc. (“DOME”). DOME designs, manufactures and markets computer graphic imaging boards, flat-panel displays and software for original equipment manufacturers in the medical field and other advanced image processing applications. As a result of the acquisition, the Company is able to offer a broader range of medical display solutions which complements the medical product line. The acquisition was accounted for as a purchase and, accordingly, the operations of DOME are included in the consolidated financial statements from the date of acquisition.

Note 10 - BUSINESS SEGMENTS

The Company is organized based upon the markets for the products and services that it offers. Under this organizational structure, the Company operates in three main segments: Industrial, Medical, and Commercial. Industrial and Medical derive revenue primarily through the development, marketing and selling of electroluminescent displays, liquid crystal displays and color active matrix liquid crystal displays. Prior to fiscal year 2003, the Company reported sales and operating income from Transportation as a separate segment. The Company has now combined the Transportation segment with the Industrial segment. Prior year amounts have been reclassified to conform to the fiscal year 2003 presentation. The Commercial segment derives revenue primarily through the marketing of color active matrix liquid and plasma displays that are sold through distributors to end users.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Research and development expenses consist of both research and Quantum program expenses and product development expenses. Research and Quantum program expenses for future products are allocated to the segments based upon a percentage of budgeted sales. Product development expenses are specifically identified by segment. Sales and marketing expenses are generally allocated based upon a percentage of budgeted sales with the exception of sales personnel costs which are specifically identified by segment. General and administrative expenses are allocated based upon a percentage of budgeted sales. Depreciation expense, interest expense, interest income, other non-operating items and income taxes by segment are not included or disclosed in the internal information provided to the chief operating decision-maker and are therefore not presented below. Inter-segment sales are not material and are included in net sales to external customers below.

	6 months ended
	Mar. 28, 2003	Mar. 29, 2002	Mar. 28, 2003	Mar. 29, 2002
Net sales to external customers (by segment):
Medical	$22,850	$17,950	$46,048	$32,185
Industrial	17,160	17,710	34,522	35,638
Commercial	20,094	13,197	36,277	21,819

Total sales	$60,104	$48,857	$116,847	$89,642

Operating income (loss):
Medical	$2,151	$3,160	$4,443	$5,467
Industrial	3,813	341	6,965	1,631
Commercial	(186)	341	(1,026)	562

Total operating income	$5,778	$3,842	$10,382	$7,660

Note 11 - GUARANTEES

The Company provides a warranty for its products and establishes an allowance at the time of sale adequate to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

	3 months ended	6 months ended
	Mar. 28, 2003	Mar. 28, 2003
Balance as of beginning of period	$2,597	$2,538
Cash paid for warranty repairs	(731)	(1,623)
Provision for current period sales	839	1,790
Provision for prior period sales	250	250

Balance as of March 28, 2003	$2,955	$2,955

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements, including statements regarding the Company’s expectations as to sales, gross margins, operating expenses, the effective tax rate and net income per diluted share for fiscal 2003, that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the following: domestic and international business and economic conditions, changes in growth in the flat-panel display industry, changes in customer demand or ordering patterns, changes in the competitive environment including pricing pressures or technological changes, continued success in technological advances, shortages of manufacturing capacities from our third-party partners, final settlement of contractual liabilities, future production variables impacting excess inventory and other risk factors described below under “Outlook: Issues and Uncertainties”. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

Inventory Reserves.    The Company is exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete, in excess of anticipated usage, or subject to lower or cost of market issues. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. If actual demand for our products deteriorate or market conditions are less favorable than those that we project, additional inventory reserves may be required.

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

As required by these rules, the Company will perform an impairment review annually, or earlier if indicators of potential impairment exist. This annual impairment review was completed during the second quarter of fiscal 2003 and no impairment was found. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the Company’s segments as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and the Company may incur charges for impairment of goodwill.

For identifiable intangible assets, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset. An impairment could result if the underlying technology fails to gain market acceptance, the Company fails to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions in the related businesses are unfavorable.

Income Taxes.    We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The Company has assessed the valuation allowance based upon our estimate of future taxable income covering a relatively short time horizon due to the volatility in the markets we serve and our historic operating results. The availability of tax planning strategies to utilize our recorded deferred tax assets is also considered. If the Company is able to realize the deferred tax assets in an amount in excess of their reported net amounts, an adjustment to the deferred tax assets would increase earnings in the period such determination was made. Similarly, if we should determine that we may be unable to realize our net deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

GENERAL

The Company is a worldwide leader in the development, manufacture and marketing of high performance electronic display products and systems. Planar began shipping products in 1983 and has experienced revenue growth based upon the expansion of its product line and market acceptance of its products for a variety of applications.

BUSINESS ACQUISITIONS

In April 2002, the Company completed the acquisition of DOME imaging systems, inc. (“DOME”). DOME designs, manufactures, and markets computer graphic imaging boards, flat-panel displays and software for original equipment manufacturers in the medical field and other advanced image processing applications. As a result of the acquisition, the Company is able to offer a broader range of medical display solutions, which complements our medical product line. The acquisition was accounted for as a purchase and, accordingly, the operations of DOME have been included in the consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS

Sales

The Company’s sales of $60.1 million in the second quarter of 2003 increased $11.2 million or 23.0% as compared to $48.9 million in the second quarter of 2002. The increase in sales was principally due to higher sales of $4.9 million and $6.9 million in the Medical and Commercial segments, which increased 27.3% and 52.3% respectively. The increase in the Medical segment as compared to the second quarter of 2002 was primarily due to revenues associated with the acquisition of DOME, which were not included in the results of operations in the comparable period of the prior year, offset by decreases in revenues associated with EL products. The increase in the Commercial segment was due to new product introductions, a broader distributor network and increased market penetration. These increases were partially offset by a decrease in the Industrial segment of $550,000 or 3.1% as compared to the second quarter of 2002. The Company expects revenue for fiscal 2003 of approximately $230.0 million, which includes $70.0 to $80.0 million in Commercial segment sales.

The Company’s sales of $116.8 million in the first six months of 2003 increased $27.2 million or 30.3% as compared to $89.6 million in the first six months of 2002. The increase in sales was principally due to higher sales of $13.9 million and $14.5 million in the Medical and Commercial segments, which increased 43.1% and 66.3% respectively. In the Industrial segment revenues decreased $1.1 million or 3.1% in the first six months of 2003 as compared to the first six months of 2002. The increases and decreases were due to the same reasons as those noted above with respect to the second quarter of 2003.

International sales decreased by 1.6% to $13.0 million in the second quarter of 2003 as compared to $13.2 million recorded in the same quarter of the prior year. International sales for the first six months of 2003 increased by 5.2% to $25.2 million as compared to $24.0 million recorded in the comparable period a year ago. The increase in international sales in the six month period was related to strong sales in the Industrial segment. As a percentage of total sales, international sales decreased to 21.6% in the second quarter of 2003 as compared to 27.1% in same quarter for the prior year. For the first six months of 2003, international sales, as a percentage of total sales, were 21.6% as compared to 26.7% in the first six months of 2002. These decreases in international sales as a percentage of total sales were mainly attributable to the increased sales of commercial and digital imaging products in the United States.

Gross Profit

The Company’s gross profit as a percentage of sales increased to 32.2% in the second quarter of 2003 from 27.0% in the second quarter of 2002. The increase in gross margins in the second quarter of 2003 was due to higher margins associated with the digital imaging products which were acquired with the acquisition of DOME. For the first six months of 2003, the Company’s gross margins were 30.9% as compared to 28.6% in the same period in the prior year. This increase in gross margins for the first half of 2003 was due to changes in product mix including the incremental impact related to the DOME line of products. For 2003, the Company expects gross margins to be approximately 31.0% to 32.0%.

Research and Development

Research and development expenses increased in the second quarter of 2003 by $387,000 or 14.4% to $3.1 million as compared to $2.7 million in the second quarter of 2002. This increase is primarily due to the continued investment in product development and Quantum projects, lower contract funding and higher personnel costs. For the first six months of 2003, research and development expenses increased $154,000 or 2.9% to $5.5 million from $5.3 million in the first six months of the prior year as a result of increased spending in the second quarter of 2003. As a percentage of sales, research and development expenses decreased to 5.1% in the second quarter of 2003 as compared to 5.5% in the same quarter of the prior year. As a percentage of sales, research and development expenses decreased to 4.7% in the first six months of 2003 as compared to 5.9% in the first half of 2002. These percentage decreases were primarily due to higher revenues in the current quarter and first half of 2003.

Sales and Marketing

Sales and marketing expenses increased $1.7 million or 49.7% to $5.1 million in the second quarter of 2003 as compared to $3.4 million in the same quarter of the prior year. Sales and marketing expenses increased $3.6 million or 56.7% to $9.8 million in the first six months of 2003 as compared to $6.3 million in the same period of the prior year. These increases were primarily due to higher sales and marketing expenses due to the acquisition of DOME, higher advertising expenses associated with our Commercial segment, higher personnel costs and higher marketing expenses due to a brand development project. As a percentage of sales, sales and marketing expenses increased to 8.5% in the second quarter of 2003 as compared to 7.0% in the second quarter of the prior year. As a percentage of sales, sales and marketing expenses increased to 8.4% in the first six months of 2003 as compared to 7.0% in the same period of the prior year. These increases were primarily due to increased investment in branding, marketing and sales.

General and Administrative

General and administrative expenses increased $1.4 million or 44.5% to $4.7 million in the second quarter of 2003 from $3.3 million in the same period from the prior year. General and administrative expenses increased $2.6 million or 41.3 % to $9.1 million in the first six months of 2003 from $6.4 million in the same period of the prior year. The increases in general and administrative expenses were primarily due to increased personnel costs and the inclusion of DOME. As a percentage of sales, general and administrative expenses increased to 7.8% in the second quarter of 2003 from 6.7% in the same period from the prior year. For the first six months of 2003, general and administrative expenses, as a percentage of sales, increased to 7.8% from 7.2% for the same period of the prior year. These increases were primarily due to the acquisition of DOME and higher personnel costs.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets were $708,000 for the second quarter of 2003 and $1.4 million for the first six months of 2003. There was no amortization in the first half of the prior year as the acquisition of DOME did not occur until the third quarter of fiscal 2002.

Non–Recurring Charges

LCD, EL and Photonics Charges

During the fourth quarter of fiscal 2002, the Company made decisions to transition its PMLCD product manufacturing from Wisconsin to China, consolidate its EL product manufacturing into a single factory in Finland and terminate the photonics Quantum programs that were directed at the optical telecom markets. These actions were intended to align operations with current market conditions and to improve the profitability of operations. The Company has completed its transition of PMLCD product manufacturing to China at the end of the first quarter of fiscal 2003. The consolidation of its EL manufacturing facilities into one facility in Finland is expected to be completed by the end of fiscal 2003. The termination of the photonics Quantum programs was completed by the end of fiscal 2002. As a result of these decisions, the Company recorded charges of $20.0 million, including charges primarily for impairment of fixed assets, severance related to workforce reductions of 236 employees, excess inventory and lease cancellation and restoration costs. Cash of $4.1 million was expected to be used in connection with severance and lease cancellation and restoration costs.

The Company recorded fixed asset impairment charges of $14.3 million as a result of these decisions. The majority of these charges relate to equipment and machinery and included estimates for the sales proceeds based upon prices for similar assets in the used equipment market. There are also amounts included in the impairment charge for the buildings and land of our Wisconsin manufacturing facilities, which are based upon quoted real estate market prices. These facilities are currently listed for sale. The Company has also recorded charges of $1.5 million related to excess and obsolete inventory, which has been identified as a direct result of the decision to consolidate facilities or transition the products to offshore manufacturers resulting in the exit of certain product lines. The Company has also recorded a charge of $1.7 million for lease cancellations and restoration. In addition, the Company has recorded severance charges of $2.4 million. The charges of $1.5 million related to inventory have been recorded as cost of sales in the Consolidated Statements of Operations in the fourth quarter of fiscal 2002. The remaining charges of $18.5 million have been recorded as non-recurring charges in the Consolidated Statements of Operations.

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

Current Year Activity

During the second quarter of 2003, the Company paid cash of $470,000 related to contractual liabilities, severance and lease termination costs. For the first six months of 2003, the cash paid was $1.4 million. The remaining amounts are expected to be paid primarily by the end of fiscal year 2003.

Total Operating Expenses

Total operating expenses increased $4.2 million or 45.3% to $13.6 million in the second quarter of 2003 from $9.4 million in the same period a year ago. For the first six months of 2003, total operating expenses increased $7.8 million or 43.2% to $25.8 million from $18.0 million in the same period of the prior year. These increases in operating expenses were primarily due to the acquisition of DOME and the payment of variable compensation during the first half of 2003. As a percentage of sales, operating expenses increased to 22.6% in the second quarter of 2003 from 19.2% in the same quarter of the prior year. As a percentage of sales, operating expenses increased to 22.0% in the first half of 2003 from 20.1% in the same period of the prior year. These increases were due to the acquisition of DOME and the payment of variable compensation in the first half of 2003. The Company believes that operating expenses will be approximately 22.0% of revenues in fiscal 2003.

Non–operating Income and Expense

Non–operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. In the second quarter of 2003 net interest expense increased from $171,000 in the second quarter of the prior year to $346,000. Net interest expense for the first six months of 2003 increased from $290,000 in 2002 to $811,000 in fiscal 2003. Net interest expense increased due to increased borrowings associated with the acquisition of DOME and lower interest income on cash and cash equivalents.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a loss of $51,000 in the second quarter of 2003, as compared to a loss of $29,000 in the second quarter of 2002. In the first six months of 2003, foreign currency gains and losses amounted to a loss of $83,000 as compared to a loss of $31,000 in the same period of the prior year.

The Company currently realizes about one–fifth of its revenue outside the United States and expects this to continue in the future. Additionally, the functional currency of the Company’s foreign subsidiary is the Euro which must be translated to U.S. Dollars for consolidation. The Company believes that this hedging will mitigate the risks associated with foreign currency fluctuations.

Provision for Income Taxes

The Company’s effective tax rate for the quarter and the six months ended March 28, 2003 was 34.0%, the same as for the quarter and the six months ended March 29, 2002. The differences between the effective tax rate and the federal statutory rate was due to the provision for state income taxes, permanent differences, research credits and the effects of the Company’s foreign tax rates. The Company believes that the effective tax rate for 2003 will be 34%.

Net Income

In the second quarter of fiscal 2003, net income was $3.6 million or $0.25 per diluted share. In the same quarter of the prior year, net income was $2.4 million or $0.18 per diluted share. For the first six months of fiscal 2003, net income was $6.3 million or $0.43 per diluted share as compared to $4.8 million or $0.36 per diluted share in the comparable period of the prior year. The Company expects net income of $1.00 per diluted share in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $19.2 million in the first six months of 2003. Net cash provided by operating activities in the first six months of 2002 was $2.6 million. The net cash provided by operations of $19.2 million in the first six months of 2003 primarily related to net income, depreciation and amortization, decreases in accounts receivable and inventories and increases in accounts payable and other current liabilities.

Cash of $853,000 was used to purchase plant, property and equipment during the first six months of 2003. These capital expenditures primarily related to manufacturing equipment and upgrades to computer hardware and software.

The Company has a credit agreement which consists of a revolving loan of $25.0 million and an original term loan of $15.0 million. As of March 28, 2003 and September 27, 2002, the total amounts outstanding under the revolving loan were $20 million and $25.0 million, respectively, and the total amounts outstanding under the term loan were $5.5 million and $13.1 million, respectively. Total unused and available borrowing capacity under the revolving loan as of March 28, 2003 was $5.0 million. The revolving loan is due in April 2004. The term loan is due in quarterly installments of $1.9 million. The loans are secured by substantially all assets of the Company. As of March 28, 2003, interest rates ranged from 3.88% to 4.25%. The interest rate can fluctuate quarterly based upon the actual leverage ratio between the lesser of the Libor rate plus 125 basis points or the prime rate and the greater of the Libor rate plus 325 basis points or the prime rate plus 50 basis points. The loans also include various financial covenants including a leverage ratio, a fixed charge coverage ratio, tangible net worth and capital expenditure limits. Borrowings outstanding under certain equipment financing loans were $3.5 million and $11.7 million as of March 28, 2003 and September 27, 2002, respectively. These loans bear interest at an average rate of 6.6%. A portion of the remaining balances is expected to be paid off during the third quarter of fiscal 2003. The Company also has a capital lease for the leasehold improvements in the new offices. The total minimum lease payments are $1.6 million, which are payable over seven years. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio, and short–term and long–term debt obligations. The Company mitigates its risk by diversifying its investments among high credit quality securities in accordance with the Company’s investment policy.

The Company believes that its net income or cash flow exposure relating to rate changes for short–term and long–term debt obligations is not material. The Company primarily enters into debt obligations to support acquisitions, capital expenditures and working capital needs. The Company does not hedge any interest rate exposures.

Interest expense is affected by the general level of U.S. interest rates and/or Libor rates. Increases in interest expense resulting from an increase in interest rates would be at least partially offset by a corresponding increase in interest earned on the Company’s investments.

The Euro is the functional currency of the Company’s subsidiary in Finland. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintained a balance between the balance sheet exposures and the contract amounts. The Company maintained open contracts of approximately $6.8 million as of March 28, 2003. If rates shifted dramatically, the Company believes it would not be materially impacted. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. dollar. If foreign exchange rates were to weaken against the U.S. dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 4.    Controls and Procedures

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

Part II. OTHER INFORMATION

Item 2. Changes in Securities

During the second fiscal quarter of 2003, the Company sold securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) upon the exercise of certain stock options granted under the Company’s stock option plans. An aggregate of 1,000 shares of Common Stock was issued at exercise prices of $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

Item 4. Submission of Matters to a Vote of Shareholders

The Company’s 2003 Annual Meeting of Shareholders was held January 31, 2003, at which the following actions were taken by a vote of shareholders:

1. The following nominees were elected as Directors by the votes and for the terms as indicated below:

Nominee	For	Withheld	Term Ending
Balaji Krishnamurthy	11,698,484	85,205	2006
E. Kay Stepp	10,929,469	854,220	2006

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

We design and manufacture various display solutions that our customers incorporate into their products. As a result, our success depends upon the widespread market acceptance of our customers’ products. Accordingly, we must identify industries that have significant growth potential and establish relationships with Original Equipment Manufacturers (OEMs) or resellers in those industries. Our failure to identify potential growth opportunities or establish relationships with OEMs or resellers in those industries would adversely affect our business. Our dependence on the success of the products of our customers exposes us to a variety of risks, including the following:

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

Some of our products are sold to OEMs, which are then incorporated into the products they sell. OEMs make the determination during their product development programs whether to incorporate our displays or pursue other alternatives. This requires us to make significant investments of time and capital in the custom design of display modules well before our customers introduce their products incorporating these displays and before we can be sure that we will generate any significant sales to our customers or even recover our investment. During a customer’s entire product development process, we face the risk that our display will fail to meet our customer’s technical, performance, or cost requirements or will be replaced by a competing product, an alternative technological solution or the customer’s own internally produced product. Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events would adversely affect our business, financial condition and results of operations.

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

We face intense competition.

The market for information displays is highly competitive, and we expect this to continue. We believe that over time this competition will have the effect of reducing average selling prices of our products. Certain of our competitors have substantially greater name recognition and financial, technical, marketing and other resources than we do. In addition, certain of our competitors have made and continue to make significant investments in the construction of manufacturing facilities for AMLCDs and other advanced displays. There is no assurance that our competitors will not succeed in developing or marketing products that would render our products obsolete or noncompetitive. To the extent we are unable to compete effectively against our competitors, whether due to such practices or otherwise, our business, financial condition and results of operations would be materially adversely affected.

In response to competitive pressure in the marketplace, we are preparing an application for 510(K) class 2 certification, by the Food and Drug Administration, of our CX series of digital imaging products. Failure to complete this process, or gain approval, will result in continued pressure in the marketplace and could lead to reduced revenue.

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and manufacturing new product solutions, including those implementing new technologies;

•	our ability to address the needs of our customers;

•	the quality, performance, reliability, features, ease of use, pricing and diversity of our product solutions;

•	foreign currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our product solutions;

•	the cost of electronic components and glass from our suppliers;

•	the quality of our customer services;

•	our efficiency of production;

•	transportation and freight costs;

•	the rate at which customers incorporate our product solutions into their own products; and

•	product or technology introductions by our competitors.

Shortages of components and materials may delay or reduce our sales and increase our costs.

Inability to obtain sufficient quantities of components and other materials necessary to produce our displays could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. We obtain many of the materials we use in the manufacture of our products from a limited number of suppliers, in some cases sole suppliers, and we do not have long-term supply contracts with any of them. As a result, we are subject to increased costs, supply interruptions and difficulties in obtaining materials including port lockouts and other difficulties which are outside of our control.

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

Some of the Asian contract manufacturers with which we do business are located in Taiwan. In 1999, Taiwan experienced several earthquakes which resulted in many Taiwanese companies experiencing business interruptions. Our business could suffer significantly if these Asian contract manufacturers or other significant vendors’ operations were disrupted for an extended period of time.

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

Our efforts to sell commercial products in the end-user market may not continue to be successful.

In fiscal 2001, we began selling flat-panel AMLCD monitors in the commercial market. We generally have not sold our products in end-user markets and have entered into arrangements with a number of large computer retailers to market our commercial products. The market for our commercial products is highly competitive, subject to rapid price change and subject to changes in consumer tastes and demand. Our failure to successfully manage and control inventory levels or quickly respond to pricing changes, technological changes or changes in consumer tastes and demand could result in excess and obsolete inventories of our commercial products which could adversely affect our business, financial condition and results of operations.

The commercial market has seen tremendous growth since we entered the market. Our revenue from commercial products has grown from nothing in fiscal 2000 to approximately $55 million in fiscal 2002 and was approximately $36 million in the first six months of fiscal 2003. This revenue could also just as quickly decrease due to competition, alternative products, pricing changes in the market place and potential shortages of products which would adversely affect our revenue levels and our results of operations.

We face risks associated with international operations.

Our manufacturing, sales and distribution operations in Europe and Asia create a number of logistical and communications challenges. Our international operations also expose us to various economic, political, health and other risks, including the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	possible employee turnover or labor unrest;

•	lack of developed infrastructure;

•	public health concerns;

•	the burdens and costs of compliance with a variety of foreign laws; and

•	political or economic instability in certain parts of the world.

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

In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic quarterly fluctuations in our results of operations. These factors include the following:

•	the timing of shipments;

•	the volume of shipments relative to our capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the life cycles of customers’ products;

•	timing of expenditures in anticipation of future orders;

•	effectiveness in managing manufacturing processes;

•	changes in cost and availability of labor and components;

•	product mix;

•	pricing and availability of competitive products and services; and

•	changes or anticipated changes in economic conditions.

Accordingly, the results of any past periods should not be relied upon as an indication of our future performance. It is likely, that in some future period, our operating results may be below expectations of securities analysts or investors. If this occurs, our stock price may decrease.

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

We believe that our continued success depends in part on protecting our proprietary technology. We rely on a combination of patent, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. We seek to protect elements of our technology under trade-secret laws, which afford only limited protection. We face risks associated with our intellectual property, including the following:

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

The market price of our common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing market price of our stock has ranged from $12.21 to $25.59. The trading price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

•	variations in our quarterly operating results;

•	actual or anticipated announcements of technical innovations or new product developments by us or our competitors;

•	changes in analysts’ estimates of our financial performance;

•	general conditions in the electronics industry; and

•	fluctuations in the U.S. equities markets.

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

From time to time, we may seek additional equity or debt financing to pursue acquisitions. We cannot predict the timing or amount of any such capital requirements at this time. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results. Debt financing is often subject to financial covenants such as leverage ratio, fixed charge coverage ratio, tangible net worth and capital expenditure limits. As these financial ratios change, they could impact the interest rates on the related debt and failure to meet required financial covenants could cause lenders to demand early repayment of debt with negative consequences for the Company. Equity financing could result in additional dilution to current stockholders.

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

The company filed a report on Form 8-K on April 17, 2003, in which it reported the issuance of a press release announcing its financial results for the quarter and six months ended March 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: May 12, 2003	/s/ STEVEN J. BUHALY
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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ STEVEN J. BUHALY
Steven J. Buhaly Vice President and Chief Financial Officer