Form 10-Q
period 2003-06-27
PLANAR SYSTEMS INC
filed 2003-08-11
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended June 27, 2003

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

Number of common stock outstanding as of August 1, 2003

14,298,951 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Sales	$62,870	$58,020	$179,717	$147,662
Cost of sales	42,869	40,164	123,572	104,155

Gross profit	20,001	17,856	56,145	43,507
Operating expenses:
Research and development, net	3,048	3,766	8,511	9,075
Sales and marketing	4,863	4,298	14,685	10,567
General and administrative	4,399	3,510	13,460	9,923
Amortization of intangible assets	708	472	2,124	472
Non-recurring charges	—	2,258	—	2,258

Total operating expenses	13,018	14,304	38,780	32,295

Income from operations	6,983	3,552	17,365	11,212
Non-operating income (expense):
Interest, net	(267)	(614)	(1,078)	(904)
Foreign exchange, net	(60)	(85)	(143)	(116)

Net non-operating expense	(327)	(699)	(1,221)	(1,020)

Income before income taxes	6,656	2,853	16,144	10,192
Provision for income taxes	2,263	1,240	5,490	3,734

Net income	$4,393	$1,613	$10,654	$6,458

Basic net income per share	$0.31	$0.12	$0.76	$0.51
Average shares outstanding—basic	14,053	13,175	13,927	12,786
Diluted net income per share	$0.30	$0.11	$0.74	$0.47
Average shares outstanding—diluted	14,524	14,267	14,451	13,656

See accompanying notes to unaudited consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 27, 2003	Sept. 27, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,345	$37,451
Accounts receivable	30,905	31,437
Inventories	28,977	29,305
Other current assets	12,961	13,409

Total current assets	120,188	111,602
Property, plant and equipment, net	21,797	24,669
Goodwill	49,001	49,001
Intangible assets	11,255	13,379
Other assets	8,199	7,820

	$210,440	$206,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,849	$5,330
Accrued compensation	7,193	6,006
Current portion of long-term debt and capital leases	24,238	11,923
Deferred revenue	328	603
Other current liabilities	14,687	11,307

Total current liabilities	57,295	35,169
Long-term debt and capital leases, less current portion	3,376	39,282
Other long-term liabilities	7,487	7,661

Total liabilities	68,158	82,112
Shareholders’ equity:
Common stock	121,172	117,520
Retained earnings	26,430	15,938
Accumulated other comprehensive loss	(5,320)	(9,099)

Total shareholders’ equity	142,282	124,359

	$210,440	$206,471

See accompanying notes to unaudited consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	June 27, 2003	June 28, 2002
Cash flows from operating activities:
Net income	$10,654	$6,458

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,623	6,525
Non-recurring charges	—	2,258
Deferred taxes	(27)	17
Foreign exchange loss	143	116
Decrease in accounts receivable	457	7,469
(Increase) decrease in inventories	338	(7,213)
Decrease in other current assets	426	1,887
Increase (decrease) in accounts payable	5,417	(1,622)
Increase (decrease) in accrued compensation	1,208	(1,761)
Increase (decrease) in deferred revenue	(279)	447
Increase in other current liabilities	3,545	312

Net cash provided by operating activities	29,505	14,893
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,838)	(4,710)
Investment in a business	—	(52,216)
Increase (decrease) in other long-term liabilities	(156)	480
Net sales (purchases) of long-term investments	426	(65)

Net cash used in investing activities	(1,568)	(56,511)
Cash flows from financing activities:
Net proceeds (payments) of long-term debt and capital lease obligations	(23,591)	38,509
Stock repurchase	(162)	(513)
Net proceeds from issuance of capital stock	3,652	18,009

Net cash provided by (used in) financing activities	(20,101)	56,005
Effect of exchange rate changes	2,058	(2,627)

Net increase in cash and cash equivalents	9,894	11,760
Cash and cash equivalents at beginning of period	37,451	22,007

Cash and cash equivalents at end of period	$47,345	$33,767

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

Note 2—STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

If the Company accounted for its stock based compensation plans in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and net income per share would approximate the pro forma disclosures below:

	3 months ended		9 months ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net Income, as reported	$4,393	$1,613	$10,654	$6,458
Less total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(614)	(1,170)	(2,900)	(3,020)

Pro forma net income	$3,779	$443	$7,754	$3,438

Earnings per share:
Basic—as reported	$0.31	$0.12	$0.76	$0.51

Basic—pro forma	$0.27	$0.03	$0.56	$0.27

Diluted—as reported	$0.30	$0.11	$0.74	$0.47

Diluted—pro forma	$0.26	$0.03	$0.54	$0.25

Note 3—INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	June 27, 2003	September 27, 2002
Raw materials	$13,301	$13,725
Work in process	3,894	2,821
Finished goods	11,782	12,759

	$28,977	$29,305

Inventory reserves for estimated inventory obsolescence were $4,140 and $4,523 as of June 27, 2003 and September 27, 2002, respectively. Included in cost of sales are $146 and $118 of charges related to inventory reserves for the three month periods ended June 27, 2003, and June 28, 2002, respectively, and $839 and $512 for the nine month periods ended June 27, 2003 and June 28, 2002, respectively.

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

	3 months ended		9 months ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Research and development expense	3,423	4,171	10,063	10,740
Contract funding	(375)	(405)	(1,552)	(1,665)

Research and development, net	$3,048	$3,766	$8,511	$9,075

Note 5—NON–RECURRING CHARGES

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

Current Year Activity

The non-recurring charges incurred affected the Company’s financial position as follows:

	Accrued Compensation	Other Liabilities
Balance as of September 28, 2001	$397	$396
Additional charges	2,385	1,729
Cash paid out	(703)	(385)
Non-cash write-offs

Balance as of September 27, 2002	2,079	1,740
Cash paid out	(1,448)	(185)

Balance as of June 27, 2003	$631	$1,555

During the third quarter of 2003, the Company paid cash of $231 related to contractual liabilities, severance and lease termination costs. For the first nine months of 2003 the cash paid was $1,633. The remaining amounts are expected to be paid primarily by the end of fiscal year 2003.

Note 6—INCOME TAXES

The provision for income taxes has been recorded based upon the current estimate of the Company’s annual effective tax rate. This rate differs from the federal statutory rate primarily because of the provision for state income taxes, permanent differences, research credits and the effects of the Company’s foreign tax rates.

Note 7—NET INCOME PER COMMON SHARE

Basic net income per share was computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share was computed using the weighted average number of shares of common stock plus dilutive common equivalent shares outstanding during each period. Incremental shares of 471 and 1,092 for the quarters ended June 27, 2003 and June 28, 2002, respectively, were used in the calculations of diluted net income per share. Incremental shares of 524 and 870 for the nine month periods ended June 27, 2003 and June 28, 2002, respectively, were used in the calculations of diluted net income per share.

Note 8—COMPREHENSIVE INCOME

Comprehensive income was $6,335 and $4,347 for the quarters ended June 27, 2003 and June 28, 2002, respectively. Comprehensive income for the nine month periods ended June 27, 2003 and June 28, 2002 was $14,433 and $9,010, respectively.

Note 9—BUSINESS ACQUISITIONS

On April 22, 2002, the Company completed the acquisition of DOME imaging systems, inc. (“DOME”). DOME designed, manufactured and marketed computer graphic imaging boards, flat-panel displays and software for original equipment manufacturers in the medical field and other advanced image processing applications. As a result of the acquisition, the Company is able to offer a broader range of medical display solutions which complements the medical product line. The acquisition was accounted for as a purchase and, accordingly, the operations of DOME have been included in the consolidated financial statements from the date of acquisition.

Note 10—BUSINESS SEGMENTS

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

	Three months ended		Nine months ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net sales to external customers (by segment):
Medical	$21,176	$21,777	$67,224	$53,958
Industrial	16,173	19,798	50,695	55,440
Commercial	25,521	16,445	61,798	38,264

Total sales	$62,870	$58,020	$179,717	$147,662

Operating income (loss):
Medical	$1,775	$3,185	$6,218	$8,656
Industrial	4,703	1,645	11,668	3,271
Commercial	505	980	(521)	1,543
Non-recurring charges	—	(2,258)	—	(2,258)

Total operating income	$6,983	$3,552	$17,365	$11,212

Note 11—GUARANTEES

The Company provides a warranty for its products and establishes an allowance at the time of sale adequate to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

	3 months ended	9 months ended
	June 27, 2003	June 27, 2003
Balance as of beginning of period	$2,955	$2,538
Cash paid for warranty repairs	(825)	(2,448)
Provision for current period sales	949	2,739
Provision for prior period sales	—	250

Balance as of June 27, 2003	$3,079	$3,079

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Inventory Reserves. The Company is exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete, in excess of anticipated usage, or subject to lower of cost or market issues. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional inventory reserves may be required.

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

As required by these rules, the Company will perform an impairment review annually or earlier if indicators of potential impairment exist. This annual impairment review was completed during the second quarter of fiscal 2003 and no impairment was found. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the Company’s segments as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and the Company may incur charges for impairment of goodwill.

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

BUSINESS ACQUISITIONS

In April 2002, the Company completed the acquisition of DOME imaging systems, inc. (“DOME”). DOME designed, manufactured, and marketed computer graphic imaging boards, flat-panel displays and software for original equipment manufacturers in the medical field and other advanced image processing applications. As a result of the acquisition, the Company is able to offer a broader range of medical display solutions, which complements our medical product line. The acquisition was accounted for as a purchase and, accordingly, the operations of DOME have been included in the consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS

Sales

The Company’s sales of $62.9 million in the third quarter of 2003 increased $4.9 million or 8.4% as compared to $58.0 million in the third quarter of 2002. The increase in sales was principally due to higher sales of $9.1 million in the Commercial segment, which increased 55.2% over the comparable period of the prior year. The increase in the Commercial segment compared to the third quarter of 2002 was due to new product introductions, a broader distributor network, and increased market penetration. This increase was partially offset by a decrease in the Industrial segment of $3.6 million or 18.3%, and a slight decrease in the Medical segment of $601,000 or 2.8%, as compared to the third quarter of 2002. Sales in the Industrial unit were lower due to streamlining the product portfolio both to increase profitability and support the manufacturing consolidation. The decrease in the Medical segment sales was due to a conscious effort to prune certain low-volume embedded products. The Company expects revenue for fiscal 2003 of approximately $245 million, which includes $85.0 to $90.0 million in Commercial segment sales.

The Company’s sales of $179.7 million in the first nine months of 2003 increased $32.1 million or 21.7% as compared to $147.7 million in the first nine months of 2002. The increase in sales was principally due to higher sales of $13.3 million and $23.5 million in the Medical and Commercial segments, which increased 24.6% and 61.5% respectively. In the Industrial segment revenues decreased $4.7 million or 8.6% in the first nine months of 2003 as compared to the first nine months of 2002. The increase and decrease in the Commercial and Industrial markets, respectively, were due to the same reasons as those noted above with respect to the third quarter of 2003. The increase in the Medical segment was primarily due to revenues associated with the acquisition of DOME, which were only included in the results of operations for two months in the comparable period of the prior year, offset by decreases in revenues associated with EL products.

International sales increased by 6.0% to $12.7 million in the third quarter of 2003 as compared to $12.0 million recorded in the same quarter of the prior year. International sales for the first nine months of 2003 increased by 5.3% to $37.9 million as compared to $36.0 million recorded in the comparable period a year ago. The increase in international sales in the nine month period was due primarily to higher AMLCD sales in Europe. As a percentage of total sales, international sales decreased to 20.2% in the third quarter of 2003 as compared to 20.6% in the same quarter for the prior year. For the first nine months of 2003, international sales, as a percentage of total sales, were 21.1% as compared to 24.4% in the first nine months of 2002. These decreases in international sales as a percentage of total sales were mainly attributable to the increased sales of commercial and digital imaging products in the United States.

Gross Profit

The Company’s gross profit as a percentage of sales increased to 31.8% in the third quarter of 2003 from 30.8% in the third quarter of 2002. The increase in gross margins in the third quarter of 2003 reflects the benefits of the plant consolidation, higher EL margins due to improved yields, and higher margins on our AMLCD products. For the first nine months of 2003, the Company’s gross margins were 31.2% as compared to 29.5% in the same period in the prior year. This increase in gross margins for the first nine months of 2003 was due to benefits from the EL plant consolidation and changes in product mix including the incremental impact related to the DOME line of products. For 2003, the Company expects gross margins to be approximately 31.0%.

Research and Development

Research and development expenses decreased in the third quarter of 2003 by $718,000 or 19.1% to $3.0 million as compared to $3.8 million in the third quarter of 2002. This decrease is primarily due to lower spending on new Quantum projects and lower personnel costs. For the first nine months of 2003, research and development expenses decreased $564,000 or 6.2% to $8.5 million from $9.1 million in the first nine months of the prior year as a result of decreased spending in the third quarter of 2003. As a percentage of sales, research and development expenses decreased to 4.8% in the third quarter of 2003 as compared to 6.5% in the same quarter of the prior year. As a percentage of sales, research and development expenses decreased to 4.7% in the first nine months of 2003 as compared to 6.1% in the first nine months of 2002. These percentage decreases were primarily due to higher revenues in the current quarter and first nine months of 2003.

Sales and Marketing

Sales and marketing expenses increased $565,000 or 13.1% to $4.9 million in the third quarter of 2003 as compared to $4.3 million in the same quarter of the prior year. Sales and marketing expenses increased $4.1 million or 39.0% to $14.7 million in the first nine months of 2003 as compared to $10.6 million in the same period of the prior year. These increases were primarily due to higher sales and marketing expenses due to the acquisition of DOME, higher advertising expenses associated with our Commercial segment, higher personnel costs and higher marketing expenses due to a brand development project. This was offset by a decrease in the overall sales expense. As a percentage of sales, sales and marketing expenses increased to 7.7% in the third quarter of 2003 as compared to 7.4% in the third quarter of the prior year. As a percentage of sales, sales and marketing expenses increased to 8.2% in the first nine months of 2003 as compared to 7.2% in the same period of the prior year. These increases were primarily due to increased investment in branding and marketing.

General and Administrative

General and administrative expenses increased $889,000 or 25.3% to $4.4 million in the third quarter of 2003 from $3.5 million in the same period from the prior year. General and administrative expenses increased $3.5 million or 35.6% to $13.5 million in the first nine months of 2003 from $9.9 million in the same period of the prior year. The increases in general and administrative expenses were primarily due to higher personnel costs, higher professional services and the inclusion of DOME. As a percentage of sales, general and administrative expenses increased to 7.0% in the third quarter of 2003 from 6.0% in the same period from the prior year. For the first nine months of 2003, general and administrative expenses, as a percentage of sales, increased to 7.5% from 6.7% for the same period of the prior year. These increases were primarily due to the acquisition of DOME and higher personnel costs.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets increased $236,000 or 50% to $708,000 in the third quarter of 2003 from $472,000 in the same period of 2002. Expenses for the amortization of intangible assets increased $1.7 million to $2.1 million in the first nine months of 2003 from $472,000 in the same period of 2002. There were no amortization charges in the first half of 2002 as the acquisition of DOME did not occur until the third quarter of fiscal 2002.

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

Current Year Activity

During the third quarter of 2003, the Company paid cash of $231,000 related to contractual liabilities, severance and lease termination costs. For the first nine months of 2003, the cash paid was $1.6 million. The remaining amounts are expected to be paid primarily by the end of fiscal year 2003.

Total Operating Expenses

Total operating expenses decreased $1.3 million or 9.0% to $13.0 million in the third quarter of 2003 from $14.3 million in the same period a year ago. For the first nine months of 2003, total operating expenses increased $6.5 million or 20.1% to $38.8 million from $32.3 million in the same period of the prior year. The increase in operating expenses was primarily due to the acquisition of DOME, and the payment of variable compensation during the first nine months of 2003, offset by in-process research and development costs incurred in the prior year related to the acquisition of DOME. As a percentage of sales, operating expenses decreased to 20.7% in the third quarter of 2003 from 24.7% in the same quarter of the prior year. As a percentage of sales, operating expenses decreased to 21.6% in the first nine months of 2003 from 21.9% in the same period of the prior year. These percentage decreases were primarily due to higher revenues in the current quarter and first nine months of 2003. The Company believes that operating expenses will be approximately 21.0% of revenues in fiscal 2003.

Non–operating Income and Expense

Non–operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. In the third quarter of 2003 net interest expense decreased from $614,000 in the third quarter of the prior year to $267,000. The decrease in net interest expense was due to lower levels of borrowings in the current year as compared to the same period of the prior year. Net interest expense for the first nine months of 2003 increased from $1.0 million in 2002 to $1.1 million in fiscal 2003. Net interest expense increased due to increased borrowings associated with the acquisition of DOME and lower interest income on cash and cash equivalents.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a loss of $60,000 in the third quarter of 2003, as compared to a loss of $85,000 in the third quarter of 2002. In the first nine months of 2003, foreign currency gains and losses amounted to a loss of $143,000 as compared to a loss of $116,000 in the same period of the prior year.

The Company currently realizes about one–fifth of its revenue outside the United States and expects this to continue in the future. Additionally, the functional currency of the Company’s foreign subsidiary is the Euro which must be translated to U.S. Dollars for consolidation. The Company believes that this hedging will mitigate the risks associated with foreign currency fluctuations.

Provision for Income Taxes

The Company’s effective tax rate for the quarter and the nine months ended June 27, 2003 was 34.0%, the same as for the quarter and the nine months ended June 28, 2002. The differences between the effective tax rate and the federal statutory rate was due to the provision for state income taxes, permanent differences, research credits and the effects of the Company’s foreign tax rates. The Company believes that the effective tax rate for 2003 will be 34%.

Net Income

In the third quarter of fiscal 2003, net income was $4.4 million or $0.30 per diluted share. In the same quarter of the prior year, net income was $1.6 million or $0.11 per diluted share. For the first nine months of fiscal 2003, net income was $10.7 million or $0.74 per diluted share as compared to $6.5 million or $0.47 per diluted share in the comparable period of the prior year. The Company expects net income of $1.05 per diluted share in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $29.5 million in the first nine months of 2003. Net cash provided by operating activities in the first nine months of 2002 was $14.9 million. The net cash provided by operations of $29.5 million in the first nine months of 2003 primarily related to net income, depreciation and amortization, and increases in accounts payable, other current liabilities and accrued compensation.

Cash of $1.8 million was used to purchase plant, property and equipment during the first nine months of 2003. These capital expenditures primarily related to manufacturing equipment and upgrades to computer hardware and software.

The Company has a credit agreement which consists of a revolving loan of $25.0 million and an original term loan of $15.0 million. As of June 27, 2003 and September 27, 2002, the total amounts outstanding under the revolving loan were $20 million and $25.0 million, respectively, and the total amounts outstanding under the term loan were $3.6 million and $13.1 million, respectively. Total unused and available borrowing capacity under the revolving loan as of June 27, 2003 was $5.0 million. The revolving loan is due in April 2004. The term loan is due in quarterly installments of $1.9 million. The loans are secured by substantially all assets of the Company. As of June 27, 2003, interest rates ranged from 2.56% to 4.25%. The interest rate can fluctuate quarterly based upon the actual leverage ratio between the lesser of the Libor rate plus 125 basis points or the prime rate and the greater of the Libor rate plus 325 basis points or the prime rate plus 50 basis points. The loans also include various financial covenants including a leverage ratio, a fixed charge coverage ratio, tangible net worth and capital expenditure limits. In July 2003, the Company paid an additional $10.0 million under the revolving loan. Borrowings outstanding under certain equipment financing loans were $2.7 million and $11.7 million as of June 27, 2003 and September 27, 2002, respectively. The remaining loan bears an interest rate of 6.5%. The Company also has a capital lease for the leasehold improvements in the new offices. The total minimum lease payments are $1.5 million, which are payable over seven years. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

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

The Euro is the functional currency of the Company’s subsidiary in Finland. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained open contracts of approximately $12 million as of June 27, 2003.

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

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the third quarter of fiscal 2003, the Company completed the ERP system conversion used in its Waltham, Massachusetts facility to the same ERP system which is used by the rest of the Company. The conversion was successfully completed and was functioning as anticipated as of the end of the third quarter. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.	OTHER INFORMATION

Item 2.	Changes in Securities

During the third fiscal quarter of 2003, the Company sold securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) upon the exercise of certain stock options granted under the Company’s stock option plans. An aggregate of 795 shares of Common Stock was issued at exercise prices of $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

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

In response to competitive pressure in the marketplace, we have submitted an application for 510(K) class 2 certification, by the Food and Drug Administration, of our CX series of digital imaging products. Failure to complete this process, or gain approval, will result in continued pressure in the marketplace and could lead to reduced revenue.

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

Our future results of operations will depend in part on our ability to improve and market our existing products and to successfully develop, manufacture and market new products. If we are not able to continue to improve and market our existing products, develop and market new products and continue to make technological developments, our products or technology could become obsolete or noncompetitive. The nature of new products and markets, by their nature, present significant risks of failure. Even if we are successful in developing new products, new products typically result in pressure on gross margins during the initial phases as costs of manufacturing start-up activities are spread over lower initial sales volumes. We have experienced lower than expected yields with respect to new products and processes in the past. These low yields have a negative impact on gross margins. In addition, customer relationships can be negatively impacted due to production problems and late delivery of shipments.

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

The commercial market has seen tremendous growth since we entered the market. Our revenue from commercial products has grown from nothing in fiscal 2000 to approximately $55 million in fiscal 2002 and was approximately $62 million in the first nine months of fiscal 2003. This revenue could also just as quickly decrease due to competition, alternative products, pricing changes in the market place and potential shortages of products which would adversely affect our revenue levels and our results of operations.

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

The market price of our common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing market price of our stock has ranged from $10.57 to $23.89. The trading price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

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

Item 7.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The company filed a report on Form 8-K on April 17, 2003, in which it reported the issuance of a press release announcing its financial results for the quarter and six months ended March 28, 2003.

The company filed a report on Form 8-K on July 16, 2003, in which it reported the issuance of a press release announcing its financial results for the quarter and nine months ended June 27, 2003 and updating the Company’s business outlook.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 11, 2003	PLANAR SYSTEMS, INC. (Registrant)

/s/ STEVEN J. BUHALY
Steven J. Buhaly Vice President and Chief Financial Officer