Form 10-K
period 2003-09-26
PLANAR SYSTEMS INC
filed 2003-12-22
CIK 722392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 26, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-23018

PLANAR SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0835396
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1195 NW Compton Drive Beaverton, Oregon	97006
(Address of Principal Executive Offices)	(Zip code)

(503) 748-1100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒    NO ☐

The aggregate market value of voting Common Stock held by non-affiliates of the registrant at December 12, 2003 was approximately $349,249,699. For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at December 12, 2003: 14,540,611.

Documents Incorporated By Reference

Document	Part of Form 10-K Into Which Documents are Incorporated
Portions of Proxy Statement for 2004 Annual Meeting of Shareholders	Part III

Part I

Item 1.

BUSINESS

Planar Systems, Inc. (Planar) is a leading developer, manufacturer and marketer of high-performance electronic display systems. The Company’s products range from display components to stand-alone display systems produced to address specific market applications in medical, industrial, and commercial market segments. The Company competes on a global basis with development, manufacturing and marketing operations in the United States, Asia and Europe. Major customers include Philips Medical Systems, Siemens Medical, GE Medical Systems, DataScope Corporation, Eastman Kodak Company, Diebold Inc., Allen-Bradley, and Cubic Corporation, and major channel partners include Dell Inc. and CDW Corporation.

Display technologies featured in Planar’s products include electroluminescent (EL) flat-panel displays, active matrix liquid crystal displays (AMLCDs), passive matrix liquid crystal displays (PMLCD), and plasma display panels (PDPs). The Company manufactures EL displays and sources other display components, electronics and most assembly from a global network of suppliers.

Industry Background

The electronic display industry is undergoing significant changes as the proliferation of networked devices is increasing the requirements for the display of text and graphical information. Many devices located in challenging environments, such as outdoors, in vehicles, in portable instruments and in healthcare institutions, require specialized displays with high-performance attributes. Displays designed for benign office and home environments are distinguished by visual performance, ease-of-use and design features, value, warranty and availability within sales channels.

Cathode-ray tube (CRT) displays have been the dominant display technology for decades. But CRTs tend to be bulky, inefficient in use of power, and difficult to dispose of. Various flat-screen technologies feature superior visual performance, greater versatility due to improved form factors and better efficiency, and are displacing CRTs in all markets.

There are several flat-panel display technologies currently in development or commercially available, including various forms of liquid crystal, gas plasma and EL displays. The principal differentiators among flat-panel display technologies are commercial availability, ruggedness, durability, price, size, color capability, design flexibility and power consumption.

Electroluminescent—Planar’s proprietary EL display technology is a monochrome, solid-state device with a thin-film luminescent layer between transparent insulator layers and a matrix of row and column electrodes on a single glass substrate. A circuit board, with control and drive components mounted within the viewing area on the glass panel, is connected to the back of the glass substrate. The result is a flat, compact, reliable and rugged display device.

Passive Matrix LCD—PMLCDs modulate light by reflection or transmission through the application of voltage to a liquid crystal material placed between two glass plates. These are typically monochrome displays.

Active Matrix LCD—AMLCD screens incorporate the PMLCD technology plus add a transistor at every pixel location that allows each pixel to be turned on and off independently. This increases the image quality, response time and side-to-side viewing angle of the display. These are typically full-color displays.

Plasma—Gas plasma displays create a visible image by ionizing a gas contained at each pixel between two glass plates. The ionized gas emits ultra-violet light, which excites adjacent phosphors and emits visible light. PDPs generally have higher power consumption requirements than other display technologies but provide a cost-effective solution for full-color, large-format displays.

Other—A wide range of new technologies is constantly under development by a variety of companies in the display industry with the objective of bringing viable technologies into commercialization. Some of the more visible efforts include ferroelectric LCDs, electrophoretic displays, organic light emitting diodes (OLEDs) and various forms of projection displays.

Planar manufactures EL displays in its factory in Finland and obtains full-color and LCD display components from a variety of suppliers located primarily in Asia. The company expects to be able to obtain emerging technologies from suppliers and participate in the commercialization of new types of displays once those components achieve viability.

Markets

The Company is currently serving the following market segments:

Medical—An increasing portion of the Company’s medical business is comprised of stand-alone display systems, including digital imaging monitors and software, and monitors and workstations medically certified for use in patient proximity. Additionally, Planar display components are supplied to medical OEMs and embedded in a wide range of diagnostic and therapeutic equipment, such as defibrillators, anesthesia systems and infusion pumps. Planar’s strategy in this segment calls for identifying particular needs in the healthcare environment and applying its industry knowledge and product development versatility to produce targeted solutions. The Company believes that its products provide superior display quality and reliability for crucial medical applications, and that demand for such products in the healthcare industry will steadily grow.

Industrial—Planar displays are used in a wide range of industrial applications in process control equipment, mobile information systems, and kiosk displays such as gas pumps, automatic teller machines and transit ticket dispensers. Reliability, ruggedness, temperature tolerance, optical attributes and custom form factor distinguish the Company’s solutions used in these challenging environments. In this segment, Planar specializes in collaborative relationships to develop designs specific for particular applications. While the industrial segment is closely correlated with overall economic activity, the Company believes there is significant and ongoing demand for specialized, ruggedized displays.

Commercial—The Company markets an extensive product line of Planar-branded AMLCD desktop and PDP monitors and LCD televisions through leading online resellers. The largest category of end-users of these products has been businesses, due to the Company’s focus on serving the particular needs of the commercial sales organizations of its channel partners. Increased penetration in the home/consumer segment is expected as Planar’s brand and products become more widely known and as that market realizes forecasted growth for sales of flat-panel displays. Launched at the beginning of fiscal 2001, this segment has grown faster than the robust market. Planar was ranked in the top 10 suppliers of AMLCD flat-panel displays in the United States by the end of fiscal 2003.

Products

The Company offers a variety of displays and display systems in a wide range of resolutions, formats, viewing areas and technologies. These can be classified in two primary product categories:

Flat-Panel Display Components—This product line includes monochrome EL, AMLCD and PMLCD displays. These displays range from small and simple devices to fully integrated display systems, and are marketed to OEMs for integration into their products.

Value-added Display Solutions—The Company incorporates a variety of display components into systems and sub-systems that include such attributes as enhanced optical performance, special mounting systems, enhanced product design, local computing capability and special packaging. These products are typically designed for specific market applications. The Company differentiates its services through the development of close business relationships with its customers and channel partners.

Research, Development and Product Engineering

The Company believes that a significant level of investment in research, development and product engineering is required to maintain market leadership. Total expenses were $13.5 million, $15.1 million and $15.1 million for the fiscal years 2003, 2002 and 2001, respectively, for research, development and product engineering. These expenses were partially offset by contract funding from both government agencies and private sector companies of $2.3 million, $2.2 million and $4.0 million in fiscal years 2003, 2002 and 2001, respectively. The Company’s research and development expenses are primarily related to the commercialization of display technologies, new system architectures and fundamental process improvements. Product engineering expenses are directly related to the design, prototyping and release to production of new products. Research, development and product engineering expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses and other costs associated with the Company’s ongoing efforts to develop new products, processes and enhancements.

Manufacturing

The Company operates an EL manufacturing facility in Finland, which produces a wide range of display types and sizes from 1” x 4” to 12” x 14”. In 2003, the Company closed its Oregon EL plant and consolidated all EL production in its Finland plant. The Company believes production volumes and quality necessary to meet forecast demand can be achieved from the single plant.

During fiscal 2003, the Company closed its LCD components and modules production plant. Manufacturing and assembly of those components and modules are now undertaken on our behalf in China and Indonesia. The Company has worked closely with manufacturing partners to transfer process knowledge for the manufacture of these products.

The Company continues to shift manufacturing and assembly capacities to offshore partners, and many of its products are now produced entirely by a closely managed network of suppliers. The company believes that its effective management of its global supply chain is an important competency and competitive advantage.

The Company’s manufacturing operations consist of the procurement and inspection of components, manufacture of EL displays, final assembly of some components and extensive testing of finished products. The Company currently procures all of its raw materials from outside suppliers, including glass substrates, driver integrated circuits, electronic circuit assemblies, power supplies and high-density interconnects.

Quality and reliability are emphasized in the design, manufacture and assembly of the Company’s products. All of Planar’s facilities have active operator training/certification programs and regularly use advanced statistical process control techniques. The Company’s products undergo thorough quality inspection and testing throughout the manufacturing process.

The Company believes that worldwide quality standards are increasing and that many customers now expect vendors to have ISO9001 certification. This certification requires that a company meet a set of criteria established by an independent, international quality organization that measures the quality of systems, procedures and implementation in manufacturing, marketing and development of products and services. All of the Company’s operating units have received and maintain their ISO9001 certification.

Sales and Marketing

The Company’s products are distributed worldwide through both Company-employed sales personnel and through third party channels. Planar’s vertically-integrated Medical segment sales team is headquartered in Waltham, Massachusetts, with additional sales and marketing staff stationed in Beaverton, Oregon and Espoo, Finland. The Company’s Industrial segment manages sales and operations from the Beaverton office, with additional staff in Espoo also managing a network of independent sales representatives and distributors for certain European markets. The Company’s Commercial segment is run from the Beaverton office.

As of September 26, 2003 and September 27, 2002, the Company’s backlog of domestic and international orders was approximately $43.2 million and $59.9 million, respectively. As of September 26, 2003, the Company included all accepted contracts or purchase orders in its backlog. Backlog includes orders of approximately $14.4 million related to end-of-life products which are scheduled to ship over the next 8 quarters. Variations in the magnitude and duration of contracts and customer delivery requirements may result in substantial fluctuations in backlog from period to period. The Company believes its backlog is of limited utility in predicting future sales because its Commercial segment and a growing portion of its Medical segment operate on a ship-to-order basis with very little backlog. Products sold to Dell comprised 19% of total consolidated sales in both fiscal 2003 and 2002.

Competition

The market for information displays is highly competitive. The Company believes competition will have the effect of reducing average selling prices of flat-panel displays over time. The Company’s ability to maintain operating margins depends, in part, on its ability to increase unit volumes or increase its value-added contribution to each unit; to provide additional value to its customers through peripheral devices and system integration; to reduce material costs in an amount sufficient to compensate for any decreases in selling prices; and to manage expenses in a fiscally disciplined manner.

The Company competes with other display manufacturers based upon commercial availability, price, visual performance (e.g., brightness, color capabilities, contrast and viewing angle), size, design flexibility, power usage, durability, ruggedness and customer service. The Company believes its total quality program, wide range of product offerings, flexibility, responsiveness, technical support and customer satisfaction programs are important to the competitive position.

The principal EL manufacturer against which the Company competes is Sharp Electronics Corporation. In display systems including AMLCD components sourced from manufacturers, Planar’s value-added products compete against those of Barco, Totoku and NDS in the medical market; and Sharp, Sony, NEC, Viewsonic, Dell and others in the commercial market. The Company also competes with some of its customers in the Industrial segment who often develop their own display solutions internally. In addition, other industrial display systems specialists include GDS, Three-Five Systems, White Electronic Designs Corp. and a variety of small, highly specialized producers.

Intellectual Property

The Company relies on a combination of patents, trade secrets, trademarks, copyrights and other elements of intellectual property law, nondisclosure agreements and other measures to protect its proprietary rights. The Company currently owns or has license rights to over 50 patents and several more pending patent applications for its technologies. The expiration dates of the Company’s existing patents range from 2004 to 2022. Features for which the Company has and is seeking patent protection include display glass design, materials, electronics addressing, control functions and process manufacturing.

The Company has received research and development funding from government agencies pursuant to agreements under which the funding entities retain certain rights with respect to technical data developed pursuant to funded research. Generally, these rights restrict the government’s use of the specific data to governmental purposes, performed either directly or by third parties sub-licensed by the government. Rights under the Company’s funding agreements with private-sector companies vary significantly, with the Company and the third party each retaining certain intellectual property rights.

Employees

As of September 26, 2003, the Company had 460 employees worldwide; 285 in the United States and 175 in Europe. Of these, 74 were engaged in marketing and sales, 66 in research, development and product engineering, 61 in finance and administration, and 259 in manufacturing and manufacturing support.

The Company’s future success will depend largely on its ability to continue to attract, retain and motivate highly skilled and qualified manufacturing, technical, marketing, engineering and management personnel. The Company’s U.S. employees are not represented by any collective bargaining units and the Company has never experienced a work stoppage in the U.S. The Company’s Finnish employees are, for the most part, covered by national union contracts. These contracts are negotiated annually between the various unions and the Employer’s Union and stipulate benefits, wage rates, wage increases, grievance and termination procedures and work conditions.

Available Information

The Company’s Internet website address is www.planar.com. Planar’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are available through the Internet website as soon as reasonably practicable after it is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into the Annual Report on Form 10-K.

Item 2.    Properties

The Company leases its primary manufacturing facilities and various sales offices in the United States and Europe. The Company leases 37,000 square feet of custom-designed space, including 15,000 square feet of cleanroom in Beaverton, Oregon for assembly operations. The European facility, located in Espoo, Finland, is a custom-designed facility in which Planar leases 85,000 square feet, including approximately 15,000 square feet of cleanroom.

The Company entered into a new lease in August 2001 for approximately 72,000 square feet of class A office space in Beaverton, Oregon. The construction of this facility was completed in June 2002 and it is now used for administrative office space, design engineering and associated lab and research and development activities.

In 1994, the Company acquired a 21,000 square-foot facility, with approximately 6,000 square feet of cleanroom, also located in Beaverton, Oregon. This facility is being used for research and development activities.

The Company’s Lake Mills, Wisconsin, facility, formerly the site of the Company’s PMLCD manufacturing operation, includes a 70,000 square-foot facility with approximately 7,500 square feet of cleanroom. This property has been listed for sale.

In April 2002, the Company acquired DOME imaging systems, inc. located in Waltham, Massachusetts. The Company has retained a lease on approximately 31,000 square feet, formerly leased by DOME, which is used for sales and administration office space, design engineering and associated lab and research and development activities and quality testing.

The Company has field sales offices in key U.S. metropolitan areas and three sales offices in Europe. The offices are located in the Boston, New York, Portland, Helsinki, Munich and Paris metropolitan areas. Lease commitments for most of these facilities are typically six to twelve months. None of these sales offices has significant leasehold improvements nor are any planned.

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

	High	Low
Fiscal 2003
First Quarter	$21.73	$12.21
Second Quarter	21.47	12.59
Third Quarter	20.74	10.57
Fourth Quarter	24.49	18.68

Fiscal 2002
First Quarter	$21.53	$14.54
Second Quarter	26.25	17.75
Third Quarter	25.59	17.30
Fourth Quarter	20.90	14.96

As of September 26, 2003, there were approximately 129 shareholders of record.

The Company currently intends to retain its earnings to support operations and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

During the quarter ended September 26, 2003, the Company sold securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) upon the exercise of certain stock options granted under the Company’s stock option plans. An aggregate of 6,670 shares of Common Stock were issued at an exercise price of $6.50. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3 (b) of the Securities Act.

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

Item 6.    Selected Financial Data

	Fiscal year
	2003	2002	2001	2000	1999
Operations:
Sales	$251,927	$205,929	$207,952	$174,551	$122,914
Gross profit	76,340	60,330	64,828	40,659	33,175
Income (loss) from operations	25,062	(3,379)	22,571	(2,160)	(3,151)
Net income (loss)	15,202	(3,062)	14,537	543	(5,125)
Diluted net income (loss) per share	$1.04	$(0.24)	$1.13	$0.05	$(0.44)

Balance Sheet:
Working capital	$73,446	$76,433	$59,286	$50,296	$54,378
Assets	209,836	206,471	136,200	128,175	111,771
Long-term liabilities	7,080	46,943	13,392	15,486	16,622
Shareholders’ equity	150,839	124,359	96,089	73,268	72,744

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, intangible asset valuation and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies and the related judgments and estimates affect the preparation of the consolidated financial statements.

Revenue Recognition.    The Company’s policy is to recognize revenue for product sales when title transfer and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. The Company estimates expected sales returns and records the amount as a reduction of revenue at the time of shipment. The Company’s policies comply with the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of uncollectibility is minimal.

Allowance for Doubtful Accounts.    The Company’s policy is to maintain allowances for estimated losses resulting from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of the customer when determining or modifying their credit limits. The Company regularly evaluates the collectibility of its trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, the Company initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to the Company, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, the Company records a specific allowance to reduce the related receivable to the amount the Company expects to recover.

The Company also records an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. The Company believes its reported allowances are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, the Company may need to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such determination was made.

Inventory Reserves.    The Company is exposed to a number of economic and industry factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage, or subject to lower of cost or market issues. These factors include, but are not limited to, technological changes in the Company’s markets, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from the Company’s suppliers. The Company’s policy is to establish inventory reserves when conditions exist that suggest that its inventory may be in excess of anticipated demand or is obsolete based upon its assumptions about future demand for its products and market conditions. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the Company’s reserves are intended to reduce the carrying value of its inventory to its net realizable value. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those that the Company projects, additional inventory reserves may be required.

Product Warranties.    The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of our products over a specified period of time, generally between 12 and 36 months, at no cost to the Company’s customers. The Company’s policy is to establish warranty reserves at levels that represent its estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. The Company believe that its recorded liabilities are adequate to cover its future cost of materials, labor and overhead for the servicing of its products sold through that date. If actual product failures, or material or service delivery costs differ from the Company’s estimates, its warranty liability would need to be revised accordingly.

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

As required by these rules, the Company will perform an impairment review annually, or earlier if indicators of potential impairment exist. This annual impairment review was completed during the second quarter of fiscal year 2003, and no impairment was found. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the Company’s segments as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and the Company may incur charges for impairment of goodwill.

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

Income Taxes.    In the past, the Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has assessed the valuation allowance based upon its estimate of future taxable income covering a relatively short time horizon given the volatility in the markets the Company serves and its historic operating results. The availability of tax planning strategies to utilize the Company’s recorded deferred tax assets is also considered. If the Company is able to realize the deferred tax assets in an amount in excess of its reported net amounts, an adjustment to the deferred tax assets would increase earnings in the period such determination was made. Similarly, if the Company should determine that the Company may be unable to realize its net deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

BUSINESS ACQUISITIONS

In April 2002, the Company completed the acquisition of DOME imaging systems, inc. (“DOME”). DOME designs, manufactures and markets computer graphic imaging boards, flat panel displays and software for original equipment manufacturers in the medical field and other advanced image processing applications. As a result of the acquisition, the Company is able to offer a broader range of medical display solutions, which complements our medical product line. The acquisition was accounted for as a purchase and, accordingly, the operations of DOME have been included in the consolidated financial statements from the date of acquisition. The total consideration paid was $65.7 million which consisted of $52.2 million of cash, stock options assumed which were valued at $11.3 million, cash to be paid for stock options of $1.2 million and closing and related costs of $1.0 million. The Company recorded a non-recurring charge of $2.3 million in the third quarter of fiscal 2002 for in-process research and development costs. See Note 3 – Business Acquisitions in the Notes to Consolidated Financial Statements which is included in Item 8 – Financial Statements and Supplementary Data in this report.

In December 2000, the Company acquired AllBrite Technologies, Inc., by exchanging 941,823 shares of Common Stock for all of the outstanding capital stock of AllBrite. The acquisition qualified as a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Consolidated Financial Statements of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Sept. 26, 2003	Sept. 27, 2002	Sept. 28, 2001
Sales	100.0%	100.0%	100.0%
Cost of sales	69.7	70.7	68.8

Gross profit	30.3	29.3	31.2
Operating expenses:
Research and development, net	4.4	6.3	5.3
Sales and marketing	7.8	7.4	8.1
General and administrative	6.8	6.6	7.2
Amortization of intangibles	1.2	0.5	—
Non-recurring charges	0.2	10.1	(0.3)

Total operating expenses	20.4	30.9	20.3

Income (loss) from operations	9.9	(1.6)	10.9
Non-operating income (expense):
Interest, net	(0.5)	(0.7)	(0.2)
Foreign exchange, net	—	(0.1)	(0.2)

Net non-operating income (expense)	(0.5)	(0.8)	(0.4)

Income (loss) before income taxes	9.4	(2.4)	10.5
Provision (benefit) for income taxes	(3.4)	(0.9)	3.5

Net income (loss)	6.0%	(1.5)%	7.0%

Sales

Sales of $251.9 million in 2003 increased $46.0 million or 22.3% as compared to sales of $205.9 million in 2002. The increase in sales was principally due to higher sales in both the Commercial and Medical segments, offset by lower sales in the Industrial segment. Sales in the Commercial segment increased $42.4 million or 77.3% to $97.3 million in 2003 from $54.9 million in 2002. This increase in the Commercial segment was due to new product introductions, a broader distributor network, increased market penetration, and growth in the overall market. Sales in the Medical segment increased by $9.7 million or 12.2% year over year. This increase in the Medical segment was primarily due to revenues associated with the acquisition of DOME, which were only included in the results of operations for five months in the prior year, offset by decreases in revenues associated with EL and AMLCD products. Increases in the Medical segment were offset by a decrease in sales of $6.1 million or 8.4% in the Industrial segment. Sales in the Industrial segment were lower due to the Company’s streamlining of the product portfolio to increase profitability and support the manufacturing consolidation. The Company’s sales of $205.9 million in 2002 decreased $2.0 million or 1.0% as compared to sales of $208.0 million in 2001. The decrease in sales was principally due to lower sales of $50.2 million within the Industrial segment, which decreased 41.0%. Sales in the Medical segment increased by $7.8 million or 11.0% year over year. Commercial sales increased by $40.3 million or 277.4% due to higher volumes and also due to increasing the number of distributors and resellers from the time the Company entered the market in October 2000. The increase in sales in the Medical segment was due primarily to the acquisition of DOME in the third quarter of fiscal 2002. Sales in the Industrial segment were lower due to the current economic conditions, the Company’s exit from the military business, lower volumes in the vehicle market, and softness across all applications. Sales related to the exited military businesses were $29.9 million in fiscal 2001.

Sales outside the United States decreased by 1.4% to $47.9 million in 2003 as compared to $48.6 million recorded in 2002, and decreased by 1.6% in 2002 from 2001 sales of $49.4 million. In fiscal 2003, the decrease in international sales was due primarily to decreased sales in the Medical segment. In fiscal 2002, the decrease in international sales was due primarily to decreased sales in the Industrial segment. As a percentage of total sales, international sales decreased to 19.0% in 2003 and decreased to 23.6% in 2002 from 23.8% in 2001. In fiscal 2003, the decline in international sales as a percentage of total sales was mainly attributable to the increased sales of commercial and digital imaging products in the United States. In fiscal 2002, the decline in international sales as a percentage of total sales was mainly attributable to the higher volumes of Commercial segment sales, which almost exclusively are to US customers.

Gross Profit

Gross margin as a percentage of sales increased to 30.3% from 29.3% in 2002. The increase was primarily due to the benefits of the EL plant consolidation, the negative impact related to $1.5 million of non-recurring charges recorded in 2002 and changes in product mix including the incremental impact related to the DOME line of products. These increases were offset by a higher percentage of total sales coming from the commercial market, which have lower gross margins. The Company’s gross margin as a percentage of sales decreased to 29.3% in 2002 from 31.2% in 2001. The decrease was primarily due to $1.5 million of non-recurring charges recorded in 2002 and a higher percentage of total sales attributable to the Commercial segment, which has lower gross margins. This decrease was partially offset by higher gross margins on the new digital imaging products acquired in the acquisition of DOME.

Research and Development

Net research and development expenses of $11.1 million decreased $1.8 million or 13.6% from $12.9 million in the prior year. This decrease was primarily due to lower spending on new projects and lower personnel costs. As a percentage of sales, research and development expenses decreased to 4.4% in 2003 from 6.3% in 2002. Research and development efforts are almost entirely focused on our medical and industrial segments. These changes were primarily due to higher revenues in the Commercial segment in 2003. In 2002, research and development expenses of $12.9 million increased $1.8 million or 16.5% from $11.1 million in 2001. This increase reflected the continued investment in the development of new products and the additional product development expenses related to the DOME acquisition, offset by lower personnel costs and lower contract funding as compared to 2001. As a percentage of sales, research and development expenses increased to 6.3% in 2002 from 5.3% in 2001. This increase was primarily due to the increase in research and development spending.

Sales and Marketing

Sales and marketing expenses increased $4.4 million or 28.6 % to $19.7 million in 2003 from $15.3 million in 2002. This increase was primarily due to higher sales and marketing expenses due to the acquisition of DOME, higher advertising expenses associated with our Commercial segment, higher personnel costs and higher marketing expenses due to a brand development project. As a percentage of sales, sales and marketing expenses increased to 7.8% in 2003 as compared to 7.4% in 2002. These percentage increases were primarily due to higher revenues in 2003. Sales and marketing expenses decreased $1.6 million or 9.5% to $15.3 million in 2002 from $16.9 million in 2001. This decrease was primarily due to lower commissions on lower sales volumes and the savings related to the completion of a strategic change to the Company’s direct sales force offset by increased headcount and higher advertising expenses associated with our commercial business. As a percentage of sales, sales and marketing expenses decreased to 7.4% in 2002 as compared to 8.1% in 2001.

General and Administrative

General and administrative expenses increased $3.5 million or 25.8% to $17.2 million in 2003 from $13.6 million in 2002. The increase in general and administrative expenses was primarily due to higher personnel costs, higher professional services costs, and the inclusion of DOME’s expenses for a full year. As a percentage of sales, general and administrative expenses increased to 6.8% in 2003 from 6.6% in 2002. These changes in 2003 as compared to 2002 were primarily due to the acquisition of DOME and higher personnel costs. General and administrative expenses decreased $1.3 million or 8.8% to $13.6 million in 2002 from $15.0 million in 2001. The decreases in general and administrative expenses were primarily due to lower personnel costs and lower acquisition costs which were included in the prior year related to the acquisition of AllBrite Technologies, Inc., offset by increased general and administrative expenses related to the DOME operations. As a percentage of sales, general and administrative expenses decreased to 6.6% in 2002 from 7.2% in 2001.

Amortization of Goodwill and Excess of Fair Market Value of Acquired Net Assets over Purchase Price

In connection with the Company’s acquisition of Standish Industries, Inc. in September 1997, the Company recorded goodwill on its balance sheet for the excess of the purchase price over the fair value of the net assets acquired. The goodwill was being amortized over a ten-year period resulting in operating expenses of $571,000 per year. During fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 changed the accounting for goodwill from an amortization method to an impairment only approach and accordingly, the Company had no amortization expense related to goodwill in fiscal 2003 and 2002.

In connection with the Company’s acquisition of its Finnish operation in January 1991, the Company exchanged Common Stock with a fair market value (based upon an independent valuation) equivalent to the value of the business acquired. Due to historical losses of this business and the expectation of future losses, the value of the Common Stock paid was less than the fair market value of the net assets acquired. The Company was, therefore, required to write fixed assets down to zero and to record negative goodwill on its balance sheet for the remaining amount of the excess fair market value of the net assets acquired over the purchase price. Amortization of this negative goodwill created a positive offset to operating expenses in the amount of $120,000 in fiscal 2001. Negative goodwill was amortized over a ten-year period in general and administrative expenses. The amount was fully amortized during fiscal 2001.

Amortization of Intangible Assets

On April 22, 2002, the Company completed the acquisition of DOME. $14.6 million of the purchase price was allocated to identifiable intangible assets. The identifiable intangible assets consist primarily of developed technology and are being amortized over their estimated useful lives. The weighted average amortization period was approximately four years at the date of acquisition. During fiscal 2003 and 2002, the Company recorded amortization of intangible assets of $2.8 million and $1.2 million, respectively.

Non-recurring Charges

2003 Severance Charges

During the fourth quarter of fiscal 2003, the Company decided to reduce its workforce by 28 employees in order to align operations with current market conditions, improve profitability, and close a European sales office. As a result of this decision, the Company recorded severance charges of $898,000, which have been recorded as non-recurring charges in the Consolidated Statement of Operations in the fourth quarter of fiscal 2003. Cash of $898,000 is expected to be used in connection with these severance costs. This action is expected to be completed by the end of the first quarter of fiscal 2004.

LCD, EL and Photonics Charges

During the fourth quarter of fiscal 2002, the Company decided to transition its PMLCD product manufacturing from Wisconsin to China, consolidate its EL product manufacturing into a single factory in Finland and terminate the photonics Quantum programs that were directed at the optical telecommunication markets. These actions were intended to align operations with current market conditions and to improve the profitability of the Company’s operations. The Company completed its transition of PMLCD product manufacturing to China at the end of the first quarter of fiscal 2003. The consolidation of its EL manufacturing facilities into one facility in Finland was completed by the end of fiscal 2003. The termination of the photonics Quantum programs was completed by the end of fiscal 2002. As a result of these decisions, the Company recorded charges of $20.0 million, including charges primarily for impairment of fixed assets, workforce reductions of 236 employees, excess inventory and lease cancellation and restoration costs. Cash of $4.1 million was expected to be used in connection with severance and lease cancellation and restoration costs.

The Company recorded fixed asset impairment charges of $14.3 million as a result of these decisions. The majority of these charges are for equipment and machinery and includes estimates for the sales proceeds based upon prices for similar assets in the used equipment market. There are also amounts included in the impairment charge for the building and land at the Wisconsin manufacturing facilities, which are based upon quoted real estate market prices. This facility is currently listed for sale. The Company also recorded charges of $1.5 million for excess and obsolete inventory, which has been identified as a direct result of the decision to consolidate facilities or transition the products to offshore manufacturers resulting in the exit of certain product lines. The Company has also recorded a charge of $1.7 million for lease cancellations and restoration. In addition, the Company has recorded severance charges of $2.4 million. The charges of $1.5 million related to inventory have been recorded as cost of sales in the Consolidated Statements of Operations in the fourth quarter of fiscal 2002. The remaining charges of $18.5 million have been recorded as non-recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal 2002.

During the fourth quarter of fiscal 2003, the Company recorded an additional charge of $335,000 for fixed asset impairment charges. This additional charge was due to changes in the original estimates of expected cash proceeds from the sale of fixed assets. In addition, the Company determined that $738,000 of the original $20.0 million charge was not required. The original estimates changed due to lease cancellation, restoration and severance costs being less than originally anticipated as employees left voluntarily or filled other vacant positions within the Company. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain of $403,000 which has been recorded as non-recurring charges in the Consolidated Statement of Operations in the fourth quarter of 2003.

CRT Charges

During the third quarter of fiscal 2001, the Company made a decision to close its military CRT business. This business was a mature business, in which the customers had been converting to flat-panel displays over the previous few years. The Company received last time buy orders from customers and shipped all of those orders in the fourth quarter of fiscal 2001. The Company completed the closing of this business in the first quarter of fiscal 2002. As a result of this decision, the Company recorded non-recurring charges of $1.2 million, including charges for excess inventory, severance related to workforce reductions of 29 employees and lease cancellation costs. The inventory charge of $826,000 has been recorded as cost of sales and the remaining charges of $383,000 for severance charges and lease termination costs have been recorded as non-recurring charges in the Consolidated Statements of Operations. These actions were completed by the end of fiscal 2002.

Military AMLCD Charges

In the fourth quarter of fiscal year 2000, the Company decided to exit its unprofitable business of supplying high-performance, full-color AMLCD flat panel displays for military avionics. As a result of this decision, the Company recorded non-recurring charges of $13.0 million, including charges primarily for excess inventory, recognition of losses on contracts which would not be fulfilled and the expected losses to be incurred in fulfilling the existing contracts, impairment of fixed assets and workforce reductions of 27 people. The Company completed the fulfillment of existing contracts during the third quarter of fiscal year 2001. Other actions were completed by the end of fiscal year 2001.

During the third quarter of fiscal year 2001, the Company determined that $3.3 million of the original $13.0 million reserve was not required. The original estimates changed due to the unanticipated sale of inventory which had been fully reserved, the use of inventory to build warranty and replacement units, which was higher than originally anticipated, and the cancellation of firm purchase commitments all of which were included in the original inventory reserves. In addition, the estimates changed due to higher than anticipated yields resulting in lower losses on contracts which were included in the original reserve and the settlement of contractual liabilities and commitments, which were lower than originally anticipated. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain in the third quarter of fiscal year 2001 of $2.2 million, which has been included in cost of sales and a non-recurring gain of $1.1 million, which was included in non-recurring charges in the Consolidated Statements of Operations in the third quarter of fiscal 2001.

Current-Year Activity

During fiscal year 2003, the Company paid cash of $1.9 million related to contractual liabilities, severance, and lease termination costs. The remaining amounts are expected to be paid primarily by the end of the second quarter of fiscal 2004.

Operating Expenses

Operating expenses decreased $12.4 million or 19.5% to $51.3 million in 2003 from $63.7 million in 2002. As a percentage of sales, operating expenses decreased to 20.4% in 2003 from 30.9% in 2002. The decrease was primarily due to the impact of recording the $20.7 million of non-recurring charges in 2002, offset by higher operating expenses primarily associated with the acquisition of DOME and the payment of variable compensation in 2003. Operating expenses increased $21.5 million or 50.8% to $63.7 million in 2002 from $42.3 million in 2001. The increase was primarily due to non-recurring charges of $20.7 million during fiscal 2002. As a percentage of sales, operating expenses increased to 30.9% in 2002 from 20.3% in 2001.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. Net interest expense decreased to $1.2 million in 2003 from $1.4 million in 2002 due to lower interest expense on decreased average borrowings. Net interest expense increased to $1.4 million in 2002 from $376,000 in 2001, primarily due to increased borrowings related to the acquisition of DOME.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to net losses of $40,000, $154,000, and $444,000 in 2003, 2002 and 2001, respectively. The impact of fluctuations in the exchange rate subsequent to January 1, 2001 was mitigated by the adoption of the Company’s hedging strategy.

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

Provision for Income Taxes

The Company recorded a tax provision of $8.6 million in 2003, a tax benefit of $1.9 million in 2002, and a tax provision of $7.2 million in 2001. For fiscal 2003, the differences between the effective tax rate and the federal statutory rate were due to state income taxes, research credits, changes in the valuation allowance, and the effects of the Company’s foreign tax rates. For fiscal 2002, the differences between the effective tax rate and the federal statutory rate were due to state income taxes, permanent differences resulting from purchase accounting adjustments, research credits, changes in the valuation allowance, federal and state settlements and the effects of the Company’s foreign tax rates. For fiscal 2001, the differences between the effective tax rate and the federal statutory tax rate were due to state income taxes, permanent differences resulting from purchase accounting adjustments, research credits, changes in the valuation allowance and the effects of the Company’s foreign tax rates.

Net Income (Loss)

In 2003, net income was $15.2 million or $1.04 per diluted share. In 2002, net loss was $3.1 million or $0.24 per share. Net income for 2001 was $14.5 million or $1.13 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $28.7 million, $23.7 million, and $16.0 million in fiscal years 2003, 2002 and 2001, respectively. Net cash provided by operations in 2003 was due primarily to net income, depreciation and amortization, and changes in accounts payable and other current liabilities, offset by the changes in inventories and accounts receivable. Net cash provided by operations in 2002 was due primarily to the non-recurring charges, depreciation and amortization and the change in accounts receivable offset by the net loss and the changes in inventories, accounts payable and other current liabilities. Net cash provided by operations in 2001 was due primarily to the net income, depreciation and amortization and the changes in inventories and other current assets offset by the changes in accounts receivable, other current liabilities and deferred taxes.

Working capital decreased $3.0 million to $73.4 million at September 26, 2003 from $76.4 million at September 27, 2002. Current assets increased $13.8 million in fiscal 2003. Accounts receivable increased $5.7 million due to higher revenues in 2003 offset by reductions in days sales outstanding. Inventories increased $10.0 million due primarily to increased inventory levels and requirements related to the growth in the Commercial segment. Other current assets decreased $1.9 million primarily due to decreases in current deferred tax asset balances. Current liabilities increased $16.7 million in fiscal 2003. Accounts payable increased $14.7 million due primarily to the increasing purchasing activity of products in our Commercial segment and the related timing of payments. Other current liabilities increased $2.2 million due primarily to increases in income taxes payable. During 2003, the Company also reduced its outstanding long-term debt and capitalized lease balances through payments of $35.6 million.

Additions to plant and equipment were $2.7 million, $5.7 million, and $13.0 million in 2003, 2002 and 2001, respectively. In 2003, expenditures for plant and equipment primarily related to manufacturing equipment and upgrades to computer hardware and software. In 2002, expenditures for plant and equipment primarily related to additional costs associated with the ERP implementation, the leasehold improvements in a new office and improvements to information systems. In 2001, ERP systems in the U.S. were replaced. Additions and upgrades were also made to all of the manufacturing facilities. Cash used in the acquisition of DOME was provided by increased long-term borrowings and the proceeds from the issuance of common stock.

The Company entered into a new credit agreement on April 22, 2002. This agreement replaced the Company’s existing lines of credit. The total borrowings were $40.0 million, which consisted of a revolving loan of $25.0 million and a term loan of $15.0 million. The total amounts outstanding at September 26, 2003 were $10.0 million under the revolving loan and $1.8 million under the term loan. The revolving loan is due in April 2004. The term loan is payable in quarterly installments of $1.9 million. The loans are secured by substantially all assets of the Company. The interest rate can fluctuate quarterly based upon the actual leverage ratio between the lesser of the LIBOR rate plus 125 basis points or the prime rate and the greater of the LIBOR rate plus 325 basis points or the prime rate plus 50 basis points. The loans also include various financial covenants including a leverage ratio, a fixed charge coverage ratio, tangible net worth and capital expenditure limits. The Company was in compliance with these covenants as of September 26, 2003. Borrowings outstanding under certain equipment financing loans were $2.6 million and $11.7 million as of September 26, 2003 and September 27, 2002, respectively. As the equipment that is used as collateral under these agreements is sold or disposed of, the amounts outstanding under these loans will be repaid. The Company also entered into a capital lease during the third quarter of 2002 for leasehold improvements in new offices. The total minimum lease payments are $1.4 million which are payable over seven years. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet working capital requirements for the foreseeable future.

On December 16, 2003, the Company entered into a $50.0 million credit agreement, replacing the Company’s existing credit agreement. The agreement expires December 1, 2008. The borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt to EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded debt to EBITDA ratio.

During the third quarter of fiscal 2002, the Company completed the sale of approximately 463,000 shares of newly issued common stock in a private placement transaction. The purchase price was $21.60 per share and resulted in net proceeds of $9.5 million.

QUARTERLY RESULTS OF OPERATIONS

The table below presents unaudited consolidated financial results for each quarter in the two-year period ended September 26, 2003. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three months ended
	Sept. 26, 2003	June 27, 2003	March 28, 2003	Dec. 27, 2002	Sept. 27, 2002	June 28, 2002	March 29, 2002	Dec. 28, 2001
	(in thousands, except per share amounts)
Sales	$72,210	$62,870	$60,104	$56,743	$58,267	$58,020	$48,857	$40,785
Gross profit	20,195	20,001	19,378	16,766	16,823	17,856	13,199	12,452
Income (loss) from operations	7,697	6,983	5,778	4,604	(14,591)	3,552	3,842	3,818
Net income (loss)	4,548	4,393	3,551	2,710	(9,520)	1,613	2,405	2,440
Diluted net income (loss) per share	$0.30	$0.30	$0.25	$0.19	$(0.70)	$0.11	$0.18	$0.19
Average shares outstanding- diluted	14,983	14,524	14,391	14,429	13,551	14,267	13,415	13,106

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, (“FAS 143”). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has adopted the provisions of this statement and has determined that this statement did not have a material impact on its results of operations or its financial position upon adoption.

The FASB also issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“FAS 144”). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This new standard also supercedes certain aspects of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, (“APB 30”), with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in the period incurred (rather than on the measurement date as required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment. This statement was required to be adopted for fiscal year 2003 and interim periods within that fiscal year. The Company has determined that this statement did not have a material impact on its results of operations or its financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“FAS 146”). FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and did not materially impact the Company’s consolidated financial statements.

In October 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This standard addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This statement is to be effective for the Company’s fiscal year 2004. Management believes the adoption of the provisions of this statement will not have a material effect on its result of operations or its financial position.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of Interpretation 45 did not have a material impact on its results of operations or its financial position.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123.” This standard amends FAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of FAS No. 148 are not applicable to the Company since the expense recognition provisions of FAS No. 123 have not been adopted. The Company has adopted the disclosure provisions of FAS No. 148.

OUTLOOK: ISSUES AND UNCERTAINTIES

The following issues and uncertainties, among others, should be considered in evaluating the Company’s future financial performance and prospects for growth.

A significant slowdown in the demand for our customers’ products would adversely affect our business.

In portions of our medical and industrial segments, we design and manufacture various display solutions that our customers incorporate into their products. As a result, our success depends in part upon the widespread market acceptance of our customers’ products. Accordingly, we must identify industries that have significant growth potential and establish relationships with Original Equipment Manufacturers (OEMs) or resellers in those industries. Failure to identify potential growth opportunities or establish relationships with OEMs or resellers in those industries would adversely affect our business. Dependence on the success of our customers’ products exposes us to a variety of risks, including the following:

•	our ability to match our design and manufacturing capacity with customer demand and to maintain satisfactory delivery schedules;

•	customer order patterns, changes in order mix and the level and timing of orders placed by customers that we can manufacture and ship in a quarter; and

•	the cyclical nature of the industries and markets our customers serve.

Failure to address these risks could have a material adverse effect on our business, financial condition and results of operations.

We are subject to lengthy development periods and product acceptance cycles.

Some of our industrial and medical segment products are sold to OEMs, which then incorporate them into the products they sell. OEMs make the determination during their product development programs whether to incorporate our displays or pursue other alternatives. This requires us to make significant investments of time and capital in the custom design of display modules well before our customers introduce their products incorporating these displays and before we can be sure that we will generate any significant sales to our customers or even recover our investment. During a customer’s entire product development process, we face the risk that our display will fail to meet our customer’s technical, performance, or cost requirements or will be replaced by a competing product, an alternative technological solution or the customer’s own internally produced product. Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events would adversely affect our business, financial condition and results of operations.

We do not have long-term purchase commitments from our customers.

Our business is generally characterized by short-term purchase orders. We typically plan our production and inventory levels based on internal forecasts of customer demand which rely in part on nonbinding forecasts provided by our customers. As a result, our backlog generally does not exceed three or four months, which makes forecasting our revenues difficult. Inaccuracies in our forecast as a result of changes in customer demand or otherwise may result in our holding excess and obsolete inventory or having unabsorbed manufacturing overhead. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements could have a material adverse effect on our business, financial condition and results of operations. We have experienced such problems in the past and may experience such problems in the future.

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

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our effectiveness in designing new product solutions, including those implementing new technologies;

•	our ability to anticipate and address the needs of our customers;

•	the quality, performance, reliability, features, ease of use, pricing and diversity of our product solutions;

•	foreign currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our product solutions;

•	the quality of our customer services;

•	our production efficiency;

•	the rate at which customers incorporate our product solutions into their own products; and

•	product or technology introductions by our competitors.

Shortages of components and materials may delay or reduce our sales and increase our costs.

Inability to obtain sufficient quantities of components and other materials necessary to produce our displays could result in reduced or delayed sales or lost orders. Many of our products, including our Commercial segment, operate with little backlog, and therefore, supply issues could adversely impact our operating results. We obtain much of the material we use in the manufacture of our displays from a limited number of suppliers, and we do not have long-term supply contracts with any of them. For some of this material we do not have a guaranteed alternative source of supply. As a result, we are subject to increased costs, supply interruptions and difficulties in obtaining materials. Our customers also may encounter difficulties or increased costs in obtaining from others the materials necessary to produce their products into which our displays are incorporated.

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

Our reliance on contract manufacturers involves certain risks, including:

•	lack of control over production capacity and delivery schedules;

•	limited control over quality assurance, manufacturing yields and production costs;

•	risks associated with international commerce, including unexpected changes in legal and regulatory requirements, foreign currency fluctuations and changes in tariffs; and

•	trade policies and political and economic instability.

Some of the Asian contract manufacturers with which we do business are located in Taiwan. In 1999, Taiwan experienced several earthquakes which resulted in many Taiwanese companies experiencing related business interruptions. Our business could suffer significantly if significant vendors’ operations were disrupted for an extended period of time.

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

Our future results of operations will depend in part on our ability to improve and market our existing products and to successfully develop and market new products. If we are not able to continue to improve and market our existing products, develop and market new products and continue to make technological developments, our products or technology could become obsolete or noncompetitive. New products and markets, by their nature, present significant risks of failure. Even if we are successful in developing new products, new products typically result in pressure on gross margins during the initial phases as start-up activities are spread over lower initial sales volumes. We have experienced lower-than-expected yields with respect to new products and processes in the past negatively impacting gross margins. In addition, customer relationships can be negatively impacted due to production problems and late delivery of shipments.

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

Our research and development efforts with respect to new technologies may not result in market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, cost issues, yield problems and other factors. Even when we successfully complete a research and development effort with respect to a particular technology, our customers may determine not to introduce or may terminate products utilizing the technology for a variety of reasons, including the following:

•	difficulties with other suppliers of components for the products;

•	superior technologies developed by our competitors;

•	price considerations;

•	lack of market demand for the products; and

•	unfavorable comparisons with products introduced by others.

Our efforts to sell commercial products in the end-user market may not continue to be successful.

The market for commercial products is highly competitive, subject to rapid technological change and subject to changes in consumer tastes and demand. Our failure to successfully manage inventory levels or quickly respond to pricing changes, technological changes or changes in consumer tastes and demand could result in excess and obsolete inventories of our commercial products which could adversely affect our business, financial condition and results of operations.

We do not have long-term agreements with our resellers, who generally may terminate our relationship with 30 to 60 days notice. Such action by our resellers could substantially harm our operating results in this segment. Products sold to Dell comprised 19% of total consolidated sales in both fiscal 2003 and 2002. This concentration of sales if lost would have a material, adverse impact on the results of operations.

The Commercial segment has seen tremendous growth since we entered the market in fiscal 2001. Our revenue from commercial products grew to $97.3 million in fiscal 2003. This revenue could also just as quickly decrease due to competition, alternative products, pricing changes in the market place and potential shortages of products which would adversely affect our revenue levels and our results of operations.

We face risks associated with international operations.

Our manufacturing, sales and distribution operations in Europe and Asia create a number of logistical and communications challenges. Our international operations also expose us to various economic, political and other risks, including the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	possible employee turnover or labor unrest;

•	lack of developed infrastructure;

•	difficulties protecting intellectual property;

•	risks associated with a second outbreak of severe acute respiratory syndrome (SARS);

•	the burdens and costs of compliance with a variety of foreign laws; and

•	political or economic instability in certain parts of the world.

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

Custom manufacturers for OEMs must provide increasingly rapid product turnaround and respond to ever-shorter lead times. A variety of conditions, both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. Cancellations, reductions, or delays by a significant customer or by a set of customers could adversely affect our business. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. We may lack sufficient capacity at any given time to meet our customers’ demands if their demands exceed anticipated levels.

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

Accordingly, the results of any past periods should not be relied upon as an indication of our future performance. It is likely that, in some future period, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may decrease.

We must effectively manage our growth.

The failure to manage our growth effectively could adversely affect our operations. We have increased the number of our marketing and design programs and may expand further the number and diversity of our programs in the future. Our ability to manage our planned growth effectively will require us to:

•	enhance our operational, financial and management systems;

•	improve our sales channel; and

•	successfully hire, train and motivate additional employees.

The expansion and diversification of our product and customer base may result in increases in our overhead and selling expenses. We also may be required to increase staffing and other expenses as well as our expenditures in order to meet the anticipated demand of our customers. Any increase in expenditures in anticipation of future orders that do not materialize would adversely affect our profitability. Customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources.

We must protect our intellectual property, and others could infringe on or misappropriate our rights.

We believe that our continued success depends in part on protecting our proprietary technology. We rely on a combination of patent, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. We seek to protect our technology under trade secret laws, which afford only limited protection. We face risks associated with our intellectual property, including the following:

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

Others could claim that we are infringing their patents or other intellectual property rights. In the event of an allegation that we are infringing on another’s rights, we may not be able to obtain licenses on commercially reasonable terms from that party, if at all, or that party may commence litigation against us. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect our business, financial condition and results of operations.

The market price of our common stock may be volatile.

The market price of our common stock has been subject to wide fluctuations. During fiscal 2003, the closing market price of our stock has ranged from $10.57 to $24.49. The trading price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

•	variations in our quarterly operating results;

•	public announcements by the Company as to its expectations of future revenues and earnings;

•	actual or anticipated announcements of technical innovations or new product developments by us or our competitors;

•	changes in analysts’ estimates of our financial performance;

•	general conditions in the electronics industry; and

•	worldwide economic and financial conditions.

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

To remain competitive, we must continue to make significant investments in research and development, equipment and facilities. From time to time, we pursue research and development of new technologies and products. Some of these projects can result in significant expenditures for materials, labor and overhead, and there are no guarantees that these new technologies or products will result in future revenues which would materially adversely affect our operating results. As a result of the increase in fixed costs and operating expenses related to these development expenditures, our failure to increase sufficiently our net sales to offset these increased costs would adversely affect our operating results.

From time to time, we may seek additional equity or debt financing to provide for the capital expenditures and working capital required to maintain or expand our design and production facilities and equipment. We cannot predict the timing or amount of any such capital requirements at this time. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results. Debt financing is often subject to financial covenants such as leverage ratio, fixed-charge coverage ratio, tangible net worth and capital expenditure limits. As these financial ratios change, they could impact the interest rates on the related debt and failure to meet required financial covenants could cause lenders to demand early repayment of debt with negative consequences for the Company. Equity financing could result in additional dilution to existing stockholders.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio, and short-term and long-term debt obligations. The Company mitigates its risk by diversifying its investments among high-credit-quality securities in accordance with the Company’s investment policy.

The Company believes that its net income or cash flow exposure relating to rate changes for short-term and long-term debt obligations are not material. The Company primarily enters into debt obligations to support acquisitions, capital expenditures and working capital needs. The company does not hedge any interest rate exposures.

Interest expense is affected by the general level of U.S. interest rates and/or LIBOR. Increases in interest expense resulting from an increase in interest rates would be at least partially offset by a corresponding increase in interest earned on the Company’s investments.

The Euro is the functional currency of the Company’s subsidiary in Finland. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained open contracts of approximately $11.4 million at September 26, 2003. If rates shifted dramatically, the Company believes it would not be materially impacted. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 8.    Financial Statements and Supplementary Data

PLANAR SYSTEMS, INC.

Independent Auditors’ Report

The Board of Directors

Planar Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 26, 2003 and September 27, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended September 26, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 26, 2003 and September 27, 2002, and the results of their operations, and their cash flows for each of the years in the three-year period ended September 26, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill amortization and impairment in 2002.

/s/ KPMG LLP

Portland, Oregon

October 20, 2003, except as to Note 14, which is as of December 16, 2003

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Sept. 26, 2003	Sept. 27, 2002
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,424	$37,451
Accounts receivable, net of allowance for doubtful accounts of $790 at 2003 and $703 at 2002 (Note 2)	37,148	31,437
Inventories	39,255	29,305
Other current assets (Note 8)	11,536	13,409

Total current assets	125,363	111,602
Property, plant and equipment, net (Note 5)	19,898	24,669
Goodwill	49,001	49,001
Intangible assets	10,547	13,379
Other assets (Note 8)	5,027	7,820

	$209,836	$206,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,076	$5,330
Accrued compensation	5,560	6,006
Current portion of long-term debt and capital leases (Note 6)	12,373	11,923
Deferred revenue	410	603
Other current liabilities (Notes 7 & 8)	13,498	11,307

Total current liabilities	51,917	35,169
Long-term debt and capital leases, less current portion (Note 6)	3,217	39,282
Other long-term liabilities (Note 8)	3,863	7,661

Total liabilities	58,997	82,112

Shareholders’ equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares, no shares issued.	—	—
Common stock, no par value. Authorized 30,000,000 shares; issued 14,391,880 and 13,601,375 shares at 2003 and 2002, respectively	126,947	117,520
Retained earnings	30,621	15,938
Accumulated other comprehensive loss (Note 13)	(6,729)	(9,099)

Total shareholders’ equity	150,839	124,359

	$209,836	$206,471

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended
	Sept. 26, 2003	Sept. 27, 2002	Sept. 28, 2001
	(In thousands, except per share amounts)
Sales	$251,927	$205,929	$207,952
Cost of sales	175,587	145,599	143,124

Gross profit	76,340	60,330	64,828
Operating expenses:
Research and development, net	11,142	12,895	11,065
Sales and marketing	19,651	15,286	16,892
General and administrative	17,158	13,638	14,954
Amortization of intangible assets	2,832	1,180	—
Non-recurring charges (Note 4)	495	20,710	(654)

Total operating expenses	51,278	63,709	42,257

Income (loss) from operations	25,062	(3,379)	22,571
Non-operating income (expense):
Interest income	467	479	810
Interest expense	(1,710)	(1,887)	(1,186)
Foreign exchange, net	(40)	(154)	(444)

Net non-operating expense	(1,283)	(1,562)	(820)

Income (loss) before income taxes	23,779	(4,941)	21,751
Provision (benefit) for income taxes (Note 8)	8,577	(1,879)	7,214

Net income (loss)	$15,202	$(3,062)	$14,537

Basic net income (loss) per share	$1.08	$(0.24)	$1.21

Average shares outstanding—basic	14,016	12,937	11,980
Diluted net income (loss) per share	$1.04	$(0.24)	$1.13

Average shares outstanding—diluted	14,572	12,937	12,859

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
	Sept. 26, 2003	Sept. 27, 2002	Sept. 28, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,202	$(3,062)	$14,537
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	9,757	9,358	7,100
Amortization of excess market value of acquired net assets over purchase price	—	—	(120)
Non-recurring charges	495	22,221	(2,006)
Deferred taxes	1,279	1,594	(3,883)
Tax benefit of stock options exercised	2,697	2,535	2,060
(Increase) decrease in accounts receivable	(6,401)	9,466	(6,167)
(Increase) decrease in inventories	(10,328)	(7,494)	6,326
(Increase) decrease in other current assets	603	(2,412)	5,404
Increase (decrease) in accounts payable	13,917	(3,257)	(2,639)
Increase (decrease) in accrued compensation	(359)	(787)	2,199
Increase (decrease) in deferred revenue	(199)	125	(624)
Increase (decrease) in other current liabilities	2,067	(4,603)	(6,226)

Net cash provided by operating activities	28,730	23,684	15,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,702)	(5,706)	(13,005)
Investment in a business	—	(52,216)	(1,533)
Increase (decrease) in other long-term liabilities	(57)	223	310
Decrease in long term assets	330	19	351

Net cash used in investing activities	(2,429)	(57,680)	(13,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(35,615)	(3,922)	(2,444)
Proceeds from long-term debt	—	40,000	—
Stock repurchase	(519)	(554)	(1,061)
Net proceeds from issuance of capital stock	6,730	15,906	6,447

Net cash provided by (used in) financing activities	(29,404)	51,430	2,942
Effect of exchange rate changes	3,076	(1,990)	525

Net increase (decrease) in cash and cash equivalents	(27)	15,444	5,551
Cash and cash equivalents at beginning of period	37,451	22,007	16,456

Cash and cash equivalents at end of period	$37,424	$37,451	$22,007

Supplemental cash flow disclosure
Cash paid for interest	$1,885	$1,693	$1,174
Cash paid for income taxes	$1,820	$378	$3,595
Acquisition of assets under capital leases	—	$1,422	$—

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
	(In thousands, except share amounts)
BALANCE, SEPTEMBER 29, 2000	11,851,976	$79,296	$6,078	$(12,106)	$73,268
Components of comprehensive income (Note 13):
Net income	—	—	14,537	—	14,537
Currency translation adjustment, net	—	—	—	998	998
Unrealized loss on investments, net	—	—	—	(160)	(160)

Total comprehensive income					15,375
Proceeds from issuance of common stock	730,172	6,447	—	—	6,447
Tax benefit of stock options exercised (Note 8)	—	2,060	—	—	2,060
Stock repurchase	(48,325)	—	(1,061)	—	(1,061)

BALANCE, SEPTEMBER 28, 2001	12,533,823	87,803	19,554	(11,268)	96,089
Components of comprehensive income (Note 13):
Net loss	—	—	(3,062)	—	(3,062)
Currency translation adjustment, net	—	—	—	2,312	2,312
Unrealized loss on investments, net	—	—	—	(143)	(143)

Total comprehensive loss					(893)
Proceeds from issuance of common stock	1,094,498	15,906	—	—	15,906
Tax benefit of stock options exercised (Note 8)	—	2,535	—	—	2,535
Value of stock options assumed in acquisition (Note 3)	—	11,276	—	—	11,276
Stock repurchase	(26,946)	—	(554)	—	(554)

BALANCE, SEPTEMBER 27, 2002	13,601,375	117,520	15,938	(9,099)	124,359
Components of comprehensive income (Note 13):
Net income	—	—	15,202	—	15,202
Currency translation adjustment, net	—	—	—	2,618	2,618
Unrealized loss on investments, net	—	—	—	(248)	(248)

Total comprehensive income					17,572
Proceeds from issuance of common stock	814,606	6,730	—	—	6,730
Tax benefit of stock options exercised (Note 8)		2,697			2,697
Stock repurchase	(24,101)	—	(519)	—	(519)

BALANCE, SEPTEMBER 26, 2003	14,391,880	$126,947	$30,621	$(6,729)	$150,839

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Planar Systems, Inc. was incorporated on April 27, 1983 and commenced operations in June 1983. Planar Systems, Inc., and its wholly owned subsidiaries (collectively, the “Company”) are engaged in developing, manufacturing and marketing of electronic display products and systems. These display products and systems are primarily electroluminescent displays (EL), and active matrix liquid crystal displays (AMLCD) and plasma display panels (PDP).

Principles of consolidation

The consolidated financial statements include the financial statements of Planar Systems, Inc. and its wholly-owned subsidiaries, Planar International Ltd., and DOME imaging systems, inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Fiscal year

The Company’s fiscal year ends on the last Friday in September. The last days of fiscal 2003, 2002, and 2001 were September 26, September 27, and September 28, respectively. Due to statutory requirements, Planar International’s fiscal year-end is September 30. All references to a year in these notes are to the Company’s fiscal year ended in the period stated which includes the fiscal year results of Planar International.

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

Investments

Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company’s investment in equity securities. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss. At September 26, 2003 and September 27, 2002, the Company had no investments that qualified as trading or held to maturity.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has established an allowance for doubtful accounts which represents the Company’s best estimate of the amount of the probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance by performing ongoing evaluations of its customers and their ability to make payments. The Company determines the adequacy of the allowance based on length of time past due, historical experience and judgment of economic conditions. Additionally, the Company has a credit policy that is applied to its potential customers. Account balances are charged off against the allowance after all options have been exhausted and the potential recovery is considered unlikely.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of reserves for estimated inventory obsolescence based upon the Company’s best estimate of future product demand. Inventories consist of:

	2003	2002
Raw materials	$11,308	$13,725
Work in progress	2,891	2,821
Finished goods	25,056	12,759

	$39,255	$29,305

Included in cost of sales are $1,508, $1,356, and $734 of charges related to inventory obsolescence reserves for the years ended September 26, 2003, September 27, 2002, and September 28, 2001, respectively. The Company had inventory reserves of $4,933 and $4,523 as of September 26, 2003 and September 27, 2002, respectively.

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

Other assets

Included in other assets of $5,027 and $7,820 as of September 26, 2003 and September 27, 2002, respectively, are assets associated with equipment which had not been placed in service as of September 26, 2003 and September 27, 2002 in the amounts of $1,615 and $994, respectively.

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

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

Revenue recognition

The Company recognizes revenue from product sales when title transfers and risk of loss has passed to the customer, which is generally at the time the product is shipped. Service revenue is deferred and recognized over the contract period or as services are rendered. Some distributor agreements allow for potential return of products and price protection under certain conditions within limited time periods. Such return rights are generally limited to contractually defined short-term stock rotation. The Company estimates expected sales returns and price adjustments based on historical experience and other qualitative factors. Estimated sales returns and price adjustments are recorded as a reduction of revenue at the time of shipment.

Research and development costs

Research and development costs are expensed as incurred. The Company periodically enters into research and development contracts with certain governmental agencies and private-sector companies. These contracts generally provide for reimbursement of costs. Funding from research and development contracts is recognized as a reduction in operating expenses during the period in which the services are performed and related direct expenses are incurred, as follows:

	2003	2002	2001
Research and development expense	$13,467	$15,143	$15,080
Contract funding	(2,325)	(2,248)	(4,015)

Research and development, net	$11,142	$12,895	$11,065

Warranty and extended warranty

The Company provides a warranty for its products and establishes an allowance at the time of sale adequate to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities (Note 7).

Intangible assets

The intangible assets consist primarily of developed technology and are being amortized over their estimated useful lives. The weighted-average amortization period was approximately four years. As of September 26, 2003, and September 27, 2002, the Company had recorded accumulated amortization of $4,012 and $1,180, respectively. The amortization expense is estimated to be $2,731, $2,213, $1,680, $1,226 and $589 in fiscal 2004 through 2008, respectively.

Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“FAS 142”), FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company adopted FAS 142 in the first quarter of fiscal 2002 and therefore, ceased amortization of goodwill recorded in past business combinations. Based upon the Company’s impairment analysis completed in the second quarter of fiscal 2003, the Company concluded there was no impairment of goodwill under FAS 142. The Company accounts for goodwill using an impairment-only approach. Goodwill is tested annually and whenever events or circumstances occur indicating that goodwill may be impaired.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

Impairment of long-lived assets

Long-lived assets and intangible assets are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Impairment exists when the carrying value of the asset is greater than the undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value. Fair value is determined through quoted market values or through the calculation of the present value of future cash flows expected to be provided by the asset. See additional discussion in Footnote 4, Non-recurring charges.

Advertising expenses

All advertising expenditures are expensed as incurred and were $3,134 and $2,033 in fiscal 2003 and 2002, respectively. Fiscal year 2001 amounts were not significant.

Net income (loss) per share

Basic net income (loss) per share was computed using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. Incremental shares of 556,000, 0 and 879,000 for the fiscal years ended September 26, 2003, September 27, 2002, and September 28, 2001, respectively, were used in the calculations of diluted earnings per share. In years in which a net loss is incurred, no common stock equivalents are included since they are antidilutive. Potential common equivalent shares related to stock options excludes 1,600,687, 900,321 and 232,607 shares not included in the computation of diluted net income (loss) per share because the options’ exercise price was greater than the average market price of the common shares for the years ended September 26, 2003, September 27, 2002 and September 28, 2001, respectively.

Financial instruments

For short-term financial instruments, including cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued compensation, the carrying amount approximates the fair value because of the immediate short-term nature of those instruments. The fair value of long-term debt is estimated based upon quoted market prices for similar instruments or by discounting expected cash flows at rates currently available to the Company for instruments with similar risks and maturities. The differences between the fair values and carrying amounts of the Company’s financial instruments at September 26, 2003 and September 27, 2002 were not material.

Derivative instruments

In January 2001, the Company began using forward exchange contracts to hedge the fluctuations in the dollar value of its foreign currency accounts receivable and payables related to its Finnish operations which are denominated in Euros. In the years ended September 26, 2003, September 27, 2002, and September 28, 2001, the net loss on foreign exchange was $40, $154 and $444, respectively, which has been recorded as foreign exchange, net in the Consolidated Statements of Operations. After beginning our hedging strategy on January 1, 2001, the net loss on foreign exchange was $70 during fiscal 2001. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The amounts recorded in the balance sheet approximate fair value due to the short duration of the contracts. The Company maintained open contracts of approximately $11,400 as of September 26, 2003.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

Stock-based compensation plans

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

If the Company accounted for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	12 months ended
	Sept. 26, 2003	Sept. 27, 2002	Sept. 28, 2001
Net income (loss), as reported	$15,202	$(3,062)	$14,537
Less total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,070)	(4,731)	(3,138)

Pro forma net income (loss)	$11,132	$(7,793)	$11,399

Net income (loss) per share:
Basic—as reported	$1.08	$(0.24)	$1.21

Basic—pro forma	$0.79	$(0.60)	$0.95

Diluted—as reported	$1.04	$(0.24)	$1.13

Diluted—pro forma	$0.76	$(0.60)	$0.89

The effects of applying FAS No. 123 in this proforma disclosure are not indicative of future amounts. FAS No. 123 does not apply to awards prior to January 1, 1995 and additional awards are anticipated in future years.

Recent accounting pronouncements

In August 2001, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, (“FAS 143”). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has adopted the provisions of this statement and has determined that this statement did not have a material impact on its results of operations or its financial position upon adoption.

The FASB also issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“FAS 144”). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This new standard also supercedes certain aspects of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, (“APB 30”), with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in the period incurred (rather than on the measurement date as required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment. This

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

statement was required to be adopted for fiscal year 2003 and interim periods within that fiscal year. The Company has determined that this statement did not have a material impact on its results of operations or its financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“FAS 146”). FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and did not materially impact the Company’s consolidated financial statements.

In October 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This standard addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This statement is to be effective for the Company’s fiscal year 2004. Management believes the adoption of the provisions of this statement will not have a material effect on its result of operations or its financial position.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of Interpretation 45 did not have a material impact on its results of operations or its financial position.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123.” This standard amends FAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of FAS No. 148 are not applicable to the Company since the expense recognition provisions of FAS No. 123 have not been adopted. The Company has adopted the disclosure provisions of FAS No. 148.

Reclassification

Certain balances in the 2002 and 2001 financial statements have been reclassified to conform with 2003 presentations. Such reclassifications had no effect on results of operations or retained earnings.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

NOTE 2    CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables and investments. The risk in trade accounts receivable is limited due to the credit worthiness of the companies comprising the Company’s customer base and their dispersion across many different sectors of the electronics industry and geographies. The risk in investments is limited due to the credit worthiness of investees comprising the portfolio and the diversity of the portfolio. At September 26, 2003, the Company does not believe it had any significant credit risks.

Supplier risks

The Company relies on third party manufacturers for a significant portion of its product components. Reliance on suppliers raises several risks, including the possibility of defective parts, reduced control over the availability and delivery schedule for parts, and the possibility of increases in component costs. The Company’s supply of products and profitability can be adversely affected by each of these risks.

The Company also purchases other single-source components for which it has no guaranteed alternative source of supply, and an extended interruption in the supply of any of these components could adversely affect the Company’s results of operations. Furthermore, many of the components used in the Company’s products are purchased from suppliers located outside the United States. Trading policies adopted in the future by the United States or foreign governments could restrict the availability of components or increase the cost of obtaining components. Any significant increase in component prices or decrease in component availability could have an adverse effect on the Company’s results of operations.

The risks mentioned above related to reliance on suppliers will also impact the Company’s contract manufacturers. In addition, the Company is reliant on its contract manufacturers’ ability to maintain suitable manufacturing facilities, train manufacturing employees, manage the supply chain effectively, manufacture a quality product, and provide spare parts in support of the Company’s warranty and customer service obligations. Failure of the Company’s contract manufacturers to deliver in any one of these areas could have an adverse effect on its results of operations.

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

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

The Company assumed options to purchase approximately 621,000 shares of DOME stock. The options were valued using the Black-Scholes option pricing model with the following assumptions: expected life of 2 to 4 years; 0% dividend yield; 76.6% volatility and risk free interest rate of 5.1%. The cash to be paid for stock options related to certain stock options that were assumed by the Company but which were not converted into a right to receive the Company’s stock upon exercise. These options were valued based on the number of such options multiplied by $7.38 per share, which was the purchase price per share in the acquisition.

The total purchase price of the acquisition was allocated as follows:

Net tangible assets acquired	$9,130
Identifiable intangible assets	14,559
In-process research and development costs	2,258
Goodwill	45,573
Deferred tax liabilities	(5,824)

Total	$65,696

The net tangible assets were comprised of the following:

Cash	$504
Accounts receivable	8,361
Inventories	6,571
Other current assets	1,254

Total current assets	16,690
Property, plant and equipment	919
Other assets	149

Total assets	17,758
Accounts payable	4,648
Accrued expenses	3,949

Total current liabilities	8,597
Other long-term liabilities	31

Total liabilities	8,628

Net tangible assets	$9,130

The identifiable intangible assets consisted primarily of developed technology and are being amortized over their estimated useful lives. The weighted average amortization period was approximately four years.

The in-process research and development costs of $2,258 were recorded as Non-recurring charges in the fiscal 2002 Consolidated Statement of Operations. These in-process research and development costs were written off at the date of acquisition in accordance with Financial Accounting Standards Board Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” These costs primarily related to the development of a flat-panel interface controller which was approximately 60% complete and has now been completed. The value was determined by estimating the net cash flows from the sale of products from 2002 through 2011 resulting from the completion of the project, and discounting the net

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

cash flows back to their present value using a risk adjusted discount rate of 25%. The estimated net cash flows from these products were based upon management’s estimates of related revenues, cost of sales, R&D costs, selling and marketing costs, general and administrative costs and income taxes.

Goodwill of $45,573 was recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired, principally due to the fair value of the revenue expected to be derived from future products and the value of the workforce acquired. Goodwill will not be amortized, but will be reviewed periodically for potential impairment. No amount of goodwill is expected to be deductible for tax purposes. The goodwill has been assigned to the Medical segment.

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

In October 2000, the Company acquired a 12.5% interest in TopVision Technologies, a Taiwanese manufacturing Company. TopVision manufactures and sells flat-panel monitors. The Company paid $1,533 for its interest in TopVision. This investment has been accounted for using the cost method of accounting. During the years ended September 26, 2003, September 27, 2002, and September 28, 2001, the Company purchased $21,784 and $45,623, and $18,499 of materials from TopVision, respectively.

NOTE 4    NON-RECURRING CHARGES

LCD, EL and Photonics Charges

2003 Severance Charges

During the fourth quarter of fiscal 2003, the Company decided to reduce its workforce by 28 employees in order to align operations with current market conditions, improve profitability, and close a European sales office. As a result of this decision, the Company recorded severance charges of $898, which have been recorded as non-recurring charges in the Consolidated Statement of Operations in the fourth quarter of fiscal 2003. Cash of $898 is expected to be used in connection with these severance costs. This action is expected to be completed near the end of the first quarter of fiscal 2004.

LCD, EL and Photonics Charges

During the fourth quarter of fiscal 2002, the Company decided to transition its PMLCD product manufacturing from Wisconsin to China, consolidate its EL product manufacturing into a single factory in Finland and terminate the photonics Quantum programs that were directed at the optical telecommunication markets. These actions were intended to align operations with current market conditions and to improve the

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

profitability of the Company’s operations. The Company completed its transition of PMLCD product manufacturing to China at the end of the first quarter of fiscal 2003. The consolidation of its EL manufacturing facilities into one facility in Finland was completed by the end of fiscal 2003. The termination of the photonics Quantum programs was completed by the end of fiscal 2002. As a result of these decisions, the Company recorded charges of $19,963, including charges primarily for impairment of fixed assets, workforce reductions of 236 employees, excess inventory and lease cancellation and restoration costs. Cash of $4,114 was expected to be used in connection with severance and lease cancellation and restoration costs.

The Company recorded fixed asset impairment charges of $14,338 as a result of these decisions. The majority of these charges are for equipment and machinery and includes estimates for the sales proceeds based upon prices for similar assets in the used equipment market. There are also amounts included in the impairment charge for the building and land at the Wisconsin manufacturing facilities, which are based upon quoted real estate market prices. This facility is currently listed for sale. The Company also recorded charges of $1,511 for excess and obsolete inventory, which has been identified as a direct result of the decision to consolidate facilities or transition the products to offshore manufacturers resulting in the exit of certain product lines. The Company has also recorded a charge of $1,729 for lease cancellations and restoration. In addition, the Company has recorded severance charges of $2,385. The charges of $1,511 related to inventory have been recorded as cost of sales in the Consolidated Statements of Operations in the fourth quarter of fiscal 2002. The remaining charges of $18,452 have been recorded as non-recurring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal 2002.

During the fourth quarter of fiscal 2003, the Company recorded an additional charge of $335 for fixed asset impairment charges. This additional charge was due to changes in the original estimates of expected cash proceeds from the sale of fixed assets. In addition, the Company determined that $738 of the original $19,963 charge was not required. The original estimates changed due to lease cancellation, restoration and severance costs being less than originally anticipated as employees left voluntarily or filled other vacant positions within the Company. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain of $403 which has been recorded as non-recurring charges in the Consolidated Statement of Operations in the fourth quarter of 2003.

CRT Charges

During the third quarter of fiscal 2001, the Company decided to close its military CRT business. This business was a mature business, in which the customers had been converting to flat-panel displays over the previous few years. The Company received last-time-buy orders from customers and shipped all of those orders in the fourth quarter of fiscal 2001. The Company completed the closing of this business in the first quarter of fiscal 2002. As a result of this decision, the Company recorded non-recurring charges of $1,245 including charges for excess inventory, severance related to workforce reductions of 29 employees and lease cancellation costs. The inventory charge of $826 has been recorded as cost of sales and the remaining charges of $383 for severance charges and lease termination costs have been recorded as non-recurring charges in the Consolidated Statements of Operations. These actions were completed by the end of fiscal 2002.

Military AMLCD Charges

In the fourth quarter of fiscal year 2000, the Company decided to exit its unprofitable business of supplying high-performance, full-color AMLCD flat-panel displays for military avionics. As a result of this decision, the Company recorded non-recurring charges of $12,963, including charges primarily for excess inventory, recognition of losses on contracts which would not be fulfilled and the expected losses to be incurred in fulfilling

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

the existing contracts, impairment of fixed assets and workforce reductions of 27 people. The Company completed the fulfillment of existing contracts during the third quarter of fiscal year 2001. Other actions were completed by the end of fiscal year 2001.

During the third quarter of fiscal year 2001, the Company determined that $3,251 of the original $12,963 reserve was not required. The original estimates changed due to the unanticipated sale of inventory which had been fully reserved, the use of inventory to build warranty and replacement units, which was higher than originally anticipated, and the cancellation of firm purchase commitments all of which were included in the original inventory reserves. In addition, the estimates changed due to higher-than-anticipated yields resulting in lower losses on contracts which were included in the original reserve and the settlement of contractual liabilities and commitments, which were lower than originally anticipated. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain in the third quarter of fiscal year 2001 of $2,178, which has been included in cost of sales and a non-recurring gain of $1,073, which was included in non-recurring charges in the Consolidated Statements of Operations in the third quarter of fiscal 2001.

The non-recurring charges incurred affected the Company’s financial position as follows:

	Accrued Compensation	Other Liabilities
Balance as of September 29, 2000	$405	$6,413
Additional charges (adjustments)	328	(2,023)
Cash paid out	(336)	(2,844)
Non-cash (write-offs) adjustments	—	(1,150)

Balance as of September 28, 2001	397	396
Additional charges	2,385	1,729
Cash paid out	(703)	(385)

Balance as of September 27, 2002	2,079	1,740
Additional charges (adjustments)	513	(353)
Cash paid out	(1,696)	(219)

Balance as of September 26, 2003	$896	$1,168

During fiscal year 2003, the Company paid cash of $1,915 related to contractual liabilities, severance, and lease termination costs. The remaining amounts are expected to be paid primarily by the end of the second quarter of fiscal 2004.

NOTE 5    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consists of:

	2003	2002
Land	$115	$115
Buildings	2,651	3,731
Machinery and equipment	54,359	54,244

Total property, plant and equipment	57,125	58,090
Less accumulated depreciation	(37,227)	(33,421)

Net property, plant and equipment	$19,898	$24,669

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

NOTE 6    BORROWINGS

Credit Facility

The Company entered into a new credit agreement on April 22, 2002. This agreement replaced the Company’s prior lines of credit. The total borrowings were $40,000, which consisted of a revolving loan of $25,000 and a term loan of $15,000. The revolving loan is due in April 2004. As of September 26, 2003 the revolving loan balance was $10,000 and the term loan balance was $1,750. The remaining amount of $11,750 is payable in 2004. The loans are secured by substantially all assets of the Company. As of September 26, 2003, interest rates ranged from 2.6% to 4.0%. The interest rate can fluctuate quarterly based upon the actual leverage ratios between the lesser of the LIBOR rate plus 125 basis points or the prime rate and the greater of the LIBOR rate plus 325 basis points or the prime rate plus 50 basis points. The loans also include various financial covenants including a leverage ratio, a fixed charge coverage ratio, tangible net worth and capital expenditure limits. The Company was in compliance with these covenants as of September 26, 2003.

Long-term debt

The Company has entered into credit facilities with financial institutions to finance equipment purchases. These loans are secured by the financed equipment and bear interest at an average rate of 6.5%. As of September 26, 2003 and September 27, 2002, the Company had $2,618 and $11,686 outstanding under these loans. Aggregate maturities over the next five years are $441 in 2004, $470 in 2005, $502 in 2006, $535 in 2007, $571 in 2008, and $99 thereafter. These agreements expire in December 2008. Covenants under these agreements are not considered restrictive to normal operations.

Capitalized Leases

During the third quarter of fiscal 2002, the Company entered into a capital lease for the leasehold improvements in its new offices. Included in property, plant and equipment was $1,422 of assets as of September 26, 2003, and September 27, 2002. Accumulated depreciation was $254 and $51 related to capitalized leases as of September 26, 2003 and September 27, 2002, respectively. Future minimum payments under capital lease obligations at September 26, 2003 are as follows:

2004	$246
2005	246
2006	246
2007	246
2008	246
Thereafter	207

Total minimum lease payments	1,437
Less amounts representing interest	215

Present value of net minimum lease payments	1,222
Less current portion	182

Long-term portion of obligations	$1,040

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

NOTE 7    OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	2003	2002
Warranty reserve	$2,372	$2,538
Contractual liabilities and losses	1,792	3,138
Income taxes payable	5,277	2,545
Other	4,057	3,086

Total	$13,498	$11,307

The Company provides a warranty for its products and establishes an allowance at the time of sale adequate to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

2003
Balance at beginning of period	$2,538
Cash paid for warranty repairs	(2,905)
Provision for current period sales	2,489
Provision for prior period sales	250

Balance at end of period	$2,372

NOTE 8    INCOME TAXES

The components of income (loss) before income taxes consist of the following:

	2003	2002	2001
Domestic	$25,634	$(6,852)	$19,332
Foreign	(1,855)	1,911	2,419

Total	$23,779	$(4,941)	$21,751

The following table summarizes the provision for US federal, state and foreign taxes on income:

	2003	2002	2001
Current:
Federal	$6,373	$2,422	$2,685
State	925	659	290
Foreign	—	517	356

	7,298	3,598	3,331
Deferred:
Federal	1,461	(4,820)	3,252
State	388	(620)	629
Foreign	(570)	(37)	2

	1,279	(5,477)	3,883

	$8,577	$(1,879)	$7,214

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

The differences between the U.S. federal statutory tax rate and the Company’s effective rate are as follows:

	2003	2002	2001
Computed statutory rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal tax benefits	4.5	(4.5)	4.1
Effect of foreign tax rates	(1.2)	(1.4)	(0.7)
Permanent differences resulting from purchase accounting	—	16.0	1.0
Federal and state settlements	—	(20.2)	—
Change in valuation allowance	(4.2)	20.0	(3.2)
Research credits	(1.3)	(12.7)	(2.3)
Effect of change in tax-rates	—	—	(1.8)
Benefit of tax exempt interest earned	—	(2.1)	(0.6)
Other, net	3.3	1.9	1.7

Effective tax rate	36.1%	(38.0)%	33.2%

The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 26, 2003, and September 27, 2002 were as follows:

	2003	2002
Deferred tax assets:
Inventory reserves	$2,107	$1,645
Other reserves and liabilities	3,357	2,567
Non-recurring charges	4,873	7,885
Net operating loss carryforwards	697	—
Foreign tax credits	1,281	2,215
AMT and General business credits	658	1,220

Gross deferred tax assets	12,973	15,532
Valuation allowance	—	(1,000)

Deferred tax assets	12,973	14,532
Deferred tax liabilities:
Accumulated depreciation	(3,490)	(2,665)
Intangibles	(2,073)	(3,178)

Deferred tax liabilities	(5,563)	(5,843)

Net deferred tax asset	$7,410	$8,689

The deferred tax assets and liabilities are recorded in the following balance sheet accounts:

	2003	2002
Other current assets	$9,679	$10,967
Other assets	—	3,754
Other current liabilities	(148)	(169)
Other long-term liabilities	(2,121)	(5,863)

Total	$7,410	$8,689

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

During fiscal years 2003, 2002, and 2001 the Company recognized tax benefits of $2,697, $2,535, and $2,060, respectively, related to differences between financial and tax reporting of stock option transactions. This difference was credited to common stock.

During 2002, the Company acquired net deferred tax liabilities of $4,819 related to the purchase of DOME.

The Company establishes a valuation allowance for certain deferred tax assets, including net operating loss and tax credit carryforwards. SFAS No. 109 requires that such a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. For fiscal year 2003, the valuation reserve decreased by $1,000 due to changes in facts and circumstances related to the utilization of tax credit carryforwards, and for fiscal 2002, the valuation reserve increased by $575.

At September 26, 2003 and September 27, 2002, the Company had foreign tax credits of approximately $1,281 and $2,215, respectively, available to reduce future federal tax. The carryforwards expire at various dates through 2008.

NOTE 9    SHAREHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock at $.01 par value. At September 26, 2003, no shares of preferred stock have been issued; however, 200,000 shares of Series D Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

Stock options

In fiscal 1994, the Company adopted the 1993 Stock Incentive Plan, which provides for the granting of options to buy shares of Common Stock. These options are intended to either qualify as “incentive stock options” under the Internal Revenue Code or “non-qualified stock options” not intended to qualify. Under the 1993 plan, options issued prior to fiscal 2000 generally become exercisable 25% one year after grant and 6.25% per quarter thereafter, and expire ten years after grant. Options issued after the beginning of fiscal 2000 generally become exercisable 25% each six months after grant, and expire 4 years after grant. Certain options that vest based on the passage of time have acceleration provisions based on objective performance criteria determined at the grant date of the option. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. During fiscal 1999, the Company adopted the 1999 Non Qualified Stock Option Plan with the same provisions and guidelines as the aforementioned 1993 plan.

The option price under all plans is the fair market value as of the date of the grant. Total shares reserved under these plans are 4,465,000 shares.

The Company assumed stock options of 620,782 granted to former employees of DOME at the time of acquisition. The options assumed were outside of the Company’s plans, but are administered as if issued under the plans. All of the assumed options have been adjusted to give effect to the conversion under the terms of the agreement between the Company and DOME. The assumed options generally are immediately exercisable and expire ten years from the date of grant. No additional stock options will be granted under any of the assumed plans.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

The Company also adopted a 1993 stock option plan for Nonemployee Directors that provides an automatic annual grant to each outside director of the Company. Total annual grants under this plan cannot exceed 60,000 shares per year.

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 29, 2000	2,191,790	$9.55
Granted	615,130	21.59
Exercised	(576,885)	9.91
Canceled	(181,290)	11.96

Options outstanding at September 28, 2001	2,048,745	13.28
Granted	1,017,289	20.68
Exercised	(536,499)	6.00
Canceled	(62,365)	20.50
Assumed in acquisition of DOME	620,782	5.79

Options outstanding at September 27, 2002	3,087,952	15.40
Granted	540,160	19.85
Exercised	(679,122)	9.10
Canceled	(388,377)	20.19

Options outstanding at September 26, 2003	2,560,613	17.34

Exercisable at September 26, 2003	1,751,787

Exercisable at September 27, 2002	1,841,122

Exercisable at September 28, 2001	1,212,821

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

	2003	2002	2001
Risk free interest rate	2.6%	4.0%	5.1%
Expected dividend yield	—	—	—
Expected lives (in years)	4.2	4.2	4.1
Expected volatility	68.8%	71.8%	76.6%

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

Using the Black-Scholes valuation method, the total value of options granted during fiscal 2003, 2002, and 2001 was $5,743, $10,734, and $8,736, respectively, which would be amortized on a proforma basis over the vesting period of the options. The weighted average fair value of options granted during fiscal 2003, 2002, and 2001 was $10.63, $14.14, and $13.25 per share, respectively.

The following table summarizes information about stock options and grants outstanding at September 26, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Number Outstanding at 9/26/03	Average of Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable at 9/26/03	Weighted Average Exercise Price
$0.48–$0.48	8,577	3.2	$0.48	8,577	$0.48
$6.06–$9.00	379,146	5.5	6.97	376,021	6.98
$9.50–$14.25	333,265	4.4	12.38	328,032	12.39
$14.27–$21.31	1,237,386	3.5	18.98	749,043	18.78
$21.50–$31.50	602,239	3.5	23.49	290,114	24.46

$0.48–$31.50	2,560,613	3.9	$17.34	1,751,787	$15.90

Performance restricted stock

The 1996 Stock Incentive Plan provides for the issuance of restricted stock to employees. The shares issued vest over a two- to five-year period, based on the attainment of specified performance measures or the passage of time. In the event the performance measures are not met, any unvested shares would vest at the end of ten years. No restricted stock has been issued to employees within the past three years.

Employee Stock Purchase Plan

In fiscal 1995, the Company adopted the 1994 Employee Stock Purchase Plan, which provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85 percent of the fair market value at specific dates. At September 26, 2003, 112,525 shares remain available for purchase through the plan and there were 460 employees eligible to participate in the plan, of which 134 or 29.1%, were participants. Employees purchased 57,383 shares, at an average price of $11.35 per share during the year. Total receipts to the Company were $651. Since the plan is non-compensatory, no charges to operations have been recorded. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes option pricing model. The fair value of the shares issued in fiscal 2003 and 2002 was $4.45 and $7.08 per share, respectively. In fiscal 2003 and 2002, the risk free interest rate was 1.4 % and 2.3%, the expected dividend yield was 0% and 0%, the expected lives were 0.5 years and 0.5 years, and the expected volatility was 71.8% and 71.8%, respectively.

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

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

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

At September 26, 2003, the minimum annual operating lease payments are:

Fiscal year ending in September
2004	$3,912
2005	3,911
2006	3,054
2007	3,096
2008	2,530
Thereafter	6,968

$23,471

Total rent expense was $3,995, $2,817, and $2,667, and for the years ended September 26, 2003, September 27, 2002, and September 28, 2001, respectively.

NOTE 11    BUSINESS SEGMENTS

The Company is organized based upon the markets for the products and services that it offers. Under this organizational structure, the Company operates in three main segments: Industrial, Medical, and Commercial. The Industrial and Medical segments derive revenue primarily through the development and marketing of electroluminescent displays, liquid crystal displays and color active matrix liquid crystal displays. Prior to fiscal year 2003, the Company also reported sales and operating income from its Transportation segment. The Company has now combined the Transportation segment with the Industrial segment. Prior year amounts have been reclassified to conform to the fiscal year 2003 presentation. The Commercial segment derives revenue primarily through the marketing of color active matrix liquid displays and plasma displays that are sold through distributors to end users.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Research and development expenses consist of both research and Quantum program expenses and product development expenses. Research expenses are allocated to the segments based upon a percentage of budgeted sales. Product development expenses are specifically identified by segment. Sales and marketing expenses are generally allocated based upon a percentage of budgeted sales with the exception of sales personnel costs which are specifically identified by segment. General and administrative expenses are allocated based upon a percentage of budgeted sales. Depreciation expense, interest expense, interest income, other non-operating items and income taxes by segment are not

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

included or disclosed in the internal information provided to the chief operating decision-maker and are therefore not presented below. Inter-segment sales are not material and are included in net sales to external customers below.

	2003	2002	2001
Net sales to external customers (by segment):
Medical	$88,636	$78,968	$71,135
Industrial	66,024	72,115	122,283
Commercial	97,267	54,846	14,534

Total sales	$251,927	$205,929	$207,952

Net sales to external customers (by geography):
United States	$204,027	$157,367	$158,515
Other	47,900	48,562	49,437

Total sales	$251,927	$205,929	$207,952

Operating income (loss):
Medical	$8,789	$12,149	$4,132
Industrial	16,025	4,741	17,337
Commercial	743	1,952	(904)
Non-recurring charges	(495)	(22,221)	2,006

Total operating income (loss)	$25,062	$(3,379)	$22,571

The assets and related capital expenditures of the Company are not reported by segment. Property, plant and equipment by geography is as follows:

	2003	2002
US	$16,225	$20,371
Europe	3,673	4,298

Total Assets	$19,898	$24,669

Products sold within the Commercial and Medical segments to one customer comprised 19% of total consolidated sales for both of the years ended September 26, 2003 and September 27, 2002.

NOTE 12    401(K) AND PROFIT SHARING

All employees in North America over 21 years of age are eligible to participate immediately in the 401(k) savings and profit sharing plan. Employees can contribute up to 15% of their gross pay subject to statutory maximums. The Company matches 55% of the first 10% of each participating employee’s contributions, also subject to statutory maximums. Employer contributions vest immediately. The 401(k) plan expense amounted to $894, $758, and $965, for the years ended September 26 2003, September 27, 2002, and September 28, 2001 respectively.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2003

(Dollars in thousands, except per share amounts)

NOTE 13    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and its components have no impact on the Company’s net income (loss) or total shareholders’ equity. Comprehensive income (loss) and its components were as follows:

	2003	2002	2001
Net income (loss) (net of tax of $8,577, $(1,879), and $7,214, respectively)	$15,202	$(3,062)	$14,537
Other comprehensive income (loss):
Currency translation adjustment (net of tax of $1,034, $1,417, and $492, respectively)	2,618	2,312	998
Unrealized loss on available for sale securities (net of tax of $(98), $(88), and $(79), respectively)	(248)	(143)	(160)

Total comprehensive income (loss)	$17,572	$(893)	$15,375

NOTE 14    SUBSEQUENT EVENT

On December 16, 2003, the Company entered into a $50.0 million credit agreement, replacing the Company’s existing credit agreement. The agreement expires December 1, 2008. The borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt to EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded debt to EBITDA ratio.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part III

Item 10.    Directors and Executive Officers of Planar Systems, Inc.

The information set forth under the captions “Election of Directors”, “Management”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors’ Committees and Nominations by Shareholders” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 29, 2004, is incorporated by reference into this Report.

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar duties. A copy of the Code of Ethics is attached as an Exhibit to this Report.

Item 11.    Executive Compensation

The information set forth under the caption “Executive Compensation” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 29, 2004, is incorporated by reference into this Report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” and “Stock Owned by Management and Principal Shareholders” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 29, 2004, is incorporated by reference into this Report.

Item 13.    Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 29, 2004, is incorporated by reference into this Report.

Item 14.    Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 29, 2004, is incorporated by reference into this Report.

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

The independent auditors’ report with respect to the above-listed financial statements appears on page 27 of this report.

(a)(3) Exhibits

Exhibit Number	Title

3.1	Second Restated Articles of Incorporation of Planar Systems, Inc. (1)

3.2	Second Restated Bylaws of Planar Systems, Inc. (9)

3.3	Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (2)

4.1	Specimen stock certificate (1)

4.4	Rights Agreement dated as of February 1, 1996 between Planar Systems, Inc. and First Interstate Bank of Oregon, N.A. (3)

10.1	Form of Indemnity Agreement between Planar Systems, Inc. and each of its executive officers and directors (1)*

10.2	Amended and Restated 1983 Incentive Stock Option Plan (1)*

10.3	1993 Stock Option Plan for Nonemployee Directors (1)*

10.4	1993 Incentive Stock Option Plan (1)*

10.5	1994 Employee Stock Purchase Plan (4)*

10.6	Lease agreement dated as of September 30, 1993 between Science Park Limited Partnership I and Planar System Inc. (1)

10.7	Lease agreement dated as of May 20, 1998 between Metra Corporation and Planar International, Ltd (English translation) (6)

10.8	1996 Stock Incentive Plan (5)*

10.9	Lease agreement dated May 30, 1997 between Pacific Realty Associates, L.P. and Planar America, Inc. (5)

10.10	Agreement and Plan of Merger dated as of May 13, 1999 by and among dpiX, Inc., Xerox Corporation and New dpiX LLC (7)

10.11	Planar Systems, Inc. Nonqualified Stock Option Agreement between Planar Systems, Inc. and William D. Walker dated as of May 13, 1999 (8)*

10.12	Executive Employment Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 24, 1999 (9)*

10.13	Restricted Stock Award Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 24, 1999 (9)*

10.14	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 27, 1999 (9)*

10.15	Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999 (9)*

Exhibit Number	Title

10.16	Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999 (9)*

10.17	Planar Systems, Inc. 1999 Nonqualified Stock Option Plan (9)*

10.18	Planar Systems, Inc. Deferred Compensation Plan (9)*

10.19	Agreement and Plan of Merger dated as of December 4, 2000 by and among Planar Systems, Inc., AllBrite Technologies, Inc., Corona Acquisition Corporation and certain Shareholders of AllBrite Technologies, Inc. (10)

10.20	First Amendment to Agreement and Plan of Merger dated as of December 11, 2000 by and among Planar Systems, Inc., AllBrite Technologies, Inc., Corona Acquisition Corporation and certain Shareholders of AllBrite Technologies, Inc. (10)

10.21	Shareholders Agreement dated as of December 4, 2000 by and among Planar Systems, Inc., AllBrite Technologies, Inc. and the Shareholders of AllBrite Technologies, Inc. (10)

10.22	Amendment to Executive Employment Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 26, 2000 (11)*

10.23	Form of Change in Control Agreement between Planar Systems, Inc. and certain executive officers dated as of September 26, 2000 (11)*

10.24	Lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (15)

10.25	Addendum to lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (15)

10.26	Agreement and Plan of Merger dated as of March 18, 2002 by and among Planar Systems, Inc., DOME imaging systems, inc., Bone Doctor Acquisition Corporation and certain stockholders of DOME. (12)

10.27	Stock Purchase Agreement dated April 22, 2002 by and among Planar Systems, Inc., Marlin E. Cobb, G. Richard Fryling II, Karen D. Miller and Peter M. Steven. (12)

10.28	Credit Agreement dated April 22, 2002 by and among Planar Systems, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association. (12)

10.29	Securities Purchase Agreement dated May 9, 2002 by and among Planar Systems, Inc. and the Purchaser. (13)

10.30	Registration Rights Agreement dated May 9, 2002 by and among Planar Systems, Inc. and the Purchaser. (13)

10.31	Master Equipment Lease dated June 24, 2002 between The Fifth Third Leasing Company and Planar Systems, Inc. (14)

10.32	Amendment to Credit Agreement Dated September 26, 2002 by and among Planar Systems, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association. (16)

10.33	Credit Agreement Dated as of December 16, 2003 among Planar Systems, Inc. and Bank of America, N.A.

14.0	Code of Ethics of Planar Systems, Inc.

21.0	Subsidiaries of Planar Systems, Inc.

23.0	Consent of KPMG LLP

24.0	Power of Attorney (included on Signature Page)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 27, 1996.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 1996.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994.
(5)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended September 26, 1997.
(6)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended September 25, 1998.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 20, 1999.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 1999.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 24, 1999.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2001.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2002.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2002.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2001.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 27, 2002.

*	This exhibit constitutes a management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

The Company furnished a report on Form 8-K on July 16, 2003, in which it reported the issuance of a press release announcing its financial results for the quarter and nine months ended June 27, 2003 and updating the Company’s business outlook.

The Company furnished a report on Form 8-K on August 15, 2003, in which it reported the issuance of a press release announcing the affirmation of its previously announced expectations for financial results for fiscal year 2003 and its expectations for financial results for fiscal year 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC

December 22, 2003	By:	/s/ STEVE BUHALY
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

/s/ BALAJI KRISHNAMURTHY Balaji Krishnamurthy	Chairman, President, Chief Executive Officer, Director (Principal Executive Officer)	December 22, 2003

/s/ STEVE BUHALY Steve Buhaly	Vice President, Chief Financial Officer, (Principal Financial and Accounting Officer)	December 22, 2003

/s/ WILLIAM D. WALKER William D. Walker	Director	December 22, 2003

/s/ CARL NEUN Carl Neun	Director	December 22, 2003

/s/ HEINRICH STENGER Heinrich Stenger	Director	December 22, 2003

/s/ E. KAY STEPP E. Kay Stepp	Director	December 22, 2003

/s/ GREGORY H. TURNBULL Gregory H. Turnbull	Director	December 22, 2003

/s/ STEVEN E. WYNNE Steven E. Wynne	Director	December 22, 2003