Form 10-Q
period 2003-12-26
PLANAR SYSTEMS INC
filed 2004-02-06
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended December 26, 2003

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

Number of common stock outstanding as of February 2, 2004

14,586,761 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended
	Dec. 26, 2003	Dec. 27, 2002
Sales	$62,899	$56,743
Cost of sales	46,438	39,977

Gross profit	16,461	16,766
Operating expenses:
Research and development, net	2,448	2,397
Sales and marketing	4,478	4,693
General and administrative	3,762	4,364
Amortization of intangible assets	708	708

Total operating expenses	11,396	12,162
Income from operations	5,065	4,604
Non-operating income (expense):
Interest, net	(229)	(465)
Foreign exchange, net	(69)	(32)

Net non-operating expense	(298)	(497)
Income before income taxes	4,767	4,107
Provision for income taxes	1,668	1,397

Net income	$3,099	$2,710

Basic net income per share	$0.21	$0.20
Average shares outstanding - basic	14,513	13,783
Diluted net income per share	$0.21	$0.19
Average shares outstanding - diluted	15,053	14,429

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	Dec. 26, 2003	Sept. 26, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$44,626	$37,424
Accounts receivable	32,054	37,148
Inventories	36,096	39,255
Other current assets	12,094	11,536

Total current assets	124,870	125,363

Property, plant and equipment, net	19,718	19,898
Goodwill	49,001	49,001
Intangible assets	9,839	10,547
Other assets	5,887	5,027

	$209,315	$209,836

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,331	$20,076
Accrued compensation	4,711	5,560
Current portion of long-term debt and capital leases	632	12,373
Deferred revenue	273	410
Other current liabilities	10,934	13,498

Total current liabilities	36,881	51,917
Long-term debt and capital leases, less current portion	9,817	3,217
Other long-term liabilities	4,293	3,863

Total liabilities	50,991	58,997

Shareholders’ equity:
Common stock	129,830	126,947
Retained earnings	33,607	30,621
Accumulated other comprehensive loss	(5,113)	(6,729)

Total shareholders’ equity	158,324	150,839

	$209,315	$209,836

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(unaudited)

	Three months ended
	Dec. 26, 2003	Dec. 27, 2002
Cash flows from operating activities:
Net income	$3,099	$2,710
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,904	2,887
Deferred taxes	—	(30)
Decrease in accounts receivable	5,081	1,621
(Increase) decrease in inventories	3,093	(935)
(Increase) decrease in other current assets	(504)	1,235
Increase in accounts payable	211	3,270
Increase (decrease) in accrued compensation	(862)	316
Decrease in deferred revenue	(143)	(273)
Increase (decrease) in other current liabilities	(2,485)	296

Net cash provided by operating activities	9,394	11,097

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,085)	(500)
Increase in other long-term liabilities	491	15
(Increase) decrease in long-term assets	(491)	182

Net cash used in investing activities	(1,085)	(303)

Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(11,902)	(10,026)
Proceeds from long-term debt	6,761	—
Stock repurchase	(113)	(120)
Net proceeds from issuance of capital stock	2,883	1,902

Net cash used in financing activities	(2,371)	(8,244)

Effect of exchange rate changes	1,264	139

Net increase in cash and cash equivalents	7,202	2,689

Cash and cash equivalents at beginning of period	37,424	37,451

Cash and cash equivalents at end of period	$44,626	$40,140

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 26, 2003.

Note 2 – STOCK-BASED COMPENSATION PLANS

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

If the Company accounted for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and net income per share would approximate the pro forma disclosures below:

	Three months ended
	Dec. 26, 2003	Dec. 27, 2002
Net income, as reported	$3,099	$2,710
Less total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(823)	(1,063)

Pro forma net income	$2,276	$1,647

Net income per share:
Basic—as reported	$0.21	$0.20

Basic—pro forma	$0.16	$0.12

Diluted—as reported	$0.21	$0.19

Diluted—pro forma	$0.15	$0.11

The effects of applying FAS No. 123 in this pro forma disclosure are not indicative of future amounts. FAS No. 123 does not apply to awards prior to January 1, 1995 and additional awards are anticipated in future years.

Note 3 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Dec. 26, 2003	Sept. 26, 2003
	(Unaudited)
Raw materials	$12,426	$11,308
Work in process	1,746	2,891
Finished goods	21,924	25,056

	$36,096	$39,255

Inventory reserves for estimated inventory obsolescence were $4,704 and $4,933 as of December 26, 2003 and September 26, 2003, respectively. Included in cost of sales are $156 and $146 of charges related to inventory obsolescence reserves for the three month periods ended December 26, 2003 and December 27, 2002, respectively.

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

	Three months ended
	Dec. 26, 2003	Dec. 27, 2002
Research and development expense	$2,589	$3,103
Contract Funding	(141)	(706)

Research and development, net	$2,448	$2,397

Note 5 - NON-RECURRING CHARGES

The non-recurring charges incurred affected the Company’s financial position as follows:

	Accrued Compensation	Other Liabilities
Balance as of September 26, 2003	$896	$1,168
Cash paid out	(727)	(220)

Balance as of December 26, 2003	$169	$948

During the first quarter of fiscal year 2004, the Company paid cash of $947 related to contractual liabilities, severance and lease termination costs. The remaining amounts are expected to be paid primarily by the end of fiscal year 2004.

Note 6 - INCOME TAXES

The provision for income taxes has been recorded based upon the current estimate of the Company’s annual effective tax rate. This rate differs from the federal statutory rate primarily due to the provision for state income taxes, research credits, and the effects of the Company’s foreign tax rates

Note 7 – NET INCOME PER COMMON SHARE

Basic net income per share was computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. Incremental shares of 540 and 646 for the quarters ended December 26, 2003 and December 27, 2002, respectively, were used in the calculations of diluted earnings per share. Potential common equivalent shares related to stock options excludes 486 and 1,545 shares not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares for the periods ended December 26, 2003, and December 27, 2002, respectively.

Note 8 – COMPREHENSIVE INCOME

Comprehensive income was $4,715 and $3,854 for the quarters ended December 26, 2003 and December 27, 2002, respectively.

Note 9 – BUSINESS SEGMENTS

The Company is organized based on the markets that it serves: Industrial, Medical, and Commercial. The Industrial and Medical segments derive revenue primarily through the development and marketing of electroluminescent displays, liquid crystal displays and color active matrix liquid crystal displays. The Commercial segment derives revenue primarily through the marketing of color active matrix liquid crystal displays and plasma displays that are sold through distributors to end users.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Research and development expenses consist of both research and Quantum Program expenses and product development expenses. Research expenses are allocated to the segments based upon a percentage of budgeted sales. Product development expenses are specifically identified by segment. Sales and marketing expenses are generally allocated based upon a percentage of budgeted sales, with the exception of sales personnel costs, which are specifically identified by segment. General and administrative expenses are allocated based upon a percentage of budgeted sales. Depreciation expense, interest expense, interest income, other non-operating items and income taxes by segment are not included or disclosed in the internal information provided to the chief operating decision-maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to external customers below.

	Three months ended
	Dec. 26, 2003	Dec. 27, 2002
Net sales to external customers (by segment):
Medical	$17,775	$23,218
Industrial	14,134	17,421
Commercial	30,990	16,104

Total sales	$62,899	$56,743

Operating income (loss):
Medical	$1,180	$2,292
Industrial	2,862	3,152
Commercial	1,023	(840)

Total operating income	$5,065	$4,604

Note 10 – GUARANTEES

The Company provides a warranty for its products and establishes an allowance at the time of sale adequate to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

	Three Months Ended
	Dec. 26, 2003	Dec. 27, 2002
Balance as of beginning of period	$2,372	$2,538
Cash paid for warranty repairs	(937)	(892)
Provision for current period sales	775	951
Provision for prior period sales	(90)	—

Balance as of end of period	$2,120	$2,597

NOTE – 11 LONG-TERM DEBT

On December 16, 2003, the Company entered into a $50,000 credit agreement, replacing the Company’s prior credit agreement. The Company borrowed $6,761 as of December 26, 2003. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt to EBITDA ratio and the LIBOR rate. The interest rate was 2.3% as of December 26, 2003. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded debt to EBITDA ratio. The Company was in compliance with these covenants as of December 26, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended September 26, 2003.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, intangible asset valuation and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies and the related judgments and estimates affect the preparation of the consolidated financial statements.

Revenue Recognition. The Company’s policy is to recognize revenue for product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. Some distributor agreements allow for potential return of products and price protection under certain conditions within limited time periods. Such return rights are generally limited to contractually defined short-term stock rotation. The Company estimates sales returns and price adjustments based on historical experience and other qualitative factors. The Company estimates expected sales returns and price adjustments and records the amounts as a reduction of revenue at the time of shipment. The Company’s policies comply with the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of uncollectibility is minimal.

Allowance for Doubtful Accounts. The Company’s policy is to maintain allowances for estimated losses resulting from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of the customer when determining or modifying their credit limits. The Company regularly evaluates the collectibility of its trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, the Company initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to the Company, such as in the case of bankruptcy, deterioration in the customer’s operating results or financial position or other material events impacting their business, the Company records a specific allowance to reduce the related receivable to the amount the Company expects to recover.

The Company also records an allowance for all customers based on certain other factors including the length of time the receivables are past due, the amount outstanding, and historical collection experience with customers. The Company believes its reported allowances are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, the Company may need to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such determination was made.

Inventory Reserves. The Company is exposed to a number of economic and industry factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage, or subject to lower of cost or market issues. These factors include, but are not limited to, technological changes in the Company’s markets, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, new product introductions, product phase-outs and the availability of key components from the Company’s suppliers. The Company’s policy is to establish inventory reserves when conditions exist that suggest that its inventory may be in excess of anticipated demand or is obsolete based upon its assumptions about future demand for its products and market conditions. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the Company’s reserves are intended to reduce the carrying value of its inventory to its net realizable value. If actual demand for the Company’s products deteriorates or market conditions become less favorable than those that the Company projects, additional inventory reserves may be required.

Product Warranties. The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance over a specified period of time, generally between 12 and 36 months, at no cost to the Company’s customers. The Company’s policy is to establish warranty reserves at levels that represent its estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. The Company believes that its recorded liabilities are adequate to cover its future cost of materials, labor and overhead for the servicing of its products sold through that date. If there is an actual product failure, or material or service delivery costs differ from the Company’s estimates, its warranty liability would need to be revised accordingly.

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

As required by these rules, the Company performs an impairment review annually, or earlier if indicators of potential impairment exist. This annual impairment review was completed during the second quarter of fiscal year 2003, and no impairment was found. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the relevant segments as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses become unfavorable, revenue and cost forecasts may not be achieved and the Company may incur charges for impairment of goodwill.

For identifiable intangible assets, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the estimated cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges for impairment of these assets. The revised value is based on the new estimated discounted cash flow associated with the asset. An impairment could result if the underlying technology fails to gain market acceptance, the Company fails to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions in the related businesses become unfavorable.

Income Taxes. In the past, the Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has assessed the valuation allowance based upon its estimate of future taxable income covering a relatively short time horizon given the volatility in the markets the Company serves and its historic operating results. Tax planning strategies to use the Company’s recorded deferred tax assets are also considered. If the Company is able to realize the deferred tax assets in an amount in excess of its reported net amounts, an adjustment to the deferred tax assets would increase earnings in the period such determination was made. Similarly, if the Company should determine that its net deferred tax assets may not be realized to the extent reported, an adjustment to the deferred tax assets would be charged to income in the period such a determination was made.

Results Of Operations

Sales

The Company’s sales of $62.9 million in the first quarter of 2004 increased $6.2 million or 10.8% as compared to $56.7 million in the first quarter of 2003. The increase in sales was due to an increase in sales of $14.9 million in the Commercial segment, which grew 92.4%. The increase in Commercial segment sales as compared to the first quarter of 2003 was primarily due to the introduction of new products, higher volumes sold through a broader distributor network and increased market penetration. This increase was partially offset by decreases in sales in the Medical and Industrial segments of $5.4 million or 23.4%, and $3.3 million or 18.9%, respectively. The decrease in the Medical segment was due to lower volumes of digital imaging products and a continuing decline in EL revenues, while the decrease in the Industrial segment sales reflected a continuing decline in EL and passive LCD sales.

Demand for our digital imaging products was softer than expected in the first quarter, particularly following the Radiological Society of North America (RSNA) tradeshow in late November. This show confirmed that Planar is viewed in the industry as a superior brand offered at premium prices, but in a market where the growth is increasingly in the referral segment now being served by many lower-priced competitors. This competitive landscape has caused us to lose market share in recent months. On February 3, 2004, the Company announced to its customers, and to the healthcare marketplace, a significant change in its digital imaging strategy. The Company declared a strategy of maintaining its product leadership position while also establishing a price leadership position. As digital imaging technologies have become more readily available, it has become clear that the Company’s previous strategy of maintaining significant price differentiation for what was becoming diminishing product differentiation would not be successful long-term. The Company believes that moving to a price leadership strategy while we still enjoy the brand equity of the Company’s products in the digital imaging marketplace, will allow us to discourage low cost competitors early in their attempts to establish a position in the marketplace. The Company also believes that a vast majority of imaging in healthcare is still printed on film, most or all of which will eventually, over many years, transform to digital images, growing the Company’s market opportunities. This new strategy is intended to put us in a favorable position for that transformation. With this new strategy we will place increasing emphasis on alternative distribution channels for which we intend to leverage the established relationships in our commercial business.

International sales decreased by 21.5% to $9.6 million in the first quarter of 2004 as compared to $12.2 million recorded in the same quarter of the prior year. The decrease in international sales was due to decreased sales in the Medical and Industrial segments. As a percentage of total sales, international sales decreased to 15.3% in the first quarter of 2004 as compared to 21.5% in same quarter for the prior year. The decrease in international sales as a percentage of total sales was mainly attributable to the increased sales of Commercial segment products, which are only sold in North America.

Gross Profit

The Company’s gross margin as a percentage of sales decreased to 26.2% in the first quarter of 2004 from 29.5% in the first quarter of 2003. The gross margin decrease was primarily due to the increased percent of sales from our Commercial segment relative to a year ago and the substantially lower gross margins these products have. In addition, sales of digital imaging products were lower and these products have higher-than-average gross margins.

Research and Development

Research and development expenses increased $51,000 or 2.1% to $2.4 million in the first quarter of 2004 from $2.4 million in the same quarter in the prior year. The increase was due to lower spending on research and Quantum Programs and product development costs and lower personnel costs associated with reductions in variable compensation offset by lower contract funding as compared to the same period in the prior year. Quantum Programs are intrapreneurial efforts launched with the intent of developing new potential business opportunities. As a percentage of sales, research and development expenses decreased to 3.9% in the first quarter of 2004 as compared to 4.2% in the same quarter of the prior year. Research and development spending primarily supports the Medical and Industrial segments and will tend to follow the business level of those segments.

Sales and Marketing

Sales and marketing expenses decreased $215,000 or 4.6% to $4.5 million in the first quarter of 2004 as compared to $4.7 million in the same quarter of the prior year. This decrease was primarily due to lower personnel costs associated with reductions in variable compensation and lower marketing expenses associated with a corporate branding project in the prior year offset by higher marketing and tradeshow expenses in the Medical segment. As a percentage of sales, sales and marketing expenses decreased to 7.1% in the first quarter of 2004 from 8.3% in the same quarter of the prior year. The Commercial segment sales and marketing expenses as a percentage of sales is far below the other segments. The change in segment mix drove the decrease as a percentage of sales along with the other items mentioned above.

General and Administrative

General and administrative expenses decreased $602,000 or 13.8% to $3.8 million in the first quarter of 2004 from $4.4 million in the same period from the prior year, primarily due to lower personnel costs associated with reductions in variable compensation. As a percentage of sales, general and administrative expenses decreased to 6.0% in the first quarter of 2004 from 7.7% in the same period of the prior year, primarily due to lower spending and higher sales in the current quarter.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets were unchanged at $708,000 for the first quarter of both 2004 and 2003.

Total Operating Expenses

Total operating expenses decreased $766,000 or 6.3% to $11.4 million in the first quarter of 2004 from $12.2 million in the same period a year ago. The decrease in operating expenses was primarily due to lower personnel costs associated with reductions in variable compensation which was not paid in the current quarter but was paid in the prior year. As a percentage of sales, operating expenses decreased to 18.1% in the first quarter of 2004 from 21.4% in the same quarter of the prior year due to decreased spending and higher sales.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. Net interest expense decreased from $465,000 in the first quarter of 2003 to $229,000 in the first quarter of 2004 due to lower interest expense on decreased borrowings as compared to the same quarter in the prior year.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a loss of $69,000 in the first quarter of 2004, as compared to a loss of $32,000 in the first quarter of 2003.

The Company currently realizes less than one-fifth of its revenue outside the United States and expects this to continue in the future. Additionally, the functional currency of the Company’s foreign subsidiary is the Euro, which must be translated to U.S. Dollars for consolidation. The Company hedges its Euro exposure with foreign exchange forward contracts. The Company believes that hedging mitigates the risk associated with foreign currency fluctuations.

Provision for Income Taxes

The Company’s effective tax rate for the quarter ended December 26, 2003 was 35% which is a 1% increase from the tax rate of 34% in the first quarter of the prior year. The increase was caused by a greater portion of our income coming from the United States. The differences between the effective tax rate and the federal statutory rate was primarily due to state income taxes, permanent differences, research credits and the effects of the Company’s foreign tax rates.

Net Income

In the first quarter of fiscal 2004, net income was $3.1 million or $0.21 per diluted share. In the same quarter of the prior year, net income was $2.7 million or $0.19 per diluted share.

Liquidity and Capital Resources

Net cash provided by operating activities was $9.4 million in the first quarter of 2004. Net cash provided by operating activities in the same quarter of the prior year was $11.1 million. The net cash provided by operations of $9.4 million in the first quarter of fiscal 2004 primarily related to net income, depreciation and amortization, and decreases in accounts receivable and inventory which were offset by decreases in other current liabilities.

Working capital increased $14.5 million to $88.0 million at December 26, 2003 from $73.4 million at September 26, 2003. Total current assets decreased $493,000 in the first quarter of fiscal 2004. Cash and cash equivalents increased $7.2 million due to net income, depreciation and amortization, decreases in accounts receivable and inventories, the issuance of common stock related to stock options exercised, and the employee stock purchase plan, offset by the payment of long-term debt, decreases in other current liabilities and capital expenditures. Accounts receivable decreased $5.1 million due to lower revenues in the first quarter of fiscal 2004 as compared to the fourth quarter of fiscal 2003. Inventories decreased $3.2 million due to lower inventory levels associated with the Commercial segment. Total current liabilities decreased $15.0 million. The current portion of long-term debt decreased $11.7 million due to the payment of $5.1 million during the quarter and the refinancing of the Company’s credit agreement which resulted in $6.8 million of debt being reclassified as long-term. Other current liabilities decreased $2.6 million primarily due to payments related to income taxes.

Cash of $1.1 million was used to purchase plant, property and equipment. These capital expenditures primarily related to new software applications.

In December 2003, the Company entered into a $50.0 million credit agreement, replacing the Company’s prior credit agreement. The Company had borrowed $6.8 million as of December 26, 2003. The agreement expires December 1, 2008, and is secured by substantially all assets of the Company. Total unused and available borrowing capacity under the credit agreement as of December 26, 2003 was $43.2 million. As of December 26, 2003, the interest rate was 2.3%. The interest rate can fluctuate quarterly based upon the actual funded debt to EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded debt to EBITDA ratio. Borrowings outstanding under certain equipment financing loans were $2.5 million and $2.6 million as of December 26, 2003 and September 26, 2003, respectively. These loans bear interest at an average rate of 6.5%. The Company also has a capital lease for the leasehold improvements in its corporate offices. The total minimum lease payments are $1.4 million, which are payable over six years. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and short and long-term debt obligations. The Company mitigates its risk by diversifying its investments among high-credit-quality securities in accordance with the Company’s investment policy.

The Company believes that its net income and cash flow exposure relating to rate changes for short and long-term debt obligations is not material. The Company primarily enters into debt obligations to support acquisitions, capital expenditures and working capital needs. The company does not hedge any interest rate exposures.

Interest expense is affected by the general level of U.S. interest rates and/or LIBOR rates. Increases in interest expense resulting from an increase in interest rates would be at least partially offset by a corresponding increase in interest earned on the Company’s investments.

The Euro is the functional currency of the Company’s subsidiary in Finland. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained open contracts of approximately $14.3 million as of December 26, 2003. If rates shifted dramatically, the Company believes it would not be impacted materially. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended December 26, 2003 that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

Item 5.	Other Information

The following issues and uncertainties, among others, should be considered in evaluating the Company’s future financial performance and prospects for growth. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) contained in the Company’s Annual Report on Form 10-K for the year ended September 26, 2003.

OUTLOOK: ISSUES AND UNCERTAINTIES

The medical market and our medical strategy could cause disruptive behaviors in the market.

As more competitors enter the medical market they could erode the gross margins that we currently enjoy in this business. Our strategy of price leadership could contribute to that erosion. We must compensate for that with increased volumes leveraging our leading brand recognition. As gross margins come under pressure, we must maintain adequate investment in product development and marketing to maintain product leadership. Our ability to maintain those levels of investments might be compromised by gross margin pressures. With price leadership there will be changing dynamics in the procurement channels and processes within our customer base. We must track and follow those changing dynamics and develop new channels for distribution while maintaining good relationships with old channels. The failure to execute on these strategic changes could have an adverse affect on our business, financial condition and results of operations.

A significant slowdown in the demand for our customers’ products would adversely affect our business.

In portions of our medical and industrial segments, we design and manufacture various display solutions that our customers incorporate into their products. As a result, our success partly depends upon the widespread market acceptance of our customers’ products. Accordingly, we must identify industries that have significant growth potential and establish relationships with customers in those industries. Failure to identify potential growth opportunities or establish relationships with customers in those industries would adversely affect our business. Dependence on the success of our customers’ products exposes us to a variety of risks, including the following:

•	our ability to match our design and manufacturing capacity with customer demand and to maintain satisfactory delivery schedules;

•	customer order patterns, changes in order mix and the level and timing of orders that we can manufacture and ship in a quarter; and

•	the cyclical nature of the industries and markets our customers serve.

Failure to address these risks could have a material adverse effect on our business, financial condition and results of operations.

We are subject to lengthy development periods and product acceptance cycles.

Some of our Industrial and Medical segment products are sold to OEMs, which then incorporate them into the products they sell. OEMs make the determination during their product development programs whether to incorporate our displays or pursue other alternatives. This requires us to make significant investments of time and capital in the custom design of display modules well before our customers introduce their products incorporating these displays and before we can be sure that we will generate any significant sales to our customers or even recover our investment. During a customer’s product development process, we face the risk that our display will fail to meet our customer’s technical, performance, or cost requirements or will be replaced by a competing product, an alternative technological solution or the customer’s own internally produced product. Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events would adversely affect our business, financial condition and results of operations.

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

We face intense competition.

The market for information displays is highly competitive, and we expect this to continue. We believe that over time this competition will have the effect of reducing average selling prices of our flat-panel displays. Certain of our competitors have substantially greater name recognition and financial, technical, marketing and other resources than we do. There is no assurance that our competitors will not succeed in developing or marketing products that would render our products obsolete or noncompetitive. To the extent we are unable to compete effectively against our competitors, whether due to such practices or otherwise, our business, financial condition and results of operations would be materially adversely affected.

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our effectiveness in designing new product solutions, including those incorporating new technologies;

•	our ability to anticipate and address the needs of our customers;

•	the quality, performance, reliability, features, ease of use, pricing and diversity of our product solutions;

•	foreign currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our product solutions;

•	the quality of our customer services;

•	the effectiveness of our supply chain management;

•	the rate at which customers incorporate our product solutions into their own products; and

•	product or technology introductions by our competitors.

Shortages of components and materials may delay or reduce our sales and increase our costs.

Inability to obtain sufficient quantities of components and other materials necessary to produce our displays could result in reduced or delayed sales. Many of our products, including our Commercial segment, operate with little backlog, and therefore, supply issues could adversely impact our operating results. We obtain much of the material we use in the manufacture of our displays from a limited number of suppliers, and we do not have long-term supply contracts with any of them. For some of this material we do not have a guaranteed alternative source of supply. As a result, we are subject to increased costs, supply interruptions and difficulties in obtaining materials. Our customers also may encounter difficulties or increased costs in obtaining from others the materials necessary to produce their products into which our displays are incorporated.

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

An inability to maintain high levels of productivity or to satisfy delivery schedules at our manufacturing facilities would adversely affect our operating results. The design and manufacture of our EL displays involves highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. At times we have experienced lower-than-anticipated manufacturing yields and lengthening of delivery schedules and may experience such problems in the future, particularly with respect to new products or technologies. Any such problems could have a material adverse effect on our business, financial condition and results of operations.

Our continued success depends on the development of new products and technologies.

Future results of operations will partly depend on our ability to improve and market our existing products and to successfully develop and market new products. If we are not able to continue to improve and market our existing products, develop and market new products and continue to make technological developments, our products or technology could become obsolete or noncompetitive. New products and markets, by their nature, present significant risks of failure. Even if we are successful in developing new products, new products typically result in pressure on gross margins during the initial phases as start-up activities are spread over lower initial sales volumes. We have experienced lower-than-expected yields with respect to new products and processes in the past negatively impacting gross margins. In addition, customer relationships can be negatively impacted due to production problems and late delivery of shipments.

Future operating results will depend to a significant extent on our ability to continue to provide new product solutions that compare favorably on the basis of cost and performance with competitors. Our success in attracting new customers and developing new business depends on various factors, including the following:

•	use of advances in technology;

•	innovative development of new solutions for customer products;

•	efficient and cost-effective services; and

•	timely completion of the design and manufacture of new product solutions.

Our efforts to develop new technologies may not result in commercial success.

Our research and development efforts with respect to new technologies may not result in market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, cost issues, yield problems and other factors. Even when we successfully complete a research and development effort with respect to a particular technology, we may fail to gain market acceptance due to:

•	inadequate access to sales channels;

•	superior products developed by our competitors;

•	price considerations; and

•	lack of market demand for the products.

Our efforts to sell commercial products in the end-user market may not continue to be successful.

The market for commercial products is highly competitive, subject to rapid technological change and changes in consumer tastes and demand. Our failure to successfully manage inventory levels or quickly respond to changes in pricing, technology or consumer tastes and demand could result in excess and obsolete inventories of our commercial products which could adversely affect our business, financial condition and results of operations.

We do not have long-term agreements with our resellers, who generally may terminate our relationship with 30- to 60-days notice. Such action by our resellers could substantially harm our operating results in this segment. Products sold to Dell Inc. comprised 19% of total consolidated sales in both fiscal 2003 and 2002. This concentration of sales, if lost, would have a material, adverse impact on the results of operations.

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

Our manufacturing, sales and distribution operations in Europe and Asia create a number of logistical and communications challenges. Our international operations also expose us to various economic, political and other risks, including the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	possible employee turnover or labor unrest;

•	lack of developed infrastructure;

•	difficulties protecting intellectual property;

•	risks associated with further outbreaks of severe acute respiratory syndrome (SARS);

•	the burdens and costs of compliance with a variety of foreign laws; and

•	political or economic instability in certain parts of the world.

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

We must effectively manage our growth.

The failure to effectively manage our growth could adversely affect our operations. We have increased the number of our marketing and design programs and may expand further the number and diversity of our programs in the future. Our ability to manage our planned growth effectively will require us to:

•	enhance our operational, financial and management systems;

•	improve our sales channel; and

•	successfully hire, train and motivate new employees.

The expansion and diversification of our product and customer base may result in increases in our overhead and selling expenses. We also may be required to increase staffing and other expenses in order to meet the anticipated demand of our customers. Any increase in expenditures in anticipation of future orders that do not materialize would adversely affect our profitability. Customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources.

We must protect our intellectual property, and others could infringe on or misappropriate our rights.

We believe that our continued success partly depends on protecting our proprietary technology. We rely on a combination of patent, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. We seek to protect our technology under trade secret laws, which afford only limited protection. We face risks associated with our intellectual property, including the following:

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

The market price of our common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing market price of our stock has ranged from $10.57 to $26.30. The trading price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

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

To remain competitive, we may continue to make significant investments in research and development. Some of these projects can result in significant expenditures for materials, labor and overhead, and there are no guarantees that these new technologies or products will result in future sales which would materially adversely affect our operating results. As a result of the increase in operating expenses related to these development expenditures, our failure to increase sufficiently our net sales to offset these increased costs would adversely affect our operating results.

From time to time, we may seek additional equity or debt financing to provide for acquisitions or working capital. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired, and our operating results may be impacted. Debt financing increases expenses and must be repaid regardless of operating results. Debt financing is often subject to financial covenants such as fixed-charge ratio, minimum EBITDA, minimum net worth, and funded debt to EBITDA ratio. As these financial ratios change, they could impact the interest rates on the related debt and failure to meet required financial covenants could cause lenders to demand early repayment of debt with negative consequences for the Company. Equity financing could result in dilution to existing stockholders.

We may pursue acquisitions and investments that could adversely affect our business.

In the past, we have made, and in the future we may make, acquisitions of and investments in businesses, products and technologies that are intended to complement our business, expand the breadth of our markets, enhance our technical capabilities, or otherwise enhance growth opportunities. If we make future acquisitions, we could issue stock, incur substantial debt, or assume contingent liabilities. Any acquisitions that we undertake, including our recent acquisitions of DOME imaging systems, inc. and AllBrite Technologies, Inc., could be difficult to integrate, disrupt our business, dilute shareholder value and harm our operating results. Any such acquisitions also involve numerous risks, including the following:

•	problems assimilating the purchased operations, technologies, or products

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from core or existing businesses;

•	adverse effects, including the possible loss, on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of purchased organizations.

There can be no assurance that we would be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could adversely affect our business, financial condition and results of operations.

Item 7.	Exhibits and Reports on Form 8-K.

(a)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company furnished a report on Form 8-K on October 22, 2003, in which it reported the issuance of a press release announcing its financial results for the quarter and year ended September 26, 2003 and updating the Company’s business outlook.

The Company furnished a report on Form 8-K on January 5, 2004, in which it announced its expectations as to sales and net income for the quarter ended December 26, 2003.

The Company furnished a report on Form 8-K on January 14, 2004, in which it reported the issuance of a press release announcing its financial results for the quarter ended December 26, 2003 and its business outlook for fiscal year ending September 24, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: February 6, 2004	/s/ Steven J. Buhaly

Steven J. Buhaly
Vice President and
Chief Financial Officer