Form 10-Q
period 2004-03-26
PLANAR SYSTEMS INC
filed 2004-05-10
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended March 26, 2004

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

Number of common stock outstanding as of May 3, 2004

14,624,034 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	Mar. 26, 2004	Mar. 28, 2003	Mar. 26, 2004	Mar. 28, 2003
Sales	$58,614	$60,104	$121,513	$116,847
Cost of sales	45,330	40,726	91,768	80,703

Gross profit	13,284	19,378	29,745	36,144
Operating expenses:
Research and development, net	2,829	3,066	5,277	5,463
Sales and marketing	4,246	5,129	8,724	9,822
General and administrative	3,958	4,697	7,720	9,061
Amortization of intangible assets	708	708	1,416	1,416

Total operating expenses	11,741	13,600	23,137	25,762
Income from operations	1,543	5,778	6,608	10,382
Non-operating income (expense):
Interest, net	(85)	(349)	(342)	(821)
Foreign exchange, net	66	(51)	(3)	(83)
Other, net	(378)	3	(350)	10

Net non-operating expense	(397)	(397)	(695)	(894)
Income before income taxes	1,146	5,381	5,913	9,488
Provision for income taxes	402	1,830	2,070	3,227

Net income	$744	$3,551	$3,843	$6,261

Basic net income per share	$0.05	$0.25	$0.26	$0.45
Average shares outstanding—basic	14,598	13,936	14,562	13,864
Diluted net income per share	$0.05	$0.25	$0.26	$0.43
Average shares outstanding—diluted	14,852	14,391	14,937	14,414

See accompanying notes to unaudited consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Mar. 26, 2004	Sept. 26, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,944	$37,424
Accounts receivable	32,614	37,148
Inventories	45,193	39,255
Other current assets	13,593	11,536

Total current assets	133,344	125,363
Property, plant and equipment, net	18,454	19,898
Goodwill	49,001	49,001
Intangible assets	9,131	10,547
Other assets	7,673	5,027

	$217,603	$209,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,744	$20,076
Accrued compensation	4,045	5,560
Current portion of long-term debt and capital leases	642	12,373
Deferred revenue	438	410
Other current liabilities	13,973	13,498

Total current liabilities	43,842	51,917
Long-term debt and capital leases, less current portion	9,827	3,217
Other long-term liabilities	4,600	3,863

Total liabilities	58,269	58,997
Shareholders’ equity:
Common stock	130,140	126,947
Retained earnings	34,351	30,621
Accumulated other comprehensive loss	(5,157)	(6,729)

Total shareholders’ equity	159,334	150,839

	$217,603	$209,836

See accompanying notes to unaudited consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	Mar. 26, 2004	Mar. 28, 2003
Cash flows from operating activities:
Net income	$3,843	$6,261
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,446	5,552
Deferred taxes	—	(28)
Decrease in accounts receivable	4,095	1,614
(Increase) decrease in inventories	(5,812)	818
(Increase) decrease in other current assets	(2,249)	328
Increase in accounts payable	4,711	3,049
Increase (decrease) in accrued compensation	(1,494)	596
Increase (decrease) in deferred revenue	22	(289)
Increase in other current liabilities	1,071	1,338

Net cash provided by operating activities	8,633	19,239
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,008)	(853)
Increase in other long-term liabilities	—	109
(Increase) decrease in long-term assets	(104)	156

Net cash used in investing activities	(3,112)	(588)
Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(12,057)	(20,942)
Proceeds from long-term debt	6,936	—
Stock repurchase	(113)	(162)
Net proceeds from issuance of capital stock	3,193	2,094

Net cash used in financing activities	(2,041)	(19,010)
Effect of exchange rate changes	1,040	512

Net increase in cash and cash equivalents	4,520	153
Cash and cash equivalents at beginning of period	37,424	37,451

Cash and cash equivalents at end of period	$41,944	$37,604

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in such financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 26, 2003.

Note 2 - STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock-based plans under Accounting Principles Board Opinion no. 25, “Accounting for Stock Issued to Employees”.

If the Company accounted for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and net income per share would approximate the pro forma disclosures below:

	3 months ended		6 months ended
	Mar. 26, 2004	Mar. 28, 2003	Mar. 26, 2004	Mar. 28, 2003
Net Income, as reported	$744	$3,551	$3,843	$6,261
Less total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(790)	(1,223)	(1,614)	(2,286)

Pro forma net income (loss)	$(46)	$2,328	$2,229	$3,975

Earnings per share:
Basic—as reported	$0.05	$0.25	$0.26	$0.45

Basic—pro forma	$0.00	$0.17	$0.15	$0.29

Diluted—as reported	$0.05	$0.25	$0.26	$0.43

Diluted—pro forma	$0.00	$0.16	$0.15	$0.28

The effects of applying FAS No. 123 in this pro forma disclosure are not indicative of future amounts. FAS No. 123 does not apply to awards prior to January 1, 1995 and additional awards are anticipated in future years.

Note 3 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	March 26, 2004	September 26, 2003
Raw materials	$13,533	$11,308
Work in process	1,735	2,891
Finished goods	29,925	25,056

	$45,193	$39,255

Inventory reserves for estimated inventory obsolescence were $5,366 and $4,933 as of March 26, 2004 and September 26, 2003, respectively. Included in cost of sales are $926 and $547 of charges related to inventory reserves for the three month periods ended March 26, 2004, and March 28, 2003, respectively, and $1,082 and $693 for the six month periods ended March 26, 2004, and March 28, 2003.

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

	Three Months Ended		Six Months Ended
	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
Research and development expense	2,875	3,538	5,463	6,640
Contract funding	(46)	(472)	(186)	(1,177)

Research and development, net	$2,829	$3,066	$5,277	$5,463

Note 5 - UNUSUAL CHARGES

Unusual charges previously incurred affected the Company’s financial position as follows:

	Accrued Compensation	Other Liabilities
Balance as of September 26, 2003	$896	$1,168
Cash paid out	(874)	(609)

Balance as of March 26, 2004	$22	$559

During the second quarter of fiscal year 2004, the Company paid cash of $536 related to contractual liabilities, severance and lease termination costs. For the first six months of 2004, the cash paid was $1,483. The remaining amounts are expected to be paid primarily by the end of fiscal year 2004.

Note 6 - INCOME TAXES

The provision for income taxes has been recorded based upon the current estimate of the Company’s annual effective tax rate. This rate differs from the federal statutory rate primarily due to the provision for state income taxes, research credits and the effects of the Company’s foreign tax rates.

Note 7 - NET INCOME PER COMMON SHARE

Basic net income per share was computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share was computed using the weighted average number of shares of common stock plus dilutive common equivalent shares outstanding during each period. Incremental shares of 254 and 455 for the quarters ended March 26, 2004 and March 28, 2003, respectively, were used in the calculations of diluted net income per share. Incremental shares of 375 and 550 for the six month periods ended March 26, 2004 and March 28, 2003, respectively, were used in the calculations of diluted net income per share. Potential common equivalent shares related to stock options excludes 1,780 and 1,787 shares for the three months ended March 26, 2004 and March 28, 2003, respectively, and 1,026 and 1,699 shares for the six months ended March 26, 2004 and March 28, 2003 respectively. These shares are not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

Note 8 - COMPREHENSIVE INCOME

Comprehensive income was $700 and $4,244 for the quarters ended March 26, 2004 and March 28, 2003, respectively. Comprehensive income for the six month periods ended March 26, 2004 and March 28, 2003 was $5,415 and $8,098, respectively.

Note 9 - BUSINESS SEGMENTS

The Company is organized based on the markets that it serves: Industrial, Medical, and Commercial. The Industrial and Medical segments derive revenue primarily through the development and marketing of electroluminescent displays, liquid crystal displays and active matrix liquid crystal displays. The Commercial segment derives revenue primarily through the marketing of color active matrix liquid crystal displays and plasma displays that are sold through distributors to end users.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Research and development expenses consist of both research and product development expenses. Research expenses are allocated to the segments based upon a percentage of budgeted sales. Product development expenses are specifically identified by segment. Marketing expenses are generally allocated based upon a percentage of budgeted sales, while sales costs are specifically identified by segment. General and administrative expenses are allocated based upon a percentage of budgeted sales. Depreciation expense, interest expense, interest income, other non-operating items and income taxes by segment are not included or disclosed in the internal information provided to the chief operating decision-maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to external customers below.

	3 months ended		6 months ended
	Mar. 26, 2004	Mar. 28, 2003	Mar. 26, 2004	Mar. 28, 2003
Net sales to external customers (by segment):
Medical	$18,939	$22,850	$36,714	$46,048
Industrial	13,446	17,160	27,580	34,522
Commercial	26,229	20,094	57,219	36,277

Total sales	$58,614	$60,104	$121,513	$116,847

Operating income (loss):
Medical	$(882)	$2,151	$298	$4,443
Industrial	2,150	3,813	5,012	6,965
Commercial	275	(186)	1,298	(1,026)

Total operating income	$1,543	$5,778	$6,608	$10,382

Note 10 - GUARANTEES

The Company provides a warranty for its products and establishes an allowance at the time of sale adequate to cover costs during the warranty period, which is generally between 12 and 36 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

	3 months ended		6 months ended
	Mar. 26, 2004	Mar. 28, 2003	Mar. 26, 2004	Mar. 28, 2003
Balance as of beginning of period	$2,120	$2,597	$2,372	$2,538
Cash paid for warranty repairs	(743)	(731)	(1,680)	(1,623)
Provision for current period sales	791	839	1,566	1,790
Provision for prior period sales	134	250	44	250

Balance as of end of period	$2,302	$2,955	$2,302	$2,955

Note 11 - LONG-TERM DEBT

On December 16, 2003, the Company entered into a $50,000 credit agreement, replacing the Company’s prior credit agreement. The Company borrowed $6,936 as of March 26, 2004. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt to EBITDA ratio and the LIBOR rate. The interest rate was 2.2% as of March 26, 2004. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded debt to EBITDA ratio. The Company was in compliance with these covenants as of March 26, 2004.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements that are forward-looking within the meaning of the Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the following: domestic and international business and economic conditions, changes in growth in the flat-panel monitor industry, changes in customer demand or ordering patterns, changes in the competitive environment including pricing pressures or technological changes, continued success in technological advances, shortages of manufacturing capacities from our third-party partners, final settlement of contractual liabilities, future production variables impacting excess inventory and other risk factors described below under “Outlook: Issues and Uncertainties”. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, intangible asset valuation and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies and the related judgments and estimates affect the preparation of the consolidated financial statements.

Revenue Recognition. The Company’s policy is to recognize revenue for product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. Some distributor agreements allow for potential return of products and pre-established contractual obligations for price protection under certain conditions within limited time periods. Such return rights are generally limited to contractually defined short-term stock rotation. The Company estimates sales returns and price adjustments based on historical experience and other qualitative factors. The Company estimates expected sales returns and price adjustments and records the amounts as a reduction of revenue at the later of the time of shipment or when the pricing decision is made. Each period, price protection is estimated based upon pricing decisions made and information received from customers as to the amount of inventory they are holding. The Company’s policies comply with the guidance provided by Staff Accounting Bulletin No. 104, Revenue Recognition, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of uncollectibility is minimal.

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

The Company also records an allowance for all customers based on certain other factors including the length of time the receivables are past due, the amount outstanding, and historical collection experience with customers. The Company believes its reported allowances are adequate. However, if the financial conditions of those customers were to deteriorate, resulting in their inability to make payments, the Company may need to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such determination was made.

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

As required by these rules, the Company performs an impairment review annually, or earlier if indicators of potential impairment exist. This annual impairment review was completed during the second quarter of fiscal year 2004, and no impairment was found. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the relevant segments as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses become unfavorable, revenue and cost forecasts may not be achieved and the Company may incur charges for impairment of goodwill.

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

Income Taxes. The Company records a valuation allowance when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company assesses the need for a valuation allowance based upon its estimate of future taxable income covering a relatively short time horizon given the volatility in the markets the Company serves and its historic operating results. Tax planning strategies to use the Company’s recorded deferred tax assets are also considered. If the Company is able to realize the deferred tax assets in an amount in excess of its reported net amounts, an adjustment to decrease the valuation allowance associated with deferred tax assets would increase earnings in the period such determination was made. Similarly, if the Company should determine that its net deferred tax assets may not be realized to the extent reported, an adjustment to increase the valuation allowance associated with deferred tax assets would be charged to income in the period such a determination was made.

RESULTS OF OPERATIONS

Overview

Our results for the second quarter were below original expectations for both sales and net income. Quarterly sales of $58.6 million were down sequentially $4.3 million or 6.8%, due to a decline in our commercial business. The commercial segment was impacted by difficult panel supply conditions. Year-on-year sales for the second quarter declined $1.5 million or 2.5% due to declines in our medical and industrial businesses partially offset by growth in our commercial business. Net income per diluted share was 5 cents in the second quarter, down 16 cents from the prior quarter and 20 cents compared to the first quarter of 2003. Net income suffered from higher-than-expected costs in the medical segment associated with the offshore transfer of digital imaging production, shipment of higher-cost product built domestically, price protection payments and weak sales performance in our commercial business. We also took a $0.4 million non-operating charge to reduce the carrying value of an equity investment.

The challenge coming out of this quarter is to derive strength from the experience, especially in our execution of the new strategic offensive underway in digital imaging. The best of the business opportunity in that market still lies before us, as the technology adoption begins occurring in mainstream healthcare applications. Our recent strategic changes in the medical market have caught the attention of our current and prospective customers, concerned our competitors and inspired our employees towards our vision.

Our commercial business is fundamentally strong and is looking to return to its historic pattern of strong growth. The reseller channel is better diversified than ever and we continue to enjoy excellent working relationships with our partners at all levels of our organizations. This channel competency is increasingly leveraged across all of Planar.

Our industrial segment is focused on managing for profitability the Company’s foundational display component products while pursuing new opportunities for growth as display technology proliferates.

Sales

The Company’s sales of $58.6 million in the second quarter of 2004 decreased $1.5 million or 2.5% compared to $60.1 million in the second quarter of 2003. The decrease in sales was principally due to lower sales of $3.9 million and $3.7 million in the Medical and Industrial segments, which decreased 17.1% and 21.6% respectively. These decreases were partially offset by an increase in the Commercial segment of $6.1 million or 30.5% compared to the second quarter of 2003. The decrease in the Medical segment compared to the second quarter of 2003 was primarily due to decreases in sales in digital imaging and medical monitor product lines, partially offset by higher sales of point-of-care products. The decrease in the Industrial segment was driven by product consolidation across the business. The increase in the Commercial segment was due to market growth, the introduction of new products, higher volumes sold through a broader distribution network and increased market penetration. The Commercial segment, while impacted by difficult panel supply conditions earlier in the fiscal year, improved its diversification among channel partners and avoided buying over-priced inventory while keeping the business profitable.

The Company’s sales of $121.5 million in the first six months of 2004 increased $4.7 million or 4.0% compared to $116.8 million in the first six months of 2003. The increase in sales was principally due to higher sales of $20.9 million in the Commercial segment, which increased 57.7%. In the Medical and Industrial segments, revenues decreased $9.3 million and $6.9 million, or 20.3% and 20.1% respectively, in the first six months of 2004 compared to the first six months of 2003. The increases and decreases were due to the same reasons as those noted above with respect to the second quarter of 2004.

International sales decreased by 17.3% to $10.8 million in the second quarter of 2004 compared to $13.0 million recorded in the same quarter of the prior year. International sales for the first six months of 2004 decreased by 19.2% to $20.4 million compared to $25.2 million recorded in the comparable period a year ago. The decrease in international sales in both the three and six month periods were due to decreased sales in the Medical and Industrial segments. As a percentage of total sales, international sales decreased to 18.4% in the second quarter of 2004 as compared to 21.6% in same quarter for the prior year. For the first six months of 2004, international sales, as a percentage of total sales, were 16.8% compared to 21.6% in the first six months of 2003. These decreases in international sales as a percentage of total sales were mainly attributable to the increased sales of Commercial segment products, which are only sold in North America.

Gross Profit

The Company’s gross profit as a percentage of sales decreased to 22.7% in the second quarter of 2004 from 32.2% in the second quarter of 2003. The decrease in gross margin in the second quarter of 2004 was due to higher costs incurred in the Medical segment related to the transition of certain products to offshore manufacturers, the shipment of higher-cost inventory built domestically, and price-protection costs. In addition, the increased percentage of sales from our Commercial segment relative to a year ago, and the substantially lower gross margins these products have, negatively impacted overall gross margin. For the first six months of 2004, the Company’s gross margin was 24.5% compared to 30.9% in the same period in the prior year. The gross margin decrease was primarily due to the same reasons noted above.

Research and Development

Research and development expenses decreased in the second quarter of 2004 by $237,000 or 7.7% to $2.8 million compared to $3.1 million in the second quarter of 2003. The decrease was due to lower product development costs and lower personnel costs associated with reductions in variable compensation offset by lower contract funding and higher spending on research and Quantum Programs compared to the same period in the prior year. Quantum Programs are intrapreneurial efforts launched with the intent of developing new potential business opportunities. For the first six months of 2004, research and development expenses decreased $186,000 or 3.4% to $5.3 million from $5.5 million in the first six months of the prior year due to the same reasons noted above. As a percentage of sales, research and development expenses decreased to 4.8% in the second quarter of 2004 compared to 5.1% in the same quarter of the prior year. As a percentage of sales, research and development expenses decreased to 4.3% in the first six months of 2004 compared to 4.7% in the first half of 2003. Research and development spending primarily supports the Medical and Industrial segments and will tend to follow the business level of those segments.

Sales and Marketing

Sales and marketing expenses decreased $883,000 or 17.2% to $4.2 million in the second quarter of 2004 compared to $5.1 million in the same quarter of the prior year. Sales and marketing expenses decreased $1.1 million or 11.2% to $8.7 million in the first six months of 2004 compared to $9.8 million in the same period of the prior year. These decreases were primarily due to lower personnel costs associated with reductions in variable compensation and lower marketing expenses associated with a corporate branding project in the prior year offset by higher marketing and tradeshow expenses in the Medical segment. As a percentage of sales, sales and marketing expenses decreased to 7.2% in the second quarter of 2004 compared to 8.5% in the second quarter of the prior year. As a percentage of sales, sales and marketing expenses decreased to 7.2% in the first six months of 2004 compared to 8.4% in the same period of the prior year. The Commercial segment sales and marketing expenses as a percentage of sales is far below the other segments. The change in segment mix drove the decrease as a percentage of sales along with the other items mentioned above.

General and Administrative

General and administrative expenses decreased $739,000 or 15.7% to $4.0 million in the second quarter of 2004 from $4.7 million in the same period from the prior year. General and administrative expenses decreased $1.3 million or 14.8 % to $7.7 million in the first six months of 2004 from $9.1 million in the same period of the prior year, primarily due to lower personnel costs associated with reductions in variable compensation. As a percentage of sales, general and administrative expenses decreased to 6.8% in the second quarter of 2004 from 7.8% in the same period from the prior year. For the first six months of 2004, general and administrative expenses, as a percentage of sales, decreased to 6.4% from 7.8% for the same period of the prior year, primarily due to lower spending in the current periods.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets were unchanged at $708,000 for the second quarter of both 2004 and 2003, and unchanged at $1.4 million for the first six months of both 2004 and 2003.

Total Operating Expenses

Total operating expenses decreased $1.9 million or 13.7% to $11.7 million in the second quarter of 2004 from $13.6 million in the same period a year ago. For the first six months of 2004, total operating expenses decreased $2.6 million or 10.2% to $23.1 million from $25.8 million in the same period of the prior year. These decreases in operating expenses were primarily due to lower personnel costs associated with reductions in variable compensation which were not paid in the current periods but were paid in the prior year. As a percentage of sales, operating expenses decreased to 20.0% in the second quarter of 2004 from 22.6% in the same quarter of the prior year. As a percentage of sales, operating expenses decreased to 19.0% in the first half of 2004 from 22.0% in the same period of the prior year. These decreases were due to lower spending in the current year.

Non–operating Income and Expense

Non–operating income and expense includes interest income on investments, interest expense and net foreign currency exchange gain or loss. In the second quarter of 2004 net interest expense decreased to $85,000 from $349,000 in the second quarter of the prior year. Net interest expense for the first six months of 2004 decreased from $821,000 in 2003 to $342,000 in fiscal 2004. Net interest expense decreased due to lower interest expense on decreased borrowings compared to the same periods in the prior year. During the second quarter, we reduced the carrying value of our investment in a publicly traded Taiwanese company, Topvision Technology, from $1.5 million to $1.2 million due to a sustained decline in that company’s market value that was determined to be other than temporary. The Company may incur additional charges in the future if that company’s market value continues to decline. The reduction was reflected as a $378,000 charge in other non-operating expense.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a gain of $66,000 in the second quarter of 2004, as compared to a loss of $51,000 in the second quarter of 2003. In the first six months of 2004, foreign currency gains and losses amounted to a loss of $3,000 as compared to a loss of $83,000 in the same period of the prior year.

The Company currently realizes about one-fifth of its revenue outside the United States and expects this to continue in the future. Additionally, the functional currency of the Company’s foreign subsidiary is the Euro, which must be translated to U.S. Dollars for consolidation. The Company hedges its Euro exposure with foreign exchange forward contracts. The Company believes that hedging mitigates the risks associated with foreign currency fluctuations.

Provision for Income Taxes

The Company’s effective tax rate for the quarter and the six months ended March 26, 2004 was 35.0%, as compared to 34.0% for the quarter and the six months ended March 28, 2003. The differences between the effective tax rate and the federal statutory rate was due to state income taxes, permanent differences, research credits and the effects of the Company’s foreign tax rates.

Net Income

In the second quarter of fiscal 2004, net income was $744,000 or $0.05 per diluted share. In the same quarter of the prior year, net income was $3.6 million or $0.25 per diluted share. For the first six months of fiscal 2004, net income was $3.8 million or $0.26 per diluted share compared to $6.3 million or $0.43 per diluted share in the comparable period of the prior year. Net income was impacted by higher-than-expected costs in the medical segment associated with the offshore transfer of digital imaging production, shipment of higher-cost product built domestically, price-protection payments, and weak sales performance in the Commercial segment.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.6 million in the first six months of 2004. Net cash provided by operating activities in the first six months of 2003 was $19.2 million. The net cash provided by operations of $8.6 million in the first six months of 2004 primarily related to net income, depreciation and amortization, a decrease in accounts receivable and an increase in accounts payable which were offset by increases in inventories and other current assets.

Working capital increased $16.1 million to $89.5 million at March 26, 2004 from $73.4 million at September 26, 2003. Total current assets increased $8.0 million in the first half of fiscal 2004. Cash and cash equivalents increased $4.5 million due to net income, depreciation and amortization, offset by other changes in working capital. Accounts receivable decreased $4.5 million due to lower revenues in the most recent quarter. Inventories increased $5.9 million due to investments in Commercial segment inventory required to sustain a return to normal revenue performance by the business segment. Total current liabilities decreased $8.1 million. The current portion of long-term debt decreased $11.7 million due to the payment of $5.1 million during the current year and the refinancing of the Company’s credit agreement which resulted in $6.9 million of debt being reclassified as long-term. Accounts payable increased $4.7 million primarily due to the increased inventory balances.

Cash of $3.0 million was used to purchase plant, property and equipment during the first six months of 2004. These capital expenditures primarily related to new software applications.

In December 2003, the Company entered into a $50.0 million credit agreement, replacing the Company’s prior credit agreement. The Company had borrowed $6.9 million as of March 26, 2004. The agreement expires December 1, 2008, and is secured by substantially all assets of the Company. Total unused and available borrowing capacity under the credit agreement as of March 26, 2004 was $43.1 million. As of March 26, 2004, the interest rate was 2.2%. The interest rate can fluctuate quarterly based upon the actual funded debt to EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded debt to EBITDA ratio. Borrowings outstanding under certain equipment financing loans were $2.4 million and $2.6 million as of March 26, 2004 and September 26, 2003, respectively. These loans bear interest at an average rate of 6.5%. The Company also has a capital lease for the leasehold improvements in its corporate offices. The total minimum lease payments are $1.3 million, which are payable over six years. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capacity will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

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

The Euro is the functional currency of the Company’s subsidiary in Finland. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained open contracts of approximately $15.8 million as of March 26, 2004. If rates shifted dramatically, the Company believes it would not be impacted materially. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal control over financial reporting or in other factors during the quarter ended March 26, 2004 that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

The Company’s 2004 Annual Meeting of Shareholders was held January 29, 2004, at which the following actions were taken by a vote of shareholders:

1. The following nominees were elected as Directors by the votes and for the terms as indicated below:

Nominee	For	Withheld	Term Ending
Heinrich Stenger	12,250,702	294,694	2007
William D. Walker	11,760,286	785,110	2007

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

Demand for our digital imaging products was softer than expected in the first half of 2004, particularly following the Radiological Society of North America (RSNA) tradeshow in late November 2003. This show confirmed that Planar was viewed in the industry as a superior brand offered at premium prices, but in a market where the growth is increasingly in the referral segment now being served by many lower-priced competitors. This competitive landscape caused us to lose market share in recent quarters. On February 3, 2004, the Company announced to its customers, and to the marketplace in general, a significant change in its digital imaging marketing strategy. The Company declared a strategy of maintaining its product leadership position while also establishing a price leadership position. As digital imaging technologies have become more readily available, it has become clear that the Company’s previous strategy of maintaining significant price differentiation for what was becoming diminishing product differentiation would not be successful over the long term. The Company believes that moving to a price leadership strategy while we still enjoy the brand equity of the Company’s products in the digital imaging marketplace will allow us to discourage low-cost competitors early in their attempts to establish a position in the marketplace. The Company also believes that a majority of x-ray images are still printed on film, most of which will transition to digital images, expanding the Company’s market opportunities. This new strategy is intended to put us in a favorable position for that transformation. With this new strategy we will place increasing emphasis on alternative distribution channels for which we intend to leverage the established relationships in our commercial business. The failure to execute on these strategic changes could have a material adverse affect on our business, financial condition and results of operations.

As more competitors enter the medical market they could erode the gross margin that we currently enjoy in this business. Our strategy of price leadership could contribute to that decline in gross margin. We must compensate for that with increased volumes leveraging our leading brand recognition. We must maintain adequate investment in product development and marketing to maintain product leadership. Our ability to maintain those levels of investments might be compromised by gross margin pressures. With price leadership there will be changing dynamics in the procurement channels and processes within our customer base. We must track and follow those changing dynamics and develop new channels for distribution while maintaining good relationships with traditional channels.

Our efforts to sell commercial products in the end-user market may not continue to be successful.

The market for commercial products is highly competitive and subject to rapid changes in consumer tastes and demand. Our failure to successfully manage inventory levels or quickly respond to changes in pricing, technology or consumer tastes and demand could result in lower than expected revenue and excess and obsolete inventories of our commercial products which could adversely affect our business, financial condition and results of operations.

Supply and pricing of AMLCD panels has been very volatile and will likely be in the future. This volatility, combined with lead times of eight to twelve weeks, may cause us to pay too much for panels or suffer inadequate product supply.

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

The Commercial segment has seen tremendous growth since we entered the market in fiscal 2001. Revenue from commercial products grew to $97.3 million in fiscal 2003 and $57.2 million through the first six months of fiscal 2004. This revenue could also just as quickly decrease due to competition, alternative products, pricing changes in the market place and potential shortages of products which would adversely affect our revenue levels and our results of operations.

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

Our business is generally characterized by short-term purchase orders. We typically plan our production and inventory levels based on internal forecasts of customer demand which rely in part on nonbinding forecasts provided by our customers. As a result, our backlog generally does not exceed three or four months, which makes forecasting our revenues difficult. Inaccuracies in our forecast as a result of changes in customer demand or otherwise may result in our inability to service customer demand in an acceptable timeframe, our holding excess and obsolete inventory or having unabsorbed manufacturing overhead. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements could have a material adverse effect on our business, financial condition and results of operations. We have experienced such problems in the past and may experience such problems in the future.

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

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our effectiveness in designing new product solutions, including those incorporating new technologies;

•	our ability to anticipate and address the needs of our customers;

•	the quality, performance, reliability, features, ease of use, pricing and diversity of our product solutions;

•	foreign currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our product solutions;

•	the quality of our customer services;

•	the effectiveness of our supply chain management;

•	our ability to identify new vertical markets and develop attractive products for them;

•	the rate at which customers incorporate our product solutions into their own products; and

•	product or technology introductions by our competitors.

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

For most of our products, vendor lead times significantly exceed our customers’ required delivery time causing us to order to forecast rather than order based on actual demand. Competition in the market continues to reduce the period of time customers will wait for product delivery. Ordering based on our forecast exposes the Company to numerous risks including our inability to service customer demand in an acceptable timeframe, holding excess and obsolete inventory or having unabsorbed manufacturing overhead.

We have increased and continue to increase our reliance on Asian manufacturing companies for the manufacture of displays that we sell in all markets that the Company serves. We also rely on certain other contract manufacturing operations in Asia for the manufacture of circuit boards and other components and the manufacture and assembly of certain of our products. We do not have long-term supply contracts with the Asian contract manufacturers on which we rely. If any of these Asian manufacturers were to terminate its arrangements with us or become unable to provide these displays to us on a timely basis, we could be unable to sell our products until alternative manufacturing arrangements could be made. Furthermore, there is no assurance that we would be able to establish replacement manufacturing or assembly arrangements and relationships on acceptable terms, which could have a material adverse effect on our business, financial condition and results of operation.

Our reliance on contract manufacturers involves certain risks, including:

•	lack of control over production capacity and delivery schedules;

•	unanticipated interruptions in transportation and logistics;

•	limited control over quality assurance, manufacturing yields and production costs;

•	risks associated with international commerce, including unexpected changes in legal and regulatory requirements, foreign currency fluctuations and changes in tariffs; and

•	trade policies and political and economic instability.

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

Future results of operations will partly depend on our ability to improve and market our existing products and to successfully develop and market new products. If we are not able to continue to improve and market our existing products, develop and market new products and continue to make technological developments, our products or technology could become obsolete or noncompetitive. New products and markets, by their nature, present significant risks of failure. Even if we are successful in developing new products, they typically result in pressure on gross margins during the initial phases as start-up activities are spread over lower initial sales volumes. We have experienced lower-than-expected yields with respect to new products and processes in the past negatively impacting gross margins. In addition, customer relationships can be negatively impacted due to production problems and late delivery of shipments.

Future operating results will depend to a significant extent on our ability to continue to provide new product solutions that compare favorably on the basis of cost and performance with competitors. Our success in attracting new customers and developing new business depends on various factors, including the following:

•	use of advances in technology;

•	innovative development of products for new markets;

•	efficient and cost-effective services; and

•	timely completion of the design and manufacture of new product solutions.

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

We must continue to provide increasingly rapid product turnaround and to respond to ever-shorter lead times. A variety of conditions, both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. Cancellations, reductions, or delays by a significant customer or by a set of customers could adversely affect our business. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. We may lack sufficient capacity at any given time to meet our customers’ demands if their demands exceed anticipated levels.

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

We must continue to add value to our display solutions.

Traditional display components are subject to increasing competition to the point of commoditization. In addition, advances in core AMLCD technology makes standard displays effective in an increasing breadth of applications. We must add additional value customers are willing to pay for in software and services. These areas have not been a significant part of our business in the past and we may not execute well in the future. Failure to do so could adversely affect our revenue levels and our results of operations.

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

The market price of our common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing market price of our stock has ranged from $10.57 to $26.30. The trading price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

•	variations in our quarterly operating results;

•	public announcements by the Company as to its expectations of future sales and net income;

•	actual or anticipated announcements of technical innovations or new product developments by us or our competitors;

•	changes in analysts’ estimates of our financial performance;

•	general conditions in the electronics industry; and

•	worldwide economic and financial conditions.

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

In the past, we have made, and in the future we may make, acquisitions of and investments in businesses, products and technologies that are intended to complement our business, expand the breadth of our markets, enhance our technical capabilities, or otherwise enhance growth opportunities. If we make future acquisitions, we could issue stock, incur substantial debt, or assume contingent liabilities. Any acquisitions that we undertake, including our acquisitions of DOME imaging systems, inc. and AllBrite Technologies, Inc., could be difficult to integrate, disrupt our business, dilute shareholder value and harm our operating results. Any such acquisitions also involve numerous risks, including the following:

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

The Company furnished a report on Form 8-K on January 5, 2004, in which it reported the issuance of a press release announcing its expectations as to sales and net income per share for the quarter ending December 26, 2003.

The Company furnished a report on Form 8-K on January 14, 2004, in which it reported the issuance of a press release announcing its financial results for the quarter ended December 26, 2003 and its business outlook for fiscal year ending September 24, 2004.

The Company furnished a report on Form 8-K on March 17, 2004, in which it reported the issuance of a press release announcing its expectations as to sales and net income per share for the quarter ending March 26, 2004.

The Company furnished a report on Form 8-K on April 14, 2004, in which it reported the issuance of a press release announcing its financial results for the quarter and six months ended March 26, 2004 and its expectations as to its financial results for the fiscal year ending September 24, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)
DATE: May 10, 2004	/s/ STEVEN J. BUHALY
Steven J. Buhaly Vice President and Chief Financial Officer