Form 10-Q
period 2004-06-25
PLANAR SYSTEMS INC
filed 2004-08-09
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended June 25, 2004

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

Number of shares of common stock outstanding as of July 31, 2004

14,627,184, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	June 25, 2004	June 27 2003	June 25, 2004	June 27, 2003
Sales	$66,663	$62,870	$188,176	$179,717
Cost of sales	51,354	42,869	143,122	123,572

Gross profit	15,309	20,001	45,054	56,145
Operating expenses:
Research and development, net	2,535	3,048	7,812	8,511
Sales and marketing	4,505	4,863	13,229	14,685
General and administrative	3,881	4,399	11,601	13,460
Amortization of intangible assets	668	708	2,084	2,124

Total operating expenses	11,589	13,018	34,726	38,780

Income from operations	3,720	6,983	10,328	17,365
Non-operating income (expense):
Interest, net	(91)	(263)	(433)	(1,084)
Foreign exchange, net	112	(60)	109	(143)
Other, net	42	(4)	(308)	6

Net non-operating income (expense)	63	(327)	(632)	(1,221)

Income before income taxes	3,783	6,656	9,696	16,144
Provision for income taxes	1,130	2,263	3,200	5,490

Net income	$2,653	$4,393	$6,496	$10,654

Basic net income per share	$0.18	$0.31	$0.45	$0.76
Average shares outstanding—basic	14,636	14,053	14,582	13,927
Diluted net income per share	$0.18	$0.30	$0.44	$0.74
Average shares outstanding—diluted	14,785	14,524	14,871	14,451

See accompanying notes to unaudited consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 25, 2004	Sept. 26, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,763	$37,424
Accounts receivable	30,500	37,148
Inventories	48,809	39,255
Other current assets	13,601	11,536

Total current assets	129,673	125,363
Property, plant and equipment, net	18,523	19,898
Goodwill	49,001	49,001
Intangible assets	8,463	10,547
Other assets	7,274	5,027

	$212,934	$209,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,618	$20,076
Accrued compensation	4,287	5,560
Current portion of long-term debt and capital leases	190	12,373
Deferred revenue	1,241	410
Other current liabilities	13,097	13,498

Total current liabilities	45,433	51,917
Long-term debt and capital leases, less current portion	896	3,217
Other long-term liabilities	4,626	3,863

Total liabilities	50,955	58,997
Shareholders’ equity:
Common stock	130,554	126,947
Retained earnings	37,004	30,621
Accumulated other comprehensive loss	(5,579)	(6,729)

Total shareholders’ equity	161,979	150,839

	$212,934	$209,836

See accompanying notes to unaudited consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	June 25, 2004	June 27, 2003
Cash flows from operating activities:
Net income	$6,496	$10,654
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,700	7,623
Deferred taxes	—	(27)
Decrease in accounts receivable	6,678	457
(Increase) decrease in inventories	(9,673)	338
(Increase) decrease in other current assets	(2,298)	426
Increase in accounts payable	6,709	5,417
Increase (decrease) in accrued compensation	(1,218)	1,208
Increase (decrease) in deferred revenue	815	(279)
Increase in other current liabilities	589	3,688

Net cash provided by operating activities	14,798	29,505

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,601)	(1,838)
Increase in other long-term liabilities	—	(156)
(Increase) decrease in long-term assets	(128)	426

Net cash used in investing activities	(4,729)	(1,568)

Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(21,440)	(23,591)
Proceeds from long-term debt	6,936	—
Stock repurchase	(113)	(162)
Net proceeds from issuance of capital stock	3,607	3,652

Net cash used in financing activities	(11,010)	(20,101)

Effect of exchange rate changes	280	2,058

Net increase (decrease) in cash and cash equivalents	(661)	9,894
Cash and cash equivalents at beginning of period	37,424	37,451

Cash and cash equivalents at end of period	$36,763	$47,345

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in such financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 26, 2003.

Note 2 - STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock-based plans under Accounting Principles Board Opinion no. 25, “Accounting for Stock Issued to Employees”.

If the Company accounted for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and net income per share would approximate the pro forma disclosures below:

	3 months ended		9 months ended
	June 25, 2004	June 27, 2003	June. 25, 2004	June 27, 2003
Net income, as reported	$2,653	$4,393	$6,496	$10,654
Less total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(784)	(614)	(2,398)	(2,900)

Pro forma net income	$1,869	$3,779	$4,098	$7,754

Earnings per share:
Basic—as reported	$0.18	$0.31	$0.45	$0.76

Basic—pro forma	$0.13	$0.27	$0.28	$0.56

Diluted—as reported	$0.18	$0.30	$0.44	$0.74

Diluted—pro forma	$0.13	$0.26	$0.27	$0.54

The effects of applying FAS No. 123 in this pro forma disclosure are not indicative of future amounts. FAS No. 123 does not apply to awards prior to January 1, 1995 and additional awards are anticipated in future years.

Note 3 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	June 25, 2004	September 26, 2003
Raw materials	$13,966	$11,308
Work in process	1,820	2,891
Finished goods	33,023	25,056

	$48,809	$39,255

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

	Three Months Ended		Nine Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Research and development expense	2,574	3,423	8,037	10,063
Contract funding	(39)	(375)	(225)	(1,552)

Research and development, net	$2,535	$3,048	$7,812	$8,511

Note 5 - UNUSUAL CHARGES

Unusual charges previously incurred affected the Company’s financial position as follows:

	Accrued Compensation	Other Liabilities
Balance as of September 26, 2003	$896	$1,168
Cash paid out	(896)	(703)

Balance as of June 25, 2004	$—	$465

During the third quarter of fiscal year 2004, the Company paid cash of $116 related to contractual liabilities, severance and lease termination costs. For the first nine months of 2004, payments were $1,599. The remaining amounts are expected to be paid primarily by the end of fiscal year 2004.

Note 6 - INCOME TAXES

The provision for income taxes has been recorded based upon the current estimate of the Company’s annual effective tax rate. This rate differs from the federal statutory rate primarily due to the provision for state income taxes, research credits and the effects of the Company’s foreign tax rates.

Note 7 - NET INCOME PER COMMON SHARE

Basic net income per share was computed using the weighted-average number of shares of common stock outstanding during each period. Diluted net income per share was computed using the weighted-average number of shares of common stock plus dilutive common equivalent shares outstanding during each period. Incremental shares of 149 and 471 for the quarters ended June 25, 2004 and June 27, 2003, respectively, were used in the calculations of diluted net income per share. Incremental shares of 289 and 524, were used in the calculations of diluted net income per share for the nine-month periods ended June 25, 2004 and June 27, 2003, respectively. Potential common-equivalent shares related to stock options excludes 2,234 and 1,668 shares for the three months ended June 25, 2004 and June 27, 2003, respectively, and 1,751 and 1,668 shares for the nine months ended June 25, 2004 and June 27, 2003 respectively. These shares are not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

Note 8 - COMPREHENSIVE INCOME

Comprehensive income was $2,231 and $6,335 for the quarters ended June 25, 2004 and June 27, 2003, respectively. Comprehensive income for the nine-month periods ended June 25, 2004 and June 27, 2003 was $7,646 and $14,433, respectively.

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

	3 months ended		9 months ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net sales to external customers (by segment):
Medical	$20,181	$21,176	$56,895	$67,224
Industrial	13,077	16,173	40,657	50,695
Commercial	33,405	25,521	90,624	61,798

Total sales	$66,663	$62,870	$188,176	$179,717

Operating income (loss):
Medical	$596	$1,775	$894	$6,218
Industrial	2,765	4,703	7,777	11,668
Commercial	359	505	1,657	(521)

Total operating income	$3,720	$6,983	$10,328	$17,365

Note 10 - GUARANTEES

The Company provides a warranty for its products and establishes an allowance at the time of sale adequate to cover costs during the warranty period, which is generally between 12 and 36 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

	3 months ended		9 months ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Balance as of beginning of period	$2,302	$2,955	$2,372	$2,538
Cash paid for warranty repairs	(927)	(825)	(2,607)	(2,448)
Provision for current period sales	953	949	2,519	2,739
Provision for prior period sales	—	—	44	250

Balance as of end of period	$2,328	$3,079	$2,328	$3,079

Note 11 - LONG-TERM DEBT

On December 16, 2003, the Company entered into a $50,000 credit agreement, replacing the Company’s prior credit agreement. The Company had no borrowings outstanding as of June 25, 2004. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt to EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed-charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. The Company was in compliance with these covenants as of June 25, 2004.

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

RESULTS OF OPERATIONS

Overview

Our results for the third quarter exceeded expectations for both sales and net income. Quarterly sales of $66.7 million were up sequentially $8.1 million or 13.7%, due to a strong recovery in our Commercial business and solid growth in the Medical segment. Year-on-year sales for the third quarter increased $3.8 million or 6.0% due to growth in our Commercial business. Net income per diluted share was 18 cents in the third quarter, up from 5 cents in the prior quarter but down from 30 cents compared to the third quarter of 2003. Net income benefited from improved sales this quarter, continued strong earnings in the industrial business and a small change to our expected fiscal 2004 tax rate. The sequential comparison benefited from the unusual expenses and a $0.4 million non-operating charge in the second quarter.

Our Medical business enjoyed the first full-quarter benefit from our new strategic initiative in digital imaging. Our marketing campaign of affordable excellence, launched in the second quarter, took hold in the marketplace and delivered expected results this quarter, including increased volume and penetration through our reseller channel partners. We believe we have gained market share in digital imaging through this strategic shift. While our competitors have not overtly reacted to our moves, they continue to fight aggressively on individual opportunities.

In our Industrial business, we have been redirecting our investment focus away from components and toward fully integrated solutions in chosen markets. We have identified front-office applications in retail establishments as a market opportunity with considerable potential growth. We believe digital technology, catalyzed by flat-panel displays, will increasingly be used to inform and interact with customers in retail establishments. During this third quarter, we closed a deal with our first major customer and shipped initial units for a front-office application in the retail space. This strategy involves selling solutions to retailers, not creating a new retail channel for our products. During the fourth quarter, we will formally launch this product into the marketplace and elaborate on the broader market opportunities.

Our Commercial business enjoyed strong growth and improved diversification across our channel partners during the quarter. Sequential growth in the Commercial segment was particularly strong since the business was impacted in the second quarter by the difficult panel supply conditions that prevailed last fall. Our value proposition and brand continue to resonate with our channel partners and their customers. We are building a strong brand around customer satisfaction that will benefit this segment and the entire company long term. Our success growing sales of our medical products through this channel demonstrates an important synergistic benefit.

Sales

The Company’s sales of $66.7 million in the third quarter of 2004 increased $3.8 million or 6.0% compared to $62.9 million in the third quarter of 2003. The increase in sales was principally due to higher sales of $7.9 million in the Commercial segment, which increased 30.9%. This increase as compared to the third quarter of 2003 was partially offset by decreases of $3.1 million and $1.0 million in the Industrial and Medical segments, which decreased 19.1% and 4.7%, respectively. The increase in the Commercial segment was due to market growth, the introduction of new products, higher volumes sold through a broader distribution network and increased market penetration. The decrease in the Medical segment compared to the third quarter of 2003 was primarily due to decreases in sales in digital imaging and medical monitor product lines, partially offset by higher sales of point-of-care products and components products. The decrease in the Industrial segment was driven by product consolidation across the business.

The Company’s sales of $188.2 million in the first nine months of 2004 increased $8.5 million or 4.7% compared to $179.7 million in the first nine months of 2003. The increase in sales was principally due to higher sales of $28.8 million in the Commercial segment, which increased 46.6%. In the Medical and Industrial segments, revenues decreased $10.3 million and $10.0 million, or 15.4% and 19.8% respectively, in the first nine months of 2004 compared to the first nine months of 2003. The reasons for these increases and decreases were the same as those noted above with respect to the third quarter of 2004.

International sales decreased by 24.9% to $9.5 million in the third quarter of 2004 compared to $12.7 million recorded in the same quarter of the prior year. International sales for the first nine months of 2004 decreased by 21.2% to $29.9 million compared to $37.9 million recorded in the comparable period a year ago. The decreases in international sales in both the three- and nine-month periods were due to decreased sales in the Medical and Industrial segments. As a percentage of total sales, international sales decreased to 14.3% in the third quarter of 2004 as compared to 20.1% in the same quarter for the prior year. For the first nine months of 2004, international sales, as a percentage of total sales, were 15.9% compared to 21.1% in the first nine months of 2003. These decreases in international sales as a percentage of total sales were mainly attributable to the increased sales of Commercial segment products, which are only sold in North America.

Gross Profit

The Company’s gross profit as a percentage of sales decreased to 23.0% in the third quarter of 2004 from 31.8% in the third quarter of 2003. This decrease in gross margin was due to the increased percentage of sales from our Commercial segment relative to a year ago, and the substantially lower gross margins of these products have reduced overall gross margin. For the first nine months of 2004, the Company’s gross margin was 23.9% compared to 31.2% in the same period in the prior year. The gross margin decrease was due in part to the reason noted above as well as due to higher costs incurred in the Medical segment related to the transition of certain products to offshore manufacturers, the shipment of higher-cost inventory built domestically, and price protection costs.

Research and Development

Research and development expenses decreased in the third quarter of 2004 by $513,000 or 16.8% to $2.5 million, compared to $3.0 million in the third quarter of 2003. The decrease was due to lower product development costs and lower personnel costs associated with reductions in variable compensation, offset by lower contract funding and higher spending on research and Quantum Programs compared to the same period in the prior year. Quantum Programs are “intrapreneurial” efforts launched with the intent of developing new potential business opportunities. For the first nine months of 2004, research and development expenses decreased $699,000 or 8.2% to $7.8 million from $8.5 million in the first nine months of the prior year, due to the reasons noted above. As a percentage of sales, research and development expenses decreased to 3.8% in the third quarter of 2004 compared to 4.8% in the same quarter of the prior year. As a percentage of sales, research and development expenses decreased to 4.2% in the first nine months of 2004 compared to 4.7% in the same period of 2003. The change in segment mix drove the decrease in percentage, as research and development spending primarily supports the Medical and Industrial segments and will tend to follow the business level of those segments while the Commercial segment incurs essentially no research and development spending.

Sales and Marketing

Sales and marketing expenses decreased $358,000 or 7.4% to $4.5 million in the third quarter of 2004, compared to $4.9 million in the same quarter of the prior year. Sales and marketing expenses decreased $1.5 million or 9.9% to $13.2 million in the first nine months of 2004, compared to $14.7 million in the same period of the prior year. These decreases were primarily due to lower personnel costs associated with reductions in variable compensation. As a percentage of sales, sales and marketing expenses decreased to 6.8% in the third quarter of 2004 compared to 7.7% in the third quarter of the prior year, and decreased to 7.0% in the first nine months of 2004 compared to 8.2% in the same period of the prior year. The Commercial segment sales and marketing expenses as a percentage of sales is far below that of the other segments. The change in segment mix along with the other items mentioned above drove the decrease as a percentage of sales.

General and Administrative

General and administrative expenses decreased $518,000 or 11.8% to $3.9 million in the third quarter of 2004 from $4.4 million in the same period from the prior year, and decreased $1.9 million or 13.8 % to $11.6 million in the first nine months of 2004 from $13.5 million in the same period of the prior year, primarily due to lower personnel costs associated with reductions in variable compensation. As a percentage of sales, general and administrative expenses decreased to 5.8% in the third quarter of 2004 from 7.0% in the same period from the prior year. For the first nine months of 2004, general and administrative expenses, as a percentage of sales, decreased to 6.2% from 7.5% for the same period of the prior year, primarily due to the reasons noted above.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets decreased slightly to $668,000 in the third quarter of 2004 from $708,000 in the same period of 2003. The amortization of intangible assets was relatively unchanged at $2.1 million for the first nine months of both 2004 and 2003.

Total Operating Expenses

Total operating expenses decreased $1.4 million or 11.0% to $11.6 million in the third quarter of 2004 from $13.0 million in the same period a year ago, and decreased $4.1 million or 10.5% to $34.7 million in the first nine months of 2004 from $38.8 million in the same period of the prior year. These decreases were primarily due to lower personnel costs associated with reductions in variable compensation which were not paid in the current periods but were paid in the prior year. As a percentage of sales, operating expenses decreased to 17.4% in the third quarter of 2004 from 20.7% in the same quarter of the prior year, and decreased to 18.5% in the first nine months of 2004 from 21.6% in the same period of the prior year due to the reasons noted above.

Non–operating Income and Expense

Non–operating income and expense includes interest income on investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. In the third quarter of 2004 net interest expense decreased to $91,000 from $263,000 in the third quarter of the prior year. Net interest expense for the first nine months of 2004 decreased to $433,000 from $1.1 million in 2003. Net interest expense decreased due to lower interest expense on decreased borrowings, compared to the same periods in the prior year. During the second quarter, we reduced the carrying value of our investment in a publicly traded Taiwanese company, Topvision Technology, from $1.5 million to $1.2 million due to a sustained decline in that company’s market value that was determined to be other than temporary. The Company may incur additional charges in the future if that company’s market value continues to decline. The reduction was reflected as a $378,000 charge in other non-operating expense during the second quarter of 2004.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a gain of $112,000 in the third quarter of 2004, compared to a loss of $60,000 in the third quarter of 2003. In the first nine months of 2004, foreign currency gains and losses amounted to a gain of $109,000, compared to a loss of $143,000 in the same period of the prior year.

The Company currently realizes less than one-fifth of its revenue outside the United States and expects this to continue in the future. Additionally, the functional currency of the Company’s foreign subsidiary is the Euro, which must be translated to U.S. Dollars for consolidation. The Company hedges its Euro exposure with foreign-exchange forward contracts. The Company believes that hedging mitigates the risks associated with foreign currency fluctuations.

Provision for Income Taxes

The Company’s effective tax rate for the quarter ended June 25, 2004 was approximately 30.0%. The effective tax rate for the nine months ended June 25, 2004 was 33.0%. The effective tax rate for fiscal 2004 is expected to be 33.0%. The effective tax rate was 34.0% for the quarter and the nine months ended June 27, 2003. The differences between the effective tax rate and the federal statutory rate were due to state income taxes, permanent differences, research credits and the effects of the Company’s foreign tax rates.

Net Income

In the third quarter of fiscal 2004, net income was $2.7 million or $0.18 per diluted share. In the same quarter of the prior year, net income was $4.4 million or $0.30 per diluted share. For the first nine months of fiscal 2004, net income was $6.5 million or $0.44 per diluted share compared to $10.7 million or $0.74 per diluted share in the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $14.8 million in the first nine months of 2004 and was $29.5 million in the first nine months of 2003. The net cash provided by operations in the first nine months of 2004 primarily related to net income, depreciation and amortization, a decrease in accounts receivable and an increase in accounts payable, which were offset by increases in inventories and other current assets and a decrease in accrued compensation.

Working capital increased $10.8 million to $84.2 million at June 25, 2004 from $73.4 million at September 26, 2003. Total current assets increased $4.3 million in the first nine months of fiscal 2004. Cash and cash equivalents decreased $661,000 due to repayments of long-term debt offset by net income, depreciation and amortization, and other changes in working capital. Accounts receivable decreased $6.6 million due to improved collection efforts and the timing of sales. Inventories increased $9.6 million primarily due to investments in Commercial segment inventory required to sustain expected revenue performance. Total current liabilities decreased $6.5 million. The current portion of long-term debt decreased $12.2 million due to the payment of long-term debt. Accounts payable increased $6.5 million, primarily due to increased inventory balances.

Cash of $4.6 million was used to purchase plant, property and equipment during the first nine months of 2004. These capital expenditures primarily related to new software applications that enable efficiency improvements and support the Company’s growth.

In December 2003, the Company entered into a $50.0 million credit agreement, replacing the Company’s prior credit agreement. The Company had no borrowings as of June 25, 2004. The agreement expires December 1, 2008, and is secured by substantially all assets of the Company. Total unused and available borrowing capacity under the credit agreement as of June 25, 2004 was $50.0 million. The interest rate can fluctuate quarterly based upon the actual funded-debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed-charge ratio, minimum EBITDA, minimum net worth and a funded–debt-to-EBITDA ratio. Borrowings outstanding under certain equipment financing loans were $0.0 and $2.6 million as of June 25,

2004 and September 26, 2003, respectively. The Company also has a capital lease for the leasehold improvements in its corporate offices. The total minimum lease payments are $1.2 million, which are payable over five years. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capacity will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and short- and long-term debt obligations. The Company mitigates its risk by diversifying its investments among high-credit-quality securities in accordance with the Company’s investment policy.

The Company believes that its net income and cash flow exposure relating to rate changes for short- and long-term debt obligations are not material. The Company primarily enters into debt obligations to support acquisitions, capital expenditures and working capital needs. The company does not hedge any interest rate exposures.

Interest expense is affected by the general level of U.S. interest rates and/or LIBOR rates. Increases in interest expense resulting from an increase in interest rates would be at least partially offset by a corresponding increase in interest earned on the Company’s investments.

The Euro is the functional currency of the Company’s subsidiary in Finland. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained open contracts of approximately $15.7 million as of June 25, 2004. If rates shift dramatically, the Company believes it would not be impacted materially. In addition, the Company maintains cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal control over financial reporting or in other factors during the quarter ended June 25, 2004 that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On February 3, 2004, the Company announced to its customers, and to the marketplace in general, a significant change in its digital imaging marketing strategy. The Company declared a strategy of maintaining its product leadership position while also establishing a price leadership position. As digital imaging technologies have become more readily available, it has become clear that the Company’s previous strategy of maintaining significant price differentiation for what was becoming decreasing product differentiation would not be successful over the long term. The Company believes that moving to a price leadership strategy, while preserving the brand equity of the Company’s products in the digital imaging marketplace, allows us to discourage low-cost competitors in their attempts to establish market position.

The Company also believes that a majority of x-ray images are still printed on film, most of which will transition to digital images, expanding the Company’s market opportunities. Our strategy is intended to put us in a favorable position for that transformation. With this strategy we are placing increased emphasis on alternative distribution channels for which we intend to leverage the established relationships created by our commercial business. Failure to execute on these strategic changes could have a material adverse affect on our business, financial condition and results of operations.

As more competitors enter the medical market they could erode the gross margin that we currently enjoy in this business. Our strategy of price leadership could contribute to that decline in gross margin. We must compensate for that with increased volumes leveraging our leading brand equity. We must maintain adequate investment in product development and marketing to maintain product leadership. Our ability to maintain those levels of investments might be compromised by gross margin pressures. With price leadership there will be changing dynamics in the procurement channels and processes within our customer base. We must track and follow those changing dynamics and develop new channels for distribution while maintaining good relationships with traditional channels. Customers expect delivery times to be short, and accordingly, we carry very little backlog. Due to both this and the project nature of many sales, our visibility is poor.

Our efforts to sell commercial products in the end-user market may not continue to be successful.

The market for commercial products is highly competitive and subject to rapid changes in consumer tastes and demand. Our failure to successfully manage inventory levels or quickly respond to changes in pricing, technology or consumer tastes and demand could result in lower than expected revenue, lower gross margin and excess and obsolete inventories of our commercial products which could adversely affect our business, financial condition and results of operations.

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

The Commercial segment has seen tremendous growth since we entered the market in fiscal 2001. Revenue from commercial products grew to $97.3 million in fiscal 2003 and $90.6 million through the first nine months of fiscal 2004. This revenue could also quickly decrease due to competition, alternative products, pricing changes in the market place and potential shortages of products which would adversely affect our revenue levels and our results of operations.

Shortages of components and materials may delay or reduce our sales and increase our costs.

Inability to obtain sufficient quantities of components and other materials necessary to produce our displays could result in reduced or delayed sales. Many of our products, including those of our Commercial segment, operate with little backlog, and therefore, supply issues could adversely impact our operating results. We obtain much of the material we use in the manufacture of our displays from a limited number of suppliers, and we do not have long-term supply contracts with any of them. For some of this material we do not have a guaranteed alternative source of supply. As a result, we are subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. Our customers also may encounter difficulties or increased costs in obtaining from others the materials necessary to produce their products into which our displays are incorporated.

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

We have increased and are continuing to increase our reliance on Asian manufacturing companies for the manufacture of displays that we sell in all markets that the Company serves. We also rely on certain other contract manufacturing operations in Asia circuit boards and other components and the manufacture and assembly of certain of our products. We do not have long-term supply contracts with the Asian contract manufacturers on which we rely. If any of these Asian manufacturers were to terminate its arrangements with us or become unable to provide these displays to us on a timely basis, we could be unable to sell our products until alternative manufacturing arrangements are made. Furthermore, there is no assurance that we would be able to establish replacement manufacturing or assembly arrangements and relationships on acceptable terms, which could have a material adverse effect on our business, financial condition and results of operation.

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

Some of the Asian contract manufacturers with which we do business are located in Taiwan. Taiwan has experienced several earthquakes which resulted in many Taiwanese companies experiencing related business interruptions. Our business could suffer significantly if the operations of vendors there or elsewhere were disrupted for extended periods of time.

We face intense competition.

The market for display products is highly competitive, and we expect this to continue and even intensify. We believe that over time this competition will have the effect of reducing average selling prices of our products. Certain of our competitors have substantially greater name recognition and financial, technical, marketing and other resources than we do. There is no assurance that our competitors will not succeed in developing or marketing products that would render our products obsolete or noncompetitive. To the extent we are unable to compete effectively against our competitors, whether due to such practices or otherwise, our business, financial condition and results of operations would be materially adversely affected.

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our effectiveness in designing new product solutions, including those incorporating new technologies;

•	our ability to anticipate and address the needs of our customers;

•	the quality, performance, reliability, features, ease of use, pricing and diversity of our product solutions;

•	foreign currency fluctuations, which may cause competitors’ products to be priced significantly lower than our product solutions;

•	the quality of our customer services;

•	the effectiveness of our supply chain management;

•	our ability to identify new vertical markets and develop attractive products for them;

•	our ability to develop and maintain effective sales channels;

•	the rate at which customers incorporate our product solutions into their own products; and

•	product or technology introductions by our competitors.

Our continued success depends on the development of new products and technologies.

Future results of operations will partly depend on our ability to improve and market our existing products and to successfully develop and market new products. Failing this, our products or technology could become obsolete or noncompetitive. New products and markets, by their nature, present significant risks and even if we are successful in developing new products, they typically result in pressure on gross margins during the initial phases as start-up activities are spread over lower initial sales volumes. We have experienced lower-than-expected yields with respect to new products and processes in the past negatively impacting gross margins. In addition, customer relationships can be negatively impacted due to production problems and late delivery of shipments.

Future operating results will depend on our ability to continue to provide new product solutions that compare favorably on the basis of cost and performance with competitors. Our success in attracting new customers and developing new business depends on various factors, including the following:

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

Our manufacturing, sales and distribution operations in Europe and Asia create a number of logistic and communications challenges. Our international operations also expose us to various economic, political and other risks, including the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	employee turnover or labor unrest;

•	lack of developed infrastructure;

•	difficulties protecting intellectual property;

•	risks associated with further outbreaks of severe acute respiratory syndrome (SARS);

•	the burdens and costs of compliance with a variety of foreign laws; and

•	political or economic instability in certain parts of the world.

Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, limitations on imports or exports, or the expropriation of private enterprises also could have a materially adverse effect. Any actions by our host countries to curtail or reverse policies that encourage foreign investment or foreign trade also could adversely affect our operating results. In addition, U.S. trade policies, such as “most favored nation” status and trade preferences for certain Asian nations, could affect the attractiveness of our services to our U.S. customers.

Variability of customer requirements may adversely affect our operating results.

We must continue to provide increasingly rapid product turnaround and respond to ever-shorter lead times. A variety of conditions, both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. These actions by a significant customer or by a set of customers could adversely affect our business. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. We may lack sufficient capacity at any given time to meet our customers’ demands.

Our operating results have significant fluctuations.

In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic quarterly fluctuations in our results of operations. These factors include the following:

•	the timing of orders;

•	the volume of orders relative to our capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the lifecycles of customers’ products;

•	changes in cost and availability of labor and components;

•	product mix;

•	pricing and availability of competitive products and services; and

•	changes or anticipated changes in economic conditions.

Accordingly, the results of any past periods should not be relied upon as an indication of our future performance. It is likely that, in some future period, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may decrease.

We must continue to add value to our display solutions.

Traditional display components are subject to increasing competition to the point of commodification. In addition, advances in core AMLCD technology makes standard displays effective in an increasing breadth of applications. We must add additional value to our products in software and services for which customers are willing to pay. These areas have not been a significant part of our business in the past and we may not execute well in the future. Failure to do so could adversely affect our revenue levels and our results of operations.

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

The expansion and diversification of our product and customer base may result in increases in our overhead and selling expenses. We also may be required to increase staffing and other expenses in order to meet the anticipated demand of our customers. Any increase in expenditures in anticipation of future orders that do not materialize would adversely affect our profitability. Customers also may require rapid increases in design and production services that excessively burden our resources.

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

We believe that our continued success partly depends on protecting our proprietary technology. We rely on a combination of patent, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. We seek to protect our technology under trade secret laws, which afford only limited protection. We face risks associated with our intellectual property, including the following:

•	pending patent applications may not be issued;

•	intellectual property laws may not protect our intellectual property rights;

•	others may challenge, invalidate, or circumvent any patent issued to us;

•	rights granted under patents issued to us may not provide competitive advantages to us;

•	unauthorized parties may attempt to obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights; and

•	others may independently develop similar technology or design around any patents issued to us.

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

The market price of our common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing price of our stock has ranged from $11.33 to $26.30. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

•	variations in our operating results;

•	public announcements by the Company as to its expectations of future sales and net income;

•	actual or anticipated announcements of technical innovations or new product developments by us or our competitors;

•	changes in analysts’ estimates of our financial performance;

•	general conditions in the electronics industry; and

•	worldwide economic and financial conditions.

In addition, the public stock markets have experienced extreme price and volume fluctuations that have particularly affected the market prices for many technology companies and that often have been unrelated to the operating performance of these companies. These broad market fluctuations and other factors may adversely affect the market price of our common stock.

We must finance the growth of our business and the development of new products.

To remain competitive, we may continue to make significant investments in research and development. Some of these projects can result in significant expenditures for materials, labor and overhead, and there are no guarantees that these new technologies or products will result in future sales, which would materially adversely affect our operating results. As a result of the increase in operating expenses related to these development expenditures, our failure to increase sufficiently our net sales to offset these increased costs would adversely affect our operating results.

From time to time, we may seek additional equity or debt financing to provide for acquisitions or working capital. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired, and our operating results may be impacted. Debt financing increases expenses and must be repaid regardless of operating results. Debt financing is often subject to financial covenants such as fixed-charge ratio, minimum EBITDA, minimum net worth, and funded debt to EBITDA ratio. As these financial ratios change, they could impact the interest rates on the related debt and failure to meet required financial covenants could cause lenders to demand early repayment of debt with negative consequences for the Company. Equity financing could result in dilution to existing shareholders.

We may pursue acquisitions and investments that could adversely affect our business.

In the past, we have made, and in the future we may make, acquisitions of and investments in businesses, products and technologies that are intended to complement our business, expand the breadth of our markets, enhance our technical capabilities, or otherwise enhance growth opportunities. If we make future acquisitions, we could issue stock, incur substantial debt, or assume contingent liabilities. Any acquisitions that we undertake, including our acquisitions of DOME imaging systems, inc. and AllBrite Technologies, Inc., could be difficult to integrate, disrupt our business, dilute shareholder value and harm our operating results. Any such acquisitions also involve numerous risks, including the following:

•	problems assimilating the purchased operations, technologies, or products;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from core or existing businesses;

•	adverse effects on or loss of existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have little or no prior experience; and

•	potential loss of key employees of purchased organizations.

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

Our business is generally characterized by short-term purchase orders. We typically plan our production and inventory levels based on internal forecasts of customer demand which rely in part on nonbinding forecasts provided by our customers. As a result, our backlog generally does not exceed three months, which makes forecasting our sales difficult. Inaccuracies in our forecast as a result of changes in customer demand or otherwise may result in our inability to service customer demand in an acceptable timeframe, our holding excess and obsolete inventory or having unabsorbed manufacturing overhead. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements could have a material adverse effect on our business, financial condition and results of operations. We have experienced such problems in the past and may experience such problems in the future.

We must maintain satisfactory manufacturing yields and capacity.

An inability to maintain sufficient levels of productivity or to satisfy delivery schedules at our manufacturing facilities would adversely affect our operating results. The design and manufacture of our EL displays involves highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. At times we have experienced lower-than-anticipated manufacturing yields and lengthened delivery schedules and may experience such problems in the future, particularly with respect to new products or technologies. Any such problems could have a material adverse effect on our business, financial condition and results of operations.

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

The Company furnished a report on Form 8-K on July 14, 2004, in which it reported the issuance of a press release announcing its financial results for the quarter and nine months ended June 25, 2004 and its expectations as to its financial results for the quarter and fiscal year ending September 24, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: August 9, 2004	/s/ STEVEN J. BUHALY
Steven J. Buhaly Vice President and Chief Financial Officer