Form 10-K
period 2004-09-24
PLANAR SYSTEMS INC
filed 2004-12-08
CIK 722392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 24, 2004 or

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

The aggregate market value of voting Common Stock of the registrant at March 26, 2004 was approximately $191,087,970.

Number of shares of Common Stock outstanding at December 3, 2004: 14,666,638.

Documents Incorporated By Reference

Document	Part of Form 10-K Into Which Documents are Incorporated
Portions of Proxy Statement for 2005 Annual Meeting of Shareholders	Parts II and III

Part I

BUSINESS

Item 1.    General

Planar Systems, Inc. is a provider of flat-panel display solutions for customers in medical, industrial, commercial and retailing markets. Products include several flat-panel display technologies and range from stand-alone solutions consisting of a display, computer hardware and software, to display components sold to manufacturers for incorporation into their products. The Company has a global reach with sales offices in North America, Europe and Asia.

The electronic display industry is driven by people the world over demanding products that help them connect with information. The proliferation of networked devices is likely to increase demand for these connections, driving demand for flat-panel display solutions far into the future.

Planar is organized around three business segments—Medical, Industrial and Commercial.

Business Units and Markets

Medical

Currently the driving force of demand in this market is for digital imaging systems for radiology, followed by display and computing solutions for use within hospitals at the point of care. In a 2004 survey of hospital administrators, digital imaging topped the list of areas targeted for capital expenditures in the next five years, followed by systems that enable electronic patient record-keeping at the point of care. Planar’s display solutions consist of displays and hardware suitable for the healthcare environment, plus necessary software to run the displays. Beyond those two product classes, Planar provides display components to medical OEM’s for incorporation into a wide range of diagnostic and therapeutic equipment. The Company’s long-term strategy in this market is to identify display-based needs in the healthcare environment and deploy superior industry knowledge and product engineering to provide targeted solutions.

Industrial

Product offerings from this business unit consist of liquid-crystal display (LCD) and electroluminescent (EL) display technology and modules sold to OEMs for integration into various systems, as well as value-added display solutions consisting of various display technologies, computer hardware and software. Planar adds value through engineering expertise, designing specialized displays to meet the specific needs of customers with such attributes as temperature tolerance, sunlight readability, custom form factors and reliability. Overall economic activity tends to be the primary driver in industrial markets, and the ongoing need for people to connect with information in diverse environments contributes to the demand for specialized, rugged displays will continue.

Planar’s activities in the retailing market are also included in the Industrial segment. The Company develops display solutions for unmet needs in the modern retail environment, where digital technology has revolutionized back-office operations but has yet to evolve into front-office solutions that directly serve customers. The Company’s offerings are aimed at the needs of consumers seeking product information, as well as retailers and product manufacturers who seek to reliably deliver such information at the point of purchase.

Commercial

LCD desktop monitors and plasma and LCD televisions comprise the product offerings in the Company’s commercial business unit. The predicted slowing of growth in the desktop monitor market is being reflected in this business unit as efforts are shifted from top-line growth to bottom-line profit. The majority of products are sold to business buyers, with increasing consumer sales resulting from additional channel partners and branding efforts. The Company’s strategy going forward will be to protect hard-won market share while improving profitability.

Research and Product Development

Planar makes investments in targeted research, development and product development activities. Research and development expenses are primarily related to the commercialization of display technologies, new system architectures and fundamental process improvements. Product development expenses are directly related to the design, prototyping and release-to-production of new products. Expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses and other costs associated with the Company’s ongoing efforts to develop new products, processes and enhancements. The company spent $11.1 million, $13.5 million, and $15.1 million on research, development and product engineering for the fiscal years 2004, 2003 and 2002, respectively. These expenses were partially offset by contract funding from both government agencies and private sector companies of $0.3 million, $2.3 million, and $2.2 million in fiscal years 2004, 2003 and 2002, respectively.

Intellectual Property

The company holds a number of patents, trade secrets, trademarks, copyrights and other elements of intellectual property, and uses nondisclosure agreements and other measures to protect its proprietary rights. However, the Company’s operations are not reliant on these items. A primary success factor in our markets is developing in-depth familiarity with the needs of the end users of our products. The continual product development, exclusive product features and technical expertise that result from this knowledge drive the results of our products in the marketplace. Increasingly, the Company’s competitive advantage is characterized by operational systems and knowledge, outside of the traditional intellectual property definitions.

Branding, Marketing and Sales

Efforts to raise market awareness and competitive advantage from the Planar brand are continuous. Marketing efforts focus on uncovering prospects and communicating the attributes foremost in the minds of purchasing decision-makers. This approach is intended to ensure the highest possible return on investment for our marketing expense.

The Company employs a worldwide sales force selling through direct and reseller channels. Sales offices were expanded in Germany and opened in China during fiscal 2004 to extend global reach. Planar’s vertically-integrated Medical segment sales team is headquartered in Waltham, Massachusetts, with additional sales and marketing staff stationed in Oregon, Germany and China. The Company’s Industrial segment manages sales and operations from its Oregon headquarters, with additional staff in Finland also managing a network of independent sales representatives and distributors for certain European markets. The Company’s Commercial segment is run from its Oregon headquarters office.

Products sold to Dell comprised 19% of total consolidated sales in each of fiscal 2004, 2003 and 2002. Products sold to CDW comprised 12% of total consolidated sales in fiscal 2004.

Backlog

The Company believes the backlog metric is of limited utility in predicting future sales because its Commercial segment and a growing portion of its Medical segment operate on a ship-to-order basis with very little backlog.

As of September 24, 2004 and September 26, 2003, the Company’s backlog of domestic and international orders was approximately $48.3 million and $43.2 million, respectively. As of September 24, 2004, the Company included all accepted contracts or purchase orders in its backlog. Backlog includes orders of approximately $13.5 million related to end-of-life products which are scheduled to ship over the next several years. Variations in the magnitude and duration of contracts and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

Manufacturing and Raw Materials

Planar Systems, Inc. contracts with offshore partners for its manufacturing and assembly capacity, with the exception of an EL manufacturing facility in Finland and an assembly operation in Beaverton. The company believes that its effective management of these partners and its global supply chain is an important competency and competitive advantage.

Quality and reliability are emphasized in the design, manufacture and assembly of all the Company’s products. All of Planar’s facilities have active operator training/certification programs and regularly use advanced statistical process control techniques. The Company’s products undergo thorough quality inspection and testing throughout the manufacturing process. All of the Company’s operating units have received and maintain their ISO9001 certification. This certification requires that a company meet a set of criteria established by an independent, international quality organization that measures the quality of systems, procedures and implementation in manufacturing, marketing and development of products and services.

The Company’s EL manufacturing facility in Finland produces a wide range of display types and sizes. Manufacturing operations consist of the procurement and inspection of components, manufacture of EL displays, final assembly of some components and extensive testing of finished products.

The Company currently procures from outside suppliers all of its raw materials, including glass substrates, driver integrated circuits, electronic circuit assemblies, power supplies and high-density interconnects. A significant raw-material supply risk to the Company’s operations is LCD panel glass. The Company strives to buy this material from multiple partners and forecast demand as accurately as possible to effectively manage this risk and ensure supply of these components.

Competition

Holding a strong competitive position in the market for flat-panel displays requires maintaining a diverse product portfolio addressing opportunities at all stages of the product life cycle. In such a highly competitive market, average selling prices are likely to continue to decrease over time as products gain market acceptance, volumes increase, and more competitors enter the market. In these situations, the Company strives to maintain operating margins by increasing unit volumes, increasing value-added contributions to each unit, providing additional value to its customers through system integration and services, reducing material costs and managing expenses in a fiscally disciplined manner. To drive success at the other end of the product life cycle, the company maintains a customer-centric focus to guide targeted research, development and product engineering efforts to meet the needs of end users, leading to profitable growth.

In addition to the product portfolio, the Company competes with other display manufacturers based upon commercial availability, price, visual performance (e.g., brightness, color capabilities, contrast and viewing angle), size, design flexibility, power usage, durability, ruggedness and customer service. The Company believes its total-quality program, wide range of product offerings, flexibility, responsiveness, technical support and customer satisfaction programs are important to its competitive position.

The Company’s direct competitors are numerous and diverse. For products based on EL technology, Planar competes mainly with Sharp Electronics Corporation. In display systems including LCD components sourced from manufacturers, Planar’s value-added products compete against those of Barco, Totoku, NDS and others in the medical market; and NEC-Mitsubishi, Viewsonic, Dell and others in the commercial market. In the industrial market, the Company sometimes competes against the internal engineering functions of some of its OEM customers. In addition, other industrial display systems specialists include Global Display Solutions, Three-Five Systems, White Electronic Designs Corporation and a variety of small, highly specialized producers.

Employees

Human capital is considered to be a key element for success by the Company. Planar’s future success will depend largely on its ability to continue to attract, retain and motivate highly skilled and qualified personnel. The company’s philosophy is to focus employee recruiting and retention efforts on those from the top quartile of their professions, believing that top pay for top performance is a very good investment.

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

As of September 24, 2004, the Company had 433 employees worldwide; 262 in the United States and 171 in Europe. Of these, 71 were engaged in marketing and sales, 55 in research and product development, 62 in finance and administration, and 245 in manufacturing and manufacturing support.

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

The Company’s Lake Mills, Wisconsin, facility, formerly the site of the Company’s passive-matrix LCD manufacturing operation, includes a 70,000 square-foot facility with approximately 7,500 square feet of cleanroom. This property has been listed for sale.

In April 2002, the Company acquired DOME imaging systems, inc. located in Waltham, Massachusetts. The Company has retained a lease on approximately 31,000 square feet, formerly leased by DOME, which is used for sales and administration office space, design engineering and associated lab and research and development activities and quality testing.

The Company has field sales offices in key U.S. metropolitan areas and four sales offices in Europe and Asia. The offices are located in the Boston, Portland, Helsinki, Munich, Paris and Shanghai metropolitan areas. Lease commitments for most of these facilities are typically six to twelve months. None of these sales offices has significant leasehold improvements nor are any planned.

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

	High	Low
Fiscal 2003
First Quarter	$21.73	$12.21
Second Quarter	21.47	12.59
Third Quarter	20.74	10.57
Fourth Quarter	24.49	18.68

Fiscal 2004
First Quarter	$26.30	$21.27
Second Quarter	25.85	12.69
Third Quarter	14.25	11.33
Fourth Quarter	14.14	11.05

As of September 24, 2004, there were approximately 118 shareholders of record.

The Company currently intends to retain its earnings to support operations and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

The information set forth under the caption “Executive Compensation—Equity Compensation Plan Information” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 3, 2005, is incorporated by reference into this Report.

Item 6.    Selected Financial Data

	Fiscal year
	2004	2003	2002	2001	2000
	(Dollars in thousands except per share amounts)
Operations:
Sales	$256,196	$251,927	$205,929	$207,952	$174,551
Gross profit	59,365	76,340	60,330	64,828	40,659
Income (loss) from operations	12,804	25,062	(3,379)	22,571	(2,160)
Net income (loss)	9,278	15,202	(3,062)	14,537	543
Diluted net income (loss) per share	$0.62	$1.04	$(0.24)	$1.13	$0.05

Balance Sheet:
Working capital	$90,620	$73,446	$76,433	$59,286	$50,296
Assets	206,424	209,836	206,471	136,200	128,175
Long-term liabilities	7,223	7,080	46,943	13,392	15,486
Shareholders’ equity	165,528	150,839	124,359	96,089	73,268

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

Revenue Recognition.    The Company’s policy is to recognize revenue for product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. Some distributor agreements allow for potential return of products and pre-established contractual obligations for price protection under certain conditions within limited time periods. Such return rights are generally limited to contractually defined short-term stock rotation. The Company estimates sales returns and price adjustments based upon historical experience and other qualitative factors. The Company estimates expected sales returns and price adjustments and records the amounts as a reduction of revenue at the later of the time of shipment or when the pricing decision is made. Each period, price protection is estimated based upon pricing decisions made and information received from customers as to the amount of inventory they are holding. The Company’s policies comply with the guidance provided by Staff Accounting Bulletin No. 104, Revenue Recognition, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of uncollectibility is minimal.

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

The Company also records an allowance for all customers based on certain other factors including the length of time the receivables are past due, the amount outstanding, and historical collection experience with customers. The Company believes its reported allowances are adequate. However, if the financial condition of those customers were to deteriorate, resulting in their inability to make payments, the Company may need to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such determination was made.

Inventory.    The Company is exposed to a number of economic and industry factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage, or subject to lower of cost or market issues. These factors include, but are not limited to, technological changes in the Company’s markets, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, new product introductions, product phase-outs and the availability of key components from the Company’s suppliers. The Company’s policy is to reduce the value of inventory when conditions exist that suggest that its inventory may be in excess of anticipated demand or is obsolete based upon its assumptions about future demand for its products and market conditions. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the Company’s adjustments are intended to reduce the carrying value of its inventory to its net realizable value. If actual demand for the Company’s products deteriorates or market conditions become less favorable than those that the Company projects, additional inventory adjustments may be required.

Product Warranties.    The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance over a specified period of time, generally between 12 and 36 months, at no cost to the Company’s customers. The Company’s policy is to establish warranty reserves at levels that represent its estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. The Company believes that its recorded liabilities are adequate to cover its future cost of materials, labor and overhead for the servicing of its products. If there is an actual product failure, or material or service delivery costs differ from the Company’s estimates, its warranty liability would need to be revised accordingly.

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

As required by these rules, the Company performs an impairment review of goodwill annually, or earlier if indicators of potential impairment exist. This annual impairment review was completed during the second quarter of fiscal year 2004, and no impairment was found. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the relevant segments as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses become unfavorable, revenue and cost forecasts may not be achieved and the Company may incur charges for impairment of goodwill.

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

Income Taxes.    The Company records a valuation allowance when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company assesses the need for a valuation allowance based upon its estimate of future taxable income covering a relatively short time horizon given the volatility in the markets the Company serves and its historic operating results. Tax planning strategies to use the Company’s recorded deferred tax assets are also considered. If the Company is able to realize the deferred tax assets in an amount in excess of its reported net amounts, an adjustment to decrease the valuation allowance associated with deferred tax assets would increase earnings in the period such a determination was made. Similarly, if the Company should determine that its net deferred tax assets may not be realized to the extent reported, an adjustment to increase the valuation allowance associated with the deferred tax assets would be charged to income in the period such a determination was made.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of sales of certain items in the Consolidated Financial Statements of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Fiscal Years Ended
	Sept. 24, 2004	Sept. 26, 2003	Sept. 27, 2002
Sales	100.0%	100.0%	100.0%
Cost of sales	76.8	69.7	70.7

Gross profit	23.2	30.3	29.3
Operating expenses:
Research and development, net	4.2	4.4	6.3
Sales and marketing	7.1	7.8	7.4
General and administrative	6.1	6.8	6.6
Amortization of intangibles	1.0	1.2	0.5
Impairment, restructuring and in-process research and development charges	(0.2)	0.2	10.1

Total operating expenses	18.2	20.4	30.9

Income (loss) from operations	5.0	9.9	(1.6)
Non-operating income (expense):
Interest, net	(0.2)	(0.5)	(0.7)
Foreign exchange, net	—	—	(0.1)
Other, net	0.2	—	—

Net non-operating income (expense)	—	(0.5)	(0.8)

Income (loss) before income taxes	5.0	9.4	(2.4)
Provision (benefit) for income taxes	1.4	3.4	(0.9)

Net income (loss)	3.6%	6.0%	(1.5)%

Overview

Our results for fiscal 2004 were below our original expectations. Sales of $256.2 million were up sequentially $4.3 million or 1.7% due to strong growth in our Commercial business offset by declines in our Industrial and Medical businesses. Net income per diluted share was $0.62 in fiscal 2004 down from $1.04 in the prior year. Net income suffered from the higher-than-expected costs in the Medical segment associated with the offshore transfer of digital imaging production, a strategy shift for our digital imaging products and weak profitability in our Commercial segment. We also took a $0.6 million non-operating charge this year to reduce the carrying value of an equity investment. Fiscal 2004 benefited from a change in our expected tax rate and a non-operating gain of $1.0 million on sale of an investment.

Our Medical business went through a significant strategic change this year. In the first quarter demand for digital imaging products was softer than expected. Early in the second quarter, the Company declared a strategy of maintaining its product leadership position while also establishing a price leadership position. We also increased our emphasis on alternative distribution channels, leveraging existing relationships in our Commercial business. These strategic changes showed positive results in the second half of the year. Part of the gains in the latter half of the year were offset by weaknesses in our point-of-care business.

In our Industrial business we have been redirecting our investment focus away from components toward fully integrated solutions in chosen markets. We have identified front-office applications in retail establishments as a market opportunity with considerable potential growth. We believe digital technology, catalyzed by flat-panel displays, will increasingly be used to inform and interact with customers in retail establishments.

Our Commercial business enjoyed strong growth and improved diversification of distribution partners during the year. In the first half of the year the business was significantly impacted by difficult panel supply conditions. In the second half of the year, panel supplies shifted rapidly from scarcity to surplus and we took in more inventory than needed. During the fourth quarter, there was a sharp drop in retail prices which resulted in sales at below-target margins. Our value proposition and brand continue to resonate with our channel partners and their customers. We are building a strong brand around customer satisfaction that will benefit this segment and the entire company over the long term. Our success growing sales of our medical products through this channel demonstrates an important synergistic benefit.

Turning back to Planar as a whole and looking forward, fiscal 2005 is expected to be a year of investments to create profitable growth. We intend to make additional sales and marketing investments over the coming quarters in Europe and China. We have deployed one of our senior executives to drive growth in Europe, hired new sales and marketing professionals in Germany and have established a stronger presence in China. We believe we can achieve significant market share gains through targeted investments in these markets. As mentioned above, we are pursuing opportunities in front-office retail applications. Our strategy is to serve these emerging applications by providing total solutions that include hardware, software and associated services. We will also be making investments in the development of significant software addressing these retail applications. Going forward, software functionality in our products is expected to form a key component of value addition and differentiation. These investments in geographic expansion and pursuit of emerging markets in retail applications will increase our operating expenses in fiscal 2005. We believe these are prudent investments that will serve the shareholders in the long run.

Sales

Sales of $256.2 million in 2004 increased $4.3 million or 1.7% as compared to sales of $251.9 million in 2003. The increase in sales was due to higher sales in the Commercial segment offset by decreases in both the Industrial and Medical segments. Sales in the Commercial segment increased $24.6 million or 25.3% to $121.8 million in 2004 from $97.3 million in 2003. This increase in the Commercial segment was due to market growth, the introduction of new products, higher volumes sold through a broader distribution network and increased market penetration. Sales in the Industrial segment decreased by $11.2 million or 17.0% year over year. This decrease in the Industrial segment was driven by product consolidation across the business. Sales in the Medical segment decreased $9.1 million or 10.2% to $79.6 million in 2004 from $88.6 million in 2003. The decrease in Medical segment sales was due to decreases in sales of digital imaging, point-of-care and components product lines.

Sales of $251.9 million in 2003 increased $46.0 million or 22.3% from $205.9 million in 2002. The increase in sales was principally due to higher sales in both the Commercial and Medical segments, offset by lower sales in the Industrial segment. Sales in the Commercial segment increased $42.4 million or 77.3% to $97.3 million in 2003 from $54.9 million in 2002. This increase in the Commercial segment was due to new product introductions, a broader distributor network, increased market penetration, and growth in the overall market. Sales in the Medical segment increased by $9.7 million or 12.2% year over year. This increase in the Medical segment was primarily due to revenues associated with the acquisition of DOME, which were only included in the results of operations for five months in fiscal 2002, offset by decreases in revenues associated with EL and AMLCD products. Increases in sales in the Commercial and Medical segments were offset by a decrease in sales of $6.1 million or 8.4% in the Industrial segment. Sales in the Industrial segment were lower due to the Company’s streamlining of the product portfolio to increase profitability and support the manufacturing consolidation.

Sales outside the United States decreased by 19.0% to $38.8 million in 2004 as compared to $47.9 million recorded in 2003, and decreased by 1.4% in 2003 from 2002 sales of $48.6 million. In fiscal 2004, the decrease in international sales was due primarily to decreased sales in both the Medical and Industrial segments. In fiscal 2003, the decrease in international sales was due primarily to decreased sales in the Medical segment. As a percentage of total sales, international sales decreased to 15.1% in 2004 and decreased to 19.0% in 2003 from 23.6% in 2002. In fiscal 2004, the decline in international sales as a percentage of total sales was mainly attributable to the higher volumes of Commercial segment sales, which are to U.S. customers almost exclusively. In fiscal 2003, the decline in international sales as a percentage of total sales was mainly attributable to the increased sales of commercial and digital imaging products in the United States.

Gross Profit

Gross margins as a percentage of sales decreased to 23.2% in 2004 as compared to 30.3% in 2003. The decrease in gross margin was due to the increased percentage of sales from our Commercial segment in 2004 as compared to 2003 and the substantially lower gross margins of these products have reduced overall gross margin. In addition, higher costs incurred in the Medical segment related to the transition of certain products to offshore manufacturers and the shipment of higher-cost inventory built domestically negatively impacted gross margins. Gross margin as a percentage of sales increased to 30.3% in 2003 from 29.3% in 2002. The increase was primarily due to the benefits of the EL plant consolidation, the negative impact related to $1.5 million of restructuring charges recorded in 2002 and changes in product mix including the incremental impact related to the DOME line of products. These increases were offset by a higher percentage of total sales coming from the commercial market, which have lower gross margins.

Research and Development

In 2004, research and development expenses of $10.7 million decreased $405,000 or 3.6% from $11.1 million in 2003. This decrease was due to lower product development costs and lower personnel costs associated with reductions in variable compensation, offset by lower contract funding and higher spending on research and Quantum Programs compared to the prior year. Quantum Programs are “intrapreneurial” efforts launched with the intent of developing new potential business opportunities. As a percentage of sales, research and development expenses decreased to 4.2% in 2004 compared to 4.4% in 2003. The change in segment mix drove the decrease in percentage, as research and development spending primarily supports the Medical and Industrial segments and the Quantum programs and will tend to follow the business level of those segments while the Commercial segment incurs essentially no research and development spending. Net research and development expenses of $11.1 million in 2003 decreased $1.8 million or 13.6% from $12.9 million in the prior year primarily due to lower spending on new projects and lower personnel costs. As a percentage of sales, research and development expenses decreased to 4.4% in 2003 from 6.3% in 2002. These changes were primarily due to higher revenues in the Commercial segment in 2003.

Sales and Marketing

Sales and marketing expenses decreased $1.5 million or 7.7% to $18.1 million in 2004 from $19.7 million in 2003. The decrease was primarily due to lower personnel costs associated with reductions in variable compensation. As a percentage of sales, sales and marketing expenses decreased to 7.1% in 2004 as compared to 7.8% in 2003. The Commercial segment sales and marketing expenses as a percentage of sales is far below that of the other segments. The change in segment mix along with the reduction in variable compensation expense drove the decrease as a percentage of sales. Sales and marketing expenses increased $4.4 million or 28.6 % to $19.7 million in 2003 from $15.3 million in 2002 primarily due to higher sales and marketing expenses due to the acquisition of DOME, higher advertising expenses associated with our Commercial segment, higher personnel costs and higher marketing expenses due to a brand development project. As a percentage of sales, sales and marketing expenses increased to 7.8% in 2003 as compared to 7.4% in 2002. These percentage increases were primarily due to higher revenues in 2003.

General and Administrative

General and administrative expenses decreased $1.6 million or 9.2% to $15.6 million in 2004 from $17.2 million in 2003. The decrease in general and administrative expenses was primarily due to lower personnel costs associated with reductions in variable compensation. As a percentage of sales, general and administrative expenses decreased to 6.1% in 2004 from 6.8% in 2003 primarily due to the reasons noted above. General and administrative expenses increased $3.5 million or 25.8% to $17.2 million in 2003 from $13.6 million in 2002 primarily due to higher personnel costs, higher professional services costs, and the inclusion of DOME’s expenses for a full year. As a percentage of sales, general and administrative expenses increased to 6.8% in 2003 from 6.6% in 2002. These changes in 2003 as compared to 2002 were primarily due to the acquisition of DOME and higher personnel costs.

Amortization of Intangible Assets

On April 22, 2002, the Company completed the acquisition of DOME. $14.6 million of the purchase price was allocated to identifiable intangible assets. The identifiable intangible assets consist primarily of developed technology and are being amortized over their estimated useful lives. The weighted-average amortization period was approximately four years at the date of acquisition. During fiscal 2004, 2003 and 2002, the Company recorded amortization of intangible assets of $2.7 million, $2.8 million and $1.2 million, respectively.

Impairment and Restructuring Charges

2003 Severance Charges

During the fourth quarter of fiscal 2003, the Company decided to reduce its workforce by 28 employees in order to align operations with current market conditions, improve profitability, and close a European sales office. As a result of this decision, the Company recorded severance charges of $898,000, which have been recorded as restructuring charges in the Consolidated Statement of Operations in the fourth quarter of fiscal 2003. Cash of $898,000 was expected to be used in connection with these severance costs. This action was completed during fiscal 2004.

LCD, EL and Photonics Charges

During the fourth quarter of fiscal 2002, the Company decided to transition its passive-matrix LCD product manufacturing from Wisconsin to China, consolidate its EL product manufacturing into a single factory in Finland and terminate the photonics Quantum programs that were directed at the optical telecommunication markets. These actions were intended to align operations with current market conditions and to improve the profitability of the Company’s operations. The Company completed its transition of PMLCD product manufacturing to China at the end of the first quarter of fiscal 2003. The consolidation of its EL manufacturing facilities into one facility in Finland was completed by the end of fiscal 2003. The termination of the photonics Quantum programs was completed by the end of fiscal 2002. As a result of these decisions, the Company recorded charges of $20.0 million, including charges primarily for impairment of fixed assets, workforce reductions of 236 employees, excess inventory and lease cancellation and restoration costs. Cash of $4.1 million was expected to be used in connection with severance and lease cancellation and restoration costs.

The Company recorded fixed asset impairment charges of $14.3 million as a result of these decisions. The majority of these charges were for equipment and machinery and includes estimates for the sales proceeds based upon prices for similar assets in the used equipment market. There were also amounts included in the impairment charge for the building and land at the Wisconsin manufacturing facilities, which are based upon quoted real estate market prices. This facility is currently listed for sale. The Company also recorded charges of $1.5 million for excess and obsolete inventory, which has been identified as a direct result of the decision to consolidate facilities or transition the products to offshore manufacturers resulting in the exit of certain product lines. The Company has also recorded a charge of $1.7 million for lease cancellations and restoration. In addition, the

Company has recorded severance charges of $2.4 million. The charges of $1.5 million related to inventory have been recorded as cost of sales in the Consolidated Statements of Operations in the fourth quarter of fiscal 2002. The remaining charges of $18.5 million have been recorded as impairment and restructuring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal 2002.

During the fourth quarter of fiscal 2003, the Company recorded an additional charge of $335,000 for fixed asset impairment charges. This additional charge was due to changes in the original estimates of expected cash proceeds from the sale of fixed assets. In addition, the Company determined that $738,000 of the original $20.0 million charge was not required. The original estimates changed due to lease cancellation, restoration and severance costs being less than originally anticipated as employees left voluntarily or filled other vacant positions within the Company. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain of $403,000 which has been recorded as impairment and restructuring charges in the Consolidated Statements of Operations in the fourth quarter of 2003.

During the fourth quarter of fiscal 2004, the Company determined that $466,000 of the original $20.0 million charge was not required. The original estimates changed due to lease restoration costs being less than originally anticipated as the Company and the landlord found a suitable tenant to lease the property as is and the Company did not have to restore the facility to its original state. The Company also recognized $174,000 of gains on the sale of assets which had previously been impaired. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain of $640,000 which has been recorded as impairment and restructuring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal 2004.

Current-Year Activity

During fiscal year 2004, the Company paid cash of $1.4 million related to contractual liabilities, severance, and lease termination costs. The remaining amounts are expected to be paid during fiscal 2005.

Operating Expenses

Operating expenses decreased $4.7 million or 9.2% to $46.6 million in 2004 from $51.3 million in 2003. The decrease was primarily due to lower personnel costs associated with reductions in variable compensation which were not earned in 2004 but were earned in 2003. As a percentage of sales, operating expenses decreased to 18.2% in 2004 from 20.4% in 2003. Operating expenses decreased $12.4 million or 19.5% to $51.3 million in 2003 from $63.7 million in 2002. As a percentage of sales, operating expenses decreased to 20.4% in 2003 from 30.9% in 2002 primarily due to the impact of recording the $20.7 million of impairment, restructuring and in-process research and development charges, offset by higher operating expenses primarily associated with the acquisition of DOME and the payment of variable compensation in 2003.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. Net interest expense decreased to $444,000 in 2004 from $1.3 million in 2003 primarily due to decreased borrowings as the Company paid the amounts due. Net interest expense was $1.3 million in both 2003 and 2002. During 2004, the Company reduced the carrying value of an investment in a publicly traded Taiwanese company, Topvision Technology, from $1.5 million to approximately $900,000 due to a sustained decline in that company’s market value that was determined to be other than temporary. The Company may incur additional charges in the future if Topvision’s market value continues to decline. The Company also recognized a gain of $1.0 million on the sale of an investment in a privately held company during 2004. These amounts have been recorded as other non-operating income in the Consolidated Statements of Operations.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to net losses of $29,000, $40,000 and $154,000 in 2004, 2003 and 2002, respectively.

The Company currently realizes less than one-fifth of its revenue outside the United States and expects this to continue in the future. Additionally, the functional currency of the Company’s foreign subsidiary is the Euro which must be translated to U.S. Dollars for consolidation. The Company hedges its Euro exposure with foreign exchange forward contracts. The Company believes that this hedging mitigates the risks associated with foreign currency fluctuations.

Provision (Benefit) for Income Taxes

The Company recorded a tax provision of $3.5 million in 2004, and $8.6 million in 2003, and a tax benefit of $1.9 million in 2002. For fiscal 2004, the differences between the effective tax rate and the federal statutory rate were due to state income taxes, federal and state settlements, changes in the valuation allowance and the effects of the Company’s foreign tax rates. For fiscal 2003, the differences between the effective tax rate and the federal statutory rate were due to state income taxes, research credits, changes in the valuation allowance, and the effects of the Company’s foreign tax rates. For fiscal 2002, the differences between the effective tax rate and the federal statutory rate were due to state income taxes, permanent differences resulting from purchase accounting adjustments, research credits, changes in the valuation allowance, federal and state settlements and the effects of the Company’s foreign tax rates.

Net Income (Loss)

In 2004, net income was $9.3 million or $0.62 per diluted share. In 2003, net income was $15.2 million or $1.04 per diluted share. In 2002, net loss was $3.1 million or $0.24 per share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.2 million, $28.7 million, and $23.7 million in fiscal years 2004, 2003 and 2002, respectively. Net cash provided by operations in 2004 was primarily due to net income, depreciation and amortization, deferred taxes and a decrease in accounts receivable offset by an increase in inventories and decreases in other current liabilities and accrued compensation. Net cash provided by operations in 2003 was primarily due to net income, depreciation and amortization, and changes in accounts payable and other current liabilities, offset by the changes in inventories and accounts receivable. Net cash provided by operations in 2002 was primarily due to the impairment, restructuring and in-process research and development charges, depreciation and amortization and the change in accounts receivable offset by the net loss and the changes in inventories, accounts payable and other current liabilities.

Working capital increased $17.2 million to $90.6 million at September 24, 2004 from $73.4 million at September 26, 2003. Current assets decreased $1.1 million in fiscal 2004. Accounts receivable decreased $5.9 million due to reductions in days sales outstanding. Inventories increased $12.5 million primarily due to increased inventory levels and requirements related to the growth in the Commercial and Medical segments. Current liabilities decreased $18.2 million in fiscal 2004. Other current liabilities decreased $4.4 million primarily due to decreases in income taxes payable and payments of contractual liabilities. Accrued compensation decreased $2.6 million due to payments of variable compensation related to fiscal 2003. During 2004, the Company also reduced its outstanding long-term debt and capitalized lease balances through payments of $21.5 million.

Additions to plant and equipment were $5.2 million, $2.7 million and $5.7 million in 2004, 2003 and 2002, respectively. In 2004, expenditures for plant and equipment primarily related to new software applications that enable efficiency improvements and support the Company’s growth. In 2003, expenditures for plant and equipment primarily related to manufacturing equipment and upgrades to computer hardware and software. In 2002, expenditures for plant and equipment primarily related to additional costs associated with the ERP implementation, the leasehold improvements in a new office and improvements to information systems. Cash used in the acquisition of DOME was provided by increased long-term borrowings and the proceeds from the issuance of common stock.

In December 2003, the Company entered into a $50.0 million credit agreement, replacing the Company’s prior credit agreement. The Company had no borrowings against the credit agreement at September 24, 2004. The agreement expires December 1, 2008, and is secured by substantially all assets of the Company. Total unused and available borrowing capacity under the credit agreement as of September 24, 2004 was $50.0 million. The interest rate can fluctuate quarterly based upon the actual funded-debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed-charge ratio, minimum EBITDA, minimum net worth, and a funded-debt-to-EBITDA ratio. The Company was in compliance with these covenants as of September 24, 2004. Borrowings outstanding under certain equipment financing loans were $0 and $2.6 million as of September 24, 2004 and September 26, 2003, respectively. The Company also entered into a capital lease during the third quarter of 2002 for leasehold improvements in new offices. The total minimum lease payments are $1.2 million which are payable over the next five years. The Company believes its existing cash and investments, together with cash generated from operations and existing borrowing capabilities will be sufficient to meet working capital requirements for the foreseeable future.

During the third quarter of fiscal 2002, the Company completed the sale of approximately 463,000 shares of newly issued common stock in a private placement transaction. The purchase price was $21.60 per share and resulted in net proceeds of $9.5 million.

Contractual Obligations and Commitments

The Company is contractually obligated to make the following payments as of September 24, 2004:

	Payments due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Capital leases	$1,191	$246	$492	$453	$—
Purchase obligations	46,200	46,129	71	—	—
Operating leases	19,559	3,040	6,010	3,974	6,535

Total contractual obligations	$66,950	$49,415	$6,573	$4,427	$6,535

QUARTERLY RESULTS OF OPERATIONS

The table below presents unaudited consolidated financial results for each quarter in the two-year period ended September 24, 2004. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three months ended
	Sept. 24, 2004	June 25, 2004	Mar. 26, 2004	Dec. 26, 2003	Sept. 26, 2003	June 27, 2003	Mar. 28, 2003	Dec. 27, 2002
	(in thousands, except per share amounts)
Sales	$68,020	$66,663	$58,614	$62,899	$72,210	$62,870	$60,104	$56,743
Gross profit	14,311	15,309	13,284	16,461	20,195	20,001	19,378	16,766
Income from operations	2,476	3,720	1,543	5,065	7,697	6,983	5,778	4,604
Net income	2,782	2,653	744	3,099	4,548	4,393	3,551	2,710
Diluted net income per share	$0.19	$0.18	$0.05	$0.21	$0.30	$0.30	$0.25	$0.19
Average shares outstanding-diluted	14,791	14,785	14,852	15,053	14,983	14,524	14,391	14,429

OUTLOOK: ISSUES AND UNCERTAINTIES

The following issues and uncertainties, among others, should be considered in evaluating the Company’s future financial performance and prospects for growth.

The medical market and our medical strategy could cause disruptive behaviors in the market.

On February 3, 2004, the Company announced to its customers, and to the marketplace in general, a significant change in its digital imaging marketing strategy. The Company declared a strategy of maintaining its product leadership position while also establishing a price leadership position. As digital imaging technologies have become more readily available, it has become clear that the Company’s previous strategy of maintaining significant price differentiation for what was becoming decreasing product differentiation would not be successful over the long term. The Company believes that moving to a price leadership strategy, while preserving the brand equity of the Company’s products in the digital imaging marketplace, should allow us to discourage low-cost competitors and derive the most value from our market position.

The Company also believes that a majority of x-ray images are still printed on film, most of which will transition to digital imaging, expanding the Company’s market opportunities. Our strategy is intended to put us in a favorable position for that continuing transformation. With this strategy we are placing increased emphasis on alternative distribution channels for which we intend to leverage the established relationships created by our commercial business. Failure to execute on these strategic changes could have a material adverse affect on our business, financial condition and results of operations.

As more competitors enter the medical market they could erode the gross margin that we currently enjoy in this business. Our strategy of price leadership could contribute to that decline in gross margin. We must compensate for that with increased volumes leveraging our leading brand equity. We must maintain adequate investment in product development and marketing to maintain product leadership. Our ability to maintain those levels of investments might be compromised by gross margin pressures. With price leadership there will be changing dynamics in the procurement channels and processes within our customer base. We must track and follow those changing dynamics and develop new channels for distribution while maintaining good relationships with traditional channels. Customers expect delivery times to be short, and accordingly, we carry very little backlog. Due to both this and the project nature of many sales, our ability to forecast sales is limited.

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

Supply and pricing of LCD panels has been very volatile and will likely be in the future. This volatility, combined with lead times of eight to twelve weeks, may cause us to pay too much for panels or suffer inadequate product supply.

We do not have long-term agreements with our resellers, who generally may terminate our relationship with 30- to 60-days notice. Such action by our resellers could substantially harm our operating results in this segment. Products sold to two customers comprised 31% and to one customer comprised 19% and 19% of total consolidated sales in fiscal 2004, 2003 and 2002, respectively. Sales to any of those customers, if lost, would have a material, adverse impact on the results of operations.

The Commercial segment has seen tremendous growth since we entered the market in fiscal 2001. Revenue from commercial products grew to $121.8 million in fiscal 2004. This revenue could also quickly decrease due to competition, alternative products, pricing changes in the market place and potential shortages of products which would adversely affect our revenue levels and our results of operations.

Shortages of components and materials may delay or reduce our sales and increase our costs.

Inability to obtain sufficient quantities of components and other materials necessary to produce our displays could result in reduced or delayed sales. Many of our products, including those of our Commercial and Medical segments, operate with little backlog, and therefore, supply issues could adversely impact our operating results. We obtain much of the material we use in the manufacture of our displays from a limited number of suppliers, and we do not have long-term supply contracts with any of them. For some of this material we do not have a guaranteed alternative source of supply. As a result, we are subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. Our customers also may encounter difficulties or increased costs in obtaining from others the materials necessary to produce their products into which our displays are incorporated.

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

We have increased and are continuing to increase our reliance on Asian manufacturing companies for the manufacture of displays that we sell in all markets that the Company serves. We also rely on certain other contract manufacturing operations in Asia including circuit boards and other components and the manufacture and assembly of certain of our products. We do not have long-term supply contracts with the Asian contract manufacturers on which we rely. If any of these Asian manufacturers were to terminate its arrangements with us or become unable to provide these displays to us on a timely basis, we could be unable to sell our products until alternative manufacturing arrangements are made. Furthermore, there is no assurance that we would be able to establish replacement manufacturing or assembly arrangements and relationships on acceptable terms, which could have a material adverse effect on our business, financial condition and results of operation.

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

Some of the Asian contract manufacturers with which we do business are located in Taiwan. Taiwan has experienced several earthquakes and typhoons which resulted in many Taiwanese companies experiencing related business interruptions. Our business could suffer significantly if the operations of vendors there or elsewhere were disrupted for extended periods of time.

The Company must implement Section 404, Internal Controls Over Financial Reporting, of the Sarbanes-Oxley Act.

The fiscal year ending September 30, 2005 will be the first year that our internal controls over financial reporting will be audited by our independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Guidance regarding implementation and interpretation of the provisions of Section 404 continues to be issued by the standards-setting community. As a result of the ongoing interpretation of new guidance and the audit testing yet to be completed, our internal controls over financial reporting may include an unidentified material weakness which would result in receiving an adverse opinion on our internal controls over financial reporting from our independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of our company’s stock.

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

We must continue to add value to our portfolio of offerings

Traditional display components are subject to increasing competition to the point of commodification. In addition, advances in core LCD technology makes standard displays effective in an increasing breadth of applications. We must add additional value to our products in software and services for which customers are willing to pay. These areas have not been a significant part of our business in the past and we may not execute well in the future. Failure to do so could adversely affect our revenue levels and our results of operations.

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

The market price of our common stock has been subject to wide fluctuations. During fiscal 2004, the closing price of our stock ranged from $11.05 to $26.30. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and short-term and long-term debt obligations. The Company mitigates its risk by diversifying its investments among high-credit-quality securities in accordance with the Company’s investment policy.

The Company believes that its net income or cash flow exposure relating to rate changes for short-term and long-term debt obligations are not material. The Company primarily enters into debt obligations to support acquisitions, capital expenditures and working capital needs. The Company does not hedge any interest rate exposures.

Interest expense is affected by the general level of U. S. interest rates and/or LIBOR. Increases in interest expense resulting from an increase in interest rates would be at least partially offset by a corresponding increase in interest earned on the Company’s investments.

The Euro is the functional currency of the Company’s subsidiary in Finland. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained open contracts of approximately $13.8 million at September 24, 2004. If rates shifted dramatically, the Company believes it would not be materially impacted. In addition, the Company does maintain cash balances denominated in currencies other than the U. S. Dollar. If foreign exchange rates were to weaken against the U. S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 8.    Financial Statements and Supplementary Data

PLANAR SYSTEMS, INC.

Independent Registered Public Accounting Firm Report

The Board of Directors

Planar Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 24, 2004 and September 26, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended September 24, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 24, 2004 and September 26, 2003, and the results of their operations, and their cash flows for each of the years in the three-year period ended September 24, 2004 in conformity with U. S. generally accepted accounting principles.

/s/ KPMG LLP

Portland, Oregon

October 18, 2004

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Sept. 24, 2004	Sept. 26, 2003
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$30,265	$37,424
Accounts receivable, net of allowance for doubtful accounts of $529 at 2004 and $790 at 2003 (Note 2)	31,221	37,148
Inventories	51,802	39,255
Other current assets (Note 9)	11,005	11,536

Total current assets	124,293	125,363
Property, plant and equipment, net (Note 5)	17,860	19,898
Goodwill	49,001	49,001
Intangible assets, net	7,815	10,547
Other assets (Note 9)	7,455	5,027

	$206,424	$209,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,946	$20,076
Accrued compensation	3,007	5,560
Current portion of long-term debt and capital leases (Note 6)	193	12,373
Deferred revenue	1,413	410
Other current liabilities (Notes 7 and 9)	9,114	13,498

Total current liabilities	33,673	51,917
Long-term debt and capital leases, less current portion (Note 6)	847	3,217
Other long-term liabilities (Notes 8 and 9)	6,376	3,863

Total liabilities	40,896	58,997

Shareholders’ equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; issued 14,638,302 and 14,391,880 shares at 2004 and 2003, respectively	130,924	126,947
Retained earnings	39,786	30,621
Accumulated other comprehensive loss (Note 14)	(5,182)	(6,729)

Total shareholders’ equity	165,528	150,839

	$206,424	$209,836

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended
	Sept. 24, 2004	Sept. 26, 2003	Sept. 27, 2002
	(In thousands, except per share amounts)
Sales	$256,196	$251,927	$205,929
Cost of sales	196,831	175,587	145,599

Gross profit	59,365	76,340	60,330
Operating expenses:
Research and development, net	10,737	11,142	12,895
Sales and marketing	18,146	19,651	15,286
General and administrative	15,586	17,158	13,638
Amortization of intangible assets	2,732	2,832	1,180
Impairment, restructuring and in-process research and development charges (Notes 3 and 4)	(640)	495	20,710

Total operating expenses	46,561	51,278	63,709

Income (loss) from operations	12,804	25,062	(3,379)
Non-operating income (expense):
Interest income	228	446	479
Interest expense	(672)	(1,710)	(1,747)
Foreign exchange, net	(29)	(40)	(154)
Other, net	471	21	(140)

Net non-operating expense	(2)	(1,283)	(1,562)

Income (loss) before income taxes	12,802	23,779	(4,941)
Provision (benefit) for income taxes (Note 9)	3,524	8,577	(1,879)

Net income (loss)	$9,278	$15,202	$(3,062)

Basic net income (loss) per share	$0.64	$1.08	$(0.24)

Average shares outstanding—basic	14,597	14,016	12,937
Diluted net income (loss) per share	$0.62	$1.04	$(0.24)

Average shares outstanding—diluted	14,860	14,572	12,937

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
	Sept. 24, 2004	Sept. 26, 2003	Sept. 27, 2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,278	$15,202	$(3,062)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,882	9,757	9,358
Impairment, restructuring and in-process research and development charges	(640)	495	22,221
Deferred taxes	3,478	1,279	1,594
Tax benefit of stock options exercised	338	2,697	2,535
Gain on investments, net	(379)	—	—
(Increase) decrease in accounts receivable	6,199	(6,401)	9,466
(Increase) decrease in inventories	(12,145)	(10,328)	(7,494)
(Increase) decrease in other current assets	1,156	603	(2,412)
Increase (decrease) in accounts payable	(511)	13,917	(3,257)
Decrease in accrued compensation	(2,859)	(359)	(787)
Increase (decrease) in deferred revenue	906	(199)	125
Increase (decrease) in other current liabilities	(6,520)	2,067	(4,603)

Net cash provided by operating activities	7,183	28,730	23,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,155)	(2,702)	(5,706)
Investment in a business	—	—	(52,216)
Proceeds from sale of investment	1,000	—	—
Increase (decrease) in other long-term liabilities	—	(57)	223
(Increase) decrease in long term assets	(99)	330	19

Net cash used in investing activities	(4,254)	(2,429)	(57,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(21,486)	(35,615)	(3,922)
Proceeds from long-term debt	6,936	—	40,000
Stock repurchase	(113)	(519)	(554)
Net proceeds from issuance of capital stock	3,639	6,730	15,906

Net cash provided by (used in) financing activities	(11,024)	(29,404)	51,430
Effect of exchange rate changes	936	3,076	(1,990)

Net increase (decrease) in cash and cash equivalents	(7,159)	(27)	15,444
Cash and cash equivalents at beginning of period	37,424	37,451	22,007

Cash and cash equivalents at end of period	$30,265	$37,424	$37,451

Supplemental cash flow disclosure
Cash paid for interest	$672	$1,885	$1,693
Cash paid for income taxes	2,478	1,820	378
Acquisition of assets under capital leases	—	—	1,422

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except share amounts)
BALANCE, SEPTEMBER 28, 2001	12,533,823	$87,803	$19,554	$(11,268)	$96,089
Components of comprehensive loss (Note 14):
Net loss	—	—	(3,062)	—	(3,062)
Currency translation adjustment, net	—	—	—	2,312	2,312
Unrealized loss on investments, net	—	—	—	(143)	(143)

Total comprehensive loss					(893)
Proceeds from issuance of common stock	1,094,498	15,906	—	—	15,906
Tax benefit of stock options exercised (Note 9)	—	2,535	—	—	2,535
Value of stock options assumed in acquisition (Note 3)	—	11,276	—	—	11,276
Stock repurchase	(26,946)	—	(554)	—	(554)

BALANCE, SEPTEMBER 27, 2002	13,601,375	117,520	15,938	(9,099)	124,359
Components of comprehensive income (Note 14):
Net income	—	—	15,202	—	15,202
Currency translation adjustment, net	—	—	—	2,618	2,618
Unrealized loss on investments, net	—	—	—	(248)	(248)

Total comprehensive income					17,572
Proceeds from issuance of common stock	814,606	6,730	—	—	6,730
Tax benefit of stock options exercised (Note 9)	—	2,697	—	—	2,697
Stock repurchase	(24,101)	—	(519)	—	(519)

BALANCE, SEPTEMBER 26, 2003	14,391,880	126,947	30,621	(6,729)	150,839
Components of comprehensive income (Note 14):
Net income	—	—	9,278	—	9,278
Currency translation adjustment, net	—	—	—	1,319	1,319
Unrealized gain on investments, net	—	—	—	228	228

Total comprehensive income					10,825
Proceeds from issuance of common stock	251,422	3,639	—	—	3,639
Tax benefit of stock options exercised (Note 9)	—	338	—	—	338
Stock repurchase	(5,000)	—	(113)	—	(113)

BALANCE, SEPTEMBER 24, 2004	14,638,302	$130,924	$39,786	$(5,182)	$165,528

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Planar Systems, Inc. was incorporated on April 27, 1983 and commenced operations in June 1983. Planar Systems, Inc., and its wholly owned subsidiaries (collectively, the “Company”) are engaged in developing, manufacturing and marketing electronic display products and systems. These display products and systems are primarily electroluminescent displays (EL), active matrix liquid crystal displays (AMLCD) and plasma display panels (PDP).

Principles of consolidation

The consolidated financial statements include the financial statements of Planar Systems, Inc. and its wholly-owned subsidiaries, Planar International Ltd., and DOME imaging systems, inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Fiscal year

The Company’s fiscal year ends on the last Friday in September. The last days of fiscal 2004, 2003, and 2002 were September 24, September 26, and September 27, respectively. Due to statutory requirements, Planar International’s fiscal year-end is September 30. All references to a year in these notes are to the Company’s fiscal year ended in the period stated which includes the fiscal year results of Planar International.

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

Investments

Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company’s investment in equity securities. Securities available for sale are

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

carried at fair value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss. At September 24, 2004 and September 26, 2003, the Company had no investments that qualified as trading or held to maturity.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of adjustments for estimated inventory obsolescence based upon the Company’s best estimate of future product demand. Inventories consist of:

	2004	2003
Raw materials	$13,990	$11,308
Work in progress	1,942	2,891
Finished goods	35,870	25,056

	$51,802	$39,255

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

Other assets

Included in other assets of $7,455 and $5,027 as of September 24, 2004 and September 26, 2003, respectively, are assets associated with equipment which had not been placed in service as of September 24, 2004 and September 26, 2003 in the amounts of $3,379 and $1,615, respectively.

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

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

Revenue recognition

The Company recognizes revenue for product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. Some distributor agreements allow for potential return of products and pre-established contractual obligations for price protection under certain conditions within limited time periods. Such return rights are generally limited to contractually defined short-term stock rotation. The Company estimates sales returns and price adjustments based on historical experience and other qualitative factors. The Company estimates expected sales returns and price adjustments and records the amounts as a reduction in revenue at the later of the time of shipment or when the pricing decision is made. Each period, price protection is estimated based upon pricing decisions made and information received from customers as to the amount of inventory they are holding. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of uncollectibility is minimal.

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

	2004	2003	2002
Research and development expense	$11,063	$13,467	$15,143
Contract funding	(326)	(2,325)	(2,248)

Research and development, net	$10,737	$11,142	$12,895

Warranty

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities (Note 7).

Intangible assets

The intangible assets consist primarily of developed technology and are being amortized over their estimated useful lives. The weighted-average amortization period was approximately four years. As of September 24, 2004, and September 26, 2003, the Company had recorded accumulated amortization of $6,744 and $4,012, respectively. The amortization expense is estimated to be $2,213, $1,680, $1,226, $589 and $589 in fiscal 2005 through 2009, respectively.

Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“FAS 142”), which changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company accounts for goodwill

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

using an impairment-only approach. Goodwill is tested annually and whenever events or circumstances occur indicating that goodwill may be impaired. Based upon the Company’s impairment analysis completed in the second quarter of fiscal 2004, the Company concluded there was no impairment of goodwill under FAS 142. Goodwill of $45,573 has been assigned to the Medical Segment and $3,428 has been assigned to the Industrial Segment.

Impairment of long-lived assets

Long-lived assets and intangible assets are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Impairment exists when the carrying value of the asset is greater than the undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value. Fair value is determined through quoted market values or through the calculation of the present value of future cash flows expected to be provided by the asset. See additional discussion in Footnote 4, Impairment and restructuring charges.

Advertising expenses

All advertising expenditures are expensed as incurred and were $3,487, $3,134 and $2,033 in fiscal 2004, 2003 and 2002, respectively.

Net income (loss) per share

Basic net income (loss) per share was computed using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. Incremental shares of 263,000, 556,000, and 0 for the fiscal years ended September 24, 2004, September 26, 2003, and September 27, 2002, respectively, were used in the calculations of diluted earnings per share. In years in which a net loss is incurred, no common stock equivalents are included since they are antidilutive. Potential common equivalent shares related to stock options excludes 1,909,762, 1,600,687 and 900,321 shares not included in the computation of diluted net income (loss) per share because the options’ exercise price was greater than the average market price of the common shares for the years ended September 24, 2004, September 26, 2003 and September 27, 2002, respectively.

Financial instruments

For short-term financial instruments, including cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued compensation, the carrying amount approximates the fair value because of the immediate short-term nature of those instruments. The fair value of long-term debt is estimated based upon quoted market prices for similar instruments or by discounting expected cash flows at rates currently available to the Company for instruments with similar risks and maturities. The differences between the fair values and carrying amounts of the Company’s financial instruments at September 24, 2004 and September 26, 2003 were not material.

Derivative instruments

In January 2001, the Company began using forward exchange contracts to hedge the fluctuations in the dollar value of its foreign currency accounts receivable and payables related to its Finnish operations which are denominated in Euros. In the years ended September 24, 2004, September 26, 2003, and September 27, 2002, the

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

net loss on foreign currency exchange transactions was $29, $40 and $154, respectively, which has been recorded as foreign exchange, net in the Consolidated Statements of Operations. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The fair value of the contracts are inconsequential due to the short duration of the contracts. The Company maintained open contracts of approximately $13,800 as of September 24, 2004.

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

If the Company accounted for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Fiscal year ended
	Sept. 24, 2004	Sept. 26, 2003	Sept. 27, 2002
Net income (loss), as reported	$9,278	$15,202	$(3,062)
Less total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,941)	(4,070)	(4,731)

Pro forma net income (loss)	$6,337	$11,132	$(7,793)

Net income (loss) per share:
Basic—as reported	$0.64	$1.08	$(0.24)

Basic—pro forma	$0.43	$0.79	$(0.60)

Diluted—as reported	$0.62	$1.04	$(0.24)

Diluted—pro forma	$0.43	$0.76	$(0.60)

The effects of applying FAS No. 123 in this proforma disclosure are not indicative of future amounts. FAS No. 123 does not apply to awards prior to January 1, 1995 and additional awards are anticipated in future years.

Reclassification

Certain balances in the 2003 and 2002 financial statements have been reclassified to conform with 2004 presentations. Such reclassifications had no effect on results of operations or retained earnings.

Recent Accounting Pronouncements

On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. If adopted in its current form, the proposed Statement would be effective for any interim or annual period beginning after June 15, 2005.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

NOTE 2    CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables and investments. The risk in trade accounts receivable is limited due to the credit worthiness of the companies comprising the Company’s customer base and their dispersion across many different sectors of the electronics industry and geographies. The risk in investments is limited due to the credit worthiness of investees comprising the portfolio, the short-term duration of the investments and the diversity of the portfolio. At September 24, 2004, the Company does not believe it had any significant credit risks.

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

NOTE 3    BUSINESS ACQUISITIONS

On April 22, 2002, the Company completed the acquisition of DOME imaging systems, inc. (“DOME”), a designer, manufacturer and marketer of computer graphic imaging boards, flat-panel displays and software for original equipment manufacturers in the medical field and other advanced image processing applications. As a result of the acquisition, the Company is able to offer a broader range of medical display solutions which complements our medical product line. The acquisition was accounted for as a purchase and, accordingly, the operations of DOME are included in the consolidated financial statements from the date of acquisition.

The total consideration paid was as follows:

Cash	$52,216
Value of stock options assumed	11,276
Cash to be paid for stock options	1,232
Closing and related costs	972

Total	$65,696

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2004

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

The in-process research and development costs of $2,258 were recorded in the fiscal 2002 Consolidated Statement of Operations. These in-process research and development costs were written off at the date of acquisition in accordance with Financial Accounting Standards Board Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” These costs primarily related to the development of a flat-panel interface controller which was approximately 60% complete and has now been completed. The value was determined by estimating the net cash flows from the sale of products from 2002 through 2011 resulting from the completion of the project, and discounting the net cash flows back to their

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

present value using a risk adjusted discount rate of 25%. The estimated net cash flows from these products were based upon management’s estimates of related revenues, cost of sales, R&D costs, selling and marketing costs, general and administrative costs and income taxes.

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

In October 2000, the Company acquired a 12.5% interest in TopVision Technologies, a Taiwanese manufacturing Company. TopVision manufactures and sells flat-panel monitors. The Company paid $1,533 for its interest in TopVision. This investment was accounted for using the cost method until TopVision became a publicly traded company at which time the investment was classified as available for sale. During fiscal 2004, the Company reduced the carrying value by $621 due to a sustained decline in the market value of that investment that was determined to be other than temporary. During the years ended September 24, 2004, September 26, 2003, and September 27, 2002, the Company purchased $34,125, $21,784 and $45,623 of materials from TopVision, respectively. The Company had accounts payable of $1,874 due to TopVision on September 24, 2004.

NOTE 4    IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment, restructuring and in-process research and development charges consist of:

	Year ended
	2004	2003	2002
Impairment charges	$(174)	$335	$14,338
Restructuring charges	(466)	160	5,625
In-process research and development charges (Note 3)	—	—	2,258
Less amounts included in cost of sales	—	—	(1,511)

Total	$(640)	$495	$20,710

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

LCD, EL and Photonics Charges

2003 Severance Charges

During the fourth quarter of fiscal 2003, the Company decided to reduce its workforce by 28 employees in order to align operations with current market conditions, improve profitability, and close a European sales office. As a result of this decision, the Company recorded severance charges of $898, which have been recorded as restructuring charges in the Consolidated Statement of Operations in the fourth quarter of fiscal 2003. Cash of $898 was expected to be used in connection with these severance costs. This action was completed during fiscal 2004.

LCD, EL and Photonics Charges

During the fourth quarter of fiscal 2002, the Company decided to transition its passive-matrix LCD product manufacturing from Wisconsin to China, consolidate its EL product manufacturing into a single factory in Finland and terminate the photonics Quantum programs that were directed at the optical telecommunication markets. These actions were intended to align operations with current market conditions and to improve the profitability of the Company’s operations. The Company completed its transition of PMLCD product manufacturing to China at the end of the first quarter of fiscal 2003. The consolidation of its EL manufacturing facilities into one facility in Finland was completed by the end of fiscal 2003. The termination of the photonics Quantum programs was completed by the end of fiscal 2002. As a result of these decisions, the Company recorded charges of $19,963, including charges primarily for impairment of fixed assets, workforce reductions of 236 employees, excess inventory and lease cancellation and restoration costs. Cash of $4,114 was expected to be used in connection with severance and lease cancellation and restoration costs.

The Company recorded fixed asset impairment charges of $14,338 as a result of these decisions. The majority of these charges were for equipment and machinery and includes estimates for the sales proceeds based upon prices for similar assets in the used equipment market. There were also amounts included in the impairment charge for the building and land at the Wisconsin manufacturing facilities, which are based upon quoted real estate market prices. This facility is currently listed for sale. The Company also recorded charges of $1,511 for excess and obsolete inventory, which has been identified as a direct result of the decision to consolidate facilities or transition the products to offshore manufacturers resulting in the exit of certain product lines. The Company has also recorded a charge of $1,729 for lease cancellations and restoration. In addition, the Company has recorded severance charges of $2,385. The charges of $1,511 related to inventory have been recorded as cost of sales in the Consolidated Statements of Operations in the fourth quarter of fiscal 2002. The remaining charges of $18,452 have been recorded as impairment and restructuring charges in the Consolidated Statements of Operations in the fourth quarter of fiscal 2002.

During the fourth quarter of fiscal 2003, the Company recorded an additional charge of $335 for fixed asset impairment charges. This additional charge was due to changes in the original estimates of expected cash proceeds from the sale of fixed assets. In addition, the Company determined that $738 of the original $19,963 charge was not required. The original estimates changed due to lease cancellation, restoration and severance costs being less than originally anticipated as employees left voluntarily or filled other vacant positions within the Company. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain of $403 which has been recorded as impairment and restructuring charges in the Consolidated Statement of Operations in the fourth quarter of 2003.

During the fourth quarter of fiscal 2004, the Company determined that $466 of the original $19,963 charge was not required. The original estimates changed due to lease restoration costs being less than originally

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

anticipated as the Company and the landlord found a suitable tenant to lease the property as is and the Company did not have to restore the facility to its original state. The Company also recognized $174 of gains on the sale of assets which had previously been impaired. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain of $640 which has been recorded as impairment and restructuring charges in the Consolidated Statement of Operations in the fourth quarter of fiscal 2004.

The restructuring charges incurred affected the Company’s financial position as follows:

	Accrued Compensation	Other Liabilities
Balance as of September 28, 2001	$397	$396
Additional charges	2,385	1,729
Cash paid out	(703)	(385)

Balance as of September 27, 2002	2,079	1,740
Additional charges (adjustments)	513	(353)
Cash paid out	(1,696)	(219)

Balance as of September 26, 2003	896	1,168
Additional charges (adjustments)	—	(466)
Cash paid out	(896)	(535)

Balance as of September 24, 2004	$—	$167

During fiscal year 2004, the Company paid cash of $1,431 related to contractual liabilities, severance, and lease termination costs. The remaining amounts are expected to be paid during fiscal 2005.

NOTE 5    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consists of:

	2004	2003
Land	$115	$115
Buildings	1,891	2,651
Machinery and equipment	47,111	54,359

Total property, plant and equipment	49,117	57,125
Less accumulated depreciation	(31,257)	(37,227)

Net property, plant and equipment	$17,860	$19,898

NOTE 6    BORROWINGS

Credit Facility

The Company entered into a $50,000 credit agreement on December 16, 2003. This agreement replaced the Company’s prior credit agreement. The Company had no borrowings outstanding as of September 24, 2004. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt to EBITDA ratio and the LIBOR rate.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. The Company was in compliance with these covenants as of September 24, 2004.

Long-term debt

The Company had entered into credit facilities with financial institutions to finance equipment purchases. As of September 24, 2004 and September 26, 2003, the Company had $0 and $2,618 outstanding under these loans.

Capitalized Leases

During the third quarter of fiscal 2002, the Company entered into a capital lease for the leasehold improvements in its new offices. Included in property, plant and equipment was $1,422 of assets as of September 24, 2004, and September 26, 2003. Accumulated depreciation was $457 and $254 related to capitalized leases as of September 24, 2004 and September 26. 2003, respectively. Future minimum payments under capital lease obligations at September 24, 2004 are as follows:

2005	$246
2006	246
2007	246
2008	246
2009	207

Total minimum lease payments	1,191
Less amounts representing interest	151

Present value of net minimum lease payments	1,040
Less current portion	193

Long-term portion of obligations	$847

NOTE 7    OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	2004	2003
Warranty reserve	$2,715	$2,372
Contractual liabilities	473	1,792
Income taxes payable	2,883	5,277
Other	3,043	4,057

Total	$9,114	$13,498

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

The reconciliation of the changes in the warranty reserve is as follows:

	2004	2003
Balance at beginning of period	$2,372	$2,538
Cash paid for warranty repairs	(3,761)	(2,905)
Provision for current period sales	3,710	2,489
Provision for prior period sales	394	250

Balance at end of period	$2,715	$2,372

NOTE 8    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of:

	2004	2003
Deferred income tax liability	$3,692	$2,121
Deferred compensation plan liabilities	2,684	1,742

Total	$6,376	$3,863

The Company has a deferred compensation plan wherein eligible executives may elect to defer up to 100% of their regular compensation and incentive awards, and non-employee Board members may elect to defer up to 100% of their directors compensation. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. The Company’s promise to pay amounts deferred under this plan is an unsecured obligation.

NOTE 9    INCOME TAXES

The components of income (loss) before income taxes consist of the following:

	2004	2003	2002
Domestic	$10,324	$25,634	$(6,852)
Foreign	2,478	(1,855)	1,911

Total	$12,802	$23,779	$(4,941)

The following table summarizes the provision (benefit) for US federal, state and foreign taxes on income:

	2004	2003	2002
Current:
Federal	$734	$6,373	$2,422
State	(421)	925	659
Foreign	(267)	—	517

	46	7,298	3,598
Deferred:
Federal	2,794	1,461	(4,820)
State	359	388	(620)
Foreign	325	(570)	(37)

	3,478	1,279	(5,477)

	$3,524	$8,577	$(1,879)

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

The differences between the U.S. federal statutory tax rate and the Company’s effective rate are as follows:

	2004	2003	2002
Computed statutory rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefits	4.5	4.5	(4.5)
Effect of foreign tax rates	(2.0)	(1.2)	(1.4)
Permanent differences resulting from purchase accounting	—	—	16.0
Federal and state settlements	(5.3)	—	(20.2)
Change in valuation allowance	2.0	(4.2)	20.0
Research and other credits	(3.6)	(1.3)	(12.7)
Export tax incentives	(3.6)	(0.2)	—
Benefit of tax exempt interest earned	—	—	(2.1)
Other, net	0.5	3.5	1.9

Effective tax rate	27.5%	36.1%	(38.0)%

The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 24, 2004, and September 26, 2003 were as follows:

	2004	2003
Deferred tax assets:
Inventory basis difference	$3,022	$2,107
Other reserves and liabilities	3,214	3,357
Impairment and restructuring charges	2,447	4,873
Net operating loss carryforwards	313	697
Foreign tax credits	44	1,281
AMT and General business credits	1,059	658

Gross deferred tax assets	10,099	12,973
Valuation allowance	(250)	—

Deferred tax assets	9,849	12,973
Deferred tax liabilities:
Accumulated depreciation	(4,309)	(3,490)
Intangibles	(1,608)	(2,073)

Deferred tax liabilities	(5,917)	(5,563)

Net deferred tax asset	$3,932	$7,410

The deferred tax assets and liabilities are recorded in the following balance sheet accounts:

	2004	2003
Other current assets	$7,586	$9,679
Other assets	170	—
Other current liabilities	(132)	(148)
Other long-term liabilities	(3,692)	(2,121)

Total	$3,932	$7,410

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

During fiscal years 2004, 2003, and 2002 the Company recognized tax benefits of $338, $2,697 and $2,535, respectively, related to differences between financial and tax reporting of stock option transactions. This difference was credited to common stock.

The Company establishes a valuation allowance for certain deferred tax assets, when it is more likely than not that such deferred tax assets will not be realized. For fiscal year 2004 and 2002, the valuation allowance increased $250 and $575, respectively. For fiscal year 2003, the valuation allowance decreased by $1,000. These increases or decreases were due to changes in facts and circumstances related to the utilization of tax credit or loss carryforwards.

At September 24, 2004 and September 26, 2003, the Company had foreign tax credits of approximately $44 and $1,281 respectively, available to reduce future federal tax. The carryforwards expire at various dates through 2009.

NOTE 10    SHAREHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock at $.01 par value. At September 24, 2004, no shares of preferred stock have been issued; however, 200,000 shares of Series D Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

Stock options

In fiscal 1994, the Company adopted the 1993 Stock Incentive Plan, which provides for the granting of options to buy shares of Common Stock. These options are intended to either qualify as “incentive stock options” under the Internal Revenue Code or “non-qualified stock options” not intended to qualify. Under the 1993 plan, options issued prior to fiscal 2000 generally become exercisable 25% one year after grant and 6.25% per quarter thereafter, and expire ten years after grant. Options issued after the beginning of fiscal 2000 through the end of fiscal 2003 generally become exercisable 25% each six months after grant, and expire 4 years after grant. Options issued during fiscal 2004 generally become exercisable 25% at each of the 30, 36, 42 and 48 month after grant and expire ten years after grant. Certain options also have acceleration provisions based upon objective performance criteria determined at the date of grant of the option which would generally accelerate the option to be exercisable two years after grant. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. During fiscal 1999, the Company adopted the 1999 Non Qualified Stock Option Plan with the same provisions and guidelines as the aforementioned 1993 plan.

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

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

The Company also adopted a 1993 stock option plan for Nonemployee Directors that provides an automatic annual grant to each outside director of the Company. Total annual grants under this plan cannot exceed 60,000 shares per year.

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 28, 2001	2,048,745	$13.28
Granted	1,017,289	20.68
Exercised	(536,499)	6.00
Canceled	(62,365)	20.50
Assumed in acquisition of DOME	620,782	5.79

Options outstanding at September 27, 2002	3,087,952	15.40
Granted	540,160	19.85
Exercised	(679,122)	9.10
Canceled	(388,377)	20.19

Options outstanding at September 26, 2003	2,560,613	17.34
Granted	643,161	18.28
Exercised	(183,227)	15.56
Canceled	(198,096)	19.46

Options outstanding at September 24, 2004	2,822,451	17.52

Exercisable at September 24, 2004	2,010,802	16.85

Exercisable at September 26, 2003	1,751,787	15.90

Exercisable at September 27, 2002	1,841,122	12.82

Statement of Financial Accounting Standards No. 123

During 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation” which defines a fair value based method of accounting for an employee stock option or similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. The Company has computed, for proforma disclosure purposes, the value of all options granted during 2004, 2003, and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

	2004	2003		2002
Risk free interest rate	3.0%	2.6%		4.0%
Expected dividend yield	—	—		—
Expected lives (in years)	4.2	4.2		4.2
Expected volatility	63.6%	68.8.	%	71.8%

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

Using the Black-Scholes valuation method, the total value of options granted during fiscal 2004, 2003 and 2002 was $6,384, $5,743, and $10,734, respectively, which would be amortized on a proforma basis over the vesting period of the options. The weighted average fair value of options granted during fiscal 2004, 2003, and 2002 was $9.93, $10.63 and $14.14, per share, respectively.

The following table summarizes information about stock options and grants outstanding at September 24, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Number Outstanding at 9/24/04	Average of Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable at 9/24/04	Weighted Average Exercise Price
$6.06–$8.00	329,508	4.8	$6.83	329,508	$6.83
$9.50–$14.25	487,166	5.0	12.29	315,621	12.33
$14.27–$21.31	1,251,733	3.3	18.68	972,083	18.87
$21.50–$31.50	754,044	4.8	23.66	393,590	23.84

$6.06–$31.50	2,822,451	4.2	$17.52	2,010,802	$16.85

Performance restricted stock

The Company’s plans provide for the issuance of restricted stock to employees. The shares issued vest over a two- to four-year period, based on the attainment of specified performance measures, the passage of time, or both. In the event the performance measures are not met, any unvested shares would vest at the end of four years. The value of these shares are being expensed over the vesting period. During fiscal 2004, the Company issued 9,275 shares of restricted stock to employees. No restricted stock has been issued to employees during fiscal 2003 or 2002.

Employee Stock Purchase Plan

In fiscal 1995, the Company adopted the 1994 Employee Stock Purchase Plan, which provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85 percent of the fair market value at specific dates. At September 24, 2004, 42,536 shares remain available for purchase through the plan and there were 433 employees eligible to participate in the plan, of which 134 or 31%, were participants. Employees purchased 69,989 shares, at an average price of $10.99 per share during the year. Total receipts to the Company were $769. Since the plan is non-compensatory, no charges to operations have been recorded. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes option pricing model. The fair value of the shares issued in fiscal 2004, 2003 and 2002 was $5.00, $4.45 and $7.08 per share, respectively. In fiscal 2004, 2003 and 2002, the risk free interest rate was 1.1%, 1.4% and 2.3%, the expected dividend yield was 0%, 0% and 0%, the expected lives were 0.5 years, 0.5 years and 0.5 years, and the expected volatility was 58.8%, 71.8% and 71.8%, respectively.

Shareholders Rights Plan

In February 1996, the Board of Directors approved a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding common share. Each right represents the right to purchase

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

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

At September 24, 2004, the minimum annual operating lease payments are:

Fiscal year ending in September
2005	$3,040
2006	3,107
2007	2,903
2008	2,587
2009	1,387
Thereafter	6,535

$19,559

Total rent expense was $3,747, $3,995, and $2,817, and for the years ended September 24, 2004, September 26, 2003, and September 27, 2002, respectively.

NOTE 12    BUSINESS SEGMENTS

The Company is organized based upon the markets for the products and services that it offers. Under this organizational structure, the Company operates in three main segments: Medical, Industrial and Commercial. The Industrial and Medical segments derive revenue primarily through the development and marketing of electroluminescent displays, liquid crystal displays and color active matrix liquid crystal displays. In fiscal year 2002, the Company also reported sales and operating income from its Transportation segment. In fiscal 2003, the Company combined the Transportation segment with the Industrial segment. Fiscal 2002 amounts have been reclassified to conform to the current presentation. The Commercial segment derives revenue primarily through the marketing of color active matrix liquid displays and plasma displays that are sold through distributors to end users.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Research and development expenses consist of both research and Quantum program expenses and product development expenses. Research expenses are allocated to the segments based upon a percentage of budgeted sales. Product development expenses are specifically identified by segment. Marketing expenses are generally allocated based upon a percentage of budgeted sales while sales costs are specifically identified by segment. General and administrative expenses are

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

allocated based upon a percentage of budgeted sales. Depreciation expense, interest expense, interest income, other non-operating items and income taxes by segment are not included or disclosed in the internal information provided to the chief operating decision-maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to external customers below.

	2004	2003	2002
Sales to external customers (by segment):
Medical	$79,551	$88,636	$78,968
Industrial	54,809	66,024	72,115
Commercial	121,836	97,267	54,846

Total sales	$256,196	$251,927	$205,929

Sales to external customers (by geography):
United States	$217,390	$204,027	$157,367
Other	38,806	47,900	48,562

Total sales	$256,196	$251,927	$205,929

Operating income (loss):
Medical	$1,766	$8,789	$12,149
Industrial	10,229	16,025	4,741
Commercial	169	743	1,952
Impairment, restructuring and in-process research and development charges	640	(495)	(22,221)

Total operating income (loss)	$12,804	$25,062	$(3,379)

The assets and related capital expenditures of the Company are not reported by segment. Property, plant and equipment by geography is as follows:

	2004	2003
US	$13,810	$16,225
Europe	4,050	3,673

Total Assets	$17,860	$19,898

Products sold within the Commercial and Medical segments to two customers comprised 31% and to one customer comprised 19% and 19% of total consolidated sales for the years ended September 24, 2004, September 26, 2003 and September 27, 2002, respectively.

NOTE 13    401(K) AND PROFIT SHARING

All employees in North America over 21 years of age are eligible to participate immediately in the 401(k) savings and profit sharing plan. Employees can contribute up to statutory maximums. The Company matches 5.5% of each participating employee’s eligible compensation, also subject to statutory maximums. Employer contributions vest immediately. The 401(k) plan expense amounted to $799, $894, and $758 for the years ended September 24, 2004, September 26, 2003, and September 27, 2002 respectively.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2004

(Dollars in thousands, except per share amounts)

NOTE 14    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and its components have no impact on the Company’s net income (loss). Comprehensive income (loss) and its components were as follows:

	2004	2003	2002
Net income (loss) (net of tax of $3,524, $8,577, and $(1,879), respectively)	$9,278	$15,202	$(3,062)
Other comprehensive income (loss):
Currency translation adjustment (net of tax of $521, $1,034, and $1,417, respectively)	1,319	2,618	2,312
Unrealized gain (loss) on available for sale securities (net of tax of $90, $(98), and $(88), respectively)	228	(248)	(143)

Total comprehensive income (loss)	$10,825	$17,572	$(893)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.    Other Information

None.

Part III

Item 10.    Directors and Executive Officers of Planar Systems, Inc.

The information set forth under the captions “Election of Directors”, “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 3, 2005, is incorporated by reference into this Report.

The Company has adopted the Planar Employees’ Code of Conduct that applies to all of the Company’s directors, officers and employees. A copy of the Code of Ethics is incorporated by reference as an Exhibit to this Report. The Planar Employees’ Code of Conduct is publicly available on the Company’s website under the Investors section (at http://www.planar.com/CCBN/governance.cfm). None of the material on the Company’s website is part of this report. If there is any waiver from any provision of the Planar Employees’ Code of Conduct to the Company’s executive officers or directors, the Company will disclose the nature of such waiver on its website or in a report on Form 8-K.

Item 11.    Executive Compensation

The information set forth under the captions “Election of Directors—Director Compensation,” “Executive Compensation,” “Compensation Committee Report of the Compensation Committee” and “Stock Performance Graph” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 3, 2005, is incorporated by reference into this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” and “Stock Owned by Management and Principal Shareholders” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 3, 2005, is incorporated by reference into this Report.

Item 13.    Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 3, 2005, is incorporated by reference into this Report.

Item 14.    Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 3, 2005, is incorporated by reference into this Report.

Part IV

Item 15.    Exhibits and Financial Statement, Schedules

(a)(1) Financial Statements

The financial statements of Planar Systems, Inc. as set forth under Item 8 are filed as part of this report.

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted since the information called for is not present in amounts sufficient to require submission of the schedules.

The independent registered public accounting firm report with respect to the above-listed financial statements appears on page 27 of this report.

(a)(3) Exhibits

Exhibit Number	Title
3.1	Second Restated Articles of Incorporation of Planar Systems, Inc. (1)

3.2	Second Restated Bylaws of Planar Systems, Inc. (9)

3.3	Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (2)

4.1	Specimen stock certificate (1)

4.4	Rights Agreement dated as of February 1, 1996 between Planar Systems, Inc. and First Interstate Bank of Oregon, N.A. (3)

10.1	Form of Indemnity Agreement between Planar Systems, Inc. and each of its executive officers and directors (1)*

10.2	1993 Stock Option Plan for Nonemployee Directors (1)*

10.3	1993 Incentive Stock Option Plan (1)*

10.4	1994 Employee Stock Purchase Plan (4)*

10.5	Lease agreement dated as of September 30, 1993 between Science Park Limited Partnership I and Planar System Inc. (1)

10.6	Lease agreement dated as of May 20, 1998 between Metra Corporation and Planar International, Ltd (English translation) (6)

10.7	1996 Stock Incentive Plan (5)*

10.8	Lease agreement dated May 30, 1997 between Pacific Realty Associates, L.P. and Planar America, Inc. (5)

10.9	Agreement and Plan of Merger dated as of May 13, 1999 by and among dpiX, Inc., Xerox Corporation and New dpiX LLC (7)

10.10	Planar Systems, Inc. Nonqualified Stock Option Agreement between Planar Systems, Inc. and William D. Walker dated as of May 13, 1999 (8)*

10.11	Executive Employment Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 24, 1999 (9)*

10.12	Restricted Stock Award Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 24, 1999 (9)*

10.13	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 27, 1999 (9)*

10.14	Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999 (9)*

Exhibit Number	Title
10.15	Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999 (9)*

10.16	Planar Systems, Inc. 1999 Nonqualified Stock Option Plan (9)*

10.17	Planar Systems, Inc. Deferred Compensation Plan (9)*

10.18	Agreement and Plan of Merger dated as of December 4, 2000 by and among Planar Systems, Inc., AllBrite Technologies, Inc., Corona Acquisition Corporation and certain Shareholders of AllBrite Technologies, Inc. (10)

10.19	First Amendment to Agreement and Plan of Merger dated as of December 11, 2000 by and among Planar Systems, Inc., AllBrite Technologies, Inc., Corona Acquisition Corporation and certain Shareholders of AllBrite Technologies, Inc. (10)

10.20	Shareholders Agreement dated as of December 4, 2000 by and among Planar Systems, Inc., AllBrite Technologies, Inc. and the Shareholders of AllBrite Technologies, Inc. (10)

10.21	Amendment to Executive Employment Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 26, 2000 (11)*

10.22	Form of Change in Control Agreement between Planar Systems, Inc. and certain executive officers dated as of September 26, 2000 (11)*

10.23	Lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (15)

10.24	Addendum to lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (15)

10.25	Agreement and Plan of Merger dated as of March 18, 2002 by and among Planar Systems, Inc., DOME imaging systems, inc., Bone Doctor Acquisition Corporation and certain stockholders of DOME. (12)

10.26	Stock Purchase Agreement dated April 22, 2002 by and among Planar Systems, Inc., Marlin E. Cobb, G. Richard Fryling II, Karen D. Miller and Peter M. Steven. (12)

10.27	Securities Purchase Agreement dated May 9, 2002 by and among Planar Systems, Inc. and the Purchaser. (13)

10.28	Registration Rights Agreement dated May 9, 2002 by and among Planar Systems, Inc. and the Purchaser. (13)

10.29	Master Equipment Lease dated June 24, 2002 between The Fifth Third Leasing Company and Planar Systems, Inc. (14)

10.30	Credit Agreement Dated as of December 16, 2003 among Planar Systems, Inc. and Bank of America, N.A. (17)

14.0	Code of Ethics of Planar Systems, Inc. (17)

21.0	Subsidiaries of Planar Systems, Inc.

23.0	Consent of KPMG LLP, Independent registered public accounting firm

24.0	Power of Attorney (included on Signature Page)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 27, 1996.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 1996.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994.
(5)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended September 26, 1997.
(6)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended September 25, 1998.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 20, 1999.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 1999.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 24, 1999.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2001.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2002.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2002.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2001.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 27, 2002.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 2003.

*	This exhibit constitutes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC

December 8, 2004	By:	/s/ STEVE BUHALY
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

/s/ BALAJI KRISHNAMURTHY Balaji Krishnamurthy	Chairman, President, Chief Executive Officer, Director (Principal Executive Officer)	December 8, 2004

/s/ STEVE BUHALY Steve Buhaly	Vice President, Chief Financial Officer, (Principal Financial and Accounting Officer)	December 8, 2004

/s/ WILLIAM D. WALKER William D. Walker	Director	December 8, 2004

/s/ CARL NEUN Carl Neun	Director	December 8, 2004

/s/ HEINRICH STENGER Heinrich Stenger	Director	December 8, 2004

/s/ E. KAY STEPP E. Kay Stepp	Director	December 8, 2004

/s/ GREGORY H. TURNBULL Gregory H. Turnbull	Director	December 8, 2004

/s/ STEVEN E. WYNNE Steven E. Wynne	Director	December 8, 2004