Form 10-Q
period 2004-12-31
PLANAR SYSTEMS INC
filed 2005-02-08
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended December 31, 2004

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

Number of common stock outstanding as of February 1, 2005

14,666,701 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended
	Dec. 31, 2004	Dec. 26, 2003
Sales	$63,088	$62,899
Cost of sales	49,429	46,438

Gross profit	13,659	16,461
Operating expenses:
Research and development, net	2,734	2,448
Sales and marketing	5,518	4,478
General and administrative	4,704	3,762
Amortization of intangible assets	648	708

Total operating expenses	13,604	11,396
Income from operations	55	5,065
Non-operating income (expense):
Interest, net	4	(256)
Foreign exchange, net	86	(69)
Other	(103)	27

Net non-operating expense	(13)	(298)
Income before income taxes	42	4,767
Provision for income taxes	14	1,668

Net income	$28	$3,099

Basic net income per share	$0.00	$0.21
Average shares outstanding - basic	14,675	14,513
Diluted net income per share	$0.00	$0.21
Average shares outstanding - diluted	14,853	15,053

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	Dec. 31, 2004	Sept. 24, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,867	$30,265
Accounts receivable	32,392	31,221
Inventories	46,765	51,802
Other current assets	11,753	11,005

Total current assets	129,777	124,293
Property, plant and equipment, net	20,097	17,860
Goodwill	49,001	49,001
Intangible assets	7,167	7,815
Other assets	5,186	7,455

	$211,228	$206,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,817	$19,946
Accrued compensation	4,785	3,007
Current portion of long-term debt and capital leases	195	193
Deferred revenue	2,020	1,413
Other current liabilities	6,951	9,114

Total current liabilities	35,768	33,673
Long-term debt and capital leases, less current portion	797	847
Other long-term liabilities	6,397	6,376

Total liabilities	42,962	40,896
Shareholders’ equity:
Common stock	131,350	130,924
Retained earnings	39,814	39,786
Accumulated other comprehensive loss	(2,898)	(5,182)

Total shareholders’ equity	168,266	165,528

	$211,228	$206,424

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(unaudited)

	Three months ended
	Dec. 31, 2004	Dec. 26, 2003
Cash flows from operating activities:
Net income	$28	$3,099
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,345	1,904
Loss on long-term investments	153	—
(Increase) decrease in accounts receivable	(703)	5,081
Decrease in inventories	5,215	3,093
Increase in other current assets	(1,165)	(504)
Increase in accounts payable	1,639	211
Increase (decrease) in accrued compensation	1,706	(862)
Increase (decrease) in deferred revenue	565	(143)
Decrease in other current liabilities	(2,575)	(2,485)

Net cash provided by operating activities	7,208	9,394
Cash flows from investing activities:
Purchase of property, plant and equipment	(566)	(1,085)
Increase in other long-term liabilities	—	491
(Increase) decrease in long-term assets	(4)	(491)

Net cash used in investing activities	(570)	(1,085)
Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(48)	(11,902)
Proceeds from long-term debt	—	6,761
Stock repurchase	—	(113)
Net proceeds from issuance of capital stock	426	2,883

Net cash provided by (used in) financing activities	378	(2,371)

Effect of exchange rate changes	1,586	1,264

Net increase in cash and cash equivalents	8,602	7,202

Cash and cash equivalents at beginning of period	30,265	37,424

Cash and cash equivalents at end of period	$38,867	$44,626

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in such financial statements has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 24, 2004.

Note 2 – STOCK-BASED COMPENSATION PLANS

Stock-based compensation plans

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

If the Company accounted for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Company’s net income and net income per share would approximate the following pro forma results:

	Three months ended
	Dec. 31, 2004	Dec. 26, 2003
Net income, as reported	$28	$3,099
Less total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,026)	(823)

Pro forma net income (loss)	$(988)	$2,276

Net income (loss) per share:
Basic—as reported	$0.00	$0.21

Basic—pro forma	$(0.07)	$0.16

Diluted—as reported	$0.00	$0.21

Diluted—pro forma	$(0.07)	$0.15

The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. FAS 123 does not apply to awards prior to January 1, 1995 and additional awards are anticipated in future periods.

On December 16, 2004, the Financial Accounting Standards Board revised FAS 123 with the issuance of Statement of Financial Accounting Standards 123 (revised 2004), “Shares Based Payment” (“FAS 123(R)”). This new standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments that are settled in cash. FAS 123(R) eliminates an enterprise’s ability to account for share-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value-based method. FAS 123(R) is effective for any interim or annual period beginning after June 15, 2005, and can be adopted using either a prospective or a retrospective method. Management is currently evaluating the effect the adoption of the standard will have on the financial statements, and the methodology that will be utilized for adoption.

Note 3 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Dec. 31, 2004	Sept. 24, 2004
	(Unaudited)
Raw materials	$12,773	$13,990
Work in process	2,172	1,942
Finished goods	31,820	35,870

	$46,765	$51,802

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

	Three months ended
	Dec. 31, 2004	Dec. 26, 2003
Research and development expense	$2,894	$2,589
Contract funding	(160)	(141)

Research and development, net	$2,734	$2,448

Note 5 - RESTRUCTURING CHARGES

The restructuring charges previously incurred affected the Company’s financial position as follows:

Other Liabilities
Balance as of September 24, 2004	$167
Cash paid out	(18)

Balance as of December 31, 2004	$149

During the first quarter of fiscal year 2005, the Company paid cash of $18 related to contractual liabilities and lease termination costs. The remaining amounts are expected to be paid primarily by the end of fiscal year 2005.

Note 6 - INCOME TAXES

The provision for income taxes has been recorded based upon the current estimate of the Company’s annual effective tax rate. This rate differs from the federal statutory rate primarily due to the provision for state income taxes and the effects of the Company’s foreign tax rates.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, management is not yet in a position to decide on whether, and to what extent, if any, foreign earnings that have not yet been remitted to the U.S might be repatriated. Based upon the limited analysis performed to date, management has not determined the potential effect of this provision. The Company may elect this one-time deduction in either its fiscal year ending September 30, 2005 or its fiscal year ending September 29, 2006. Management expects to finalize the assessment during 2005.

Note 7 – NET INCOME PER COMMON SHARE

Basic net income per share was computed using the weighted-average number of shares of common stock outstanding during each period. Diluted net income per share was computed using the weighted-average number of shares of common stock plus dilutive common equivalent shares outstanding during each period. Incremental shares of 178 and 540 for the quarters ended December 31, 2004 and December 26, 2003, respectively, were used in the calculations of diluted net income per share. Potential common equivalent shares related to stock options excludes 2,278 and 486 shares from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares for the periods ended December 31, 2004, and December 26, 2003, respectively.

Note 8 – COMPREHENSIVE INCOME

Comprehensive income was $2,312 and $4,715 for the quarters ended December 31, 2004 and December 26, 2003, respectively.

Note 9 – BUSINESS SEGMENTS

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Research and development expenses consist of both research and Quantum program expenses and product development expenses. Research expenses are allocated to the segments based upon a percentage of budgeted sales. Quantum program expenses are recorded in the Industrial segment. Quantum programs are “intrapreneurial” efforts launched with the intent of developing new potential business opportunities. Product development expenses are specifically identified by segment. Marketing expenses are generally allocated based upon a percentage of budgeted sales, while sales costs are specifically identified by segment. General and administrative expenses are allocated based upon a percentage of budgeted sales. Depreciation expense, interest expense, interest income, other non-operating items and income taxes by segment are not included in the internal information provided to the chief operating decision-maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to external customers below.

	Three months ended
	Dec. 31, 2004	Dec. 26, 2003
Net sales to external customers (by segment):
Medical	$20,638	$17,775
Industrial	14,258	14,134
Commercial	28,192	30,990

Total sales	$63,088	$62,899

Operating income (loss):
Medical	$(19)	$1,180
Industrial	1,634	2,862
Commercial	(1,560)	1,023

Total operating income	$55	$5,065

Note 10 – GUARANTEES

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

	Three Months Ended
	Dec. 31, 2004	Dec. 26, 2003
Balance as of beginning of period	$2,715	$2,372
Cash paid for warranty repairs	(769)	(937)
Provision for current period sales	817	775
Provision for prior period sales	(125)	(90)

Balance as of end of period	$2,638	$2,120

NOTE – 11 LONG-TERM DEBT

The Company entered into a $50,000 credit agreement in December 2003, which replaced the Company’s prior credit agreement. The Company had no borrowings outstanding as of December 31, 2004 and September 24, 2004. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt–to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. The Company was in compliance with these covenants as of December 31, 2004 and September 24, 2004. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended September 24, 2004.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on- going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, intangible asset valuation and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies and the related judgments and estimates affect the preparation of the consolidated financial statements.

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

As required by these rules, the Company performs an impairment review of goodwill annually, or earlier if indicators of potential impairment exist. This annual impairment review will be completed during the second quarter of fiscal year 2005, and the results are not yet known. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the relevant segments as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses become unfavorable, revenue and cost forecasts may not be achieved and the Company may incur charges for impairment of goodwill.

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

Income Taxes. The Company records a valuation allowance when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company assesses the need for a valuation allowance based upon its estimate of future taxable income covering a relatively short time horizon given the volatility in the markets the Company serves and its historic operating results. Tax planning strategies to use the Company’s recorded deferred tax assets are also considered. If the Company is able to realize the deferred tax assets in an amount in excess of its reported net amounts, an adjustment to decrease the valuation allowance associated with the deferred tax assets would increase earnings in the period such a determination was made. Similarly, if the Company should determine that its net deferred tax assets may not be realized to the extent reported, an adjustment to increase the valuation allowance associated with the deferred tax assets would be charged to income in the period such a determination was made.

Results Of Operations

Overview

Our results for the first quarter of 2005 were at the low end of our outlook for both sales and net income. Quarterly sales were $63.1 million in the first quarter of 2005 as compared to sales of $62.9 million in the first quarter of 2004. This slight increase was the result of a decrease in sales in the Commercial segment, offset by an increase in sales in the Medical segment. Net income per diluted share was $0.00 in the first quarter of 2005 as compared to $0.21 in the first quarter of 2004. Net income was $28,000 in the first quarter of 2005 as compared to $3.1 million in the first quarter of 2004. Net income in the first quarter of 2005 was negatively impacted by reduced margins in the Company’s Commercial segment, the result of a continued decline in market prices for products in this segment, a $0.5 million charge for bad debt due to the sudden insolvency of a customer, and a $0.2 million reduction in the carrying amount of an equity investment reflecting a further decline in the market value of this investment.

The Commercial segment’s reduction in sales in the first quarter of 2005 as compared to the first quarter of 2004, was primarily the result of a further decline in market prices of products in the Commercial segment. As a consequence of this, and an excess level of inventory at the beginning of the first quarter, many of the Commercial segment’s sales were at poor margins. During the quarter, we reduced inventory in the Commercial segment to levels we feel are appropriate and are at market-competitive costs.

Our Medical segment continues to benefit from our new strategy in digital imaging. Our marketing campaign of “affordable excellence”, launched in the second quarter of 2004, has taken hold in the marketplace and delivered expected results this quarter, including increased volume and penetration through our reseller channel partners. We believe we have gained market share in the digital imaging market through this strategic shift.

In our Industrial segment, business related to components products is currently stable and profitable, but long-term declines are believed to be inevitable for those types of products. Therefore, we have been redirecting our investment focus away from components and toward fully integrated solutions in chosen markets. We have identified front-office applications in retail establishments as a market opportunity with considerable potential growth. We believe digital technology, catalyzed by flat-panel displays, will increasingly be used to inform and interact with customers in retail establishments. We are developing complete hardware, software and system solutions for interactive retailing. Our solution will allow customer-facing devices to attract, interact and transact with customers while maintaining extensive logs of the interactions. We have completed pieces of this solution, engaged customers that are in synch with this future, and have started deployment of products.

Sales

The Company’s sales of $63.1 million in the first quarter of 2005 increased $0.2 million or 0.3% as compared to $62.9 million in the first quarter of 2004. The increase in sales was due to increased sales in the Medical segment, offset by decreased sales in the Commercial segment. Sales in the Medical segment increased $2.9 million or 16.1% to $20.6 million in the first quarter of 2005 from $17.8 million in the same period of 2004. The increase in Medical segment sales was due to increases in unit volume and market share resulting from the Company’s decision to adopt a strategy of “affordable excellence” in the marketplace. Sales in the Commercial segment decreased $2.8 million or 9.0% to $28.2 million in the first quarter of 2005 from $31.0 million in the first quarter of 2004. The decrease in Commercial segment sales was primarily due to continuing declines in market prices for the products in this segment. Industrial segment sales increased slightly with sales of $14.3 million the first quarter of 2005 as compared to sales of $14.1 million in the first quarter of 2004.

International sales increased $1.1 million or 11.4% to $10.7 million in the first quarter of 2005 as compared to $9.6 million recorded in the same quarter of the prior year. The increase in international sales was due to increased sales in both the Medical and Industrial segments. As a percentage of total sales, international sales increased to 16.9% in the first quarter of 2005 as compared to 15.3% in the same quarter for the prior year. The increase in international sales as a percentage of total sales was mainly attributable to the increased sales of Medical and Industrial segment products, and decreased sales of Commercial segment products, which are only sold in North America.

Gross Profit

The Company’s gross margin as a percentage of sales decreased to 21.7% in the first quarter of 2005 from 26.2% in the first quarter of 2004. The gross margin decrease was primarily due to the lower gross margins related to our Commercial segment relative to a year ago, offset by higher volumes and prices related to our EL products.

Research and Development

Research and development expenses increased $0.3 million or 11.7% to $2.7 million in the first quarter of 2005 from $2.4 million in the same quarter in the prior year. The increase was primarily due to higher spending on research and Quantum Programs as compared to the same period in the prior year. Quantum Programs are “intrapreneurial” efforts launched with the intent of developing new potential business opportunities. As a percentage of sales, research and development expenses increased to 4.3% in the first quarter of 2005 as compared to 3.9% in the same quarter of the prior year. Research and development spending primarily supports the Medical and Industrial segments and will tend to follow the business level of those segments while the Commercial segment incurs essentially no research and development spending.

Sales and Marketing

Sales and marketing expenses increased $1.0 million or 23.2% to $5.5 million in the first quarter of 2005 as compared to $4.5 million in the same quarter of the prior year. This increase was primarily due to additional spending in the Industrial and Medical segments related to increased investments for geographic expansion and the development of the Company’s retailing systems initiative, offset by reduced spending in the Commercial segment. As a percentage of sales, sales and marketing expenses increased to 8.7% in the first quarter of 2005 from 7.1% in the same quarter of the prior year. The Commercial segment sales and marketing expenses as a percentage of sales is far below the other segments. The geographic expansion investments drove the increase as a percentage of sales along with the other items mentioned above.

General and Administrative

General and administrative expenses increased $0.9 million or 25.0% to $4.7 million in the first quarter of 2005 from $3.8 million in the same period from the prior year, primarily due to a $0.5 million charge for bad debt due to the sudden insolvency of a customer, and additional personnel costs that arose due to increased employee count as compared to the prior year. As a percentage of sales, general and administrative expenses increased to 7.5% in the first quarter of 2005 from 6.0% in the same period of the prior year, primarily due to the aforementioned reasons.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets decreased to $648,000 in the first quarter of 2005 from $708,000 in the same period from the prior year, primarily due to certain intangible assets becoming fully amortized.

Total Operating Expenses

Total operating expenses increased $2.2 million or 19.4% to $13.6 million in the first quarter of 2005 from $11.4 million in the same period a year ago. The increase in operating expenses was primarily due to increases in research and development expenses, sales and marketing expenses, and general and administrative expenses for the reasons listed above. As a percentage of sales, operating expenses increased to 21.6% in the first quarter of 2005 from 18.1% in the same quarter of the prior year due to increases in research and development expenses, sales and marketing expenses, and general and administrative expenses.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. Net interest expense decreased from $256,000 in the first quarter of 2004 to interest income of $4,000 in the first quarter of 2005 due to lower interest expense on decreased borrowings as compared to the same quarter in the prior year.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a gain of $86,000 in the first quarter of 2005, as compared to a loss of $69,000 in the first quarter of 2004.

Other expense in the first quarter of 2005 includes a $153,000 charge related to the reduction in the carrying value of an investment in a publicly traded Taiwanese company, Topvision Technology, due to a sustained decline in that company’s market value that was determined to be other than temporary. The remaining value of the investment is approximately $760,000 as of December 31, 2004. The Company may incur additional charges in the future if Topvision’s market value continues to decline.

The Company currently realizes less than one-fifth of its sales outside of the United States and expects this to continue in the future. Additionally, the functional currency of the Company’s foreign subsidiary is the Euro, which must be translated to U. S. dollars for consolidation. The Company hedges its Euro exposure with foreign exchange forward contracts. The Company believes that hedging mitigates the risk associated with foreign currency fluctuations.

Provision for Income Taxes

The Company’s effective tax rate for the quarter ended December 31, 2004 was 34%, which is a 1% decrease from the tax rate of 35% in the first quarter of the prior year. The decrease was caused by a greater portion of our income coming from outside the United States. The difference between the effective tax rate and the federal statutory rate was primarily due to state income taxes and the effects of the Company’s foreign tax rates.

Net Income

In the first quarter of fiscal 2005, net income was $28,000 or zero cents per diluted share. In the same quarter of the prior year, net income was $3.1 million or $0.21 per diluted share.

Liquidity and Capital Resources

Net cash provided by operating activities was $7.2 million in the first quarter of 2005. Net cash provided by operating activities in the same quarter of the prior year was $9.4 million. The net cash provided by operations of $7.2 million in the first quarter of fiscal 2005 primarily related to depreciation and amortization, a decrease in inventories, and increases in accounts payable and accrued compensation, which were offset by increases in account receivable and other current assets, and a decrease in other current liabilities.

Working capital increased $3.4 million to $94.0 million at December 31, 2004 from $90.6 million at September 24, 2004. Total current assets increased $5.5 million in the first quarter of fiscal 2005. Cash and cash equivalents increased $8.6 million due to the reasons noted above. Accounts receivable increased $1.1 million due to timing of shipments and the collection of payments. Inventories decreased $5.0 million due to lower inventory levels associated with the Commercial segment. Current liabilities increased $2.1 million in the first quarter of 2005. Accounts payable increased $1.9 million due to the timing of payments to vendors. Accrued compensation increased $1.8 million due to the timing of payments related to accrued salaries and related benefits and taxes. Other current liabilities decreased $2.2 million primarily due to payments of income taxes.

During the first quarter of 2005, cash of $0.6 million was used to purchase plant, property and equipment. These capital expenditures primarily related to new software applications.

The Company entered into a $50 million credit agreement in December 2003, replacing the Company’s prior credit agreement. The Company had no borrowings outstanding as of December 31, 2004 and September 24, 2004. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. The Company was in compliance with these covenants as of December 31, 2004 and September 24, 2004. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. The Company also has a capital lease for the leasehold improvements in its corporate offices. The total minimum lease payments are $1.1 million, which are payable over the next five years. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and short-term and long-term debt obligations. The Company mitigates its risk by diversifying its investments among high-credit-quality securities in accordance with the Company’s investment policy.

The Company believes that its net income and cash flow exposure relating to rate changes for short-term and long-term debt obligations is not material. The Company primarily enters into debt obligations to support acquisitions, capital expenditures and working capital needs. The company does not hedge any interest rate exposures.

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

The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained open contracts of approximately $14.4 million as of December 31, 2004. If rates shifted dramatically, the Company believes it would not be impacted materially. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended December 31, 2004 that could significantly affect our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 5. Other Information

Director Compensation Plan. Nonemployee directors of the Company receive a $20,000 annual retainer plus $2,000 for attendance at each board meeting and $1,500 for attendance at each committee meeting, including telephonic meetings. Audit Committee members receive an additional annual retainer of $2,000. Under certain circumstances, the nonemployee directors of the Company are reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings. Nonemployee directors participate in the Company’s 1993 Stock Option Plan for Nonemployee Directors (the “1993 Nonemployee Director Plan”). Under the 1993 Nonemployee Director Plan, a 10,000 share stock option is granted to each new nonemployee director at the time such person is first elected or appointed to the Board. In addition, each nonemployee director receives a stock option annually after each annual meeting of shareholders. The size of each director’s annual option grant is based on his or her level of service on the Board of Directors. Each nonemployee director receives an option to purchase 5,000 shares of common stock. An additional 2,000 share stock option is granted to the nonemployee director who is then serving as the Chairman of the Board of Directors or as the Lead Director. An additional 1,000 share stock option is granted to each nonemployee director who is then serving as chairman of a committee of the Board. Mr. Stenger receives an additional 1,000 share stock option grant annually for his service as a member of the Board of Directors of the Company’s Finnish subsidiary.

2005 Cash Bonus Plan. The Compensation Committee has established a cash bonus plan for all of the Company’s employees including executive officers. For fiscal 2005, the Compensation Committee established bonus targets for the Chief Executive Officer and the other executive officers based on the Company’s achievement of target levels of operating income and gross profit each quarter and for the fiscal year. If the financial performance criteria are satisfied, the executive officers receive bonuses only to the extent such criteria continue to be met after all other employees of the Company have been paid their targeted incentive compensation. The Chief Executive Officer receives a bonus only to the extent the financial performance criteria continue to be met after the other executive officers have been paid their targeted incentive compensation.

Employee Stock Purchase Plan. On February 3, 2005, the Company’s shareholders approved the adoption of the Planar Systems, Inc. 2004 Employee Stock Purchase Plan (the “ESPP”). The ESPP replaces the 1994 Employee Stock Purchase Plan, under which the final offering period was completed on September 30, 2004. A total of 400,000 shares of Common Stock have been reserved under the ESPP. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. The ESPP is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the power to make and interpret all rules and regulations it deems necessary to administer the ESPP and has broad authority to amend the ESPP, subject to certain amendments requiring shareholder approval.

All regular status employees of the Company and its subsidiaries, including the Company’s officers, are eligible to participate in the ESPP if they: (i) are customarily employed in a position with regular hours of 20 or more hours a week and (ii) are customarily employed more than five months in any calendar year. Eligible employees may elect to contribute from 1% to 10% of their cash compensation during each pay period. The ESPP provides for two annual six-month offering periods, beginning on April 1 and October 1 of each year (the “Enrollment Dates”). During the offering periods, participants accumulate funds in an account via payroll deduction. At the end of each six-month offering period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of Common Stock. The purchase price per share is equal to 85% of the lower of (a) the fair market value of the Common Stock on the Enrollment Date of the offering period or (b) the fair market value on the date of purchase. Unless a participant files a withdrawal notice before the beginning of the next offering period, such participant will automatically be re-enrolled for the next offering period.

The ESPP is filed herewith as Exhibit 10.2. The foregoing description of the ESPP does not purport to be complete and is qualified in its entirety by reference to the ESPP.

The following issues and uncertainties, among others, should be considered in evaluating the Company’s future financial performance and prospects for growth. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) contained in the Company’s Annual Report on Form 10-K for the year ended September 24, 2004.

OUTLOOK: ISSUES AND UNCERTAINTIES

The medical market and our medical strategy could cause disruptive behaviors in the market.

In February, 2004, the Company announced to its customers, and to the marketplace in general, a significant change in its digital imaging marketing strategy. The Company declared a strategy of maintaining its product leadership position while also establishing a price leadership position. As digital imaging technologies have become more readily available, it has become clear that the Company’s previous strategy of maintaining significant price differentiation for what was becoming decreasing product differentiation would not be successful over the long term. The Company believes that moving to a price leadership strategy, while preserving the brand equity of the Company’s products in the digital imaging marketplace, should allow us to discourage low-cost competitors and derive the most value from our market position.

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

Our reliance on contract manufacturers involves certain risks, including:

•	lack of control over production capacity and delivery schedules;

•	unanticipated interruptions in transportation and logistics;

•	limited control over quality assurance, manufacturing yields and production costs;

•	potential termination by our vendors of agreements to supply materials to us, which would necessitate our contracting of alternative suppliers, which may not be possible;

•	risks associated with international commerce, including unexpected changes in legal and regulatory requirements, foreign currency fluctuations and changes in tariffs; and

•	trade policies and political and economic instability.

Some of the contract manufacturers with which we do business are located in Asia. Asia has experienced several earthquakes, tsunamis and typhoons which resulted in many Asian companies experiencing related business interruptions. Our business could suffer significantly if the operations of vendors there or elsewhere were disrupted for extended periods of time.

We currently have a contract with a software developer in India to develop software on our behalf. We do not have a long-term contract with this developer, and if the developer were to terminate its arrangement with us or become unable to provide software to us on a timely basis we could be unable to sell future products that this software would be integrated into.

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

Future operating results will depend on our ability to continue to provide new product solutions that compare favorably on the basis of cost and performance with competitors. Our success in attracting new customers and developing new business depends on various factors, including the following:

•	use of advances in technology;

•	innovative development of products for new markets, including those aimed at retail establishments;

•	efficient and cost-effective services;

•	timely completion of the design and manufacture of new product solutions; and

•	software currently being developed on our behalf by a software developer located in India.

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

Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, limitations on imports or exports, changes in environmental standards or regulations, or the expropriation of private enterprises also could have a materially adverse effect. Any actions by our host countries to curtail or reverse policies that encourage foreign investment or foreign trade also could adversely affect our operating results. In addition, U.S. trade policies, such as “most favored nation” status and trade preferences for certain Asian nations, could affect the attractiveness of our services to our U.S. customers.

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

We currently have a contract with a software developer in India to develop software on our behalf. Any software developed by them on our behalf could be subject to patent infringement by others.

The market price of our common stock may be volatile.

The market price of our common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing price of our stock ranged from $9.47 to $25.85. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

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

To remain competitive, we may continue to make significant investments in research and development. Some of these projects can result in significant expenditures for materials, labor and overhead, and there are no guarantees that these new technologies or products, including those products aimed at retail establishments and software being developed for us by others, will result in future sales, which would materially adversely affect our operating results. As a result of the increase in operating expenses related to these development expenditures, our failure to increase sufficiently our net sales to offset these increased costs would adversely affect our operating results.

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

We cannot provide any assurance that current environmental laws, or any laws enacted in the future, will not have a material adverse effect on our business.

Our operations are subject to environmental regulations in each of the jurisdictions in which we conduct business. Some of our products use substances, such as lead, that are highly regulated or will not be allowed in certain jurisdictions in the future. If we cannot remove such substances from our products, we may be unable to sell our products in such jurisdictions. We are currently working to replace such substances in our products. In addition, regulations have been enacted in certain states which impose restrictions on waste disposal in the future. If we do not comply with applicable rules and regulations in connection with the use and disposal of such substances, we could be subject to significant liability or loss of future sales.

Item 6. Exhibits.

(a)

10.1	First Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, National Association, dated as of December 21, 2004 (incorporated by reference to Current Report on Form 8-K filed on December 21, 2004).

10.2	Planar Systems, Inc. 2004 Employee Stock Purchase Plan.

10.3	Planar Systems, Inc. Director Compensation Plan.

10.4	Planar Systems, Inc. 2005 Cash Bonus Plan.

10.5	Form of Planar Systems, Inc. 1996 Stock Incentive Plan Stock Option Agreement.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC.
(Registrant)

DATE: February 8, 2005	/s/ Scott Hildebrandt
Scott Hildebrandt
Vice President and
Chief Financial Officer