Form 10-Q
period 2005-04-01
PLANAR SYSTEMS INC
filed 2005-05-11
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended April 1, 2005

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

Number of common stock outstanding as of May 6, 2005

14,711,368 shares, no par value per share

PLANAR SYSTEMS, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	Apr. 1, 2005	Mar. 26, 2004	Apr. 1, 2005	Mar. 26, 2004
Sales	$61,096	$58,614	$124,184	$121,513
Cost of sales	47,832	45,330	97,261	91,768

Gross profit	13,264	13,284	26,923	29,745
Operating expenses:
Research and development, net	2,664	2,829	5,398	5,277
Sales and marketing	5,758	4,246	11,276	8,724
General and administrative	4,252	3,958	8,956	7,720
Amortization of intangible assets	557	708	1,205	1,416
Impairment and restructuring charges	5,168	—	5,168	—

Total operating expenses	18,399	11,741	32,003	23,137
Income (loss) from operations	(5,135)	1,543	(5,080)	6,608
Non-operating income (expense):
Interest, net	76	(85)	79	(342)
Foreign exchange, net	(17)	66	69	(3)
Other, net	(742)	(378)	(844)	(350)

Net non-operating expense	(683)	(397)	(696)	(695)
Income (loss) before income taxes	(5,818)	1,146	(5,776)	5,913
Provision (benefit) for income taxes	(1,648)	402	(1,634)	2,070

Net income (loss)	$(4,170)	$744	$(4,142)	$3,843

Basic net income (loss) per share	$(0.28)	$0.05	$(0.28)	$0.26
Average shares outstanding - basic	14,678	14,598	14,677	14,562
Diluted net income (loss) per share	$(0.28)	$0.05	$(0.28)	$0.26
Average shares outstanding - diluted	14,678	14,852	14,677	14,937

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	Apr. 1, 2005	Sept. 24, 2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$47,684	$30,265
Accounts receivable	21,782	31,221
Inventories	48,246	51,802
Other current assets	10,850	11,005

Total current assets	128,562	124,293

Property, plant and equipment, net	17,076	17,860
Goodwill	49,001	49,001
Intangible assets	4,959	7,815
Other assets	4,242	7,455

	$203,840	$206,424

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,102	$19,946
Accrued compensation	7,098	3,007
Current portion of long-term debt and capital leases	182	193
Deferred revenue	1,660	1,413
Other current liabilities	4,778	9,114

Total current liabilities	32,820	33,673

Long-term debt and capital leases, less current portion	747	847
Other long-term liabilities	6,621	6,376

Total liabilities	40,188	40,896

Shareholders’ equity:
Common stock	131,761	130,924
Retained earnings	35,644	39,786
Accumulated other comprehensive loss	(3,753)	(5,182)

Total shareholders’ equity	163,652	165,528

	$203,840	$206,424

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(unaudited)

	Six months ended
	Apr. 1, 2005	Mar. 26, 2004
Cash flows from operating activities:

Net income (loss)	$(4,142)	$3,843
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,675	4,446
Impairment and restructuring charges	5,168	—
Loss on long-term investments	887	—
Decrease in accounts receivable	9,724	4,095
(Increase) decrease in inventories	3,649	(5,812)
Increase in other current assets	(274)	(2,249)
Increase (decrease) in accounts payable	(747)	4,711
Increase (decrease) in accrued compensation	2,271	(1,494)
Increase in deferred revenue	158	22
Increase (decrease) in other current liabilities	(3,618)	1,071

Net cash provided by operating activities	17,751	8,633

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,677)	(3,008)
Increase in long-term assets	(230)	(104)

Net cash used in investing activities	(1,907)	(3,112)

Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(111)	(12,057)
Proceeds from long-term debt	—	6,936
Stock repurchase	—	(113)
Net proceeds from issuance of capital stock	837	3,193

Net cash provided by (used in) financing activities	726	(2,041)

Effect of exchange rate changes	849	1,040

Net increase in cash and cash equivalents	17,419	4,520
Cash and cash equivalents at beginning of period	30,265	37,424

Cash and cash equivalents at end of period	$47,684	$41,944

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in such financial statements has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 24, 2004. Interim results are not necessarily indicative of results for the entire year.

Note 2 – STOCK-BASED COMPENSATION PLANS

Stock-based compensation plans

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

If the Company accounted for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Company’s net income (loss) and net income (loss) per share would approximate the following pro forma results:

	3 months ended		6 months ended
	Apr. 1, 2005	Mar. 26, 2004	Apr. 1, 2005	Mar. 26, 2004
Net income (loss), as reported	$(4,170)	$744	$(4,142)	$3,843
Less total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(2,094)	(790)	(3,035)	(1,614)

Pro forma net income (loss)	$(6,264)	$(46)	$(7,177)	$2,229

Earnings (loss) per share:
Basic—as reported	$(0.28)	$0.05	$(0.28)	$0.26

Basic—pro forma	$(0.43)	$0.00	$(0.49)	$0.15

Diluted—as reported	$(0.28)	$0.05	$(0.28)	$0.26

Diluted—pro forma	$(0.43)	$0.00	$(0.49)	$0.15

The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. FAS 123 does not apply to awards prior to January 1, 1995 and additional awards are anticipated in future periods.

On December 16, 2004, the Financial Accounting Standards Board revised FAS 123 with the issuance of Statement of Financial Accounting Standards 123 (revised 2004), “Shares Based Payment” (“FAS 123(R)”). This new standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments that are settled in cash. FAS 123(R) eliminates an enterprise’s ability to account for share-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value-based method. FAS 123(R) is effective for annual periods beginning after June 15, 2005, and can be adopted using either a prospective or a retrospective method. Management is currently evaluating the effect the adoption of the standard will have on the financial statements, and the methodology that will be utilized for adoption.

On April 1, 2005, the Company accelerated the vesting of all stock options granted on or before September 24, 2004, issued at an exercise price equal to or greater than $13.00, which were awarded to employees, officers and directors under the Company’s various stock option plans. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. For pro forma disclosure requirements under FAS 123, the Company recognized $1,694 of stock-based compensation for all options for which vesting was accelerated, net of tax. The Company took this action because it may produce a more favorable impact on the Company’s results from operations in light of the effective date of FAS 123(R). In addition, because these options have exercise prices substantially in excess of current market values, the accelerated vesting does not provide material value to the optionees.

Note 3 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Apr. 1, 2005	Sept. 24, 2004
	(Unaudited)
Raw materials	$11,759	$13,990
Work in process	1,825	1,942
Finished goods	34,662	35,870

	$48,246	$51,802

Note 4 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. The Company periodically enters into research and development contracts with certain private-sector companies. These contracts generally provide for reimbursement of costs. Funding from research and development contracts is recognized as a reduction in operating expenses during the period in which the services are performed and related direct expenses are incurred, as follows:

	Three Months Ended		Six Months Ended
	April 1, 2005	March 26, 2004	April 1, 2005	March 26, 2004
Research and development expense	2,852	2,875	5,746	5,463
Contract funding	(188)	(46)	(348)	(186)

Research and development, net	$2,664	$2,829	$5,398	$5,277

Note 5 – IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges for the three month and six month periods ended April 1, 2005 consist of:

Impairment charges	$3,368
Restructuring charges	1,800

Total	$5,168

During the second quarter of fiscal 2005, the Company determined that certain long-lived assets were impaired, and therefore recorded a $3,368 charge to reduce these assets to fair value. This determination was based on a review of operational results for certain product lines and shifts in strategic direction for certain company activities. This impairment charge includes $1,651 for identifiable intangible assets related to developed technology, for which the underlying undiscounted cash flows did not support the carrying value of the assets, $656 of capitalized costs associated with a discontinued information technology systems development effort, and $1,061 of tooling for products that were abandoned, discontinued or for which the undiscounted cash flows did not support the asset’s carrying value. Fair value was determined based on a discounted cash flow analysis for each asset that was determined to be impaired.

During the second quarter of fiscal 2005, the Company adopted a cost reduction plan, including the termination of employment of certain employees. Restructuring charges of $1,800, primarily related to severance benefits, have been recorded pursuant to this plan. During the second quarter of fiscal 2005, no cash was paid related to these restructuring charges, and the amounts are primarily expected to be paid in the third quarter of fiscal 2005.

Restructuring charges incurred affected the Company’s financial position as follows:

	Accrued Compensation	Other Liabilities
Balance as of September 24, 2004	$—	$167
Cash paid out	—	(167)
Additional Charges	1,800	—

Balance as of April 1, 2005	$1,800	$—

During the second quarter of fiscal year 2005, the Company paid cash of $149 related to contractual liabilities and lease termination costs. For the first six months of 2005, the cash paid was $167.

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

Note 7 – NET INCOME PER COMMON SHARE

Basic net income per share was computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share was computed using the weighted average number of shares of common stock plus dilutive common equivalent shares outstanding during each period. No incremental shares were included in the calculation of diluted net income per share for the three and six month periods ended April 1, 2005 as to do so would be antidilutive, however, incremental shares used would have been 172 and 169 for the three and six month periods ended April 1, 2005, respectively. Incremental shares of 254 and 375 for the three and six month periods ended March 26, 2004, respectively, were used in the calculations of diluted net income per share. Potential common equivalent shares related to stock options exclude 1,780 and 1,026 shares for the three and six months ended March 26, 2004, respectively. These shares are not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

Note 8 – COMPREHENSIVE INCOME

Comprehensive income (loss) was ($5,025) and $700 for the quarters ended April 1, 2005 and March 26, 2004, respectively. Comprehensive income (loss) for the six month periods ended April 1, 2005 and March 26, 2004 was ($2,713) and $5,415, respectively.

Note 9 – BUSINESS SEGMENTS

The Company is organized based upon the markets for the products and services that it offers. Under this organizational structure, the Company operates in three main segments: Medical, Industrial and Commercial. The Industrial and Medical segments derive revenue primarily through the development and marketing of electroluminescent displays, liquid crystal displays, color active matrix liquid crystal displays and software. The Commercial segment derives revenue primarily through the marketing of color active matrix liquid crystal displays and plasma displays that are sold through distributors to end users.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Research and development expenses consist of research, Quantum program and product development expenses. These expenses are allocated to the segments based upon a percentage of budgeted sales. Quantum programs are “intrapreneurial” efforts launched with the intent of developing new potential business opportunities. These expenses are recorded in the Industrial segment. Product development, marketing and sales costs are generally identified by segment. General and administrative expenses are allocated based upon a percentage of budgeted sales. From time to time the Company changes the allocation methodologies based upon changes in its business and the underlying assumptions related to its fixed and variable cost pools. The Company has not restated the results of prior periods for changes in allocation methodologies. Depreciation expense, interest expense, interest income, other non-operating items and income taxes by segment are not included in the internal information provided to the chief operating decision-maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to external customers below.

	3 months ended		6 months ended
	Apr. 1, 2005	Mar. 26, 2004	Apr. 1, 2005	Mar. 26, 2004
Net sales to external customers (by segment):
Medical	$19,253	$18,939	$39,891	$36,714
Industrial	15,416	13,446	29,674	27,580
Commercial	26,427	26,229	54,619	57,219

Total sales	$61,096	$58,614	$124,184	$121,513

Operating income (loss):
Medical	$170	$(882)	$151	$298
Industrial	1,623	2,150	3,257	5,012
Commercial	(1,760)	275	(3,320)	1,298
Impairment and restructuring charges	(5,168)	—	(5,168)	—

Total operating income (loss)	$(5,135)	$1,543	$(5,080)	$6,608

Note 10 – GUARANTEES

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

	3 months ended		6 months ended
	Apr. 1, 2005	Mar. 26, 2004	Apr. 1, 2005	Mar. 26, 2004
Balance as of beginning of period	$2,638	$2,120	$2,715	$2,372
Cash paid for warranty repairs	(1,170)	(743)	(1,939)	(1,680)
Provision for current period sales	1,059	791	1,876	1,566
Provision for prior period sales	(26)	134	(151)	44

Balance as of end of period	$2,501	$2,302	$2,501	$2,302

NOTE – 11 LONG-TERM DEBT

The Company entered into a $50,000 credit agreement in December 2003, which replaced the Company’s prior credit agreement. The Company had no borrowings outstanding as of April 1, 2005 and September 24, 2004. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt–to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges and costs associated with exit or disposal activities, are added back to net income in the calculation of EBITDA. The Company was in compliance with these covenants as of April 1, 2005 and September 24, 2004. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million.

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

Product Warranties. The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance over a specified period of time, generally between 12 and 36 months, at no cost to the Company’s customers. The Company’s policy is to establish warranty reserves at levels that represent its estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. The Company believes that its recorded liabilities are adequate to cover its future cost of materials, labor and overhead for the servicing of its products. If product failure rates, or material or service delivery costs differ from the Company’s estimates, its warranty liability would need to be revised accordingly.

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

As required by these rules, the Company performs an impairment review of goodwill annually, or earlier if indicators of potential impairment exist. This annual impairment review was completed during the second quarter of fiscal year 2005, and no impairment was found. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the relevant segments as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products, if the products fail to gain expected market acceptance, or if market conditions in the related businesses become unfavorable, revenue and cost forecasts may not be achieved and the Company may incur charges for impairment of goodwill.

For identifiable intangible assets, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the estimated cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges for impairment of these assets, as it did this quarter. The revised value is based on the new estimated discounted cash flow associated with the asset. Impairment could result if the underlying technology fails to gain market acceptance, the Company fails to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions in the related businesses become unfavorable.

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

RESULTS OF OPERATIONS

Overview

Total sales for the Company in the second quarter of 2005 were $61.1 million, down 3.2% compared to sales of $63.1 million in the first quarter of 2005. The commercial business was impacted by a continued decline in market prices for flat-panel monitors, and the medical business was impacted by several large digital imaging deals that pushed out of the second quarter of 2005 at quarter end. Sales in the industrial business were strong, as a result of healthy sales of EL-based technology products, and a 25% sequential growth rate of sales in China. Sales in the second quarter of 2005 were up 4.2% compared to sales of $58.6 in the second quarter of 2004, due primarily to growth in the industrial business and medical business.

Net loss per diluted share was $0.28 in the second quarter of 2005 as compared to net income per diluted share of $0.00 in the first quarter of 2005. Net loss was $4.2 million in the second quarter of 2005 as compared to net income of $28,000 in the first quarter of 2005. Net loss in the second quarter of 2005 includes pre-tax charges totaling $5.9 million, composed of impairment and restructuring charges. A charge of $1.8 million was comprised primarily of severance payments resulting from a reduction in administrative and support employees, and will be reflected in cash flow primarily in the third quarter of 2005, and an additional non-cash charge of $4.1 million was required to reduce the carrying value of certain long-lived assets that were determined to have been impaired. Total future cost savings as a result of the impairment and restructuring actions taken are expected to exceed $1.8 million per quarter, beginning with the third quarter, without directly impacting the Company’s key growth initiatives or ongoing revenue.

The Company has taken a number of actions in the commercial business including changes in management and reduction in personnel as a result of the cost reduction plan. While these changes may not eliminate the volatility this business creates, management continues to believe that the business provides key synergistic benefits for the medical and industrial segments. The Company is currently focused on stabilizing this business and returning it to desired levels of financial performance.

In the Medical unit, sales of component products to medical OEMs remains healthy, however digital imaging sales in the second quarter of 2005 were negatively impacted by several large deals that pushed out of the second quarter at quarter end. These deals included large hospitals replacing their existing PACS installations, where they typically have the ability to delay an upgrade without impacting quality of care. Management expects products to be shipped in the second half of 2005 for the majority of these opportunities. Management believes that demand on the Company’s OEMs continues to be strong as their book of orders has increased. During the second quarter of 2005 the Company launched the Dome Dashboard product, a stand-alone software product, which management expects to gain traction with the Company’s current installed base of systems as well as winning new opportunities in the future.

In the Industrial segment, business related to components products is currently stable and profitable, but long-term declines are believed to be inevitable for those types of products. Therefore, the Company has been redirecting it’s investment in its components business in geographies where they offer unique market benefits, and directing its broader investments toward moving from components to fully integrated solutions in chosen markets. Management has identified customer-facing applications in retail establishments as a market opportunity with growth potential. Management believes digital technology, catalyzed by flat-panel displays, will increasingly be used to inform and interact with customers in retail establishments. The Company is developing complete hardware, software and system solutions for interactive retailing. This solution will allow customer-facing devices to attract, interact and transact with customers while maintaining extensive logs of the interactions. The Company has completed pieces of this solution, engaged customers that are in synch with this future, and has started deployment of products.

Sales

The Company’s sales of $61.1 million in the second quarter of 2005 increased $2.5 million or 4.2% as compared to $58.6 million in the second quarter of 2004. The increase in sales was due primarily to increased sales in the Industrial segment. Industrial segment sales increased $2.0 million or 14.7% with sales of $15.4 million in the second quarter of 2005 as compared to sales of $13.4 million in the second quarter of 2004. Industrial sales volume benefited during the quarter from increased sales of component products and from final orders for certain products. Sales in the Medical segment increased $0.3 million or 1.7% to $19.3 million in the second quarter of 2005 from $18.9 million in the same period of 2004. The increase in Medical segment sales was due to increased sales of digital imaging products and increased sales of services, offset by reduced sales of point-of-care products. Sales in the Commercial segment increased slightly with sales of $26.4 million in the second quarter of 2005, up from $26.2 million in the second quarter of 2004. Sales in the Commercial segment were negatively impacted by a continued decline in market prices, primarily due to oversupply of products that existed throughout the industry during the second quarter of 2005.

The Company’s sales of $124.2 million in the first six months of 2005 increased $2.7 million or 2.2% compared to $121.5 million in the same period of 2004. The increase in sales was primarily due to increased sales in the medical and industrial segments, offset by reduced sales in the commercial segment. Medical segment sales increased $3.2 million or 8.7% to $39.9 million in the first six months of 2005 from $36.7 million in the same period of 2004. Medical sales increased due to increased sales of digital imaging and component products, offset by reduced sales of point-of-care products. Industrial segment sales increased $2.1 million or 7.6% to $29.7 million in the first six months of 2005 from $27.6 million in the same period of 2004. Industrial sales volume benefited during the six month period from increased sales of component products and from final orders for certain products. Commercial segment sales decreased $2.6 million or 4.5% to $54.6 million in the first six months of 2005 from $57.2 million in the same period of 2004. Sales in the commercial segment were negatively impacted by a continued decline in market prices, primarily due to oversupply of products that existed throughout the industry during the first six months of fiscal 2005.

International sales increased $0.5 million or 4.5% to $11.2 million in the second quarter of 2005 as compared to $10.8 million recorded in the same quarter of the prior year. International sales for the first six months of 2005 increased $1.6 million or 7.7% to $21.9 million from $20.4 million in the same period of 2004. The increase in international sales in both the three and six month periods was due to increased sales in both EL-based technology and components products. As a percentage of total sales, international sales remained flat at 18.4% in the second quarter of both 2005 and 2004. For the first six months of 2005 and 2004, international sales, as a percentage of total sales, increased to 17.7% from 16.8% in the same period of the prior year. Since the commercial business does not actively market or sell its products outside of North America, international sales represent predominantly the medical and industrial segments.

Gross Profit

The Company’s gross margin as a percentage of sales decreased to 21.7% in the second quarter of 2005 from 22.7% in the second quarter of 2004. The gross margin decrease was primarily due to the lower gross margins related to our Commercial segment relative to a year ago, offset by higher sales volumes and prices related to our components products and higher volumes related to our digital imaging products. For the first six months of 2005, the Company’s gross margin was 21.7% compared to 24.5% in the first six months of 2004. The gross margin decrease was primarily due to lower gross margins related to our Commercial segment and lower sales prices related to our digital imaging products, offset by higher sales volumes and prices related to our components products, as compared to the same period in the prior year.

Research and Development

Research and development expenses decreased $0.2 million or 5.8% to $2.7 million in the second quarter of 2005 from $2.8 million in the same quarter in the prior year. For the first six months of 2005, research and development expense increased $0.1 million or 2.3% to $5.4 million from $5.3 million. As a percentage of sales, research and development expenses decreased to 4.4% in the second quarter of 2005 as compared to 4.8% in the same quarter of the prior year. As a percentage of sales, research and development expenses were 4.3% in both the first six months of 2005 and 2004. Research and development spending primarily supports the Medical and Industrial segments and will tend to follow the business level of those segments while the Commercial segment incurs essentially no research and development spending.

Sales and Marketing

Sales and marketing expenses increased $1.5 million or 35.6% to $5.8 million in the second quarter of 2005 as compared to $4.2 million in the same quarter of the prior year. Sales and marketing expenses increased $2.6 million or 29.3% to $11.3 million in the first six months of 2005 as compared to $8.7 million in the same period of the prior year. These increases were primarily due to additional spending in the Industrial and Medical segments for geographic expansion and the Company’s retailing systems initiative. As a percentage of sales, sales and marketing expenses increased to 9.4% in the second quarter of 2005 from 7.2% in the same quarter of the prior year. As a percentage of sales, sales and marketing expenses increased to 9.1% in the first six months of 2005 compared to 7.2% in the same period of the prior year. The Commercial segment sales and marketing expenses as a percentage of sales is far below the other segments. The geographic expansion investments drove the increase as a percentage of sales along with the other item mentioned above.

General and Administrative

General and administrative expenses increased $0.3 million or 7.4% to $4.3 million in the second quarter of 2005 from $4.0 million in the same period from the prior year, primarily due to additional personnel costs. General and administrative expenses increased $1.2 million or 16.0% to $9.0 million in the first six months of 2005 from $7.7 in the same period of the prior year due to a $0.5 million charge for bad debt due to the sudden insolvency of a customer and the same reason mentioned above. As a percentage of sales, general and administrative expenses increased to 7.0% in the second quarter of 2005 from 6.8% in the same period of the prior year. For the first six months of 2005, general and administrative expenses, as a percentage of sales, increased to 7.2% from 6.4% for the same period of the prior year, primarily due to the aforementioned reasons.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets decreased to $557,000 in the second quarter of 2005 from $708,000 in the same period from the prior year due to certain intangible assets becoming fully amortized and a reduction in the carrying value of certain intangible assets which were determined to have been impaired. For the first six months of 2005, expenses for amortization of intangible assets decreased to $1.2 million from $1.4 million due to the same reasons mentioned above.

Impairment and Restructuring Charges

Impairment and restructuring charges of $5.2 million are composed of two charges for the three and six month periods ended April 1, 2005. A charge of $1.8 million was comprised primarily of severance and an additional charge of $3.4 million for the impairment of certain long-lived assets.

During the second quarter of fiscal 2005, the Company determined that certain long-lived assets were impaired, and therefore recorded a $3.4 million charge to reduce these assets to fair value. This determination was based on a review of operations and assets which is performed on a quarterly basis. This impairment charge includes $1.7 million for identifiable intangible assets related to developed technology, for which the underlying undiscounted cash flows did not support the carrying value of the assets, $0.7 million of capitalized costs associated with a discontinued information technology systems development effort, and $1.1 million of tooling for products that were abandoned, discontinued, or for which the undiscounted cash flows did not support the asset’s carrying value. Fair value was determined based on a discounted cash flow analysis for each asset that was determined to be impaired.

During the second quarter of fiscal 2005, the Company adopted a cost reduction plan, including the termination of employment of certain employees. Restructuring charges of $1.8 million, primarily related to severance benefits, have been recorded pursuant to this plan. During the second quarter of fiscal 2005, no cash was paid related to these restructuring charges, and the amounts are primarily expected to be paid in the third quarter of fiscal 2005.

Total Operating Expenses

Total operating expenses increased $6.7 million or 56.7% to $18.4 million in the second quarter of 2005 from $11.7 million in the same period a year ago. For the first six months of 2005, total operating expenses increased $8.9 million or 38.3% to $32.0 million from $23.1 million in the same period of the prior year. The increase in operating expenses for the three and six month periods ended April 1, 2005 was primarily due to $5.2 million in impairment and restructuring charges being recorded in the second quarter of 2005 with no corresponding charge in the same period a year ago. In addition, operating expenses for the three and six month periods ended April 1, 2005 increased due to increases in sales and marketing expenses and general and administrative expenses, and were offset by reduced expenses associated with the amortization of intangible assets for the reasons listed above. As a percentage of sales, operating expenses increased to 30.1% in the second quarter of 2005 from 20.0% in the same quarter of the prior year. As a percentage of sales, operating expenses increased to 25.8% in the first six months of 2005 from 19.0% in the same period of the prior year. These increases were due to the reasons listed above.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. Net interest expense decreased from $85,000 in the second quarter of 2004 to interest income of $76,000 in the second quarter of 2005. Net interest expense for the first six months of 2005 decreased from $342,000 in 2004 to interest income of $79,000 in 2005. These changes were due to lower interest expense on decreased borrowings and higher cash balances earning interest as compared to the same periods in the prior year.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a loss of $17,000 in the second quarter of 2005, as compared to a gain of $66,000 in the second quarter of 2004. In the first six months of 2005, foreign currency gains and losses amounted to a gain of $69,000 as compared to a loss of $3,000 in the same period of 2004.

The Company currently realizes less than one-fifth of its sales outside of the United States and is attempting to increase foreign sales through geographic expansion initiatives. Additionally, the functional currency of the Company’s foreign subsidiary is the Euro, which must be translated to U. S. dollars for consolidation. The Company hedges its Euro exposure with foreign exchange forward contracts. The Company believes that hedging mitigates the risk associated with foreign currency fluctuations.

Other expense in the second quarter of 2005 includes a $734,000 charge related to reducing the carrying value of an investment in a publicly traded Taiwanese company, Topvision Technology. In the first six months of 2005, other expense includes an $887 charge related to the reduction in the carrying value of the Company’s investment in Topvision Technology. The reduction in the carrying value is due to a sustained decline in that company’s market value that was determined to be other than temporary. The investment is reflected at a minimal estimated net realizable value as of April 1, 2005.

Provision for Income Taxes

The Company’s effective tax rate for the quarter and six months ended April 1, 2005 was approximately 28%, which is a 7% decrease from the tax rate of 35% in the second quarter and six months ended March 26, 2004. The decrease was caused by the effects of losses created by the charges related to impairment and restructuring, causing a greater portion of our income to be from outside the United States. The difference between the effective tax rate and the federal statutory rate was primarily due to the effects of losses created by the charges related to impairment and restructuring, state income taxes and the effects of the Company’s foreign tax rates.

Net Income (Loss)

In the second quarter of fiscal 2005, net loss was $4.2 million or $0.28 cents per share. In the same quarter of the prior year, net income was $744,000 or $0.05 per diluted share. For the first six months of fiscal 2005, net loss was $4.1 million or $0.28 per share compared to net income of $3.8 million or $0.26 per diluted share in the comparable period of the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities was $17.8 million in the first six months of 2005. Net cash provided by operating activities in the same period of the prior year was $8.6 million. The net cash provided by operations in the first six months of fiscal 2005 primarily relates to depreciation and amortization, impairment and restructuring charges, neither of which required current cash outlay, decreases in accounts receivable and inventories, and an increase in accrued compensation, offset by decreases in other current liabilities and accounts payable.

Working capital increased $5.1 million to $95.7 million at April 1, 2005 from $90.6 million at September 24, 2004. Total current assets increased $4.3 million in the first half of fiscal 2005. Cash and cash equivalents increased $17.4 million due to the reasons noted above. Accounts receivable decreased $9.4 million due to timing of shipments and the collection of payments. Inventories decreased $3.6 million due to lower inventory levels associated with the Commercial and Medical segments, offset by an increase in the Industrial segment. Current liabilities decreased $0.9 million in the first half of 2005. Accounts payable decreased $0.8 million due to the timing of payments to vendors. Accrued compensation increased $4.1 million due to a $1.8 million charge related to severance as a result of our cost reduction programs and due to the timing of payments related to accrued salaries and related benefits and taxes. Other current liabilities decreased $4.3 million primarily due to reductions in income taxes payable.

During the first half of 2005, cash of $1.7 million was used to purchase plant, property and equipment. These capital expenditures were primarily related to new software applications and manufacturing equipment.

The Company entered into a $50 million credit agreement in December 2003, replacing the Company’s prior credit agreement. The Company had no borrowings outstanding as of April 1, 2005 and September 24, 2004. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges and costs associated with exit or disposal activities, are added back to net income in the calculation of EBITDA. The Company was in compliance with these covenants as of April 1, 2005 and September 24, 2004. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. The Company also has a capital lease for the leasehold improvements in its corporate offices. The total minimum lease payments are $1.1 million, which are payable over the next five years. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company mitigates its risk by diversifying its investments among high-credit-quality securities in accordance with the Company’s investment policy.

The Company believes that its net income and cash flow exposure relating to rate changes for short-term and long-term debt obligations is not material. The Company primarily enters into debt obligations to support acquisitions, capital expenditures and working capital needs. The company does not hedge any interest rate exposures.

The Euro is the functional currency of the Company’s European subsidiary. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained open contracts of approximately $17.2 million as of April 1, 2005. If rates shifted dramatically, the Company believes it would not be impacted materially. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended April 1, 2005 that could significantly affect our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 5.	Other Information

Submission of Matters to a Vote of Shareholders

The Company’s 2005 Annual Meeting of Shareholders was held February 3, 2005, at which the following actions were taken by a vote of shareholders:

The following nominees were elected as Directors by the votes and for the terms as indicated below:

Nominee	For	Withheld	Term Ending
Carl W. Neun	12,504,287	580,474	2008
Gregory H. Turnbull	11,019,108	2,065,653	2008
Steve E. Wynne	12,449,758	635,003	2008

The proposal to approve the Planar Systems, Inc. 2004 Employee Stock Purchase Plan received the following votes:

Votes
For	7,836,367
Against	278,729
Abstain	447,685
Broker non-vote	4,521,980

Acceleration of Vesting of Stock Options

On April 1, 2005 the Compensation Committee of the Board of Directors approved the acceleration of the vesting of all stock options granted on or before September 24, 2004, issued at an exercise price equal to or greater than $13.00, which were awarded to employees and officers under the Company’s various stock option plans. The number of options that were accelerated that are held by executive officers of the Company are as follows:

Executive Officers	Number of Shares	Exercise Price
Balaji Krishnamurthy	19,431 19,501 30,600 75,000	$ $ $ $	16.36 20.15 23.11 23.92

Christopher N. King	20,000		$23.92

Steven J. Buhaly	10,917 9,871 15,300 50,000	$ $ $ $	16.36 20.15 23.11 23.92

Separation Agreement and Release

On April 4, 2005, the Company entered into a Separation Agreement and Release with Chris N. King, the Company’s Executive Vice President and Chief Technical Officer (the “Agreement”) in connection with the termination of Dr. King’s employment with the Company. The Agreement provides for the payment to Dr. King of an additional twelve months base salary ($265,000) and $40,000 to fund the continuation of health insurance benefits for a period of eighteen months. Dr. King has agreed that for a period of twelve months he will not (i) solicit business from any person or entity that is or was during the twelve months before the termination date a customer, client or prospect of the Company, (ii) hire or use the services of any then-current employee of the Company, or (iii) aid others in doing anything described in (i) or (ii). Dr. King has also agreed that, for a period of twelve months, he will not engage in any activity that is competitive with the Company in any place that the Company is doing business or is planning to do so. Dr. King and the Company entered into a Change in Control Agreement effective as of September 26, 2000, which terminated by its terms upon the termination of Dr. King’s employment with the Company.

Consulting Agreement

Pursuant to the Separation Agreement and Release, the Company and Dr. King entered into a Consulting Agreement effective as of April 4, 2005. Pursuant to the Consulting Agreement, Dr. King will provide consulting services and advice to the Company on an as-needed basis at the request of the Company’s President and CEO. The Consulting Agreement is for a term ending on April 4, 2006. Dr. King will be paid $5,000 in consideration for his availability to perform and the performance of the services requested.

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

We may continue to experience losses selling commercial products.

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

Recent market conditions have been characterized by rapid declines in end user pricing. Such declines cause the company’s inventory to lose value and trigger price protection obligations for channel inventory. Supply and pricing of LCD panels has been very volatile and will likely be in the future. This volatility, combined with lead times of eight to twelve weeks, may cause us to pay too much for products or suffer inadequate product supply.

We do not have long-term agreements with our resellers, who generally may terminate our relationship with 30- to 60-days notice. Such action by our resellers could substantially harm our operating results in this segment.

The Commercial segment has seen tremendous growth since we entered the market in fiscal 2001. Revenue from commercial products grew to $121.8 million in fiscal 2004. This revenue could also quickly decrease due to competition, alternative products, pricing changes in the market place and potential shortages of products which would adversely affect our revenue levels and our results of operations. This segment absorbs a portion of the Company’s fixed costs. If this segment was discontinued or substantially reduced in size, it may not be possible to eliminate all of the fixed overhead costs that are allocated to the segment. If that were the case, a portion of the allocated fixed costs would have to be absorbed by the other two segments, potentially adversely affecting our overall financial performance.

Shortages of components and materials may delay or reduce our sales and increase our costs.

Inability to obtain sufficient quantities of components and other materials necessary to produce our displays could result in reduced or delayed sales. We obtain much of the material we use in the manufacture of our displays from a limited number of suppliers, and we do not have long-term supply contracts with any of them. For some of this material we do not have a guaranteed alternative source of supply. As a result, we are subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. The company currently faces difficulty ensuring an adequate supply of high resolution glass used in its medical displays. We are actively engaged in efforts to address this risk area.

For most of our products, vendor lead times significantly exceed our customers’ required delivery time causing us to order to forecast rather than order based on actual demand. Competition in the market continues to reduce the period of time customers will wait for product delivery. Ordering raw material and building finished goods based on our forecast exposes the Company to numerous risks including our inability to service customer demand in an acceptable timeframe, holding excess and obsolete inventory or having unabsorbed manufacturing overhead.

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

Our research and development efforts with respect to new technologies may not result in market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, cost issues, yield problems and other factors. Even when we successfully complete a research and development effort with respect to a particular technology, we may fail to gain market acceptance due to:

•	inadequate access to sales channels;

•	superior products developed by our competitors;

•	price considerations;

•	ineffective market promotions and marketing programs; and

•	lack of market demand for the products.

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

Variability of customer requirements or losses of key customers may adversely affect our operating results.

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

We believe that our continued success partly depends on protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. We seek to protect our technology under trade secret laws, which afford only limited protection. We face risks associated with our intellectual property, including the following:

•	pending patent and copyright applications may not be issued;

•	patent and copyright applications are filed only in limited countries;

•	intellectual property laws may not protect our intellectual property rights;

•	others may challenge, invalidate, or circumvent any patent or copyright issued to us;

•	rights granted under patents or copyrights issued to us may not provide competitive advantages to us;

•	unauthorized parties may attempt to obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights; and

•	others may independently develop similar technology or design around any patents issued to us.

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

The market price of our common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing price of our stock ranged from $8.01 to $14.25. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

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

Products aimed at retail establishments may not result in commercial success.

Our retailing initiatives are focused on an emerging market for customer-facing displays which are used to interact with and inform customers in retail establishments. This emerging market has had and will likely continue to have changing requirements. Our inability to meet this requirement could have an adverse effect on the commercial success of these initiatives. In addition, the market for retail products has been characterized by long sales cycles and may continue to be in the future. Participation in the retail market requires significant up-front investment with no guarantee of future profitability.

A significant slowdown in the demand for our customers’ products would adversely affect our business.

In portions of our medical and industrial segments, we design and manufacture various display solutions that our customers incorporate into their products. As a result, our success partly depends upon the widespread market acceptance of our customers’ products. Accordingly, we must identify industries that have significant growth potential and establish relationships with customers who are successful in those industries. Failure to identify potential growth opportunities or establish relationships with customers in those industries would adversely affect our business. Dependence on the success of our customers’ products exposes us to a variety of risks, including the following:

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

We cannot provide any assurance that current environmental laws and product quality specification standards, or any laws or standards enacted in the future, will not have a material adverse effect on our business.

Our operations are subject to environmental and product quality regulations in each of the jurisdictions in which we conduct business. Some of our products use substances, such as lead, that are highly regulated or will not be allowed in certain jurisdictions in the future. If we cannot remove such substances from our products, we may be unable to sell our products in such jurisdictions. We are currently working to replace such substances in our products. In addition, regulations have been enacted in certain states which impose restrictions on waste disposal in the future. If we do not comply with applicable rules and regulations in connection with the use and disposal of such substances, we could be subject to significant liability or loss of future sales. Additionally, the European Union requires certain product quality specification standards to be met. If we are unable to comply with these standards, we will not be allowed to sell our digital imaging products within the European Union.

Item 6.	Exhibits.

(a)

10.1	Separation Agreement and Release by and between Planar Systems, Inc. and Chris N. King dated April 4, 2005.

10.2	Consulting Agreement by and between Planar Systems, Inc. and Chris N. King dated April 4, 2005.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: May 10, 2005	/s/ Scott Hildebrandt
Scott Hildebrandt
Vice President and Chief Financial Officer