Form 10-Q
period 2005-07-01
PLANAR SYSTEMS INC
filed 2005-08-10
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended July 1, 2005

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

Number of common stock outstanding as of August 5, 2005

14,722,486 shares, no par value per share

PLANAR SYSTEMS, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Sales	$53,191	$66,663	$177,375	$188,176
Cost of sales	40,791	51,354	138,052	143,122

Gross profit	12,400	15,309	39,323	45,054
Operating expenses:
Research and development, net	2,259	2,535	7,657	7,812
Sales and marketing	4,777	4,505	16,053	13,229
General and administrative	3,471	3,881	12,426	11,601
Amortization of intangible assets	305	668	1,510	2,084
Impairment and restructuring charges	—	—	5,168	—

Total operating expenses	10,812	11,589	42,814	34,726
Income (loss) from operations	1,588	3,720	(3,491)	10,328
Non-operating income (expense):
Interest, net	239	(91)	318	(433)
Foreign exchange, net	154	112	223	109
Other, net	(11)	42	(856)	(308)

Net non-operating income (expense):	382	63	(315)	(632)
Income (loss) before income taxes	1,970	3,783	(3,806)	9,696
Provision (benefit) for income taxes	591	1,130	(1,043)	3,200

Net income (loss)	$1,379	$2,653	$(2,763)	$6,496

Basic net income (loss) per share	$0.09	$0.18	$(0.19)	$0.45
Average shares outstanding - basic	14,722	14,636	14,692	14,582
Diluted net income (loss) per share	$0.09	$0.18	$(0.19)	$0.44
Average shares outstanding - diluted	14,834	14,785	14,692	14,871

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	July 1, 2005	Sept. 24, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,655	$30,265
Accounts receivable	19,171	31,221
Inventories	41,824	51,802
Other current assets	9,614	11,005

Total current assets	124,264	124,293
Property, plant and equipment, net	15,789	17,860
Goodwill	48,016	49,001
Intangible assets	4,654	7,815
Other assets	3,882	7,455

	$196,605	$206,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,976	$19,946
Accrued compensation	5,104	3,007
Current portion of long-term debt and capital leases	201	193
Deferred revenue	2,438	1,413
Other current liabilities	3,783	9,114

Total current liabilities	26,502	33,673

Long-term debt and capital leases, less current portion	696	847
Other long-term liabilities	6,564	6,376

Total liabilities	33,762	40,896

Shareholders’ equity:
Common stock	131,809	130,924
Retained earnings	37,023	39,786
Accumulated other comprehensive loss	(5,989)	(5,182)

Total shareholders’ equity	162,843	165,528

	$196,605	$206,424

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(unaudited)

	Nine months ended
	July 1, 2005	June 25, 2004
Cash flows from operating activities:
Net income (loss)	$(2,763)	$6,496
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	6,861	6,700
Impairment and restructuring charges	5,168	—
Loss on long-term investments	887	—
Decrease in accounts receivable	12,180	6,678
(Increase) decrease in inventories	9,962	(9,673)
(Increase) decrease in other current assets	1,253	(2,298)
Increase (decrease) in accounts payable	(5,178)	6,709
Increase (decrease) in accrued compensation	1,496	(1,218)
Increase in deferred revenue	1,036	815
Increase (decrease) in other current liabilities	(5,444)	589

Net cash provided by operating activities	25,458	14,798

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,223)	(4,601)
Increase in other long-term liabilities	13	—
Increase in long-term assets	(67)	(128)

Net cash used in investing activities	(2,277)	(4,729)

Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(143)	(21,440)
Proceeds from long-term debt	—	6,936
Stock repurchase	—	(113)
Net proceeds from issuance of capital stock	885	3,607

Net cash provided by (used in) financing activities	742	(11,010)

Effect of exchange rate changes	(533)	280

Net increase (decrease) in cash and cash equivalents	23,390	(661)

Cash and cash equivalents at beginning of period	30,265	37,424

Cash and cash equivalents at end of period	$53,655	$36,763

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

Note 2 - STOCK-BASED COMPENSATION PLANS

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

If the Company accounted for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Company’s net income (loss) and net income (loss) per share would approximate the following pro forma results:

	3 months ended		9 months ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Net income (loss), as reported	$1,379	$2,653	$(2,763)	$6,496
Less total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(178)	(784)	(3,208)	(2,398)

Pro forma net income (loss)	$1,201	$1,869	$(5,971)	$4,098

Earnings (loss) per share:
Basic—as reported	$0.09	$0.18	$(0.19)	$0.45

Basic—pro forma	$0.08	$0.13	$(0.41)	$0.28

Diluted—as reported	$0.09	$0.18	$(0.19)	$0.44

Diluted—pro forma	$0.08	$0.13	$(0.41)	$0.27

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

On April 1, 2005, the Company accelerated the vesting of all stock options granted on or before September 24, 2004, issued at an exercise price equal to or greater than $13.00, which were awarded to employees, officers and directors under the Company’s various stock option plans. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. For pro forma disclosure requirements under FAS 123, the Company recognized $1,694 of stock-based compensation for all options for which vesting was accelerated, net of tax, during the quarter ended April 1, 2005. The Company took this action because it may produce a more favorable impact on the Company’s results from operations in light of the effective date of FAS 123(R). In addition, because these options have exercise prices substantially in excess of current market values, the accelerated vesting does not provide material value to the optionees.

Note 3 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	July 1, 2005	Sept. 24, 2004
	(Unaudited)
Raw materials	$11,324	$13,990
Work in process	1,538	1,942
Finished goods	28,962	35,870

	$41,824	$51,802

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

	Three Months Ended		Nine Months Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Research and development expense	$2,334	$2,574	$8,080	$8,037
Contract funding	(75)	(39)	(423)	(225)

Research and development, net	$2,259	$2,535	$7,657	$7,812

Note 5 - IMPAIRMENT AND RESTRUCTURING CHARGES

There were no impairment and restructuring charges in the three month period ended July 1, 2005. Impairment and restructuring charges for the nine month period ended July 1, 2005 consist of:

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

During the second quarter of fiscal 2005, the Company adopted a cost reduction plan, including the termination of employment of certain employees. Restructuring charges of $1,800, primarily related to severance benefits, were recorded pursuant to this plan in the second quarter of fiscal 2005. During the second quarter of fiscal 2005, no cash was paid related to these restructuring charges, and in the third quarter of fiscal 2005 the Company made payments of $1,329.

Restructuring charges incurred affected the Company’s financial position as follows:

	Accrued Compensation	Other Liabilities
Balance as of September 24, 2004	$—	$167
Additional Charges	1,800	—
Cash paid out	(1,329)	(167)

Balance as of July 1, 2005	$471	$—

During the third quarter of fiscal year 2005, the Company made no payments related to contractual liabilities and lease termination costs, as the remaining $167 liability was paid in full during the first six months of 2005.

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

In the three month period ended July 1, 2005, certain estimated tax liability balances that were recorded upon the acquisition of DOME imaging systems, inc. were determined to be in excess of the actual amount owed based upon completion of audits for those open, pre-acquisition years, and the Company therefore reduced goodwill and other current liabilities by $985,000.

Note 7 - NET INCOME PER COMMON SHARE

Basic net income per share was computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share was computed using the weighted average number of shares of common stock plus dilutive common equivalent shares outstanding during each period. Incremental shares of 112 for the three month period ended July 1, 2005 were used in calculations of diluted net income per share. No incremental shares were included in the calculation of diluted net income per share for the nine month period ended July 1, 2005 as to do so would be antidilutive, however, incremental shares used would have been 130 for the nine month period ended July 1, 2005. Incremental shares of 149 and 289 for the three and nine month periods ended June 25, 2004, respectively, were used in the calculations of diluted net income per share. Potential common equivalent shares related to stock options exclude 2,174 and 2,234 shares for the three month periods ended July 1, 2005 and June 25, 2004, respectively, and 1,751 shares for the nine months ended June 25, 2004. These shares are not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

Note 8 - COMPREHENSIVE INCOME

Comprehensive income (loss) was ($857) and $2,231 for the quarters ended July 1, 2005 and June 25, 2004, respectively. Comprehensive income (loss) for the nine month periods ended July 1, 2005 and June 25, 2004 was ($3,570) and $7,646, respectively.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Research and development expenses consist of research, Quantum program and product development expenses. These expenses are allocated to the segments based upon a percentage of budgeted sales. Quantum programs are “intrapreneurial” efforts launched with the intent of developing new business opportunities. These expenses are recorded in the Industrial segment. Product development, marketing and sales costs are generally identified by segment. General and administrative expenses are allocated based upon a percentage of budgeted sales. From time to time the Company changes the allocation methodologies based upon changes in its business and the underlying assumptions related to its fixed and variable cost pools. The Company has not restated the results of prior periods for changes in allocation methodologies. Depreciation expense, interest expense, interest income, other non-operating items and income taxes by segment are not included in the internal information provided to the chief operating decision-maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to external customers below.

	Three months ended		Nine months ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Net sales to external customers (by segment):
Medical	$17,210	$20,181	$57,101	$56,895
Industrial	13,203	13,077	42,877	40,657
Commercial	22,778	33,405	77,397	90,624

Total sales	$53,191	$66,663	$177,375	$188,176

Operating income (loss):
Medical	$250	$596	$401	$894
Industrial	1,907	2,765	5,165	7,777
Commercial	(569)	359	(3,889)	1,657
Impairment and restructuring charges		—	(5,168)	—

Total operating income (loss)	$1,588	$3,720	$(3,491)	$10,328

Note 10 – GUARANTEES

The Company provides a warranty for its products and establishes an allowance at the time of sale which it believes is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

	Three months ended		Nine months ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Balance as of beginning of period	$2,501	$2,302	$2,715	$2,372
Cash paid for warranty repairs	(961)	(927)	(2,900)	(2,607)
Provision for current period sales	1,005	953	2,881	2,519
Provision for prior period sales	—	—	(151)	44

Balance as of end of period	$2,545	$2,328	$2,545	$2,328

NOTE – 11 LONG-TERM DEBT

The Company entered into a $50,000 credit agreement in December 2003, which replaced the Company’s prior credit agreement. The Company had no borrowings outstanding as of July 1, 2005 and September 24, 2004. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt–to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges and costs associated with exit or disposal activities, are added back to net income in the calculation of EBITDA. The Company was in compliance with these covenants as of July 1, 2005 and September 24, 2004. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million.

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

Revenue Recognition. The Company’s policy is to recognize revenue for product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. Some distributor agreements allow for return of products and provide price protection under certain conditions within limited time periods. Such return rights are generally limited to short-term stock rotation. The Company estimates sales returns and price adjustments based on historical experience and other qualitative factors. The Company estimates expected sales returns and price adjustments and records the amounts as a reduction of revenue at the later of the time of shipment or when the pricing decision is made. Each period, price protection is estimated based upon pricing decisions made and information received from customers as to the amount of inventory they are holding. The Company’s policies comply with the guidance provided by Staff Accounting Bulletin No. 104, Revenue Recognition, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of uncollectibility is minimal.

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

Inventory. The Company is exposed to a number of economic and industry factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage, or subject to lower of cost or market issues. These factors include, but are not limited to, technological and regulatory changes in the Company’s markets, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, new product introductions, product phase-outs and the availability of key components from the Company’s suppliers. The Company’s policy is to reduce the value of inventory when conditions exist that suggest that its inventory may be in excess of anticipated demand or is obsolete based upon its assumptions about future demand for its products and market conditions. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the Company’s adjustments are intended to reduce the carrying value of its inventory to its net realizable value. If actual demand for the Company’s products deteriorates or market conditions become less favorable than those that the Company projects, additional inventory adjustments may be required.

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

For identifiable intangible assets, which consist primarily of developed technology related to certain products, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the estimated cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges for impairment of these assets, as it did in the second quarter of 2005. The revised value is based on the new estimated discounted cash flow associated with the asset. Impairment could result if the associated products do not sell as expected.

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

RESULTS OF OPERATIONS

Overview

Total sales for the Company in the third quarter of 2005 were $53.2 million, down 12.9% compared to sales of $61.1 million in the second quarter of 2005, with sales in all segments decreasing from the second quarter to the third quarter of 2005. The Commercial business continues to be impacted by a highly competitive environment for flat-panel monitors, and the Medical business was impacted by declines in display components sold to medical OEMs and by continued delays in PACS installations at several large hospitals. The comparison of sequential sales in the Industrial business was affected in the third quarter of 2005 by unusually high sales in the second quarter of 2005, as the level of upside requests from customers fell to more traditional levels in the third quarter as compared to the second quarter. Sales in the third quarter of 2005 were down 20.2% compared to sales of $66.7 million in the third quarter of 2004, due to reductions in sales in the Commercial and Medical businesses on a year-on-year basis and offset by slight growth in the industrial business.

Net income per diluted share was $0.09 in the third quarter of 2005 as compared to net loss of $0.28 per diluted share in the second quarter of 2005, which included impairment and restructuring charges of $0.28 per diluted share, net of tax. Net income was $1.4 million in the third quarter of 2005 as compared to net loss of $4.2 million in the second quarter of 2005, which included pre-tax charges of $5.9 million for impairment and restructuring.

Operating loss in the Commercial segment improved to a $0.6 million loss in the third quarter from a $1.8 million loss in the second quarter of 2005 due to lower operating expenses and price protection charges in the third quarter . The reduction in operating expenses resulted from actions taken related to the Company’s cost reduction plan, undertaken at the end of the second quarter of 2005. Although these changes will not eliminate the volatility the Commercial business creates, management believes that the Commercial business provides key synergistic benefits for the Medical and Industrial segments and continues to focus on returning it to desired levels of financial performance.

In the Medical segment, third quarter 2005 sales declined primarily due to lower volumes of display components sold to medical equipment manufacturers as compared to the second quarter of 2005. Management believes that there is a growing and competitive PACS market, and believes the Company is taking the right steps to more fully capitalize on the opportunities this market presents.

In the Industrial segment, the Company experienced anticipated declines in the components business within the United States, and has been redirecting its investment to geographies where they offer unique market benefits. The Company has also been redirecting its broader investments from components to fully integrated solutions in chosen markets, such as customer-facing applications in retail establishments. The Company is developing complete hardware, software and system solutions for interactive retailing, which will allow customer-facing devices to attract, interact and transact with customers while maintaining extensive logs of the interactions. The Company has completed pieces of this solution, engaged customers that are in synch with this future, and is continuing to deploy products.

Sales

The Company’s sales of $53.2 million in the third quarter of 2005 decreased $13.5 million or 20.2% as compared to $66.7 million in the third quarter of 2004. The decrease in sales was due primarily to decreased sales in the Commercial segment. Commercial segment sales decreased $10.6 million or 31.8% with sales of $22.8 million in the third quarter of 2005 as compared to sales of $33.4 million in the third quarter of 2004. Commercial sales were impacted by declines in market prices for flat-panel monitors. Sales in the Medical segment decreased $3.0 million or 14.7% to $17.2 million in the third quarter of 2005 from $20.2 million in the same period of 2004. The decrease in Medical segment sales was due primarily to decreased sales of components products and point-of-care products, due to reduced sales of component products to medical OEMs and greater than anticipated delays in PACS installations at several large hospitals. Sales in the Industrial segment increased slightly with sales of $13.2 million in the third quarter of 2005, up from $13.1 million in the third quarter of 2004. Sales in the Industrial segment benefited from increased sales related to Quantum programs, offset by reduced sales of components products as final orders were received for certain products.

The Company’s sales of $177.4 million in the first nine months of 2005 decreased $10.8 million or 5.7% compared to $188.2 million in the same period of 2004. The decrease in sales was primarily due to decreased sales in the Commercial segment, offset by increased sales in the Medical and Industrial segments. Commercial segment sales decreased $13.2 million or 14.6% to $77.4 million in the first nine months of 2005 from $90.6 million in the same period of 2004. Sales in the Commercial segment were negatively impacted by declines in market prices, primarily due to oversupply of products that existed throughout the industry during the first nine months of fiscal 2005. Medical segment sales increased slightly by $0.2 million or 0.4% to $57.1 million in the first nine months of 2005, from $56.9 million in the same period in 2004. Industrial segment sales increased $2.2 million or 5.5% to $42.9 million in the first nine months of 2005 from $40.7 million in the same period of 2004. Industrial sales volume benefited during the nine month period from final orders for certain component products.

International sales increased $0.1 million or 1.0% to $9.6 million in the third quarter of 2005 as compared to $9.5 million recorded in the same quarter of the prior year. International sales for the first nine months of 2005 increased $1.6 million or 5.5% to $31.5 million from $29.9 million in the same period of 2004. The increase in international sales in both the three and nine month periods was due to increased investments in geographic expansion and increased sales of components products. As a percentage of total sales, international sales increased to 18.0% in the third quarter of 2005 from 14.3% in the same period of 2004. For the first nine months of 2005, international sales, as a percentage of total sales, increased to 17.8% from 15.9% in the same period of the prior year. Since the Commercial business does not actively market or sell its products outside of North America, international sales are primarily in the medical and industrial segments.

Gross Profit

The Company’s gross margin as a percentage of sales increased to 23.3% in the third quarter of 2005 from 23.0% in the third quarter of 2004. The gross margin increase was primarily due to the lower sales in our Commercial segment relative to a year ago, as Commercial segment products generally have a lower gross margin than those of the Medical and Industrial segments. For the first nine months of 2005, the Company’s gross margin was 22.2% compared to 23.9% in the first nine months of 2004. The gross margin decrease was primarily due to lower gross margins in our Commercial segment, offset by higher sales volumes and prices related to components products.

Research and Development

Research and development expenses decreased $0.3 million or 10.9% to $2.3 million in the third quarter of 2005 from $2.5 million in the same quarter in the prior year. For the first nine months of 2005, research and development expense decreased $0.2 million or 2.0% to $7.7 million from $7.8 million in the same period of 2004. As a percentage of sales, research and development expenses increased to 4.2% in the third quarter of 2005 as compared to 3.8% in the same quarter of the prior year. As a percentage of sales, research and development expenses were 4.3% in the first nine months of 2005 as compared to 4.2% in the same period of the prior year. Research and development spending primarily supports the Medical and Industrial segments and tends to follow the business level of those segments.

Sales and Marketing

Sales and marketing expenses increased $0.3 million or 6.0% to $4.8 million in the third quarter of 2005 as compared to $4.5 million in the same quarter of the prior year. Sales and marketing expenses increased $2.8 million or 21.3% to $16.1 million in the first nine months of 2005 as compared to $13.2 million in the same period of the prior year. These increases were primarily due to additional spending in the Industrial and Medical segments for geographic expansion and the Company’s retailing systems initiative. As a percentage of sales, sales and marketing expenses increased to 9.0% in the third quarter of 2005 from 6.8% in the same quarter of the prior year. As a percentage of sales, sales and marketing expenses increased to 9.1% in the first nine months of 2005 compared to 7.0% in the same period of the prior year. The Commercial segment sales and marketing expenses as a percentage of sales is far below the other segments. The geographic expansion investments and the decrease in total sales drove the increase as a percentage of sales along with the other item mentioned above.

General and Administrative

General and administrative expenses decreased $0.4 million or 10.6% to $3.5 million in the third quarter of 2005 from $3.9 million in the same period from the prior year, primarily due to major cost reduction measures taken at the end of the second quarter of 2005. General and administrative expenses increased $0.8 million or 7.1% to $12.4 million in the first nine months of 2005 from $11.6 in the same period of the prior year due to a $0.5 million charge for bad debt due to the sudden insolvency of a customer and additional personnel costs incurred in the first six months of 2005, offset by cost reduction measures taken at the end of the second quarter of 2005. As a percentage of sales, general and administrative expenses increased to 6.5% in the third quarter of 2005 from 5.8% in the same period of the prior year, due to a greater decrease in sales on a percentage basis than in general and administrative expenses. For the first nine months of 2005, general and administrative expenses, as a percentage of sales, increased to 7.0% from 6.2% for the same period of the prior year, primarily due to the aforementioned reason.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets decreased to $305,000 in the third quarter of 2005 from $668,000 in the same period from the prior year due to certain intangible assets becoming fully amortized and a reduction in the carrying value of certain intangible assets which were determined to have been impaired in the second quarter of fiscal 2005. For the first nine months of 2005, expenses for amortization of intangible assets decreased to $1.5 million from $2.1 million due to the same reasons mentioned above.

Impairment and Restructuring Charges

Impairment and restructuring charges of $5.2 million are composed of two charges for the nine month period ended July 1, 2005. In the second quarter of fiscal 2005, a charge of $1.8 million was comprised primarily of severance and an additional charge of $3.4 million for the impairment of certain long-lived assets. There were no impairment and restructuring charges in the three month period ended July 1, 2005.

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

During the second quarter of fiscal 2005, the Company adopted a cost reduction plan, including the termination of employment of certain employees. Restructuring charges of $1.8 million, primarily related to severance benefits, were recorded pursuant to this plan. During the second quarter of fiscal 2005, no cash was paid related to these restructuring charges, and $1.3 million of the balance was paid in the third quarter of fiscal 2005.

Total Operating Expenses

Total operating expenses decreased $0.8 million or 6.7% to $10.8 million in the third quarter of 2005 from $11.6 million in the same period a year ago. For the first nine months of 2005, total operating expenses increased $8.1 million or 23.3% to $42.8 million from $34.7 million in the same period of the prior year. The decrease in operating expenses in the third quarter of 2005 is due primarily to the cost reduction actions taken at the end of the second quarter of 2005. The increase in operating expenses for the nine month period ended July 1, 2005 was primarily due to $5.2 million in impairment and restructuring charges being recorded in the second quarter of 2005 with no corresponding charge in the same period a year ago. In addition, operating expenses for the nine month period ended July 1, 2005 increased due to increases in sales and marketing expenses and general and administrative expenses, and were offset by reduced expenses associated with research and development and the amortization of intangible assets for the reasons listed above. As a percentage of sales, operating expenses increased to 20.3% in the third quarter of 2005 from 17.4% in the same quarter of the prior year, due primarily to a decrease in sales in the third quarter of 2005 as compared to the same period in 2004. As a percentage of sales, operating expenses increased to 24.1% in the first nine months of 2005 from 18.5% in the same period of the prior year. These increases were due to the reasons listed above.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. Net interest expense decreased from $91,000 in the third quarter of 2004 to interest income of $239,000 in the third quarter of 2005. Net interest expense for the first nine months of 2005 changed from $433,000 in 2004 to interest income of $318,000 in 2005. These changes were primarily due to higher cash balances earning interest..

Foreign currency exchange gains and losses are caused by timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a gain of $154,000 in the third quarter of 2005, as compared to $112,000 in the third quarter of 2004. In the first nine months of 2005, foreign currency gains and losses amounted to a gain of $223,000 as compared to $109,000 in the same period of 2004.

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

In the first nine months of 2005, other expense includes $0.9 million of charges related to the reduction in the carrying value of the Company’s investment in Topvision Technology, which were recognized in the first and second quarters of 2005. The reduction in the carrying value was due to a sustained decline in that company’s market value that was determined to be other than temporary. The investment is reflected at a minimal estimated net realizable value as of July 1, 2005.

Provision for Income Taxes

The Company’s effective tax rate for the quarter and nine months ended July 1, 2005 was approximately 30% and 27%, respectively, as compared to 33% for the nine months ended June 25, 2004. The decrease was caused by the effects of losses created by the charges related to impairment and restructuring, causing a greater portion of our income to be from outside the United States. The difference between the effective tax rate and the federal statutory rate was primarily due to the effects of losses created by the charges related to impairment and restructuring, state income taxes and the effects of the Company’s foreign tax rates.

Net Income (Loss)

In the third quarter of fiscal 2005, net income was $1.4 million or $0.09 cents per diluted share. In the same quarter of the prior year, net income was $2.7 million or $0.18 per diluted share. For the first nine months of fiscal 2005, net loss was $2.8 million or $0.19 per share compared to net income of $6.5 million or $0.44 per diluted share in the comparable period of the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities was $25.5 million in the first nine months of 2005. Net cash provided by operating activities in the same period of the prior year was $14.8 million. The net cash provided by operations in the first nine months of fiscal 2005 was primarily generated by earnings and reductions in non-cash working capital.

Working capital increased $7.1 million to $97.8 million at July 1, 2005 from $90.6 million at September 24, 2004. Cash and cash equivalents increased $23.4 million due to the reasons noted above. Accounts receivable decreased $12.0 million due to a decrease in sales in the third quarter of 2005 as compared to the fourth quarter of 2004, and the improvement of collection of payments. Inventories decreased $10.0 million due to lower inventory levels associated with the Commercial and Medical segments, offset by an increase in the Industrial segment. Current liabilities decreased $7.2 million in the first nine months of 2005. Accounts payable decreased $5.0 million due to the timing of payments to vendors.

During the first nine months of 2005, cash of $2.2 million was used to purchase plant, property and equipment. These capital expenditures were primarily related to new software applications and manufacturing equipment.

The Company entered into a $50 million credit agreement in December 2003, replacing the Company’s prior credit agreement. The Company had no borrowings outstanding as of July 1, 2005 and September 24, 2004. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded-debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded debt- to- EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges and costs associated with exit or disposal activities, are added back to net income in the calculation of EBITDA. The Company was in compliance with these covenants as of July 1, 2005 and September 24, 2004. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. The Company also has a capital lease for the leasehold improvements in its corporate offices. The total minimum lease payments are $1.0 million, which are payable over the next five years. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

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

The Euro is the functional currency of the Company’s European subsidiary. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained open contracts of approximately $18.6 million as of July 1, 2005. If rates shifted dramatically, the Company believes it would not be impacted materially. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended July 1, 2005 that could significantly affect our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 5.	Other Information

Separation Agreement and Release

On April 22, 2005, the Company entered into a Separation Agreement and Release with Scott Hildebrandt, the Company’s Vice President and Chief Financial Officer (the “Agreement”) in connection with the termination of Mr. Hildebrandt’s employment with the Company, effective May 10, 2005. The Agreement provides for the payment to Mr. Hildebrandt of an additional six months base salary ($125,000). Mr. Hildebrandt has agreed that for a period of twelve months he will not (i) solicit business from any person or entity that is or was during the twelve months before the termination date a customer, client or prospect of the Company, (ii) hire or use the services of any then-current employee of the Company, or (iii) aid others in doing anything described in (i) or (ii). Mr. Hildebrandt has also agreed that, for a period of twelve months, he will not engage in any activity that is competitive with the Company in any place that the Company is doing business or is planning to do so.

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

The Commercial segment has seen tremendous growth since we entered the market in fiscal 2001. Revenue from commercial products grew to $121.8 million in fiscal 2004. This revenue could also quickly decrease due to competition, alternative products, pricing changes in the market place and potential shortages of products which would adversely affect our revenue levels and our results of operations, and it is anticipated that fiscal 2005 revenue from commercial products will fall short of 2004 revenue. This segment absorbs a portion of the Company’s fixed costs. If this segment was discontinued or substantially reduced in size, it may not be possible to eliminate all of the fixed overhead costs that are allocated to the segment. If that were the case, a portion of the allocated fixed costs would have to be absorbed by the other two segments, potentially adversely affecting our overall financial performance.

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

Future results of operations will partly depend on our ability to improve and market our existing products and to successfully develop and market new products. Failing this, our products or technology could become obsolete or noncompetitive. New products and markets, by their nature, present significant risks and even if we are successful in developing new products, they typically result in pressure on gross margins during the initial phases as start-up activities are spread over lower initial sales volumes. We have experienced lower-than-expected yields with respect to new products and processes in the past, which have negatively impacted gross margins. In addition, customer relationships can be negatively impacted due to production problems and late delivery of shipments.

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

Our manufacturing, sales and distribution operations in Europe and Asia create a number of logistical and communications challenges. Our international operations also expose us to various economic, political and other risks, including the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	employee turnover or labor unrest;

•	lack of developed infrastructure;

•	difficulties protecting intellectual property;

•	risks associated with further outbreaks of infectious diseases;

•	the burdens and costs of compliance with a variety of foreign laws; and

•	political or economic instability in certain parts of the world.

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

We must continue to provide increasingly rapid product turnaround and respond to ever-shorter lead times, while at the same time continuing to meet our customers product specifications and quality expectations. A variety of conditions, both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. These actions by a significant customer or by a set of customers could adversely affect our business. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. We may lack sufficient capacity at any given time to meet our customers’ demands. Products sold to two customers comprised 31% and to one customer comprised 19% and 19% of total consolidated sales in fiscal 2004, 2003 and 2002, respectively. Sales to any of those customers, if lost, would have a material, adverse impact on the results of operations.

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

The market price of our common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing price of our stock ranged from $7.30 to $14.14. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including the following:

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

Our retailing initiatives are focused on an emerging market for customer-facing displays which are used to interact with and inform customers in retail establishments. This emerging market has had and will likely continue to have changing requirements. Our inability to meet these requirements could have an adverse effect on the commercial success of these initiatives. In addition, the market for retail products has been characterized by long sales cycles and may continue to be in the future. Participation in the retail market requires significant up-front investment with no guarantee of future profitability.

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

Our operations are subject to environmental and product quality regulations in each of the jurisdictions in which we conduct business. Some of our products use substances, such as lead, that are highly regulated or will not be allowed in certain jurisdictions in the future. If we cannot remove such substances from our products, we may be unable to sell our products in such jurisdictions. We are currently working to replace such substances in our products. In addition, regulations have been enacted in certain states which impose restrictions on waste disposal in the future. If we do not comply with applicable rules and regulations in connection with the use and disposal of such substances, we could be subject to significant liability or loss of future sales. Additionally, the European Union and certain European and other countries have established independent standards for certain medical products, including radiological imaging products, that are different from, and in some cases more restrictive than, the US standards. If we are unable to comply with these standards, we will not be allowed to sell our digital imaging products within the European Union and in other such countries.

EL products are manufactured at a single location, with no currently available substitute location.

Our EL products, which are based on proprietary technology, are produced in our manufacturing facility located in Espoo, Finland. Because the EL technology and manufacturing process is proprietary and unique, there exists no alternative location where it may be produced, either by the Company, or by another manufacturer. As such, loss of or damage to the manufacturing facility, or attrition in the facility’s skilled workforce, could cause a disruption in the manufacturing of the EL products, which compose a significant portion of our sales. Additionally, there are many fixed costs associated with such a manufacturing facility. If revenue levels were to decrease or other problems were encountered, this could have a material, adverse effect on our business, financial condition, and results of operations.

The value of intangible assets and goodwill may become impaired in the future.

The company has intangible assets recorded on the balance sheet, which relate primarily to developed technology. The value of intangible assets represents our estimate of the net present value of future cash flows which can be derived from the developed technology over time, and is amortized over the estimated useful life of the underlying assets. The estimated future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required.

In addition, goodwill has been recorded which relates primarily to the Medical segment. Goodwill is not amortized, but is evaluated at least annually, or more frequently if indicators of potential impairment exist. If the expected future cash flows related to the Medical segment decline, a reduction in the value of goodwill will be required.

Loss of key employees could adversely affect our business.

We depend on the services of certain employees with unique technical skills, many of whom do not have other employees with redundant skills backing them up. The loss of any of these key employees could adversely affect our business.

Future viability of the manufacturing facility located in Espoo, Finland is based on continued demand for EL products.

The majority of the products manufactured at the Company’s facility located in Espoo, Finland are based on EL technology. If demand for EL technology-based products diminishes significantly in the future, it could become necessary to cease manufacturing operations at this facility, which would likely result in an impairment loss on the associated property, plant and equipment, and restructuring charges related to employee severance.

Item 6.	Exhibits.

(a)

10.1	Separation Agreement and Release by and between Planar Systems, Inc. and Scott Hildebrandt dated May 10, 2005.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: August 10, 2005	/s/ Steve Buhaly
Steve Buhaly
Vice President and Chief Operating and Financial Officer