Form 10-K
period 2005-09-30
PLANAR SYSTEMS INC
filed 2005-12-14
CIK 722392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005 or

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

The aggregate market value of voting Common Stock of the registrant at April 1, 2005, excluding shares held by affiliates, was approximately $122,392,000.

Number of shares of Common Stock outstanding at December 8, 2005: 14,765,217.

Documents Incorporated By Reference

Document	Part of Form 10-K Into Which Documents are Incorporated

Portions of Proxy Statement for 2006 Annual Meeting of Shareholders	Parts II and III

Part I

BUSINESS

Item 1.	General

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

Business Units and Markets

Medical

The driving force of demand in this market is digital imaging systems for radiology. In a recent survey of hospital administrators, digital imaging topped the list of areas targeted for capital expenditures in the next five years. Planar’s display solutions consist of displays and hardware suitable for the healthcare environment, plus specialized and unique software to run the displays. Planar also provides display components to medical OEM’s for incorporation into a wide range of diagnostic and therapeutic equipment. The Company’s long-term strategy in this market is to identify display-based needs in the healthcare environment and deploy superior industry knowledge and product engineering to provide targeted solutions.

Industrial

Product offerings from this business unit consist primarily of active matrix liquid-crystal display (AMLCD) and electroluminescent (EL) display technology and modules sold to OEMs for integration into various systems, as well as value-added display solutions consisting of various display technologies, computer hardware and software. Planar adds value through engineering expertise, designing specialized displays to meet the specific needs of customers with such attributes as temperature tolerance, sunlight readability, custom form factors and reliability. Overall economic activity tends to be the primary driver in industrial markets, and the ongoing need for people to connect with information in diverse environments contributes to the demand for specialized, rugged displays will continue.

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

Industrial segment activities also include sales related to Atomic Layer Deposition (ALD) technology. ALD is a surface controlled thin film deposition method with sub-nanometer precision, and is used in nanotechnology, semiconductor technology, advanced optical devices and also in conventional industrial applications. Planar provides ALD based services and expertise including customer specific coating and material solutions and foundry based coating services. Planar also manufactures and sells ALD reactors for customers’ in-house R&D and production.

Commercial

LCD desktop monitors and plasma and LCD televisions comprise the product offerings in the Company’s commercial business unit. The predicted slowing of growth in the desktop monitor market is being reflected in this business unit as efforts are shifted from top-line growth to bottom-line profit. The majority of products are sold to business buyers in North America through third party distributors. The Company’s strategy going forward is focused on improving consistent profitability.

Research and Product Development

Planar makes investments in research and product development activities. Research expenses are primarily related to the commercialization of display technologies, new system architectures and fundamental process improvements. Product development expenses are directly related to the design, prototyping and release-to-production of new products. Expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses and other costs associated with the Company’s ongoing efforts to develop new products, processes and enhancements. The company spent $10.5 million, $11.1 million, and $13.5 million on research, development and product engineering for the fiscal years 2005, 2004, and 2003, respectively. These expenses were partially offset by contract funding from both government agencies and private sector companies of $0.7 million, $0.3 million, and $2.3 million, in fiscal years 2005, 2004, and 2003, respectively.

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

The Company employs a worldwide sales force selling through direct and reseller channels. Sales offices were expanded in Germany and opened in China during fiscal 2004 to extend global reach. Planar’s vertically-integrated Medical segment sales team is located in the geographic markets we serve. Medical segment products are also sold through distributors in Europe. The Company’s Industrial segment manages sales and operations from its Oregon headquarters, with additional staff in Finland also managing a network of independent sales representatives and distributors for certain European markets. The Company’s Commercial segment is run from its Oregon headquarters office.

Only two customers represented over 10% of the company’s revenue. Products sold to CDW comprised 16% and 12% of total consolidated sales in fiscal 2005 and 2004. Products sold to International Computer Graphics (ICG) comprised 10% of total consolidated sales in 2005. Products sold to Dell comprised 19% of total consolidated sales in each of fiscal 2004 and 2003. Although Dell continued to purchase Planar products in 2005, they did so primarily through ICG, rather than directly from Planar, in an effort to consolidate their suppliers.

Backlog

The Company believes the backlog metric is of limited utility in predicting future sales because its Commercial segment and a growing portion of its Medical segment operate on a ship-to-order basis with very little backlog.

As of September 30, 2005 and September 24, 2004, the Company’s backlog, which includes all accepted contracts and orders, was approximately $36.1 million and $48.3 million, respectively. Backlog at September 30, 2005 includes orders of approximately $7.5 million for end-of-life products which are scheduled to ship over the next several years. Variations in the magnitude and duration of contracts and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

Manufacturing and Raw Materials

The Company contracts with offshore partners for its manufacturing and assembly capacity, with the exception of an EL manufacturing facility in Finland and an assembly operation in Beaverton. The company believes that its effective management of these partners and its global supply chain is an important competency and competitive advantage.

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

The Company’s EL manufacturing facility in Finland produces a wide range of display types and sizes. Manufacturing operations consist of the procurement and inspection of components, manufacture of EL displays using a thin-film ALD process, final assembly of some components and extensive testing of finished products.

The Company currently procures from outside suppliers all of its raw materials, including glass substrates, driver integrated circuits, electronic circuit assemblies, power supplies and high-density interconnects. A significant raw material supply risk to the Company’s operations is LCD panel glass. The Company strives to buy this material from multiple partners and forecast demand as accurately as possible to effectively manage this risk and ensure supply of these components. The company has made progress diversifying its supplier base for high resolution glass.

Competition

Holding a strong competitive position in the market for flat-panel displays requires maintaining a diverse product portfolio addressing a wide variety of customer needs. Continuous reductions in the cost of raw AMLCD panels drive selling prices lower over time. In these situations, the Company strives to maintain operating margins by increasing unit volumes, increasing value-added contributions to each unit, providing additional value to its customers through system integration and services, reducing material costs and managing expenses in a fiscally disciplined manner. To drive success of new products, the company maintains a customer-centric focus to guide targeted research, development and product engineering efforts to meet the needs of end users, leading to profitable growth.

In addition to the product portfolio, the Company competes with other display manufacturers based upon commercial availability, price, visual performance (e.g., brightness, color capabilities, contrast and viewing angle), brand reputation, firmware, size, design flexibility, power usage, durability, ruggedness and customer service. The Company believes its total-quality program, wide range of product offerings, flexibility, responsiveness, technical support and customer satisfaction programs are important to its competitive position.

The Company’s direct competitors are numerous and diverse. In display systems including AMLCD components sourced from manufacturers, Planar’s value-added products compete against those of Barco, Totoku, NDS and others in the medical market; and NEC-Mitsubishi, Viewsonic, Dell and others in the commercial market. In the industrial market, the Company sometimes competes against the internal engineering functions of some of its OEM customers. In addition, other industrial display systems specialists include Global Display Solutions, White Electronic Designs Corporation and a variety of small, highly specialized producers. Our EL business primarily competes with substitute technologies.

Employees

People are considered to be a key element for success by the Company. Planar’s future success will depend largely on its ability to continue to attract, retain and motivate highly skilled and qualified personnel. The company’s philosophy is to focus employee recruiting and retention efforts on those from the top quartile of their professions.

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

As of September 30, 2005, the Company had 391 employees worldwide; 202 in the United States and 189 in Europe and Asia. Of these, 65 were engaged in marketing and sales, 50 in research and product development, 48 in finance and administration, and 228 in manufacturing and manufacturing support.

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

The Company entered into a lease in August 2001 for approximately 72,000 square feet of class A office space in Beaverton, Oregon, which is used for administrative office space, design engineering and associated lab and research and development activities.

In 1994, the Company acquired a 21,000 square-foot facility, with approximately 6,000 square feet of cleanroom, also located in Beaverton, Oregon. This facility is being used for research and development activities.

In June 2005, the Company entered into a new lease of approximately 15,000 square feet of space in Waltham, Massachusetts, which is used for sales and administration office space, design engineering and associated lab and research and development activities and quality testing for the Medical Business Unit.

The Company has field sales offices in key U.S. metropolitan areas and four sales offices in Europe and Asia. The offices are located in the Boston, Portland, Helsinki, Munich, Paris and Shanghai metropolitan areas.

The Company also has a procurement office located in Taipei, Taiwan. Lease commitments for most of these facilities are typically six to twelve months. None of these sales offices has significant leasehold improvements nor are any planned.

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

	High	Low
Fiscal 2005
First Quarter	$11.75	$9.47
Second Quarter	11.00	8.01
Third Quarter	9.03	7.30
Fourth Quarter	8.36	7.51

Fiscal 2004
First Quarter	$26.30	$21.27
Second Quarter	25.85	12.69
Third Quarter	14.25	11.33
Fourth Quarter	14.14	11.05

As of September 30, 2005, there were approximately 109 shareholders of record.

The Company currently intends to retain its earnings to support operations and, therefore, does not anticipate paying any cash dividends at this time.

The information set forth under the caption “Executive Compensation—Equity Compensation Plan Information” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 2, 2006, is incorporated by reference into this Report.

Item 6.	Selected Financial Data

	Fiscal year
	2005	2004	2003	2002	2001
	(Dollars in thousands except per share amounts)
Operations:
Sales	$231,832	$256,196	$251,927	$205,929	$207,952
Gross profit	49,637	59,365	76,340	60,330	64,828
Income (loss) from operations	(38,200)	12,804	25,062	(3,379)	22,571
Net income (loss)	(34,880)	9,278	15,202	(3,062)	14,537
Diluted net income (loss) per share	$(2.37)	$0.62	$1.04	$(0.24)	$1.13

Balance Sheet:
Working capital	$98,796	$90,620	$73,446	$76,433	$59,286
Assets	172,084	206,424	209,836	206,471	136,200
Long-term liabilities	4,934	7,223	7,080	46,943	13,392
Shareholders’ equity	131,238	165,528	150,839	124,359	96,089

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, goodwill and intangible asset valuation and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies and the related judgments and estimates affect the preparation of the consolidated financial statements.

Revenue Recognition.    The Company’s policy is to recognize revenue for product sales when evidence of an arrangement exists, sales price is determinable or fixed, title transfers and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. Some distributor agreements allow for potential return of products and provide price protection under certain conditions within limited time periods. Such return rights are generally limited to short-term stock rotation. The Company estimates sales returns and price adjustments based upon historical experience and other qualitative factors. The Company estimates expected sales returns and price adjustments and records the amounts as a reduction of revenue at the later of the time of shipment or when the pricing decision is made. Each period, price protection is estimated based upon pricing decisions made and information received from distributors as to the amount of inventory they are holding. The Company’s policies comply with the guidance provided by Staff Accounting Bulletin No. 104, Revenue Recognition, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the collection risk is minimal.

Allowance for Doubtful Accounts.    The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of the customer when determining or modifying their credit limits. The Company regularly evaluates the collectibility of its trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, the Company initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to the Company, such as in the case of bankruptcy, deterioration in the customer’s operating results or financial position or other material events impacting their business, the Company records a specific allowance to reduce the related receivable to the amount the Company expects to recover.

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

Inventory.    The Company is exposed to a number of economic and industry factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage, or subject to lower of cost or market issues. These factors include, but are not limited to, technological and regulatory changes in the Company’s markets, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, forecasting errors, new product introductions, quality issues with key suppliers, product phase-outs and the availability of key components from the Company’s suppliers. The Company’s policy is to reduce the value of inventory when conditions exist that suggest that its inventory may be in excess of anticipated demand or is obsolete based upon its assumptions about future demand for its products and market conditions. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the Company’s adjustments are intended to reduce the carrying value of its inventory to its net realizable value. If actual demand for the Company’s products deteriorates or market conditions become less favorable than those that the Company projects, additional inventory adjustments may be required.

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

As required by these rules, the Company performs an impairment review of goodwill annually or earlier if indicators of potential impairment exist. Based upon an impairment analysis performed in the fourth quarter of 2005, goodwill was found to be impaired (see additional discussion in notes 1 and 4 in the Notes to the Consolidated Financial Statements). The impairment review was based on a discounted cash flow approach that used estimates of future market share and revenues and costs for the relevant segments as well as appropriate discount rates. The estimates used were consistent with the plans and estimates that the Company uses to manage the underlying businesses. In the future, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses become unfavorable, revenue and cost forecasts may not be achieved and the Company may incur further charges for impairment of goodwill.

For identifiable intangible assets, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the undiscounted future cash flows from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based upon impairment analyses performed in fiscal 2005, an impairment charge was recorded (see additional discussion in notes 1 and 4 in the Notes to the Consolidated Financial Statements). If the estimated cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur further charges for impairment of these assets. The revised value is based on the new estimated undiscounted cash flow associated with the asset. Additional impairment could result if the associated products do not sell as expected.

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

	Fiscal Years Ended
	Sept. 30, 2005	Sept. 24, 2004	Sept. 26, 2003
Sales	100.0%	100.0%	100.0%
Cost of sales	78.6	76.8	69.7

Gross profit	21.4	23.2	30.3
Operating expenses:
Research and development, net	4.2	4.2	4.4
Sales and marketing	8.9	7.1	7.8
General and administrative	6.8	6.1	6.8
Amortization of intangibles	0.8	1.0	1.2
Impairment and restructuring charges	17.2	(0.2)	0.2

Total operating expenses	37.9	18.2	20.4

Income (loss) from operations	(16.5)	5.0	9.9
Non-operating income (expense):
Interest, net	0.3	(0.2)	(0.5)
Foreign exchange, net	—	—	—
Other, net	(0.1)	0.2	—

Net non-operating income (expense)	0.2	—	(0.5)

Income (loss) before income taxes	(16.3)	5.0	9.4
Provision (benefit) for income taxes	(1.3)	1.4	3.4

Net income (loss)	(15.0)%	3.6%	6.0%

Overview

Our results for fiscal 2005 were below our original expectations. Sales of $231.8 million were down sequentially $24.4 million or 9.5% due to sales declines in all business units. In 2005, net loss was $34.9 million and net loss per diluted share was $2.37, both of which are down from 2004, in which net income was $9.3 million and net income per diluted share was $0.62. The 2005 net loss was primarily the result of $39.9 million of impairment and restructuring charges which were recognized in the second and fourth quarters of 2005. The impairment and restructuring charges were the result of certain long-lived assets being impaired, primarily intangible assets and goodwill, and severance benefits related to the termination of certain employees, including the Company’s former Chief Executive Officer, and other cost reduction actions taken during the year.

In the Commercial segment, sales decreased by $19.7 million to $102.1 million in 2005 from $121.8 million in 2004. Operating loss in the Commercial segment was $3.8 million in 2005 as compared to operating income of $169,000 in 2004. Operating loss in the first three quarters of 2005 was $3.9 million, while operating income was $115,000 in the fourth quarter of 2005. The decline in operating income in 2005 as compared to 2004 was the result of a severe decline in market prices for flat panel displays, primarily due to oversupply of products that existed throughout the industry during the first half of 2005.

In the Medical segment, sales decreased by $4.5 million to $75.0 million in 2005 from $79.5 million in 2004. Operating income in the Medical segment decreased to $329,000 in 2005 from $1.8 million in 2004 due to the decrease in sales. The decrease in sales was due primarily to decreased sales of components products and point-of-care products, to OEMs.

In the Industrial segment, sales decreased by $145,000 to $54.7 million in 2005 from $54.8 million in 2004. Operating income in the Industrial segment decreased to $5.2 million in 2005 from $10.2 million in 2004. In fiscal 2005 the Company redirected some of its broader investments from components to fully integrated solutions in chosen markets, such as customer-facing applications in retail establishments known as the Company’s “retailing initiative,” and the decrease in operating income was primarily due to the inclusion of a full year’s worth of operations of the Company’s retailing initiative in fiscal 2005, which had higher expenses as compared to the prior year, versus a minimal amount of activity in 2004. In addition, gross margins realized on the sales of certain EL products decreased in 2005, as compared to 2004. The Company is also experiencing anticipated declines in the components business within the United States, and has been redirecting its investment to geographies where they offer unique market benefits.

At the end of fiscal 2005, a new Chief Executive Officer was hired, who began the process of leading a review of the Company’s strategic plans and objectives. The goal of this review is to build upon the Company’s strengths and opportunities to construct a plan for growth, operational improvement, and shareholder value enhancement by determining the best growth opportunities for the Company. This review may lead the Company to enter some new markets and possibly reduce or minimize focus on some current markets.

Sales

Sales of $231.8 million in 2005 decreased $24.4 million or 9.5% as compared to sales of $256.2 million in 2004. The decrease in sales was due to lower sales in all segments. Sales in the Commercial segment decreased $19.7 million or 16.1% to $102.2 million in 2005 from $121.8 million in 2004. This decrease in the Commercial segment was due to a general decline in market prices for flat panel displays, primarily due to oversupply of products that existed throughout the industry during the first half of 2005. Sales in the Industrial segment were about flat year over year. Sales in the Medical segment decreased $4.5 million or 5.7% to $75.0 million in 2005 from $79.5 million in 2004. The decrease in Medical segment sales was due to decreased sales of point-of-care and components product lines.

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

Sales outside the United States increased by 7.3% to $41.7 million in 2005 as compared to $38.8 million recorded in 2004, and decreased by 19.0% in 2004 from 2003 sales of $47.9 million. In fiscal 2005, the increase in international sales occurred in both the Medical and Industrial segments. In fiscal 2004, the decrease in international sales was due primarily to decreased sales in both the Medical and Industrial segments. As a percentage of total sales, international sales was 18.0% in 2005, 15.1% in 2004 and 19.0% in 2003. The year-to-year fluctuations were primarily caused by the amount of commercial segment revenue in the sales mix, as Commercial segment sales are almost entirely in North America.

Gross Profit

Gross margins as a percentage of sales decreased to 21.4% in 2005 as compared to 23.2% in 2004. About two-thirds of the reduction was due to the lower margins in the Commercial segment. In addition, the write off of excess inventory no longer in production, and vendor quality issues associated with high resolution glass used in the Medical segment negatively impacted gross margins in 2005. These reductions in gross margin were partially offset by higher sales volumes and prices for our components products as compared to the prior year. Gross margins as a percentage of sales decreased to 23.2% in 2004 as compared to 30.3% in 2003. The decrease in gross margin was due to the increased percentage of low margin sales from our Commercial segment in 2004 as compared to 2003. In addition, higher costs incurred in the Medical segment for the transition of certain products to offshore manufacturers and the shipment of higher-cost inventory built domestically negatively impacted gross margins.

Research and Development

In 2005, research and development expenses of $9.8 million decreased $908,000 or 8.5% from $10.7 million in 2004. This decrease was due to lower product development costs and higher contract funding offset by higher spending on research and the retail initiative. As a percentage of sales, research and development expenses remain at 4.2% in 2005, consistent with 2004. In 2004, research and development expenses of $10.7 million decreased $405,000 or 3.6% from $11.1 million in 2003. This decrease was due to lower product development costs and lower personnel costs associated with reductions in variable compensation, offset by lower contract funding and higher spending on research and retail efforts compared to the prior year. As a percentage of sales, research and development expenses decreased to 4.2% in 2004, compared to 4.4% in 2003. The change in segment mix in 2004 as compared to 2003 drove the decrease in percentage, as research and development spending primarily supports the Medical and Industrial segments while the Commercial segment incurs essentially no research and development spending.

Sales and Marketing

Sales and marketing expenses increased $2.4 million or 13.0% to $20.5 million in 2005 from $18.1 million in 2004. The increase was primarily due to additional spending in the Industrial and Medical segments for geographic expansion and the Company’s retailing systems initiative. As a percentage of sales, sales and marketing expenses increased to 8.9% in 2005 as compared to 7.1% in 2004. The additional spending on geographic expansion and retailing, along with the decrease in sales, drove the increase as a percentage of sales. Sales and marketing expenses decreased $1.5 million or 7.7% to $18.1 million in 2004 from $19.7 million in 2003. The decrease was primarily due to lower personnel costs associated with reductions in variable compensation. As a percentage of sales, sales and marketing expenses decreased to 7.1% in 2004 as compared to 7.8% in 2003. The Commercial segment sales and marketing expenses as a percentage of sales are far below that of the other segments. The change in segment mix along with the reduction in variable compensation expense drove the decrease as a percentage of sales.

General and Administrative

General and administrative expenses increased $272,000 or 1.7% to $15.9 million in 2005 from $15.6 million in 2004. The increase was primarily due to a $0.5 million charge for bad debt due to the sudden insolvency of a customer, costs associated with complying with section 404 of the Sarbanes-Oxley Act and was offset by cost reduction measures taken in 2005. As a percentage of sales, general and administrative expenses increased to 6.8% in 2005 from 6.1% in the prior year, due to the decrease in sales from the prior year. General and administrative expenses decreased $1.6 million or 9.2% to $15.6 million in 2004 from $17.2 million in 2003. The decrease in general and administrative expenses was primarily due to lower personnel costs associated with reductions in variable compensation. As a percentage of sales, general and administrative expenses decreased to 6.1% in 2004 from 6.8% in 2003 primarily due to the reasons noted above.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets decreased to $1.7 million in 2005 from $2.7 million in 2004 due to certain intangible assets becoming fully amortized and a reduction in the carrying value of certain intangible assets which were determined to have been impaired in fiscal 2005. In fiscal 2003, the amortization of intangible assets was $2.8 million.

Impairment and Restructuring Charges

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

LCD, EL and Photonics Charges

During fiscal 2002, the Company decided to transition its passive-matrix LCD product manufacturing from Wisconsin to China and consolidate its EL product manufacturing into a single factory in Finland, and as a result recorded charges related to impairment of assets, workforce reductions, excess inventory and lease cancellation and restoration costs. These actions were intended to align operations with current market conditions and to improve the profitability of the Company’s operations. The Company completed its transition of PMLCD product manufacturing to China at the end of the first quarter of fiscal 2003. The consolidation of its EL manufacturing facilities into one facility in Finland was completed by the end of fiscal 2003.

During fiscal 2003, the Company recorded an additional charge of $335,000 for fixed asset impairment charges. This additional charge was due to changes in the original estimates of expected cash proceeds from the sale of fixed assets. In addition, the Company determined that $738,000 of the original charge was not required. The original estimates changed due to lease cancellation, restoration and severance costs being less than originally anticipated as employees left voluntarily or filled other vacant positions within the Company. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain of $403,000 which has been recorded as a reduction of impairment and restructuring charges in the Consolidated Statement of Operations in fiscal 2003.

During fiscal 2004, the Company determined that $466,000 of the original charge was not required. The original estimates changed due to lease restoration costs being less than originally anticipated as the Company and the landlord found a suitable tenant to lease the property as is and the Company did not have to restore the facility to its original state. The Company also recognized $174,000 of gains on the sale of assets which had previously been impaired. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain of $640,000 which has been recorded as impairment and restructuring charges in the Consolidated Statement of Operations in fiscal 2004. All actions associated with this reserve have been completed.

2005 Impairment and Severance Charges

During the second quarter of fiscal 2005, the Company determined that certain long-lived assets were impaired, and therefore recorded a $3.4 million charge to reduce these assets to fair value. This determination was based on a review of operational results for certain product lines and shifts in strategic direction for certain company activities. This impairment charge includes $1.7 million for identifiable intangible assets related to developed technology, for which the underlying undiscounted cash flows did not support the carrying value of the assets, $656,000 of capitalized costs associated with a discontinued information technology systems development effort, and $1.1 million of tooling for products that were abandoned, discontinued or for which the undiscounted cash flows did not support the asset’s carrying value. Fair value was determined based on a cash flow analysis for each asset that was determined to be impaired.

During the second quarter of fiscal 2005, the Company adopted a cost reduction plan, including the termination of employment of certain employees who performed primarily sales, marketing and administrative functions. Restructuring charges of $1.8 million, primarily related to severance benefits, were recorded pursuant to this plan.

During the fourth quarter of fiscal 2005, the Company determined that goodwill associated with the Medical segment and the value of certain long-lived assets was impaired, and therefore recorded a $33.9 million charge to reduce these assets to fair value. This impairment charge includes $33.3 million of goodwill related to the acquisition of DOME Imaging Systems, and $554,000 of intangible assets related to developed analog technology, for which the underlying undiscounted cash flows did not support the carrying value of the assets. The goodwill impairment charge was triggered by Medical segment operating results trending differently than originally forecasted during the Company’s annual impairment test conducted during the second quarter of 2005. The developed technology write-down was triggered by an end-of-life decision made in the fourth quarter of 2005 for all Medical segment analog products.

The goodwill impairment was calculated as the difference between the implied fair value of goodwill and the carrying value of goodwill. The implied fair value of goodwill was calculated as the difference between the fair value of the Medical segment on the date of valuation in the fourth quarter of 2005, as determined by a third-party valuation service, which used assumptions provided by management, and the fair value of the net assets of the Medical segment, excluding goodwill.

During the fourth quarter of fiscal 2005, the employment of certain employees who performed primarily sales and administrative functions, including the Company’s former Chief Executive Officer, was terminated. Restructuring charges of $1.3 million, primarily related to severance benefits, have been recorded pursuant to this plan, which include $56,000 of charges related to the acceleration of stock options.

During the fourth quarter of fiscal 2005, the Company determined that $404,000 of the $1.8 million restructuring charges recorded in the second quarter of fiscal 2005 was not required. The original estimates changed due to employment severance costs being less than originally anticipated as employees filled vacant positions within the company.

These charges are recorded as impairment and restructuring charges in the Consolidated Statement of Operations.

Operating Expenses

Operating expenses increased $41.3 million or 88.6% to $87.8 million in 2005 from $46.6 million in 2004. The increase was primarily due to impairment and restructuring charges incurred in 2005. As a percentage of sales, operating expenses increased to 37.9% in 2005 from 18.2% in 2004. Operating expenses decreased $4.7 million or 9.2% to $46.6 million in 2004 from $51.3 million in 2003. The decrease was primarily due to lower personnel costs associated with reductions in variable compensation which were not earned in 2004 but were earned in 2003. As a percentage of sales, operating expenses decreased to 18.2% in 2004 from 20.4% in 2003.

Non-operating Income and Expense

Non-operating income and expense includes interest income on cash and investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. Net interest income was $675,000, as compared to interest expense of $444,000 in 2004 primarily due to increased cash balances and decreased borrowings as the Company paid amounts due on the bank line of credit and on capital leases. Net interest expense was $1.3 million in 2003. During 2005, the Company sold its investment in a publicly traded Taiwanese company, Topvision Technology, thereby recognizing a loss of $390,000, as compared to a loss of approximately $600,000 in 2004, which was the result of a sustained decline in that company’s market value that was determined to be other than temporary. The Company also recognized a gain of $1.0 million on the sale of an investment in a privately held company during 2004. These amounts have been recorded as other non-operating income (expense) in the Consolidated Statements of Operations.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a net gain of $104,000 in 2005, and net losses of $29,000 and $40,000 in 2004 and 2003, respectively.

The Company currently realizes less than one-fifth of its revenue outside the United States. The functional currency of the Company’s primary foreign subsidiary is the Euro which must be translated to U.S. Dollars for consolidation. The Company hedges its Euro exposure with foreign exchange forward contracts. The Company believes that this hedging mitigates the risks associated with foreign currency fluctuations.

Provision (Benefit) for Income Taxes

The Company recorded a tax benefit of $2.9 million in 2005, and a tax provision of $3.5 million and $8.6 million in 2004 and 2003, respectively. For fiscal 2005, the differences between the effective tax rate and the federal statutory rate were due to permanent differences resulting from goodwill impairment, state income taxes, federal and state settlements, changes in the valuation allowance and the effects of the Company’s foreign tax rates. For fiscal 2004, the differences between the effective tax rate and the federal statutory rate were due to state income taxes, federal and state settlements, changes in the valuation allowance and the effects of the Company’s foreign tax rates. For fiscal 2003, the differences between the effective tax rate and the federal statutory rate were due to state income taxes, research credits, changes in the valuation allowance, and the effects of the Company’s foreign tax rates.

Net Income (Loss)

In 2005, net loss was $34.9 million or $2.37 per diluted share. In 2004, net income was $9.3 million or $0.62 per diluted share. In 2003, net income was $15.2 million or $1.04 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $37.7 million, $7.2 million, and $28.7 million, in fiscal years 2005, 2004, and 2003, respectively. Net cash provided by operations in 2005 was primarily due to non-cash charges greater than the net loss, decreases in accounts receivable and inventories, and increases in accounts payable and deferred revenue, offset by an increase in deferred taxes and a decrease in other current liabilities. Net cash provided by operations in 2004 was primarily due to net income, depreciation and amortization, deferred taxes and a decrease in accounts receivable offset by an increase in inventories and decreases in other current liabilities and accrued compensation. Net cash provided by operations in 2003 was primarily due to net income, depreciation and amortization, and changes in accounts payable and other current liabilities, offset by the changes in inventories and accounts receivable.

Working capital increased $8.2 million to $98.8 million at September 30, 2005 from $90.6 million at September 24, 2004. Current assets increased $10.4 million in fiscal 2005. Cash increased by $21.9 million and short-term investments increased by $13.0 million. Accounts receivable decreased $8.7 million due to reductions in sales levels and days sales outstanding. Inventories decreased $15.5 million primarily due to lower sales, improved inventory management and the write-off of excess and obsolete inventory. Current liabilities increased $2.2 million in fiscal 2005. Accounts payable increased $1.5 million due to timing of payments. Deferred revenue increased $1.2 million due to increased sales of extended warranty service plans. Other current liabilities decreased $2.9 million primarily due to decreases in income taxes payable. Accrued compensation increased $2.5 million due to the termination of employment of the Company’s former Chief Executive Officer and other employees, and the timing of payment of compensation to all employees.

Additions to plant and equipment were $3.4 million, $5.2 million, and $2.7 million in 2005, 2004, and 2003, respectively. In 2005 and 2004, expenditures for plant and equipment primarily related to new software applications and various manufacturing equipment that enable efficiency improvements and support the Company’s growth. In 2003, expenditures for plant and equipment primarily related to manufacturing equipment and upgrades to computer hardware and software.

The Company entered into a $50 million credit agreement in December 2003, which replaced the Company’s prior credit agreement. The Company had no borrowings outstanding as of September 30, 2005 and September 24, 2004. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges and costs associated with exit or disposal activities, are added back to net income in the calculation of EBITDA. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. Effective September 30, 2005, the credit agreement was amended to reduce the minimum EBITDA for the four fiscal quarters prior to the date of determination from $12.5 million to $9.0 million, and to alter the available borrowing level based upon the Company’s EBITDA. The Company may borrow up to $20 million if EBITDA is less than $15 million, the Company may borrow up to $35 million if EBITDA is between $15 million and $20 million, and the Company may borrow up to $50 million if EBITDA is $20 million or above. The Company also entered into a capital lease during 2002 for leasehold improvements in new offices. The total minimum lease payments are $945,000 which are payable over four years. The Company believes its existing cash and investments, together with cash generated from operations and existing borrowing capabilities will be sufficient to meet cash requirements for the foreseeable future.

Contractual Obligations and Commitments

The Company is contractually obligated to make the following payments as of September 30, 2005:

	Payments due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Capital leases (including interest)	$945	$246	$492	$207	$—
Purchase obligations	29,520	29,520	—	—	—
Operating leases	18,529	3,387	6,098	3,623	5,421

Total contractual obligations	$48,994	$33,153	$6,590	$3,830	$5,421

QUARTERLY RESULTS OF OPERATIONS

The table below presents unaudited consolidated financial results for each quarter in the two-year period ended September 30, 2005. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three months ended
	Sept. 30, 2005	July 1, 2005	Apr. 1, 2005	Dec. 31, 2004	Sept. 24, 2004	June 25, 2004	Mar. 26, 2004	Dec. 26, 2003
	(in thousands, except per share amounts)
Sales	$54,457	$53,191	$61,096	$63,088	$68,020	$66,663	$58,614	$62,899
Gross profit	10,314	12,400	13,264	13,659	14,311	15,309	13,284	16,461
Income (loss) from operations	(34,709)	1,588	(5,135)	55	2,476	3,720	1,543	5,065
Net income (loss)	(32,117)	1,379	(4,170)	28	2,782	2,653	744	3,099
Diluted net income (loss) per share	$(2.18)	$0.09	$(0.28)	$0.00	$0.19	$0.18	$0.05	$0.21
Average shares outstanding-diluted	14,722	14,834	14,678	14,853	14,791	14,785	14,852	15,053

Net loss in the quarter ended September 30, 2005 includes a $33.3 million charge to reflect the impairment of goodwill, a $554,000 charge to reflect the impairment of certain long-lived assets and a $1.3 million charge related to the termination of certain employees.

Net loss in the quarter ended April 1, 2005 includes a $3.4 million charge to reflect the impairment of certain long-lived assets and a $1.8 million charge related to the termination of certain employees.

Net income in the quarter ended September 24, 2004 includes a gain of $466,000 related to a reduction in an impairment loss recognized in fiscal 2002. Also included in the fourth quarter of 2004 is a $174,000 gain on the sale of a previously impaired asset.

OUTLOOK: ISSUES AND UNCERTAINTIES

The following issues and uncertainties, among others, should be considered in evaluating the Company’s future financial performance and prospects for growth.

We may continue to experience losses selling commercial products.

The market for our commercial products is highly competitive and subject to rapid changes in prices and demand. Our failure to successfully manage inventory levels or quickly respond to changes in pricing, technology or consumer tastes and demand could result in lower than expected revenue, lower gross margin and excess and obsolete inventories of our commercial products which could adversely affect our business, financial condition and results of operations.

Market conditions were characterized by rapid declines in end user pricing during part of 2005. Such declines cause the company’s inventory to lose value and trigger price protection obligations for channel inventory. Supply and pricing of LCD panels has been very volatile and will likely be in the future. This volatility, combined with lead times of eight to twelve weeks, may cause us to pay too much for products or suffer inadequate product supply.

We do not have long-term agreements with our resellers, who generally may terminate our relationship with 30- to 60-days notice. Such action by our resellers could substantially harm our operating results in this segment.

The Commercial segment has seen tremendous growth since we entered the market in fiscal 2001. Revenue from commercial products grew to $121.8 million in fiscal 2004, and decreased to $102.2 million in fiscal 2005. This revenue could continue to decrease due to competition, alternative products, pricing changes in the market place and potential shortages of products which would adversely affect our revenue levels and our results of operations. This segment absorbs a portion of the Company’s fixed costs. If this segment was discontinued or substantially reduced in size, it may not be possible to eliminate all of the fixed overhead costs that are allocated to the segment. If that were the case, a portion of the allocated fixed costs would have to be absorbed by the other two segments, potentially adversely affecting our overall financial performance.

Shortages of components and materials may delay or reduce our sales and increase our costs.

Inability to obtain sufficient quantities of components and other materials necessary to produce our displays could result in reduced or delayed sales. We obtain much of the material we use in the manufacture of our displays from a limited number of suppliers, and we do not have long-term supply contracts with any of them. For some of this material we do not have a guaranteed alternative source of supply. As a result, we are subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. The Company has in the past and may in the future face difficulties ensuring an adequate supply of quality high resolution glass used in its medical displays. We are continually engaged in efforts to address this risk area.

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

We have increased our reliance on Asian manufacturing companies for the manufacture of displays that we sell in all markets that the Company serves. We also rely on certain other contract manufacturing operations in Asia, including those that produce circuit boards and other components, and those that manufacture and assemble certain of our products. We do not have long-term supply contracts with the Asian contract manufacturers on which we rely. If any of these Asian manufacturers were to terminate its arrangements with us, make decisions to terminate production of these products, or become unable to provide these displays to us on a timely basis, we could be unable to sell our products until alternative manufacturing arrangements are made. Furthermore, there is no assurance that we would be able to establish replacement manufacturing or assembly arrangements and relationships on acceptable terms, which could have a material adverse effect on our business, financial condition and results of operation.

Our reliance on contract manufacturers involves certain risks, including, but not limited to:

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

Most of the contract manufacturers with which we do business are located in Asia which has experienced several earthquakes, tsunamis and typhoons which resulted in business interruptions. Our business could suffer significantly if the operations of vendors there or elsewhere were disrupted for extended periods of time.

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

The Company must implement Section 404, Internal Controls Over Financial Reporting, of the Sarbanes-Oxley Act.

The fiscal year ending September 30, 2005 was the first year that our internal controls over financial reporting were audited by our independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Guidance regarding implementation and interpretation of the provisions of Section 404 continues to be issued by the standards-setting community. As a result of the ongoing interpretation of new guidance and the audit testing to be completed in the future, our internal controls over financial reporting may include an unidentified material weakness which would result in receiving an adverse opinion on our internal controls over financial reporting from our independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of our company’s stock.

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

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include, but are not limited to, the following:

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

Future results of operations will partly depend on our ability to improve and market our existing products and to successfully develop and market new products. Failing this, our products or technology could become obsolete or noncompetitive. New products and markets, by their nature, present significant risks and even if we are successful in developing new products, they typically result in pressure on gross margins during the initial phases as start-up activities are spread over lower initial sales volumes. We have experienced lower margins from new products and processes in the past, which have negatively impacted overall gross margins. In addition, customer relationships can be negatively impacted due to production problems and late delivery of shipments.

Future operating results will depend on our ability to continue to provide new product solutions that compare favorably on the basis of cost and performance with competitors. Our success in attracting new customers and developing new business depends on various factors, including, but not limited to, the following:

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

Our manufacturing, sales and distribution operations in Europe and Asia create a number of logistical and communications challenges. Our international operations also expose us to various economic, political and other risks, including, but not limited to, the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	employee turnover or labor unrest;

•	lack of developed infrastructure;

•	difficulties protecting intellectual property;

•	risks associated with outbreaks of infectious diseases;

•	the burdens and costs of compliance with a variety of foreign laws; and

•	political or economic instability in certain parts of the world.

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

We must provide increasingly rapid product turnaround and respond to ever-shorter lead times, while at the same time meet our customers’ product specifications and quality expectations. A variety of conditions, both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. These actions by a significant customer or by a set of customers could adversely affect our business. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. We may lack sufficient capacity at any given time to meet our customers’ demands. Products sold to two customers comprised 26% and 31% and to one customer comprised 19% of total consolidated sales in fiscal 2005, 2004 and 2003, respectively. Sales to any of those customers, if lost, would have a material, adverse impact on the results of operations. If accounts receivable from a significant customer or set of customers became uncollectible, a resulting charge could have a material, adverse effect on our operations, although the Company does maintain allowances for estimated losses resulting from the inability of its customers to make required payments.

We do not have long-term purchase commitments from our customers.

With the exception of the Industrial segment, our business is generally characterized by short-term purchase orders. We typically plan our production and inventory levels based on internal forecasts of customer demand which rely in part on nonbinding forecasts provided by our customers. As a result, our backlog generally does not exceed three months, which makes forecasting our sales difficult. Inaccuracies in our forecast as a result of changes in customer demand or otherwise may result in our inability to service customer demand in an acceptable timeframe, our holding excess and obsolete inventory or having unabsorbed manufacturing overhead. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements could have a material adverse effect on our business, financial condition and results of operations. We have experienced such problems in the past and may experience such problems in the future.

Our operating results have significant fluctuations.

In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic quarterly fluctuations in our results of operations. These factors include, but are not limited to, the following:

•	the timing of orders;

•	the volume of orders relative to our capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the lifecycles of customers’ products;

•	changes in cost and availability of labor and components;

•	product mix;

•	variation in operating expenses;

•	pricing and availability of competitive products and services; and

•	changes or anticipated changes in economic conditions.

Accordingly, the results of any past periods should not be relied upon as an indication of our future performance. It is likely that, in some future period, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may decrease.

We must continue to add value to our portfolio of offerings.

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

We believe that our continued success partly depends on protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. We seek to protect some of our technology under trade secret laws, which afford only limited protection. We face risks associated with our intellectual property, including, but not limited to, the following:

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

The market price of our common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing price of our stock ranged from $7.30 to $11.75. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

In portions of our medical and industrial segments, we design and manufacture display solutions that our customers incorporate into their products. As a result, our success partly depends upon the market acceptance of our customers’ products. Accordingly, we must identify industries that have significant growth potential and establish relationships with customers who are successful in those industries. Failure to identify potential growth opportunities or establish relationships with customers in those industries would adversely affect our business. Dependence on the success of our customers’ products exposes us to a variety of risks, including, but not limited to, the following:

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

Our operations are subject to environmental and product quality regulations in each of the jurisdictions in which we conduct business. Some of our products use substances, such as lead, that are highly regulated or will not be allowed in certain jurisdictions in the future. If we cannot remove such substances from our products, we may be unable to sell our products in such jurisdictions. We are currently redesigning certain products and working with our vendors to eliminate such substances in our products. In addition, regulations have been enacted in certain states which impose restrictions on waste disposal in the future. If we do not comply with applicable rules and regulations in connection with the use and disposal of such substances, we could be subject to significant liability or loss of future sales. Additionally, the European Union and certain European and other countries have established independent standards for certain medical products, including radiological imaging products, that are different from, and in some cases more restrictive than, the US standards. If we are unable to comply with these regulations or standards, or if other countries establish such regulations or standards with which we are unable to comply, we may not be allowed to sell our digital imaging or other products within the European Union and in other such countries. If the Company has inventory, upon full enactment of the standards and regulations, which becomes unsaleable due to its composition, a charge for inventory obsolescence could result.

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

In addition, goodwill has been recorded which relates primarily to the Medical segment. Goodwill is not amortized, but is evaluated annually, or when indicators of potential impairment exist. If the expected future cash flows related to the Medical segment decline, a reduction in the value of goodwill will be required, such as the reduction in value incurred in the fourth quarter of 2005.

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

The Euro is the functional currency of the Company’s subsidiary in Finland. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in the U.S. Dollar to Euro exchange rate. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained an open contract of approximately $21.5 million at September 30, 2005. If rates shifted dramatically, the Company believes it would not be materially impacted. In addition, the Company does maintain cash balances denominated in currencies other than the U. S. Dollar. If foreign exchange rates were to weaken against the U. S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 8.	Financial Statements and Supplementary Data

PLANAR SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Planar Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 30, 2005 and September 24, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 30, 2005 and September 24, 2004, and the results of their operations, and their cash flows for each of the years in the three-year period ended September 30, 2005 in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Planar Systems, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

December 12, 2005

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2005	Sept. 24, 2004
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$52,185	$30,265
Short-term investments	13,000	—
Accounts receivable, net of allowance for doubtful accounts of $954 at 2005 and $529 at 2004 (Note 2)	22,517	31,221
Inventories	36,261	51,802
Other current assets (Note 9)	10,745	11,005

Total current assets	134,708	124,293
Property, plant and equipment, net (Note 5)	15,011	17,860
Goodwill (Note 4)	14,696	49,001
Intangible assets, net (Note 4)	3,871	7,815
Other assets (Note 9)	3,798	7,455

	$172,084	$206,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,467	$19,946
Accrued compensation (Note 4)	5,481	3,007
Current portion of long-term debt and capital leases (Note 6)	204	193
Deferred revenue	2,578	1,413
Other current liabilities (Notes 4, 7 and 9)	6,182	9,114

Total current liabilities	35,912	33,673
Long-term debt and capital leases, less current portion (Note 6)	644	847
Other long-term liabilities (Notes 8 and 9)	4,290	6,376

Total liabilities	40,846	40,896

Shareholders’ equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; issued 14,763,430 and 14,638,302 shares at 2005 and 2004, respectively	132,882	130,924
Unearned restricted stock compensation	(605)	—
Retained earnings	4,906	39,786
Accumulated other comprehensive loss (Note 14)	(5,945)	(5,182)

Total shareholders’ equity	131,238	165,528

	$172,084	$206,424

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended
	Sept. 30, 2005	Sept. 24, 2004	Sept. 26, 2003
	(In thousands, except per share amounts)
Sales	$231,832	$256,196	$251,927
Cost of sales	182,195	196,831	175,587

Gross profit	49,637	59,365	76,340
Operating expenses:
Research and development, net	9,829	10,737	11,142
Sales and marketing	20,497	18,146	19,651
General and administrative	15,858	15,586	17,158
Amortization of intangible assets	1,740	2,732	2,832
Impairment and restructuring charges (Note 4)	39,913	(640)	495

Total operating expenses	87,837	46,561	51,278

Income (loss) from operations	(38,200)	12,804	25,062
Non-operating income (expense):
Interest income	1,020	228	446
Interest expense	(345)	(672)	(1,710)
Foreign exchange, net	104	(29)	(40)
Other, net	(405)	471	21

Net non-operating income (expense)	374	(2)	(1,283)

Income (loss) before income taxes	(37,826)	12,802	23,779
Provision (benefit) for income taxes (Note 9)	(2,946)	3,524	8,577

Net income (loss)	$(34,880)	$9,278	$15,202

Basic net income (loss) per share	$(2.37)	$0.64	$1.08

Average shares outstanding—basic	14,699	14,597	14,016
Diluted net income (loss) per share	$(2.37)	$0.62	$1.04

Average shares outstanding—diluted	14,699	14,860	14,572

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
	Sept. 30, 2005	Sept. 24, 2004	Sept. 26, 2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,880)	$9,278	$15,202
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,724	8,882	9,757
Impairment and restructuring charges	39,913	(640)	495
Deferred taxes	(2,264)	3,478	1,279
Stock-based compensation	349	—	—
Tax benefit of stock options exercised	—	338	2,697
(Gain) loss on investments, net	390	(379)	—
(Increase) decrease in accounts receivable	8,752	6,199	(6,401)
(Increase) decrease in inventories	15,555	(12,145)	(10,328)
Decrease in other current assets	297	1,156	603
Increase (decrease) in accounts payable	1,568	(511)	13,917
Increase (decrease) in accrued compensation	217	(2,859)	(359)
Increase (decrease) in deferred revenue	1,209	906	(199)
Increase (decrease) in other current liabilities	(2,121)	(6,520)	2,067

Net cash provided by operating activities	37,709	7,183	28,730

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,405)	(5,155)	(2,702)
Purchase of short-term investments	(13,000)	—	—
Proceeds from sale of investment	497	1,000	—
Decrease in other long-term liabilities	—	—	(57)
(Increase) decrease in long term assets	(134)	(99)	330

Net cash used in investing activities	(16,042)	(4,254)	(2,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(192)	(21,486)	(35,615)
Proceeds from long-term debt	—	6,936	—
Stock repurchase	—	(113)	(519)
Net proceeds from issuance of capital stock	1,004	3,639	6,730

Net cash provided by (used in) financing activities	812	(11,024)	(29,404)
Effect of exchange rate changes	(559)	936	3,076

Net increase (decrease) in cash and cash equivalents	21,920	(7,159)	(27)
Cash and cash equivalents at beginning of period	30,265	37,424	37,451

Cash and cash equivalents at end of period	$52,185	$30,265	$37,424

Supplemental cash flow disclosure
Cash paid for interest	$345	$672	$1,885
Cash paid for income taxes	1,085	2,478	1,820

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Unearned Restricted Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except share amounts)
BALANCE, SEPTEMBER 27, 2002	13,601,375	$117,520	—	$15,938	$(9,099)	$124,359
Components of comprehensive income (Note 14):
Net income	—	—	—	15,202	—	15,202
Currency translation adjustment, net	—	—	—	—	2,618	2,618
Unrealized loss on investments, net	—	—	—	—	(248)	(248)

Total comprehensive income						17,572
Proceeds from issuance of common stock	814,606	6,730	—	—	—	6,730
Tax benefit of stock options exercised (Note 9)	—	2,697	—	—	—	2,697
Stock repurchase	(24,101)	—	—	(519)	—	(519)

BALANCE, SEPTEMBER 26, 2003	14,391,880	126,947	—	30,621	(6,729)	150,839
Components of comprehensive income (Note 14):
Net income	—	—	—	9,278	—	9,278
Currency translation adjustment, net	—	—	—	—	1,319	1,319
Unrealized loss on investments, net	—	—	—	—	228	228

Total comprehensive income						10,825
Proceeds from issuance of common stock	251,422	3,639	—	—	—	3,639
Tax benefit of stock options exercised (Note 9)	—	338	—	—	—	338
Stock repurchase	(5,000)	—	—	(113)	—	(113)

BALANCE, SEPTEMBER 24, 2004	14,638,302	130,924	—	39,786	(5,182)	165,528
Components of comprehensive income (loss) (Note 14):
Net loss	—	—	—	(34,880)	—	(34,880)
Currency translation adjustment, net	—	—	—	—	(763)	(763)

Total comprehensive loss						(35,643)
Proceeds from issuance of common stock	125,128	1,061	—	—	—	1,061
Restricted stock grants		897	(897)	—	—	—
Restricted stock amortization		—	292	—	—	292

BALANCE, SEPTEMBER 30, 2005	14,763,430	$132,882	$(605)	$4,906	$(5,945)	$131,238

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Planar Systems, Inc. was incorporated on April 27, 1983 and commenced operations in June 1983. Planar Systems, Inc., and its wholly owned subsidiaries (collectively, the “Company”) are engaged in developing, manufacturing and marketing electronic display products and systems. These display products and systems are primarily electroluminescent displays (EL) and active matrix liquid crystal displays (AMLCD).

Principles of consolidation

The consolidated financial statements include the financial statements of Planar Systems, Inc. and its wholly-owned subsidiaries, Planar International Ltd., and DOME imaging systems, inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Fiscal year

The Company’s fiscal year ends on the last Friday in September. The last days of fiscal 2005, 2004, and 2003 were September 30, September 24, and September 26, respectively. Due to statutory requirements, Planar International’s fiscal year-end is September 30. All references to a year in these notes are to the Company’s fiscal year ended in the period stated which includes the fiscal year results of Planar International.

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

Foreign currency translation

The Euro is the functional currency of the Company’s foreign subsidiary. Assets and liabilities of the foreign subsidiary are translated into U.S. Dollars at current exchange rates, and sales and expenses are translated using average rates. Gains and losses from translation of net assets are included in accumulated other comprehensive loss. Gains and losses from foreign currency transactions are included as a component of non-operating income (expense).

Cash and cash equivalents

Cash and cash equivalents include cash deposits in banks and highly liquid instruments with maturities of three months or less from the time of purchase.

Short-term investments

All of the Company’s short-term investments are classified as available for sale securities and are reported at fair value. Investments are composed of time deposits with financial institutions with original maturities of six

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

months or less. To date, the unrealized gains or losses on the short-term investments have not been material for inclusion in Shareholders Equity as a component of Other Comprehensive Income (Loss). The cost of securities sold is based on the specific identification method.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of adjustments for estimated excess inventory and obsolescence based upon the Company’s best estimate of future product demand. Inventories consist of:

	2005	2004
Raw materials	$7,577	$13,990
Work in progress	1,884	1,942
Finished goods	26,800	35,870

	$36,261	$51,802

Property, plant and equipment

Depreciation of equipment is computed on a straight-line basis over the estimated useful lives of the assets, generally three to seven years. Capitalized leases and leasehold improvements are amortized on a straight-line basis over the lesser of the life of the leases or the estimated useful lives of the assets. Depreciation of the building is computed on a straight-line basis over its estimated useful life, estimated to be 39 years.

Other assets

Included in other assets of $3,798 and $7,455 as of September 30, 2005 and September 24, 2004, respectively, are assets associated with equipment which had not been placed in service as of September 30, 2005 and September 24, 2004 in the amounts of $451 and $3,379, respectively. As of September 30, 2005 and September 24, 2004, other assets also included $2,896 and $2,684 related to the Company’s deferred compensation plan, which is discussed in Note 8. Assets of the deferred compensation plan are accounted for as trading securities. Any increases in assets cause corresponding increases in liabilities, thereby negating any income or loss effect in the Consolidated Statement of Operations as a result of changes in value of the deferred compensation plan.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

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

Revenue recognition

The Company recognizes revenue for product sales when evidence of an arrangement exists, sales price is determinable and fixed, title transfers and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. Some distributor agreements allow for potential return of products and pre-established contractual obligations for price protection under certain conditions within limited time periods. Such return rights are generally limited to short-term stock rotation. The Company estimates sales returns and price adjustments based on historical experience and other qualitative factors. The Company estimates expected sales returns and price adjustments and records the amounts as a reduction in revenue at the later of the time of shipment or when the pricing decision is made. Each period, price protection is estimated based upon pricing decisions made and information received from customers as to the amount of inventory they are holding. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the collection risk of minimal.

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

	2005	2004	2003
Research and development expense	$10,487	$11,063	$13,467
Contract funding	(658)	(326)	(2,325)

Research and development, net	$9,829	$10,737	$11,142

Warranty

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities (Note 7).

Intangible assets

The intangible assets consist primarily of developed technology and are being amortized over their estimated useful lives. When these assets were acquired, the weighted-average amortization period was approximately four years. As of September 30, 2005, and September 24, 2004, the Company had recorded

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

accumulated amortization of $8,484 and $6,744, respectively. The amortization expense is estimated to be $588 in each of the fiscal years 2006 through 2010, with the remainder to be recognized in fiscal years 2011 and 2012. In fiscal 2005, the Company recorded charges of $2,205 related to the impairment of intangible assets which had accumulated amortization of $3,250 (see Note 4).

Impairment of long-lived assets

Long-lived assets and intangible assets are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Long-lived assets are grouped at the lowest level for which distinguishable cash flows are available. Impairment exists when the carrying value of the asset is greater than the undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value. Fair value is determined through quoted market values or through the calculation of the present value of future cash flows expected to be provided by the asset. See additional discussion in Note 4, Impairment and restructuring charges.

Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“FAS 142”), which changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company accounts for goodwill using an impairment-only approach. Goodwill is tested annually and whenever events or circumstances occur indicating that goodwill may be impaired. Based upon the Company’s impairment analysis completed in the fourth quarter of fiscal 2005, the Company concluded there was impairment of a portion of the goodwill assigned to the Medical segment of $33,320 (see additional discussion in Note 4, Impairment and restructuring charges). The remaining goodwill assigned to the Medical Segment is $11,268, and $3,428 has been assigned to the Industrial Segment.

Advertising expenses

All advertising costs are expensed as incurred and totaled $3,699, $3,487, and $3,134 in fiscal 2005, 2004 and 2003, respectively.

Net income (loss) per share

Basic net income (loss) per share was computed using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. Incremental shares of 0, 263,000 and 556,000 for the fiscal years ended September 30, 2005, September 24, 2004 and September 26, 2003, respectively, were used in the calculations of diluted earnings per share. In years in which a net loss is incurred, no common stock equivalents are included since they are antidilutive. Potential common equivalent shares related to stock options excludes 2,262,765, 1,909,762 and 1,600,687 shares not included in the computation of diluted net income (loss) per share because the options’ exercise price was greater than the average market price of the common shares for the years ended September 30, 2005, September 24, 2004 and September 26, 2003, respectively.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

Financial instruments

For short-term financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, short-term debt, accounts payable and accrued compensation, the carrying amount approximates the fair value because of the immediate short-term nature of those instruments. The differences between the fair values and carrying amounts of the Company’s financial instruments at September 30, 2005 and September 24, 2004 were not material.

Derivative instruments

In January 2001, the Company began using forward exchange contracts to hedge the fluctuations in the dollar value of its Euro denominated accounts receivable and accounts payable. In the years ended September 30, 2005, September 24, 2004 and September 26, 2003, the net gain (loss) on foreign currency exchange transactions was $104, $(29) and $(40), respectively, which has been recorded as foreign exchange, net in the Consolidated Statements of Operations. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The fair value of the contracts is inconsequential due to the short duration of the contracts. The Company maintained open contracts of approximately $21,500 and $13,800 as of September 30, 2005 and September 24, 2004, respectively.

Stock-based compensation plans

Through September 30, 2005, the Company has accounted for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).

If the Company accounted for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Fiscal year ended
	Sept. 30, 2005	Sept. 24, 2004	Sept. 26, 2003
Net income (loss), as reported	$(34,880)	$9,278	$15,202
Less total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,405)	(2,941)	(4,070)

Pro forma net income (loss)	$(38,285)	$6,337	$11,132

Net income (loss) per share:
Basic—as reported	$(2.37)	$0.64	$1.08

Basic—pro forma	$(2.60)	$0.43	$0.79

Diluted—as reported	$(2.37)	$0.62	$1.04

Diluted—pro forma	$(2.60)	$0.43	$0.76

The effects of applying FAS No. 123 in this proforma disclosure are not indicative of future amounts. FAS No. 123 does not apply to awards prior to January 1, 1995 and additional awards are anticipated in future years.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

In December 2004 the Financial Accounting Standards Board revised FAS 123 with the issuance of Statement of Financial Accounting Standards 123 (revised 2004), “Shares Based Payment” (“FAS 123(R)”). This new standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments that are settled in cash. FAS 123(R) eliminates an enterprise’s ability to account for share-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value-based method. FAS 123(R) is effective for annual periods beginning after June 15, 2005, and can be adopted using either a prospective or a retrospective method.

On April 1, 2005, the Company accelerated the vesting of all stock options granted on or before September 24, 2004, issued at an exercise price equal to or greater than $13.00, which were awarded to employees and officers under the Company’s various stock option plans. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles under APB 25. For pro forma disclosure requirements under FAS 123, the Company recognized $1,694 of stock-based compensation for all options for which vesting was accelerated, net of tax, during the year ended September 30, 2005. The Company took this action to reduce future costs under FAS 123(R). In addition, because these options have exercise prices substantially in excess of current market values, the accelerated vesting did not provide material value to the optionees. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of FAS 123(R).

The Company will adopt FAS 123(R) in the first quarter of fiscal 2006 and will continue to evaluate the impact of FAS 123(R) on its operating results and financial condition. Expense to be recognized in the future will not be known until late in the first quarter of fiscal 2006 due to the timing of stock option grants made late in the first quarter of fiscal 2006. The pro forma information presented above and in Note 10 presents the estimated compensation charges under FAS 123. The Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors.

Reclassification

Certain balances in the 2003 financial statements have been reclassified to conform with 2005 and 2004 presentations. Such reclassifications had no effect on results of operations or retained earnings.

NOTE 2    CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables and investments. The risk in trade accounts receivable is limited due to the credit worthiness of the companies comprising the Company’s customer base and their dispersion across many different sectors of the electronics industry and geographies. The risk in investments is limited due to the credit worthiness of investees comprising the portfolio, the short-term duration of the investments and the diversity of the portfolio. At September 30, 2005, the Company does not believe it had any significant credit risks. Certain customers of the Commercial and Medical segments are distributors and do not have significant amounts of capital assets. In the event of bankruptcy of any of these customers, the Company would likely be unable to collect all amounts due.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

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

The Company also purchases single-source components for which it has no guaranteed alternative source of supply, and an extended interruption in the supply of any of these components could adversely affect the Company’s results of operations. Furthermore, many of the components used in the Company’s products are purchased from suppliers located outside the United States. Trading policies adopted in the future by the United States or foreign governments could restrict the availability of components or increase the cost of obtaining components. Any significant increase in component prices or decrease in component availability could have an adverse effect on the Company’s results of operations. The Company has in the past and may in the future face difficulty ensuring an adequate supply of quality high resolution glass used in its medical displays and is actively engaged in efforts to reduce this risk area.

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

NOTE 3    TOPVISION INVESTMENT

In October 2000, the Company acquired a 12.5% interest in TopVision Technologies, a Taiwanese manufacturing Company, which manufactures and sells flat-panel monitors. The Company originally paid $1,533 for its interest in TopVision, which was accounted for using the cost method until TopVision became a publicly traded company, at which time the investment was classified as available for sale. During fiscal 2004, the Company reduced the carrying value by $621 due to a sustained decline in the market value of that investment that was determined to be other than temporary. During fiscal 2005, the Company sold its investment in TopVision for proceeds of $497, thereby recognizing a loss of $390. During the years ended September 30, 2005, September 24, 2004 and September 26, 2003, the Company purchased $4,675, $34,125 and $21,784 of materials from TopVision, respectively. The Company had accounts payable of $0 and $1,874 due to TopVision on September 30, 2005 and September 24, 2004.

NOTE 4    IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consist of:

	Year ended
	2005	2004	2003
Impairment charges	$37,242	$(174)	$335
Restructuring charges	2,671	(466)	160

Total	$39,913	$(640)	$495

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

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

LCD, EL and Photonics Charges

During fiscal 2002, the Company decided to transition its passive-matrix LCD product manufacturing from Wisconsin to China and consolidate its EL product manufacturing into a single factory in Finland, and as a result recorded charges related to impairment of assets, workforce reductions, excess inventory and lease cancellation and restoration costs. These actions were intended to align operations with current market conditions and to improve the profitability of the Company’s operations. The Company completed its transition of PMLCD product manufacturing to China at the end of the first quarter of fiscal 2003. The consolidation of its EL manufacturing facilities into one facility in Finland was completed by the end of fiscal 2003.

During fiscal 2003, the Company recorded an additional charge of $335,000 for fixed asset impairment charges. This additional charge was due to changes in the original estimates of expected cash proceeds from the sale of fixed assets. In addition, the Company determined that $738,000 of the original charge was not required. The original estimates changed due to lease cancellation, restoration and severance costs being less than originally anticipated as employees left voluntarily or filled other vacant positions within the Company. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain of $403,000 which has been recorded as a reduction of impairment and restructuring charges in the Consolidated Statement of Operations in fiscal 2003.

During fiscal 2004, the Company determined that $466,000 of the original charge was not required. The original estimates changed due to lease restoration costs being less than originally anticipated as the Company and the landlord found a suitable tenant to lease the property as is and the Company did not have to restore the facility to its original state. The Company also recognized $174,000 of gains on the sale of assets which had previously been impaired. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain of $640,000 which has been recorded as impairment and restructuring charges in the Consolidated Statement of Operations in fiscal 2004. All actions associated with this reserve have been completed.

2005 Impairment and Severance Charges

During the second quarter of fiscal 2005, the Company determined that certain long-lived assets were impaired, and therefore recorded a $3.4 million charge to reduce these assets to fair value. This determination was based on a review of operational results for certain product lines and shifts in strategic direction for certain company activities. This impairment charge includes $1.7 million for identifiable intangible assets related to developed technology, for which the underlying undiscounted cash flows did not support the carrying value of the assets, $656,000 of capitalized costs associated with a discontinued information technology systems

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

development effort, and $1.1 million of tooling for products that were abandoned, discontinued or for which the undiscounted cash flows did not support the asset’s carrying value. Fair value was determined based on a cash flow analysis for each asset that was determined to be impaired.

During the second quarter of fiscal 2005, the Company adopted a cost reduction plan, including the termination of employment of certain employees who performed primarily sales, marketing and administrative functions. Restructuring charges of $1.8 million, primarily related to severance benefits, were recorded pursuant to this plan.

During the fourth quarter of fiscal 2005, the Company determined that goodwill associated with the Medical segment and the value of certain long-lived assets was impaired, and therefore recorded a $33.9 million charge to reduce these assets to fair value. This impairment charge includes $33.3 million of goodwill related to the acquisition of DOME Imaging Systems, and $554,000 of intangible assets related to developed analog technology, for which the underlying undiscounted cash flows did not support the carrying value of the assets. The goodwill impairment charge was triggered by Medical segment operating results trending differently than originally forecasted during the Company’s annual impairment test conducted during the second quarter of 2005. The developed technology write-down was triggered by an end-of-life decision made in the fourth quarter of 2005 for all Medical segment analog products.

The goodwill impairment was calculated as the difference between the implied fair value of goodwill and the carrying value of goodwill. The implied fair value of goodwill was calculated as the difference between the fair value of the Medical segment on the date of valuation in the fourth quarter of 2005, as determined by a third-party valuation service, which used assumptions provided by management, and the fair value of the net assets of the Medical segment, excluding goodwill.

During the fourth quarter of fiscal 2005, the employment of certain employees who performed primarily sales and administrative functions, including the Company’s former Chief Executive Officer, was terminated. Restructuring charges of $1.3 million, primarily related to severance benefits, have been recorded pursuant to this plan, which include $56,000 of charges related to the acceleration of stock options.

During the fourth quarter of fiscal 2005, the Company determined that $404,000 of the $1.8 million restructuring charges recorded in the second quarter of fiscal 2005 was not required. The original estimates changed due to employment severance costs being less than originally anticipated as employees filled vacant positions within the company.

These charges are recorded as impairment and restructuring charges in the Consolidated Statement of Operations.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

The restructuring charges incurred affected the Company’s financial position as follows:

	Accrued Compensation	Other Liabilities
Balance as of September 27, 2002	$2,079	$1,740
Additional charges (adjustments)	513	(353)
Cash paid out	(1,696)	(219)

Balance as of September 26, 2003	896	1,168
Additional charges (adjustments)	—	(466)
Cash paid out	(896)	(535)

Balance as of September 24, 2004	—	167
Additional charges (adjustments)	2,615	—
Cash paid out	(1,350)	(167)

Balance as of September 30, 2005	$1,265	$—

During fiscal years 2005, 2004 and 2003, the Company paid cash of $1,517, $1,431 and $1,914 related to severance, contractual liabilities and lease termination costs. The remaining amounts are expected to be paid in fiscal 2006 and 2007.

NOTE 5    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consists of:

	2005	2004
Land	$115	$115
Buildings	1,891	1,891
Machinery and equipment	45,561	47,111

Total property, plant and equipment	47,567	49,117
Less accumulated depreciation	(32,556)	(31,257)

Net property, plant and equipment	$15,011	$17,860

NOTE 6    BORROWINGS

Credit Facility

The Company entered into a $50 million credit agreement in December 2003, which replaced the Company’s prior credit agreement. The Company had no borrowings outstanding as of September 30, 2005 and September 24, 2004. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges and costs associated with exit or disposal activities, are added back to net income in the calculation of EBITDA. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. Effective September 30, 2005, the credit agreement was amended to reduce the

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

minimum EBITDA for the four fiscal quarters prior to the date of determination from $12.5 million to $9.0 million, and to alter the available borrowing level based upon the Company’s EBITDA. The Company may borrow up to $20 million if EBITDA is less than $15 million, the Company may borrow up to $35 million if EBITDA is between $15 million and $20 million, and the Company may borrow up to $50 million if EBITDA is $20 million or above.

Capitalized Leases

During fiscal 2002, the Company entered into a capital lease for the leasehold improvements in its new offices. Included in property, plant and equipment was $1,422 of assets as of September 30, 2005, and September 24, 2004. Accumulated depreciation was $660 and $457 related to capitalized leases as of September 30, 2005 and September 24, 2004, respectively. Future minimum payments under capital lease obligations at September 30, 2005 are as follows:

2006	$246
2007	246
2008	246
2009	207

Total minimum lease payments	945
Less amounts representing interest	97

Present value of net minimum lease payments	848
Less current portion	204

Long-term portion of obligations	$644

NOTE 7    OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	2005	2004
Warranty reserve	$2,932	$2,715
Income taxes payable	350	2,883
Other	2,900	3,516

Total	$6,182	$9,114

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

	2005	2004
Balance at beginning of period	$2,715	$2,372
Cash paid for warranty repairs	(4,039)	(3,761)
Provision for current period sales	4,407	3,710
Provision for prior period sales	(151)	394

Balance at end of period	$2,932	$2,715

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

NOTE 8    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of:

	2005	2004
Deferred income tax liability	$1,394	$3,692
Deferred compensation plan liabilities	2,896	2,684

Total	$4,290	$6,376

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

NOTE 9    INCOME TAXES

The components of income (loss) before income taxes consist of the following:

	2005	2004	2003
Domestic	$(43,393)	$10,324	$25,634
Foreign	5,567	2,478	(1,855)

Total	$(37,826)	$12,802	$23,779

The following table summarizes the provision (benefit) for US federal, state and foreign taxes on income:

	2005	2004	2003
Current:
Federal	$(1,646)	$734	$6,373
State	(204)	(421)	925
Foreign	1,168	(267)	—

	(682)	46	7,298
Deferred:
Federal	(1,973)	2,794	1,461
State	(244)	359	388
Foreign	(47)	325	(570)

	(2,264)	3,478	1,279

	$(2,946)	$3,524	$8,577

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

The differences between the U.S. federal statutory tax rate and the Company’s effective rate are as follows:

	2005	2004	2003
Computed statutory rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal tax benefits	(5.2)	4.5	4.5
Effect of foreign tax rates	(1.3)	(2.0)	(1.2)
Permanent differences resulting from goodwill impairment	34.8	—	—
Federal and state settlements	0.3	(5.3)	—
Change in valuation allowance	(0.2)	2.0	(4.2)
Research and other credits	—	(3.6)	(1.3)
Export tax incentives	(0.4)	(3.6)	(0.2)
Other, net	(0.8)	0.5	3.5

Effective tax rate	(7.8)%	27.5%	36.1%

The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 30, 2005, and September 24, 2004 were as follows:

	2005	2004
Deferred tax assets:
Inventory basis difference	$4,947	$3,022
Other reserves and liabilities	4,246	3,214
Impairment and restructuring charges	436	2,447
Net operating loss carryforwards	237	313
AMT and other credit carry forward	977	1,103

Gross deferred tax assets	10,843	10,099
Valuation allowance	(189)	(250)

Deferred tax assets	10,654	9,849
Deferred tax liabilities:
Accumulated depreciation	(3,943)	(4,309)
Intangibles	(515)	(1,608)

Deferred tax liabilities	(4,458)	(5,917)

Net deferred tax asset	$6,196	$3,932

The deferred tax assets and liabilities are recorded in the following balance sheet accounts:

	2005	2004
Other current assets	$7,495	$7,586
Other assets	206	170
Other current liabilities	(111)	(132)
Other long-term liabilities	(1,394)	(3,692)

Total	$6,196	$3,932

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

During fiscal years 2005, 2004, and 2003 the Company recognized tax benefits of $0, $338 and $2,697, respectively, related to differences between financial and tax reporting of stock option transactions. This difference was credited to common stock.

The Company establishes a valuation allowance for certain deferred tax assets, when it is more likely than not that such deferred tax assets will not be realized. For fiscal year 2005 and 2003, the valuation allowance decreased $61 and $1,000, respectively. For fiscal year 2004, the valuation allowance increased by $250. These increases or decreases were due to changes in facts and circumstances related to the utilization of tax credit or loss capital carryforwards.

At September 30, 2005, the Company had federal and state research and experimentation credits of approximately $742, available to reduce future federal and state tax. The carryforwards expire at various dates through 2022. In addition, as of September 30, 2005, the Company has alternative minimum tax credit carryforwards of $296 that do not expire.

In 2005, certain estimated tax liability balances that were recorded upon the acquisition of DOME imaging systems, inc. were determined to be in excess of the actual amount owed based upon completion of audits for those open, pre-acquisition years, and the Company therefore reduced goodwill and other current liabilities by $985.

The Company has not provided for U.S. federal income and foreign withholding taxes on its undistributed earnings from non-U.S. operations as of September 30, 2005 because such earnings are intended to be reinvested indefinitely outside of the United States. The amount of the Company’s undistributed foreign earnings at September 30, 2005 is not reasonably estimable.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, management is not yet in a position to decide on whether, and to what extent, if any, foreign earnings that have not yet been remitted to the U.S. might be repatriated. Based upon the limited analysis performed to date, management has not determined the potential effect of this provision. The Company may elect this one-time deduction in its fiscal year ending September 29, 2006. Management expects to finalize the assessment during 2006.

NOTE 10    SHAREHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock at $.01 par value. At September 30, 2005, no shares of preferred stock have been issued; however, 200,000 shares of Series D Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

Stock options

In fiscal 1994, the Company adopted the 1993 Stock Incentive Plan, which provides for the granting of options to buy shares of Common Stock. These options are intended to either qualify as “incentive stock options”

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

under the Internal Revenue Code or “non-qualified stock options” not intended to qualify. Under the 1993 plan, options issued prior to fiscal 2000 generally become exercisable 25% one year after grant and 6.25% per quarter thereafter, and expire ten years after grant. Options issued after the beginning of fiscal 2000 through the end of fiscal 2003 generally become exercisable 25% each six months after grant, and expire 4 years after grant. Options issued during fiscal 2004, and certain options issued during fiscal 2005, generally become exercisable 25% at each of the 30, 36, 42 and 48 month after grant and expire ten years after grant. Certain options issued during fiscal 2005 become exercisable 25% one year after grant and 6.25% per quarter thereafter, and expire ten years after grant. Certain options also have acceleration provisions based upon objective performance criteria determined at the date of grant of the option which would generally accelerate the option to be exercisable two years after grant. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. During fiscal 1999, the Company adopted the 1999 Non Qualified Stock Option Plan with the same provisions and guidelines as the aforementioned 1993 plan.

The option price under all plans is the fair market value as of the date of the grant. Total shares reserved under these plans are 4,465,000 shares.

The Company also adopted a 1993 stock option plan for Non-employee Directors that provides an annual grant to each outside director of the Company. Total annual grants under this plan cannot exceed 60,000 shares per year.

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 27, 2002	3,087,952	$15.40
Granted	540,160	19.85
Exercised	(679,122)	9.10
Canceled	(388,377)	20.19

Options outstanding at September 26, 2003	2,560,613	17.34
Granted	643,161	18.28
Exercised	(183,227)	15.56
Canceled	(198,096)	19.46

Options outstanding at September 24, 2004	2,822,451	17.52
Granted	892,750	9.30
Exercised	(63)	7.88
Canceled	(765,928)	17.22

Options outstanding at September 30, 2005	2,949,210	15.17

Exercisable at September 30, 2005	2,277,327	16.92

Exercisable at September 24, 2004	2,010,802	16.85

Exercisable at September 26, 2003	1,751,787	15.90

Statement of Financial Accounting Standards No. 123

During 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation” which defines a fair value based method of accounting for an employee stock option or

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. The Company has computed, for proforma disclosure purposes, the value of all options granted during 2005, 2004, and 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

	2005	2004	2003
Risk free interest rate	3.6%	3.0%	2.6%
Expected dividend yield	—	—	—
Expected lives (in years)	4.2	4.2	4.2
Expected volatility	63.6%	63.6%	68.8%

Using the Black-Scholes valuation method, the total value of options granted during fiscal 2005, 2004 and 2003 was $4,348, $6,384, and $5,743, respectively, which would be amortized on a proforma basis over the vesting period of the options. The weighted average fair value of options granted during fiscal 2005, 2004, and 2003 was $4.87, $9.93, and $10.63, per share, respectively.

The following table summarizes information about stock options and grants outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Number Outstanding at 9/30/05	Average of Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable at 9/30/05	Weighted Average Exercise Price
$6.06–$9.08	698,445	6.2	$7.44	363,445	$7.02
$9.50–$14.25	732,792	5.8	11.27	395,909	11.88
$14.50–$21.75	1,084,875	2.4	19.09	1,084,875	19.09
$21.89–$31.50	433,098	4.6	24.41	433,098	24.41

$6.06–$31.50	2,949,210	4.4	$15.17	2,277,327	$16.92

Performance restricted stock

The Company’s plans provide for the issuance of restricted stock to employees. The shares issued vest over a two- to four-year period, based on the attainment of specified performance measures, the passage of time, or both. In the event the performance measures are not met, any unvested shares generally would vest at the end of four years. In addition, 160,000 shares of restricted stock were issued to the Chief Executive Officer, 10,000 of which vested immediately, and 150,000 of which vest only upon the attainment of an average daily stock price for a specified time period. 75,000 shares vest upon the attainment of an average daily stock price of $10 for a period of 40 trading days, and 75,000 shares vest upon the attainment of an average daily stock price of $12 for a period of 40 trading days. In the event that the average daily stock price goals are not met prior to September 26, 2008, the 150,000 shares would expire unvested. The value of these 150,000 shares will be recognized as expense over the requisite service period, pursuant to FAS 123 (R), and the value of the 10,000 shares was recognized as expense upon issuance. During fiscal 2005 and 2004, the Company issued 249,525 and 9,475 shares of restricted stock to employees. No restricted stock was issued to employees during fiscal 2003. All unvested restricted stock is reflected in Unearned restricted stock compensation in the Company’s Consolidated Balance Sheet, with the exception of the aforementioned 150,000 shares.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

Employee Stock Purchase Plan

In fiscal 2005, the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85 percent of the fair market value at specific dates. At September 30, 2005, 317,476 shares remain available for purchase through the plan and there were 391 employees eligible to participate in the plan, of which 123 or 31% were participants. Employees purchased 125,065 shares, at an average price of $8.04 per share during the year. Total receipts to the Company were $1,004. Since the plan is non-compensatory, no charges to operations have been recorded. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes option pricing model. The fair value of the shares issued in fiscal 2005, 2004, and 2003 was $3.27, $5.00, and $4.45 per share, respectively. In fiscal 2005, 2004, and 2003, the risk free interest rate was 2.1%, 1.1% and 1.4%, the expected dividend yield was 0%, 0% and 0%, the expected lives were 0.5 years, 0.5 years and 0.5 years, and the expected volatility was 58.8%, 58.8% and 71.8%, respectively. No shares remain available for issue under the 1994 Employee Stock Purchase Plan.

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

At September 30, 2005, the minimum annual operating lease payments are:

Fiscal year ending in September
2006	$3,387
2007	3,199
2008	2,899
2009	1,781
2010	1,842
Thereafter	5,421

$18,529

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

Total rent expense was $4,244, $3,747, and $3,995, and for the years ended September 30, 2005, September 24, 2004, and September 26, 2003, respectively.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Research and development expenses consist of both research and product development expenses. Research expenses are allocated to the segments based upon a percentage of budgeted sales. Most product development, marketing and sales expenses are specifically identified by segment. General and administrative expenses are allocated based upon a percentage of budgeted sales. Interest expense, interest income, other non-operating items and income taxes by segment are not included or disclosed in the internal information provided to the chief operating decision-maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to external customers below.

	2005	2004	2003
Sales to external customers (by segment):
Medical	$75,002	$79,551	$88,636
Industrial	54,664	54,809	66,024
Commercial	102,166	121,836	97,267

Total sales	$231,832	$256,196	$251,927

Sales to external customers (by geography):
United States	$190,179	$217,390	$204,027
Other	41,653	38,806	47,900

Total sales	$231,832	256,196	251,927

Operating income (loss):
Medical	$329	$1,766	$8,789
Industrial	5,158	10,229	16,025
Commercial	(3,774)	169	743
Impairment and restructuring charges	(39,913)	640	(495)

Total operating income (loss)	$(38,200)	$12,804	$25,062

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2005

(Dollars in thousands, except per share amounts)

The assets and related capital expenditures of the Company are not reported by segment. Property, plant and equipment by geography is as follows:

	2005	2004
US	$10,121	$13,810
Europe	4,890	4,050

Total Assets	$15,011	$17,860

Products sold within the Medical and Commercial segments to one customer comprised 16% and 12% of total consolidated sales in fiscal 2005 and 2004. Products sold within the Medical and Commercial segments to another customer comprised 10% of total consolidated sales in 2005. Products sold within the Medical and Commercial segments to a third customer comprised 19% of total consolidated sales in each of fiscal years 2004 and 2003.

NOTE 13    401(K) AND PENSION PLAN

All employees in North America over 21 years of age are eligible to participate in the 401(k) savings and profit sharing plan. Employees can contribute up to statutory maximums. The Company matches 5.5% of each participating employee’s eligible compensation, also subject to statutory maximums. Employer contributions vest immediately. The 401(k) plan expense amounted to $684, $799, and $894 for the years ended September 30, 2005, September 24, 2004, and September 26, 2003, respectively.

The Company’s foreign subsidiary, located in Finland, participates in a multiemployer pension plan in which all employees receive defined benefit payments upon retirement. The Company recognized expense of $1,230, $1,164, and $1,192 in fiscal years 2005, 2004 and 2003, respectively, related to this plan.

NOTE 14    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and its components have no impact on the Company’s net income (loss). Comprehensive income (loss) and its components were as follows:

	2005	2004	2003
Net income (loss) (net of tax expense (benefit) of ($2,946), $3,524, and $8,577, respectively)	$(34,880)	$9,278	$15,202
Other comprehensive income (loss):
Currency translation adjustment	(763)	1,319	2,618
Unrealized gain (loss) on available for sale securities (net of tax of $0, $90, and $(98), respectively)	—	228	(248)

Total comprehensive income (loss)	$(35,643)	$10,825	$17,572

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Disclosure Controls and Procedures

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

There were no significant changes in the Company’s internal controls or in other factors during the quarter ended September 30, 2005 that could significantly affect our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of September 30, 2005.

Management’s assessment of the effectiveness of our internal controls over financial reporting as of September 30, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on Internal Control Over Financial Reporting included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Planar Systems, Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Planar Systems, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Planar Systems, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Planar Systems, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Planar Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 30, 2005 and September 24, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2005, and our report dated December 12, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

December 12, 2005

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of Planar Systems, Inc.

The information set forth under the captions “Election of Directors”, “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 2, 2006, is incorporated by reference into this Report.

The Company has adopted the Planar Employees’ Code of Conduct that applies to all of the Company’s directors, officers and employees. A copy of the Code of Conduct is incorporated by reference as an Exhibit to this Report. The Planar Employees’ Code of Conduct is publicly available on the Company’s website under the Investors section (at http://www.planar.com/CCBN/governance.cfm). None of the material on the Company’s website is part of this report. If there is any waiver from any provision of the Planar Employees’ Code of Conduct to the Company’s executive officers or directors, the Company will disclose the nature of such waiver on its website or in a report on Form 8-K.

Item 11.	Executive Compensation

The information set forth under the captions “Election of Directors—Director Compensation,” “Executive Compensation,” “Compensation Committee Report of the Compensation Committee” and “Stock Performance Graph” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 2, 2006, is incorporated by reference into this Report.

During fiscal 2005, there were changes made in the role of Chief Financial Officer. In addition to being the Company’s Chief Operating Officer for all of fiscal 2005, Steve Buhaly was the Company’s Chief Financial Officer for the time period from September 25, 2004 through January 2, 2005. On January 3, 2005 Scott Hildebrandt became the Company’s Chief Financial Officer until his resignation, effective May 13, 2005, at which time Steve Buhaly once again became the Chief Financial Officer. On November 22, 2005 Scott Hildebrandt again became the Company’s Chief Financial Officer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” and “Stock Owned by Management and Principal Shareholders” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 2, 2006, is incorporated by reference into this Report.

Item 13.	Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 2, 2006, is incorporated by reference into this Report.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 2, 2006, is incorporated by reference into this Report.

Part IV

Item 15.	Exhibits and Financial Statement, Schedules

(a)(1) Financial Statements

The financial statements of Planar Systems, Inc. as set forth under Item 8 are filed as part of this report.

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted since the information called for is not present in amounts sufficient to require submission of the schedules.

The independent registered public accounting firm report with respect to the above-listed financial statements appears on page 28 of this report.

(a)(3) Exhibits

Exhibit Number	Title
3.1	Second Restated Articles of Incorporation of Planar Systems, Inc. (1)

3.2	Second Restated Bylaws of Planar Systems, Inc. (8)

3.3	Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (2)

4.1	Specimen stock certificate (1)

4.4	Rights Agreement dated as of February 1, 1996 between Planar Systems, Inc. and First Interstate Bank of Oregon, N.A. (3)

10.1	Form of Indemnity Agreement between Planar Systems, Inc. and each of its executive officers and directors (1)*

10.2	1993 Stock Option Plan for Nonemployee Directors (1)*

10.3	1993 Incentive Stock Option Plan (1)*

10.4	1994 Employee Stock Purchase Plan (4)*

10.5	Lease agreement dated as of September 30, 1993 between Science Park Limited Partnership I and Planar System Inc. (1)

10.6	Lease agreement dated as of May 20, 1998 between Metra Corporation and Planar International, Ltd (English translation) (5)

10.7	1996 Stock Incentive Plan (6)*

10.8	Lease agreement dated May 30, 1997 between Pacific Realty Associates, L.P. and Planar America, Inc. (6)

10.9	Planar Systems, Inc. Nonqualified Stock Option Agreement between Planar Systems, Inc. and William D. Walker dated as of May 13, 1999(7)*

10.10	Executive Employment Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 24, 1999(8)*

10.11	Restricted Stock Award Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 24, 1999(8)*

Exhibit Number	Title
10.12	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 27, 1999(8)*

10.13	Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999(8)*

10.14	Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999(8)*

10.15	Planar Systems, Inc. 1999 Nonqualified Stock Option Plan (8)*

10.16	Planar Systems, Inc. Deferred Compensation Plan (8)*

10.17	Amendment to Executive Employment Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 26, 2000(9)*

10.18	Form of Change in Control Agreement between Planar Systems, Inc. and certain executive officers dated as of September 26, 2000(9)*

10.19	Lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (10)

10.20	Addendum to lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (10)

10.21	Agreement and Plan of Merger dated as of March 18, 2002 by and among Planar Systems, Inc., DOME imaging systems, inc., Bone Doctor Acquisition Corporation and certain stockholders of DOME (11)

10.22	Master Equipment Lease dated June 24, 2002 between The Fifth Third Leasing Company and Planar Systems, Inc. (12)

10.23	Credit Agreement Dated as of December 16, 2003 among Planar Systems, Inc. and Bank of America, N.A. (13)

10.24	First Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, National Associates, dated as of December 21, 2004 (14)

10.25	Planar Systems, Inc. 2004 Employee Stock Purchase Plan (15)*

10.26	Planar Systems, Inc. Director Compensation Plan (15)*

10.27	Planar Systems, Inc. 2005 Cash Bonus Plan (15)*

10.28	Form of Planar Systems, Inc. 1996 Stock Incentive Plan Stock Option Agreement (15)*

10.29	Separation Agreement and Release by and between Planar Systems, Inc. and Chris N. King dated April 4, 2005 (16)*

10.30	Consulting Agreement by and between Planar Systems, Inc. and Chris N. King dated April 4, 2005 (16)*

10.31	Separation Agreement and Release by and between Planar Systems, Inc. and Scott Hildebrandt dated April 20, 2005 (17)*

10.32	Second Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, National Associated, dated as of October 21, 2005 (18)*

10.33	Separation Agreement and Release by and between Planar Systems, Inc. and Balaji Krishnamurthy dated September 26, 2005

Exhibit Number	Title
10.34	Consulting Agreement by and between Planar Systems, Inc. and Balaji Krishnamurthy dated September 26, 2005*

10.35	Executive Employment Agreement by and between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005*

10.36	Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005*

10.37	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005*

10.38	Letter Agreement between Scott Hildebrandt and Planar Systems, Inc. dated as of November 22, 2005 (19)*

10.39	Restricted Stock Award Agreement between Planar Systems, Inc. and Scott Hildebrandt dated as of November 22, 2005 (19)*

10.40	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Scott Hildebrandt dated as of November 22, 2005 (19)*

14.0	Code of Conduct of Planar Systems, Inc. (13)

21.0	Subsidiaries of Planar Systems, Inc.

23.0	Consent of KPMG LLP, Independent registered public accounting firm

24.0	Power of Attorney (included on Signature Page)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 27, 1996.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 1996.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994.
(5)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended September 25, 1998.
(6)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended September 26, 1997.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 1999.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 24, 1999.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2001.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2002.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 2003.
(14)	Incorporated by reference to the Company’s Current Report on 8-K filed on December 28, 2004.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2005.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2005.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2005.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2005.

*	This exhibit constitutes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC

December 13, 2005	By:	/s/ SCOTT HILDEBRANDT
Scott Hildebrandt Vice President Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerald Perkel and Scott Hildebrandt, and each of them singly, as his true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ GERALD K. PERKEL Gerald K. Perkel	President, Chief Executive Officer, Director (Principal Executive Officer)	December 13, 2005

/s/ SCOTT HILDEBRANDT Scott Hildebrandt	Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	December 13, 2005

/s/ STEVE BUHALY Steve Buhaly	Vice President and Chief Operating Officer	December 13, 2005

/s/ CARL NEUN Carl Neun	Director	December 13, 2005

/s/ WALTER W. NOCE, JR. Walter W. Noce, Jr.	Director	December 13, 2005

/s/ HEINRICH STENGER Heinrich Stenger	Director	December 13, 2005

/s/ E. KAY STEPP E. Kay Stepp	Director	December 13, 2005

/s/ GREGORY H. TURNBULL Gregory H. Turnbull	Chairman	December 13, 2005

/s/ WILLIAM D. WALKER William D. Walker	Director	December 13, 2005

/s/ STEVEN E. WYNNE Steven E. Wynne	Director	December 13, 2005