Form 10-Q
period 2005-12-30
PLANAR SYSTEMS INC
filed 2006-02-08
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended December 30, 2005

Commission File No. 0–23018

PLANAR SYSTEMS, INC.

(exact name of registrant as specified in its charter)

Oregon	93-0835396
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1195 NW Compton Dr., Beaverton, Oregon	97006
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (503) 748-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Number of common stock outstanding as of February 1, 2006

14,992,766 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended
	Dec. 30, 2005	Dec. 31, 2004
Sales	$57,149	$63,088
Cost of sales	42,857	49,429

Gross profit	14,292	13,659
Operating expenses:
Research and development, net	2,533	2,734
Sales and marketing	5,214	5,518
General and administrative	4,067	4,704
Amortization of intangible assets	147	648
Restructuring charges	347	—

Total operating expenses	12,308	13,604

Income from operations	1,984	55
Non-operating income (expense):
Interest, net	519	4
Foreign exchange, net	(281)	86
Other	(11)	(103)

Net non-operating expense	227	(13)

Income before income taxes	2,211	42
Provision for income taxes	752	14

Net income	$1,459	$28

Basic net income per share	$0.10	$0.00
Average shares outstanding - basic	14,782	14,675
Diluted net income per share	$0.10	$0.00
Average shares outstanding - diluted	14,845	14,853

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	Dec. 30, 2005	Sept. 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,693	$52,185
Short-term investments	13,000	13,000
Accounts receivable	19,708	22,517
Inventories	40,758	36,261
Other current assets	11,497	10,745

Total current assets	143,656	134,708
Property, plant and equipment, net	13,698	15,011
Goodwill	14,696	14,696
Intangible assets	3,723	3,871
Other assets	3,698	3,798

	$179,471	$172,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,119	$21,467
Accrued compensation	6,709	5,481
Current portion of long-term debt and capital leases	207	204
Deferred revenue	2,258	2,578
Other current liabilities	8,993	6,182

Total current liabilities	41,286	35,912
Long-term debt and capital leases, less current portion	581	644
Other long-term liabilities	4,407	4,290

Total liabilities	46,274	40,846
Shareholders’ equity:
Common stock	133,052	132,277
Retained earnings	6,365	4,906
Accumulated other comprehensive loss	(6,220)	(5,945)

Total shareholders’ equity	133,197	131,238

	$179,471	$172,084

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended
	Dec. 30, 2005	Dec. 31, 2004
Cash flows from operating activities:
Net income	$1,459	$28
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,916	2,345
Loss on investments, net	—	153
Stock based compensation	700	—
Restructuring charges	347	—
(Increase) decrease in accounts receivable	2,724	(703)
(Increase) decrease in inventories	(4,551)	5,215
Increase in other current assets	(774)	(1,165)
Increase in accounts payable	1,668	1,639
Increase in accrued compensation	955	1,706
Increase (decrease) in deferred revenue	(315)	565
Increase (decrease) in other current liabilities	2,895	(2,575)

Net cash provided by operating activities	7,024	7,208
Cash flows from investing activities:
Purchase of property, plant and equipment	(306)	(566)
(Increase) decrease in long-term assets	12	(4)

Net cash used in investing activities	(294)	(570)
Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(59)	(48)
Net proceeds from issuance of capital stock	24	426

Net cash provided by (used in) financing activities	(35)	378
Effect of exchange rate changes	(187)	1,586

Net increase in cash and cash equivalents	6,508	8,602
Cash and cash equivalents at beginning of period	52,185	30,265

Cash and cash equivalents at end of period	$58,693	$38,867

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in such financial statements has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 30, 2005.

Note 2 - STOCK BASED COMPENSATION PLANS

On October 1, 2005, the Company adopted Statement of Financial Accounting Standards 123 (revised 2004), “Share Based Payment,” (“FAS 123(R)”) which requires the measurement and recognition of compensation expense for all share based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 107 (“SAB 107”) relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended December 30, 2005 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Stock based compensation expense recognized under FAS 123(R) for the three months ended December 30, 2005 was $751, which consisted of stock based compensation expense related to employee stock options, restricted stock and employee stock purchases. See Note 7 for additional information.

There was no stock based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended December 31, 2004, however pro forma stock based compensation expense for the three months ended December 31, 2004 was $1.6 million. Expense of $49 was recognized related to restricted stock during the three months ended December 31, 2004. On April 1, 2005, the Company accelerated the vesting of all stock options granted on or before September 24, 2004, issued at an exercise price equal to or greater than $13.00, which were awarded to employees and officers under the Company’s various stock option plans. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles under APB 25. For pro forma disclosure requirements under FAS 123, the Company recognized $1,694 of stock-based compensation for all options for which vesting was accelerated, net of tax, during the year ended September 30, 2005. The Company took this action to reduce future costs under FAS 123(R). In addition, because these options had exercise prices substantially in excess of current market values, the accelerated vesting did not provide material value to the optionees.

FAS 123(R) requires companies to estimate the fair value of share based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of FAS 123(R), the Company accounted for stock based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”). Under the intrinsic value method, no stock based compensation expense related to employee stock options had been recognized in the Company’s Consolidated Statement of Operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock based compensation expense recognized during the period is based on the value of the portion of share based payment awards that is ultimately expected to vest during the period. Stock based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2006 included compensation expense for share based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). Compensation expense for all share based payment awards is recognized using the straight-line single-option method. As stock based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of FAS 123(R), the Company maintained its method of valuation of employee stock options granted using the Black-Scholes option pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under FAS 123. For additional information, see Note 7. The Company’s determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables, including the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock based compensation pursuant to FAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock based compensation awards that are outstanding upon adoption of FAS 123(R).

Note 3 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Dec. 30, 2005	Sept. 30, 2005
	(Unaudited)
Raw materials	$8,256	$7,577
Work in process	1,298	1,884
Finished goods	31,204	26,800

	$40,758	$36,261

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

	Three months ended
	Dec. 30, 2005	Dec. 31, 2004
Research and development expense	$2,542	$2,894
Contract funding	(9)	(160)

Research and development, net	$2,533	$2,734

Note 5 - RESTRUCTURING CHARGES

Restructuring charges in the three month period ended December 30, 2005 are the result of the termination of the Company’s former Chief Operating Officer. These charges of $347 relate primarily to severance benefits, and include $51 for the acceleration of stock options. There were no restructuring charges in the three month period ended December 31, 2004.

During the second quarter of fiscal 2005, the Company determined that certain long-lived assets were impaired, and therefore recorded a $3.4 million charge to reduce these assets to fair value. This determination was based on a review of operational results for certain product lines and shifts in strategic direction for certain company activities. This impairment charge included $1.7 million for identifiable intangible assets related to developed technology, for which the underlying undiscounted cash flows did not support the carrying value of the assets, $656 of capitalized costs associated with a discontinued information technology systems development effort, and $1.1 million of tooling for products that were abandoned, discontinued or for which the undiscounted cash flows did not support the asset’s carrying value. Fair value was determined based on a cash flow analysis for each asset that was determined to be impaired.

During the second quarter of fiscal 2005, the Company adopted a cost reduction plan, including the termination of employment of certain employees who performed primarily sales, marketing and administrative functions. Restructuring charges of $1.8 million, primarily related to severance benefits, were recorded pursuant to this plan.

During the fourth quarter of fiscal 2005, the Company determined that goodwill associated with the Medical segment and the value of certain long-lived assets was impaired, and therefore recorded a $33.9 million charge to reduce these assets to fair value. This impairment charge includes $33.3 million of goodwill related to the acquisition of DOME Imaging Systems, and $554 of intangible assets related to developed analog technology, for which the underlying undiscounted cash flows did not support the carrying value of the assets. The goodwill impairment charge was triggered by Medical segment operating results trending differently than originally forecasted during the Company’s annual impairment test conducted during the second quarter of 2005. The developed technology write-down was triggered by an end-of-life decision made in the fourth quarter of 2005 for all Medical segment analog products.

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

During the fourth quarter of fiscal 2005, the employment of certain employees who performed primarily sales and administrative functions, including the Company’s former Chief Executive Officer, was terminated. Restructuring charges of $1.3 million, primarily related to severance benefits, have been recorded pursuant to this plan, which include $56 of charges related to the acceleration of stock options.

During the fourth quarter of fiscal 2005, the Company determined that $404 of the $1.8 million restructuring charges recorded in the second quarter of fiscal 2005 was not required. The original estimates changed due to employment severance costs being less than originally anticipated as employees filled vacant positions within the company.

The restructuring charges previously incurred affected the Company’s financial position as follows:

Accrued Compensation
Balance as of September 30, 2005	$1,265
Additional charges	296
Cash paid out	(310)

Balance as of December 30, 2005	$1,251

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

Note 7 - EMPLOYEE STOCK BENEFIT PLANS

Stock options

In fiscal 1994, the Company adopted the 1993 Stock Incentive Plan, which provides for the granting of options to buy shares of Common Stock. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. During fiscal 1999, the Company adopted the 1999 Non Qualified Stock Option Plan with the same provisions and guidelines as the aforementioned 1993 plan. These options are intended to either qualify as “incentive stock options” under the Internal Revenue Code or “non-qualified stock options” not intended to qualify. Under the plans, options issued prior to fiscal 2000 generally become exercisable 25% one year after grant and 6.25% per quarter thereafter, and expire ten years after grant. Options issued after the beginning of fiscal 2000 through the end of fiscal 2003 generally become exercisable 25% each six months after grant, and expire 4 years after grant. Options issued during fiscal 2004, and certain options issued during fiscal 2005, generally become exercisable 25% at each of the 30, 36, 42 and 48 months after grant and expire ten years after grant. Certain options issued during fiscal 2005, and all options issued during fiscal 2006, become exercisable 25% one year after grant and 6.25% per quarter thereafter, and expire ten years after grant. Certain options also have acceleration provisions based upon meeting objective market conditions determined at the date of grant of the option which could accelerate the option to be exercisable two years after grant.

The option price under all plans is the fair market value as of the date of the grant. Total shares reserved under these plans are 4,465,000 shares.

The Company also adopted a 1993 stock option plan for Non-employee Directors that provides an annual grant to each outside director of the Company. On February 2, 2006, the Company’s shareholders approved amendments to the 1993 stock option plan (see Part II Item 5 for further discussion).

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 24, 2004	2,822,451	$17.52
Granted	892,750	9.30
Exercised	(63)	7.88
Canceled	(765,928)	17.22

Options outstanding at September 30, 2005	2,949,210	15.17
Granted	555,338	9.00
Exercised	(42,902)	6.54
Canceled	(392,238)	19.07

Options outstanding at December 30, 2005	3,069,408	13.67

The total pretax intrinsic value of options exercised during the three months ended December 30, 2005 was $127. The total fair value of options vested during the first quarter of 2006 was $32.

The following table summarizes information about stock options outstanding at December 30, 2005:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Weighted Number Outstanding at 12/30/05	Average of Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable at 12/30/05	Average of Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 6.06–$ 8.87	917,543	7.3	$7.77	$600	330,543	2.7	$7.12	$432
$ 9.49–$14.13	993,693	6.9	10.71	—	379,141	3.2	11.75	—
$14.22–$21.31	547,574	3.8	17.93	—	547,574	3.8	17.93	—
$21.50–$31.50	610,598	3.3	23.56	—	610,598	3.3	23.56	—

$ 6.06–$31.50	3,069,408	5.7	$13.67	$600	1,867,856	3.3	$16.60	$432

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.37 as of December 30, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 30, 2005 was 294,543. As of September 30, 2005, 2,277,327 outstanding options were exercisable, and the weighted average exercise price was $16.92.

Restricted stock

The Company’s plans provide for the issuance of restricted stock to employees, (“Nonvested shares” per FAS 123R). The shares issued generally vest over a two- to four-year period, upon meeting objective market conditions, the passage of time, or both. In the event the market conditions are not met, shares would vest at the end of four years.

In addition to the aforementioned grants of restricted stock to employees in fiscal 2004 and 2005, 160,000 shares of restricted stock were issued to the Chief Executive Officer in fiscal 2005, including 10,000 shares that vested immediately upon issuance, 75,000 shares that vest upon the attainment of an average daily stock price of $10 for a period of 40 trading days (the $10 tranche), and 75,000 shares that will vest upon the attainment of an average daily stock price of $12 for a period of 40 trading days (the $12 tranche). In the first quarter of fiscal 2006, 55,000 shares of restricted stock were also issued to the Chief Financial Officer, including 5,000 shares that vested immediately, 25,000 shares that will vest over a four year period, 12,500 shares that will vest upon the attainment of an average daily stock price of $11 for a period of 30 trading days (the $11 tranche), and 12,500 shares that will vest upon the attainment of an average daily stock price of $13 for a period of 30 trading days (the $13 tranche). The 75,000 shares that composed the $10 tranche vested on February 1, 2006. In the event that the average daily stock price goals are not met prior to September 26, 2008, for the $12 tranche and November 22, 2008 for the $11 and $13 tranches, the corresponding 100,000 shares would expire unvested. The value of these 175,000 shares, and the related requisite service period, has been determined by use of a Monte Carlo simulation model, and is being recognized as expense over the requisite service period, pursuant to FAS 123(R). The total value of these 175,000 shares is $1,090, and the average derived service period is 1.2 years. The value of the immediately vested shares was recognized as expense upon issuance. The value of the time vested shares is being recognized as expense over the vesting period. Monte Carlo simulation modeling is a method for valuing contingent claims on stock with characteristics that depend on the trailing stock price path, such as those restricted shares issued to the Company’s Chief Executive Officer and Chief Financial Officer. Monte Carlo modeling uses computer generated pseudorandom numbers to build sample stock price paths, for each of which a payoff is calculated, and all of which are discounted back to the grant date using a risk-neutral rate. After generating many such paths and payoffs, the value of the restricted stock is set to equal the average of the payoffs. Monte Carlo modeling also derives the probability of vesting and the length of the vesting period.

Information regarding these restricted stock grants is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2005	237,324	7.88
Granted	167,500	8.98
Vested	(6,100)	9.45
Canceled	—	—

Restricted stock outstanding at December 30, 2005	398,724	$8.31

During fiscal 2005, the Company issued 249,525 shares of restricted stock to employees.

Employee Stock Purchase Plan

In fiscal 2005, the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85 percent of the fair market value at specific dates. At September 30, 2005, 317,476 shares remain available for purchase through the plan and there were 391 employees eligible to participate in the plan, of which 123 or 31% were participants. Employees purchased 125,065 shares, at an average price of $8.04 per share during fiscal 2005. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. The use of the Black-Scholes model, and related assumptions integrated into the model, are discussed in a subsequent paragraph.

Valuation and Expense Information under FAS 123(R)

On October 1, 2005, the Company adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The following table summarizes stock based compensation expense related to share based payment awards, and employee stock purchases under FAS 123(R) for the three months ended December 30, 2005, which was allocated as follows:

Three Months Ended December 30, 2005
Cost of sales — product	$41

Stock based compensation expense included in cost of sales	41

Research and development	31
Sales and marketing	115
General and administrative	513
Restructuring	51

Stock based compensation expense included in operating expenses	710
Stock based compensation expense related to employee stock options, restricted stock, and employee stock purchases	751
Tax benefit	276

Stock based compensation expense related to employee stock options, restricted stock, and employee stock purchases, net of tax	$475

Stock based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months ended December 31, 2004 was $49, which related to restricted stock.

The table below reflects net income and diluted net income per share for the three months ended December 30, 2005 compared with the pro forma information for the three months ended December 31, 2004 as follows:

	Three Months Ended
	December 30, 2005	December 31, 2004
Net income — as reported for the prior period (1)	N/A	$28
Stock based compensation expense related to employee stock options, restricted stock, and employee stock purchases for the three months ended December 30, 2005, and related to employee stock options for the three months ended December 31, 2004	$751	1,555
Tax benefit	$276	529

Stock based compensation expense related to employee stock options, restricted stock, and employee stock purchases for the three months ended December 30, 2005, and related to employee stock options for the three months ended December 31, 2004, net of tax (2)	$475	$1,026

Net income (loss), including the effect of stock based compensation expense (3)	$1,459	$(998)

Diluted net income per share — as reported for the prior period (1)	N/A	$0.00
Diluted net income per share, including the effect of stock based compensation expense (3)	$0.10	$(0.07)

(1)	Net income and net income per share prior to fiscal 2006 did not include stock based compensation expense for employee stock options and employee stock purchases under FAS 123 because the Company did not adopt the recognition provisions of FAS 123.

(2)	Stock based compensation expense prior to fiscal 2006 represents pro forma information based on FAS 123.

(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on FAS 123.

As of December 30, 2005, total future compensation expense related to nonvested stock options and restricted stock is expected to be $4,256 and $2,457, respectively. This expense is anticipated to be recognized through the first quarter of fiscal 2009, and includes $832 of expense related to restricted stock issued to the Company’s Chief Executive Officer and Chief Financial Officer, which vests only upon the attainment of target stock price levels (the $10—$13 tranches) for a specified number of days.

Upon adoption of FAS 123(R), the Company continued its methodology of calculating the value of employee stock options on the date of grant using the Black-Scholes model which it also used for the purpose of the pro forma financial information in accordance with FAS 123.

The use of a Black-Scholes model requires the use of estimates of employee exercise behavior data and other assumptions including expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the three months ended December 30, 2005 was $4.62 per share using the Black-Scholes model with the following assumptions:

Three Months Ended December 30, 2005
Expected volatility	59.2%
Risk-free interest rate	4.0%
Expected dividends	0.0%
Expected lives (in years)	4.3

The Company estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience.

As stock based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Dilutive Effect of Employee Stock Benefit Plans

Basic and diluted shares outstanding for the three months ended December 30, 2005 were 14,782,000 shares and 14,845,000 shares, respectively. Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. During the three months ended December 30, 2005, the dilutive effect of in-the-money employee stock options was approximately 63,000 shares based on the Company’s average share price of $9.02.

Note 8 - NET INCOME PER COMMON SHARE

Basic net income per share was computed using the weighted-average number of shares of common stock outstanding during each period. Diluted net income per share was computed using the weighted-average number of shares of common stock plus dilutive common equivalent shares outstanding during each period. Incremental shares of 63,000 and 178,000 for the quarters ended December 30, 2005 and December 31, 2004, respectively, were used in the calculations of diluted net income per share. Potential common equivalent shares related to stock options excludes 1,537,000 and 2,278,000 shares from the computation of diluted net income per share because the inclusion of such shares would be antidilutive for the periods ended December 30, 2005, and December 31, 2004, respectively.

Note 9 - COMPREHENSIVE INCOME

Comprehensive income was $1,184 and $2,312 for the quarters ended December 30, 2005 and December 31, 2004, respectively.

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

	Three months ended
	Dec. 30, 2005	Dec. 31, 2004
Net sales to external customers (by segment):
Medical	$18,048	$20,638
Industrial	13,674	14,258
Commercial	25,427	28,192

Total sales	$57,149	$63,088

Operating income (loss):
Medical	$365	$(19)
Industrial	1,404	1,634
Commercial	562	(1,560)
Restructuring Charges	(347)	—

Income from Operations	$1,984	$55

Note 11 - GUARANTEES

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

	Three Months Ended
	Dec. 30, 2005	Dec. 31, 2004
Balance as of beginning of period	$2,932	$2,715
Cash paid for warranty repairs	(815)	(769)
Provision for current period sales	1,109	817
Provision for prior period sales	—	(125)

Balance as of end of period	$3,226	$2,638

NOTE 12 - LONG-TERM DEBT

The Company entered into a $50 million credit agreement in December 2003, which replaced the Company’s prior credit agreement. The Company had no borrowings outstanding as of December 30, 2005 and September 30, 2005. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges, costs associated with exit or disposal activities, and stock based compensation, are added back to net income in the calculation of EBITDA. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. Effective September 30, 2005, the credit agreement was amended to reduce the minimum EBITDA for the four fiscal quarters prior to the date of determination from $12.5 million to $9.0 million, and to alter the available borrowing level based upon the Company’s EBITDA. The Company may borrow up to $20 million if EBITDA is less than $15 million, the Company may borrow up to $35 million if EBITDA is between $15 million and $20 million, and the Company may borrow up to $50 million if EBITDA is $20 million or above. The Company was in compliance with these covenants as of December 30, 2005 and September 30, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, such as those risk factors described below under “Outlook: Issues and Uncertainties”. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, intangible asset valuation, stock based compensation expense and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies and the related judgments and estimates affect the preparation of the consolidated financial statements.

Revenue Recognition. The Company’s policy is to recognize revenue for product sales when evidence of an arrangement exists, sales price is determinable or fixed, title transfers and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. Some distributor agreements allow for potential return of products and provide price protection under certain conditions within limited time periods. Such return rights are generally limited to short-term stock rotation. The Company estimates sales returns and price adjustments based on historical experience and other qualitative factors, and records the amounts as a reduction in revenue at the later of the time of shipment or when the pricing decision is made. Each period, price protection is estimated based upon pricing decisions made and information received from distributors as to the amount of inventory they are holding. The Company’s policies comply with the guidance provided by Staff Accounting Bulleting No. 104, Revenue Recognition, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the collection risk is minimal.

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

Inventory. The Company is exposed to a number of economic and industry factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage, or subject to lower of cost or market issues. These factors include, but are not limited to, technological and regulatory changes in the Company’s markets, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, new product introductions, quality issues with key suppliers, product phase-outs and the availability of key components from the Company’s suppliers. The Company’s policy is to reduce the value of inventory when conditions exist that suggest that its inventory may be in excess of anticipated demand or is obsolete based upon its assumptions about future demand for its products and market conditions. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the Company’s adjustments are intended to reduce the carrying value of its inventory to its net realizable value. If actual demand for the Company’s products deteriorates or market conditions become less favorable than those that the Company projects, additional inventory adjustments may be required.

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

As required by these rules, the Company performs an impairment review of goodwill annually or earlier if indicators of potential impairment exist. This annual impairment review will be completed during the second quarter of fiscal year 2006, and the results are not yet known. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the relevant segments as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses become unfavorable, revenue and cost forecasts may not be achieved and the Company may incur charges for impairment of goodwill.

For identifiable intangible assets, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the undiscounted future cash flows from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the estimated cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges for impairment of these assets, as it did in the second and fourth quarters of 2005. The revised value is based on the new estimated undiscounted cash flow associated with the asset. Impairment could result if the associated products do not sell as expected.

Stock based Compensation Expense. On October 1, 2005, the Company adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share based payment awards made to our employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Upon adoption of FAS 123(R), the Company maintained its method of valuation of share based awards using the Black-Scholes option pricing model, which has historically been used for the purpose of the pro forma financial information in accordance with FAS 123. The determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards. The Company estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience. As stock based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. If factors change and we employ different assumptions in the application of FAS 123(R) in future periods, the compensation expense that we record under FAS 123(R) may differ significantly from what we have recorded in the current period.

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

Results Of Operations

Overview

Our results for the first quarter of 2006 exceeded our initial outlook for both sales and net income. Quarterly sales were $57.1 million in the first quarter of 2006 as compared to sales of $63.1 million in the first quarter of 2005. Net income per diluted share was $0.10 in the first quarter of 2006 as compared to $0.00 in the first quarter of 2005. Net income was $1.5 million in the first quarter of 2006 as compared to $28,000 in the first quarter of 2005. Net income in the first quarter of 2006 was positively impacted by increased margins in the Commercial segment, reduced operating expenses due to cost containment measures taken in the prior year, and greater interest income resulting from increased cash balances and interest rates in the first quarter of 2006 as compared to the first quarter of 2005. Amortization of intangible assets also decreased in the first quarter of 2006 as compared to the first quarter of 2005 due to a reduction in the carrying amount of certain intangible assets which were determined to have been impaired in the second and fourth quarters of 2005. In addition, in the first quarter of 2005 the Company recognized a charge for bad debt due to the sudden insolvency of a customer, and a reduction in the carrying amount of an equity investment, neither of which recurred in the first quarter of 2006. The first quarter of 2006 includes $700,000 of charges related to stock based compensation due to the implementation of the new accounting pronouncement related to share based payment, and severance benefits resulting from the termination of employment of the Company’s former Chief Operating Officer, while such charges did not exist in the first quarter of 2005.

In the Commercial segment, sales decreased by $2.8 million to $25.4 million in the first quarter of 2006 from $28.2 million in the first quarter of 2005 as a result of a decline in market prices of products sold by the Commercial segment in 2006 as compared to 2005. Operating income in the Commercial segment increased to $0.6 million in the first quarter of 2006 from an operating loss of $1.6 million in the first quarter of 2005. As a result of a stabilization of product market prices and improved inventory management, the Commercial segment’s gross margin improved in the first quarter of 2006 as compared to the first quarter of 2005.

In the Medical segment, sales decreased by $2.6 million to $18.0 million in the first quarter of 2006 from $20.6 million in the first quarter of 2005. The decrease in Medical segment sales was primarily the result of certain last-time purchases made in the first quarter of 2005 which did not recur in 2006, and a one-time promotion of digital imaging products which occurred in the first quarter of 2005 but did not recur in 2006. Operating income in the Medical segment increased to $0.4 million in the first quarter of 2006 as compared to an operating loss of $19,000 in the first quarter of 2005, due primarily to higher sales of higher margin EL and digital imaging products in the first quarter of 2006 as compared to the first quarter of 2005.

In the Industrial segment, sales decreased by $0.6 million to $13.7 million in the first quarter of 2006 from $14.3 million in the first quarter of 2005. Industrial segment sales decreased due to lower sales of components products in the U.S. in the first quarter of 2006 as compared to the first quarter of 2005, offset by greater international sales in the first quarter of 2006 as compared to the first quarter of 2005. Operating income in the Industrial segment decreased to $1.4 million in the first quarter of 2006 as compared to $1.6 million in the first quarter of 2005, as a result of lower sales, partially offset by improved sales mix.

Sales

The Company’s sales of $57.1 million in the first quarter of 2006 decreased $5.9 million or 9.4% as compared to $63.1 million in the first quarter of 2005. The decrease in sales was due to decreased sales in all segments. Sales in the Commercial segment decreased $2.8 million or 9.8% to $25.4 million due primarily to declines in market prices for products in this segment as compared to the first quarter of 2005. Sales in the Medical segment decreased $2.6 million or 12.5% to $18.0 million in the first quarter of 2006 from $20.6 million in the same period of 2005. The decrease in Medical segment sales was primarily the result of certain last-time sales made in the first quarter of 2005 which did not recur in 2006, and a one-time promotion of digital imaging products which occurred in the first quarter of 2005 but did not recur in 2006. Industrial segment sales decreased $0.6 million or 4.1% to $13.7 million due to lower sales of components products in the U.S. in the first quarter of 2006 as compared to the first quarter of 2005, offset by greater international sales in the first quarter of 2006 as compared to the first quarter of 2005.

International sales increased $2.3 million or 21.7% to $13.0 million in the first quarter of 2006 as compared to $10.7 million in the same quarter of the prior year. As a percentage of total sales, international sales increased to 22.8% in the first quarter of 2006 as compared to 16.9% in the first quarter of the prior year. The increase in international sales was due to increased sales in both the Medical and Industrial segments as a result of increased investments in geographic expansion. Since the Commercial segment does not actively market or sell its products outside of North America, international sales are primarily in the Medical and Industrial segments.

Gross Profit

The Company’s gross profit as a percentage of sales increased to 25.0% in the first quarter of 2006 from 21.7% in the first quarter of 2005. The gross margin improved primarily due to a significant improvement in the Commercial segment as a result of product market price stability and improved inventory management.

Research and Development

Research and development expenses decreased $0.2 million or 7.4% to $2.5 million in the first quarter of 2006 from $2.7 million in the same quarter of the prior year. As a percentage of sales, research and development expenses increased to 4.4% in the first quarter of 2006 as compared to 4.3% in the same quarter of the prior year. The decrease was due to lower spending on projects offset by increased performance and stock based compensation. Research and development spending primarily supports the Medical and Industrial segments and will tend to follow the business level of those segments while the Commercial segment incurs essentially no research and development spending.

Sales and Marketing

Sales and marketing expenses decreased $0.3 million or 5.5% to $5.2 million in the first quarter of 2006 as compared to $5.5 million in the same quarter of the prior year. This decrease was primarily due to reduced spending and headcount reductions related to corporate marketing in the first quarter of 2006 as compared to the first quarter of 2005 offset by increased performance and stock based compensation. As a percentage of sales, sales and marketing expenses increased to 9.1% in the first quarter of 2006 from 8.7% in the same quarter of the prior year. The Commercial segment’s sales and marketing expenses as a percentage of sales is far below the other segments.

General and Administrative

General and administrative expenses decreased $0.6 million or 13.5% to $4.1 million in the first quarter of 2006 from $4.7 million in the same period of the prior year, primarily as a result of a $0.5 million charge related to the sudden insolvency of a customer, which occurred in the first quarter of 2005 and did not recur in 2006. In addition, decreases occurred due to reduced spending and lower headcount offset by increased performance and stock based compensation. As a percentage of sales, general and administrative expenses decreased to 7.1% in the first quarter of 2006 from 7.5% in the same period of the prior year, due primarily to the same reason.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets decreased to $147,000 in the first quarter of 2006 from $648,000 in the same period of the prior year, due primarily to a $1.7 million reduction in the carrying value of certain intangible assets which were determined to have been impaired in the second and fourth quarters of 2005.

Restructuring Charges

Restructuring charges of $0.3 million in the first quarter of 2006 are composed of severance benefits resulting from the termination of employment of the Company’s former Chief Operating Officer.

Total Operating Expenses

Total operating expenses decreased $1.3 million or 9.5% to $12.3 million in the first quarter of 2006 from $13.6 million in the same period a year ago. The decrease in operating expenses was due to decreases in all categories of operating expenses and offset by restructuring charges incurred in the first quarter of 2006, all for the reasons listed above. The first quarter of 2006 also includes performance based compensation which was not paid in the same period last year and stock based compensation due to the implementation of the new accounting pronouncement related to share based payments, while such charges did not exist in the first quarter of 2005. As a percentage of sales, operating expenses decreased to 21.5% in the first quarter of 2006 from 21.6% in the same quarter of the prior year.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign exchange gain or loss and other income or expense. Net interest income increased $0.5 million in the first quarter of 2006 as compared to the same period of the prior year due to higher returns on increased cash and investment balances and decreased borrowings in the first quarter of 2006 as compared to the same quarter in the prior year.

Foreign currency exchange gains and losses are caused by timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Gains or losses on foreign currency also result from reflecting existing foreign exchange forward contracts at market value. Foreign currency gains and losses amounted to a loss of $0.3 million in the first quarter of 2006 as compared to a gain of $86,000 in the same period of the prior year.

Other expense in the first quarter of 2005 included a $0.2 million charge related to the reduction in the carrying value of an investment in a publicly traded Taiwanese company, Topvision Technology, due to a sustained decline in that Company’s market value that was determined to be other than temporary.

The Company realized 22.8% of its sales outside of the United States in the first quarter of 2006 as compared to 16.9% in the same period of the prior year, and anticipates that this percentage could fluctuate in the future. The functional currency of the Company’s foreign subsidiary is the Euro, which must be translated to U.S. dollars for consolidation. The Company hedges its Euro exposure with foreign exchange forward contracts. The Company believes that hedging mitigates the risk associated with foreign currency fluctuations.

Provision for Income Taxes

The Company’s effective tax rate for the first quarter of 2006 was 34%, which is consistent with the tax rate in the first quarter of 2005. The difference between the effective tax rate and the federal statutory tax rate is primarily due to state income taxes and the effects of the Company’s foreign tax rates

Net income

In the first quarter of fiscal 2006 net income was $1.5 million or 10 cents per diluted share. In the same quarter of the prior year, net income was $28,000 or zero cents per diluted share.

Liquidity and Capital Resources

Net cash provided by operating activities was $7.0 million in the first quarter of 2006, as compared to $7.2 million in the first quarter of 2005. The net cash provided by operations in the first quarter of 2006 related to net income, depreciation and amortization, a decrease in accounts receivable, and increases in accounts payable, deferred compensation and other current liabilities, which were offset by increases in inventories and other current assets.

Working capital increased $3.6 million to $102.4 million at December 30, 2005 from $98.8 million at September 30, 2005. Total current assets increased $8.9 million in the first quarter of fiscal 2006. Cash and cash equivalents increased $6.5 million due to the reasons noted above. Accounts receivable decreased $2.8 million due to the timing of shipments and collection of payments. Inventories increased $4.5 million due primarily to purchases made to support anticipated demand in the Commercial segment. Current liabilities increased $ 5.4 million in the first quarter of fiscal 2006. Accounts payable increased $1.7 million due to timing of payment to vendors. Accrued compensation increased $1.2 million due primarily to the timing of payments related to performance compensation and associated benefits and taxes. Other current liabilities increased $2.8 million due to the timing of payments to vendors and also due to income tax liabilities resulting form earnings in the first quarter of 2006.

During the first quarter of 2006, cash of $0.3 million was used to purchase property, plant and equipment. These capital expenditures primarily related to leasehold improvements made to our facilities.

The Company entered into a $50 million credit agreement in December 2003, which replaced the Company’s prior credit agreement. The Company had no borrowings outstanding as of December 30, 2005 and September 30, 2005. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges, costs associated with exit or disposal activities, and stock based compensation, are added back to net income in the calculation of EBITDA. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. The Company was in compliance with these covenants as of December 30, 2005 and September 30, 2005. Effective September 30, 2005, the credit agreement was amended to reduce the minimum EBITDA for the four fiscal quarters prior to the date of determination from $12.5 million to $9.0 million, and to alter the available borrowing level based upon the Company’s EBITDA. The Company may borrow up to $20 million if EBITDA is less than $15 million, the Company may borrow up to $35 million if EBITDA is between $15 million and $20 million, and the Company may borrow up to $50 million if EBITDA is $20 million or above. As of December 30, 2005, the Company could borrow up to $20 million. The Company also entered into a capital lease during 2002 for leasehold improvements in new offices. The total minimum lease payments are $0.9 million which are payable over four years. The Company believes its existing cash and investments, together with cash generated from operations and existing borrowing capabilities will be sufficient to meet cash requirements for the foreseeable future.

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

The Euro is the functional currency of the Company’s European subsidiary. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained open contracts of approximately $20.9 million as of December 30, 2005. If rates shifted dramatically, the Company believes it would not be impacted materially. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended December 30, 2005 that could significantly affect our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 5.	Other Information

Stock Option Plan for Nonemployee Directors. On February 2, 2006, the Company’s shareholders approved the adoption of the Amended and Restated Planar Systems, Inc. 1993 Stock Option Plan for Nonemployee Directors (the “Amended and Restated Nonemployee Director Plan”). The Amended and Restated Nonemployee Director Plan is a stock option plan that is administered by the Compensation Committee of the Board of Directors. Only members of the Board of Directors who are not employed by the Company (each, an “Eligible Director”) are eligible to participate in the Amended and

Restated Nonemployee Director Plan. Under the Amended and Restated Nonemployee Director Plan, the Compensation Committee of the Board is authorized to grant nonqualified stock options to Eligible Directors, and is also authorized to sell shares of Common Stock to Eligible Directors, including grants of shares of Common Stock to Eligible Directors for consideration in the form of past or future services. The Compensation Committee has complete authority to determine the Eligible Directors to whom options will be granted or to whom stock will be sold or granted and the time or times at which such actions will be taken. The Compensation Committee has complete authority to determine the terms and provisions of each option grant and each grant or sale of Common Stock, including vesting requirements and other restrictions.

The exercise price of options granted under the Amended and Restated Nonemployee Director Plan may not be less than the fair market value of a share of Common Stock on the date of grant of the option. Payment of the option exercise or purchase price may be in cash or, to the extent permitted by the Compensation Committee, by delivery of previously owned Common Stock having a fair market value equal to the option exercise or stock purchase price or a combination of cash and stock. The Compensation Committee may also permit certain “cashless” option exercises by allowing optionees to surrender portions of their options in payment for the stock to be received.

Each option expires ten years from the date of its grant. Outstanding options will expire earlier if an optionee terminates service as a director before the end of the ten year term. If an optionee terminates service as a director for any reason other than retirement, total disability or death, the option will expire 90 days after the date of termination. If an optionee dies or terminates services due to retirement or disability, the options then outstanding will expire one year after the date of death or termination or on the stated grant expiration date, whichever is earlier. Options are not assignable during the lifetime of the optionee, except as otherwise determined by the Compensation Committee.

A total of 800,000 shares of Common Stock have been reserved for issuance upon the grant or sale of Common Stock or the exercise of stock options granted under the Amended and Restated Nonemployee Director Plan, subject to adjustment for stock splits and similar events. As of February 2, 2006, approximately 396,000 shares of Common Stock were available for option grant or stock grant or sale under the Amended and Restated Nonemployee Director Plan. Outstanding options that are forfeited or terminated and shares of Common Stock that have been granted or sold and are subsequently reacquired, cancelled or forfeited will again be available for option grants or stock grants or sales under the Amended and Restated Nonemployee Director Plan.

The Amended and Restated Nonemployee Director Plan continues in effect until terminated by the Board of Directors or by shareholders but such termination will not affect the terms of any options outstanding at that time. The Board of Directors may amend, terminate or suspend the Amended and Restated Nonemployee Director Plan at any time in such respects as the Board may deem advisable.

The foregoing description of the Amended and Restated Nonemployee Director Plan does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Nonemployee Director Plan.

Director Compensation Plan. On February 3, 2006, the Board of Directors adopted a new Director Compensation Plan. Under this plan, nonemployee directors of the Company receive a $20,000 annual retainer plus $2,000 for attendance at each board meeting. Audit Committee members receive a $12,000 annual retainer, and the Chair of the Audit Committee receives an additional annual retainer of $7,000. Compensation Committee members receive a $9,000 annual retainer, and the Chair of the Compensation Committee receives an additional annual retainer of $5,000. Governance Committee members receive an annual retainer of $7,000, and the Chair of the Governance Committee receives an additional annual retainer of $3,000. In lieu of the foregoing, the Chairman of the Board receives an annual retainer of $60,000. In fiscal 2006, the Chairman also received 13,338 options and 2,200 shares of restricted stock. Under certain circumstances, the nonemployee directors of the Company are reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings. Nonemployee directors participate in the Company’s Amended and Restated Nonemployee Director Plan, under which each nonemployee director, excluding the Chairman, will be granted a stock option to purchase 6,000 shares of Common Stock each year after the annual meeting of shareholders.

Performance Based Compensation Plan. The Compensation Committee has established a cash bonus plan for all of the Company’s employees, including executive officers, for the first half of 2006. The Committee set bonus targets for all employees based on the Company’s achievement of target levels of quarterly operating income.

OUTLOOK: ISSUES AND UNCERTAINTIES

The following issues and uncertainties, among others, should be considered in evaluating the Company’s future financial performance and prospects for growth.

We may experience losses selling commercial products.

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

We have increased our reliance on Asian manufacturing companies for the manufacture of displays that we sell in all markets that the Company serves. We also rely on certain other contract manufacturing operations in Asia, including those that produce circuit boards and other components where we may be sole-sourced, and those that manufacture and assemble certain of our products. We do not have long-term supply contracts with the Asian contract manufacturers on which we rely. If any of these Asian manufacturers were to terminate its arrangements with us, make decisions to terminate production of these products, or become unable to provide these displays to us on a timely basis, we could be unable to sell our products until alternative manufacturing arrangements are made. Furthermore, there is no assurance that we would be able to establish replacement manufacturing or assembly arrangements and relationships on acceptable terms, which could have a material adverse effect on our business, financial condition and results of operation.

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

Changes in internal controls or accounting guidance could cause volatility in our stock price.

The fiscal year ending September 30, 2005 was the first year that our internal controls over financial reporting were audited by our independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Guidance regarding implementation and interpretation of the provisions of Section 404 continues to be issued by the standards-setting community. As a result of the ongoing interpretation of new guidance and the audit testing to be completed in the future, or of any future changes in our control environment, our internal controls over financial reporting may include an unidentified material weakness which would result in receiving an adverse opinion on our internal controls over financial reporting from our independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of our company’s stock.

In addition, due to increased regulatory scrutiny surrounding publicly traded companies, the possibility exists that a restatement of past financial results could be necessitated by an alternative interpretation of present accounting guidance and practice. Although management does not currently anticipate that this will occur, a potential result of such interpretation could be an adverse effect on the Company’s stock price.

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

In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic quarterly fluctuations in our results of operations. These factors include, but are not limited to, the following:

•	the timing of orders;

•	the volume of orders relative to our capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the lifecycles of customers’ products;

•	changes in cost and availability of labor and components;

•	product mix;

•	variation in operating expenses;

•	vesting of restricted stock based upon achievement of certain targeted stock prices;

•	pricing and availability of competitive products and services; and

•	changes or anticipated changes in economic conditions.

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

Our operations are subject to environmental and product quality regulations in each of the jurisdictions in which we conduct business. Some of our products use substances, such as lead, that are highly regulated or will not be allowed in certain jurisdictions in the future. If we cannot remove such substances from our products on a timely basis, and if we are unable to procure lead-free replacement parts, we may be unable to sell our products in such jurisdictions. We are currently redesigning certain products and working with our vendors to eliminate such substances in our products. In addition, regulations have been enacted in certain states which impose restrictions on waste disposal in the future. If we do not comply with applicable rules and regulations in connection with the use and disposal of such substances, we could be subject to significant liability or loss of future sales. Additionally, the European Union and certain European and other countries have established independent standards for certain medical products, including radiological imaging products, that are different from, and in some cases more restrictive than, the US standards. If we are unable to comply with these regulations or standards, or if other countries establish such regulations or standards with which we are unable to comply, we may not be allowed to sell our digital imaging or other products within the European Union and in other such countries. If the Company has inventory, upon full enactment of the standards and regulations, which becomes unsaleable due to its composition, a charge for inventory obsolescence could result.

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

Item 6.	Exhibits.

(a)

10.1	Amended and Restated Planar Systems, Inc. 1993 Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix A to the Company’s definitive Proxy statement dated December 22, 2005, filed with the Securities and Exchange Commission on December 29, 2005).

10.2	Planar Systems, Inc. Performance Based Compensation Plan

10.3	Planar Systems, Inc. Director Compensation Plan

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC.
(Registrant)

DATE: February 8, 2006	/s/ SCOTT HILDEBRANDT
Scott Hildebrandt
Vice President and
Chief Financial Officer