Form 10-Q/A
period 2005-12-30
PLANAR SYSTEMS INC
filed 2006-04-24
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

(Amendment No. 1)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended December 30, 2005 or

Commission File Number 0-23018

PLANAR SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0835396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1195 NW Compton Dr., Beaverton, Oregon	97006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (503)-748-1100

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common stock outstanding as of February 1, 2006

14,992,766 shares, no par value per share

Planar Systems, Inc.

The registrant is filing this Amendment No. 1 to Form 10-Q for the quarter ended December 30, 2005 to file new Exhibits 31.1 and 31.2 – certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The prior certifications inadvertently excluded certain specific verbiage in sections 4 and 4(b).

Item 6.	Exhibits

(a)	The exhibits filed as part of this report are as follows:

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2

Planar Systems, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on April 24, 2006.

Planar Systems, Inc.

/s/ SCOTT HILDEBRANDT
Scott Hildebrandt,
Vice President and Chief Financial Officer

3