Form 10-Q/A
period 2005-12-30
PLANAR SYSTEMS INC
filed 2006-05-03
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q / A

(Amendment No. 2)

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

PLANAR SYSTEMS, INC.

The registrant is filing this Amendment No. 2 to Form 10-Q for the quarter ended December 30, 2005 to file new Exhibits 31.1 and 31.2 – certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The prior certifications inadvertently excluded certain specific verbiage in sections 4 and 4(b). There have been no other changes made to the previously filed Form 10-Q for the quarter ended December 30, 2005.

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

Item 6.	Exhibits.

(a)

10.1	Amended and Restated Planar Systems, Inc. 1993 Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix A to the Company’s definitive Proxy statement dated December 22, 2005, filed with the Securities and Exchange Commission on December 29, 2005).

10.2	Planar Systems, Inc. Performance Based Compensation Plan (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 8, 2006).

10.3	Planar Systems, Inc. Director Compensation Plan Plan (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 8, 2006).

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: May 3, 2006	/s/ SCOTT HILDEBRANDT
Scott Hildebrandt Vice President and Chief Financial Officer