Form 10-Q
period 2006-03-31
PLANAR SYSTEMS INC
filed 2006-05-10
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended March 31, 2006

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

Number of common stock outstanding as of May 5, 2006

15,247,492 shares, no par value per share

PLANAR SYSTEMS, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	Mar. 31, 2006	Apr. 1, 2005	Mar. 31, 2006	Apr. 1, 2005
Sales	$52,880	$61,096	$110,029	$124,184
Cost of sales	37,936	47,832	80,793	97,261

Gross profit	14,944	13,264	29,236	26,923
Operating expenses:
Research and development, net	2,502	2,664	5,035	5,398
Sales and marketing	4,812	5,758	10,026	11,276
General and administrative	5,033	4,252	9,100	8,956
Amortization of intangible assets	147	557	294	1,205
Impairment and restructuring charges	156	5,168	503	5,168

Total operating expenses	12,650	18,399	24,958	32,003

Income (loss) from operations	2,294	(5,135)	4,278	(5,080)
Non-operating income (expense):
Interest, net	613	76	1,132	79
Foreign exchange, net	134	(17)	(147)	69
Other, net	(11)	(742)	(22)	(844)

Net non-operating income (expense)	736	(683)	963	(696)

Income (loss) before income taxes	3,030	(5,818)	5,241	(5,776)
Provision (benefit) for income taxes	1,030	(1,648)	1,782	(1,634)

Net income (loss)	$2,000	$(4,170)	$3,459	$(4,142)

Basic net income (loss) per share	$0.13	$(0.28)	$0.23	$(0.28)
Average shares outstanding - basic	15,147	14,678	14,964	14,677
Diluted net income (loss) per share	$0.13	$(0.28)	$0.23	$(0.28)
Average shares outstanding - diluted	15,469	14,678	15,156	14,677

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	Mar. 31, 2006	Sept. 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,311	$52,185
Short-term investments	—	13,000
Accounts receivable, net	21,440	22,517
Inventories	37,007	36,261
Other current assets	10,192	10,745

Total current assets	141,950	134,708
Property, plant and equipment, net	12,334	15,011
Goodwill	14,696	14,696
Intangible assets	3,577	3,871
Other assets	4,095	3,798

	$176,652	$172,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,829	$21,467
Accrued compensation	6,132	5,481
Current portion of long-term debt and capital leases	210	204
Deferred revenue	2,080	2,578
Other current liabilities	7,715	6,182

Total current liabilities	31,966	35,912
Long-term debt and capital leases, less current portion	527	644
Other long-term liabilities	4,395	4,290

Total liabilities	36,888	40,846
Shareholders’ equity:
Common stock	137,438	132,277
Retained earnings	8,365	4,906
Accumulated other comprehensive loss	(6,039)	(5,945)

Total shareholders’ equity	139,764	131,238

	$176,652	$172,084

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(unaudited)

	Six months ended
	Mar. 31, 2006	Apr. 1, 2005
Cash flows from operating activities:
Net income (loss)	$3,459	$(4,142)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,788	4,675
Impairment and restructuring charges	503	5,168
Loss on long-term investments	—	887
Share based compensation	2,079	—
Deferred taxes	(403)	—
Excess tax benefit of share based compensation	(1,260)	—
Decrease in accounts receivable	1,075	9,724
(Increase) decrease in inventories	(748)	3,649
(Increase) decrease in other current assets	553	(274)
Decrease in accounts payable	(5,635)	(747)
Increase in accrued compensation	200	2,271
Increase (decrease) in deferred revenue	(498)	158
Increase (decrease) in other current liabilities	2,793	(3,618)

Net cash provided by operating activities	5,906	17,751
Cash flows from investing activities:
Purchase of property, plant and equipment	(540)	(1,677)
Maturity of short-term investments	13,000	—
Increase in long-term assets	(69)	(230)

Net cash provided by (used) in investing activities	12,391	(1,907)
Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(110)	(111)
Value of shares withheld for tax liability	(916)	—
Excess tax benefit of share based compensation	1,260	—
Net proceeds from issuance of capital stock	2,687	837

Net cash provided by financing activities	2,921	726
Effect of exchange rate changes	(92)	849

Net increase in cash and cash equivalents	21,126	17,419
Cash and cash equivalents at beginning of period	52,185	30,265

Cash and cash equivalents at end of period	$73,311	$47,684

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in such financial statements has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 30, 2005. Interim results are not necessarily indicative of results for the entire year.

Note 2 – SHARE BASED COMPENSATION PLANS

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

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months and six months ended March 31, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Share based compensation expense recognized under FAS 123(R) for the three months and six months ended March 31, 2006 was $1,379 and $2,130, respectively, which consisted of share based compensation expense related to employee stock options, restricted stock and the employee stock purchase plan. See Note 7 for additional information.

There was no share based compensation expense related to employee stock options and employee stock purchases recognized during the three months and six months ended April 1, 2005, however pro forma stock option expense for the three months and six months ended April 1, 2005 was $3,173 and $4,598, respectively. Expense of $68 and $117 was recognized related to restricted stock during the three months and six months ended April 1, 2005. On April 1, 2005, the Company accelerated the vesting of all stock options granted on or before September 24, 2004, issued at an exercise price equal to or greater than $13.00, which were awarded to employees and officers under the Company’s various stock option plans. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles under APB 25. For pro forma disclosure requirements under FAS 123, the Company recognized $2,800 of share based compensation for all options for which vesting was accelerated, during the year ended September 30, 2005. The Company took this action to reduce future costs under FAS 123(R). In addition, because these options had exercise prices substantially in excess of current market values at the time of acceleration, the accelerated vesting did not provide material value to the optionees.

FAS 123(R) requires companies to estimate the fair value of share based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of FAS 123(R), the Company accounted for share based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”). Under the intrinsic value method, no share based compensation expense related to employee stock options had been recognized in the Company’s Consolidated Statement of Operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Share based compensation expense recognized during the period is based on the value of the portion of share based payment awards that is ultimately expected to vest during the period. Share based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first and second quarters of fiscal 2006 included compensation expense for share based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of FAS 123(R) and SAB107. Compensation expense for all share based payment awards is recognized using the straight-line single-option method. As share based compensation expense recognized in the Consolidated Statement of Operations for the first and second quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share based compensation pursuant to FAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share based compensation awards that are outstanding upon adoption of FAS 123(R).

Note 3 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Mar. 31, 2006	Sept. 30, 2005
	(Unaudited)
Raw materials	$9,245	$7,577
Work in process	1,938	1,884
Finished goods	25,824	26,800

	$37,007	$36,261

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

	Three Months Ended		Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Research and development expense	2,502	2,852	5,044	5,746
Contract funding	—	(188)	(9)	(348)

Research and development, net	$2,502	$2,664	$5,035	$5,398

Note 5 – IMPAIRMENT AND RESTRUCTURING CHARGES

During the second quarter of fiscal 2006, the Company terminated the employment of certain employees who performed primarily manufacturing functions. Restructuring charges of $156, primarily related to severance benefits, were recorded pursuant to this plan.

Restructuring charges in the three month period ended December 30, 2005 are the result of the termination of the Company’s former Chief Operating Officer. These charges of $347 relate primarily to severance benefits, and include $51 for the acceleration of stock awards.

During the fourth quarter of fiscal 2005, the Company determined that goodwill associated with the Medical segment and the value of certain long-lived assets was impaired, and therefore recorded a $33.9 million charge to reduce these assets to fair value. This impairment charge includes $33.3 million of goodwill related to the acquisition of DOME Imaging Systems, and $554 of intangible assets related to developed analog technology, for which the underlying undiscounted cash flows did not support the carrying value of the assets. The goodwill impairment charge was triggered by Medical segment operating results trending differently than originally forecasted during the Company’s annual impairment test conducted during the second quarter of 2005, and a decline in overall market capitalization. The developed technology write-down was triggered by an end-of-life decision made in the fourth quarter of 2005 for all Medical segment analog products.

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

During the second quarter of fiscal 2005, the Company adopted a cost reduction plan, including the termination of employment of certain employees who performed primarily sales, marketing and administrative functions. Restructuring charges of $1.8 million, primarily related to severance benefits, were recorded pursuant to this plan. During the fourth quarter of fiscal 2005, the Company determined that $404 of the $1.8 million restructuring charges was not required. The original estimates changed due to employment severance costs being less than originally anticipated as employees filled vacant positions within the company.

The restructuring charges previously incurred affected the Company’s financial position as follows:

Accrued Compensation
Balance as of September 30, 2005	$1,265
Additional charges	452
Cash paid out	(932)

Balance as of March 31, 2006	$785

Note 6 – INCOME TAXES

The provision for income taxes has been recorded based upon the current estimate of the Company’s annual effective tax rate. This rate differs from the federal statutory rate primarily due to the provision for state income taxes and the effects of the Company’s foreign tax rates.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, management is not yet in a position to decide on whether, and to what extent, if any, foreign earnings that have not yet been remitted to the U.S might be repatriated. Based upon the limited analysis performed to date, management has not determined the potential effect of this provision. The Company may elect this one-time deduction during its fiscal year ending September 29, 2006.

Note 7 – EMPLOYEE STOCK BENEFIT PLANS

Stock options

In fiscal 1994, the Company adopted the 1993 Stock Incentive Plan, which provides for the granting of options to buy shares of Common Stock. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. During fiscal 1999, the Company adopted the 1999 Non Qualified Stock Option Plan with the same provisions and guidelines as the aforementioned 1993 plan. These options are intended to either qualify as “incentive stock options” under the Internal Revenue Code or “non-qualified stock options” not intended to qualify. Under the plans, options issued prior to fiscal 2000 generally become exercisable 25% one year after grant and 6.25% per quarter thereafter, and expire ten years after grant. Options issued after the beginning of fiscal 2000 through the end of fiscal 2003 generally become exercisable 25% each six months after grant, and expire 4 years after grant. Options issued during fiscal 2004, and certain options issued during fiscal 2005, generally become exercisable 25% at each of the 30, 36, 42 and 48 months after grant and expire ten years after grant. Certain options issued during fiscal 2005, and most options issued during fiscal 2006, become exercisable 25% one year after grant and 6.25% per quarter thereafter, and expire ten years after grant. Certain options also have acceleration provisions based upon meeting objective market conditions determined at the date of grant of the option which could accelerate the option to be exercisable two years after grant.

The option price under all plans is the fair market value as of the date of the grant. Total shares reserved under these plans are 4,465,000 shares.

The Company also adopted a 1993 stock option plan for Non-employee Directors that provides an annual grant to each outside director of the Company.

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 24, 2004	2,822,451	$17.52
Granted	892,750	9.30
Exercised	(63)	7.88
Canceled	(765,928)	17.22

Options outstanding at September 30, 2005	2,949,210	15.17
Granted	603,338	9.43
Exercised	(335,086)	7.93
Canceled	(641,218)	17.83

Options outstanding at March 31, 2006	2,576,244	$14.12

The total pretax intrinsic value of options exercised during the three and six months ended March 31, 2006 was $1,725 and $1,852, respectively. The total fair value of options vested during the three and six months ended March 31, 2006 was $60 and $92, respectively.

In the three and six months ended March 31, 2006, the amount of cash received for the exercise of options was $2,375 and $2,399, respectively, and the corresponding tax benefit for the same time periods was $671. There were no option exercises in the three and six months ended April 1, 2005.

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 03/31/06	Average of Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable at 03/31/06	Average of Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.38 - $31.50	2,576,244	5.9	$14.12	$12,199	1,400,202	3.6	$17.65	$2,825

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.92 as March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 30, 2005, 2,277,327 outstanding options were exercisable, and the weighted average exercise price was $16.92.

Restricted stock

The Company’s plans provide for the issuance of restricted stock to employees, (“Nonvested shares” per FAS 123R). With the exception of certain grants made to the Company’s Chief Executive Officer and Chief Financial Officer, the shares issued generally vest over a two- to four-year period, upon meeting objective market conditions or the passage of time, or both. In the event the market conditions are not met, shares generally would vest at the end of four years.

In addition to the aforementioned grants of restricted stock to employees in fiscal 2004 and 2005, 160,000 shares of restricted stock were issued to the Chief Executive Officer in fiscal 2005, including 10,000 shares that vested immediately upon issuance, 75,000 shares that vested upon the attainment of an average daily stock price of $10 for a period of 40 trading days (the $10 tranche), and 75,000 shares that vested upon the attainment of an average daily stock price of $12 for a period of 40 trading days (the $12 tranche). In the first quarter of fiscal 2006, 55,000 shares of restricted stock were also issued to the Chief Financial Officer, including 5,000 shares that vested immediately, 25,000 shares that will vest over a four year period, 12,500 shares that vested upon the attainment of an average daily stock price of $11 for a period of 30 trading days (the $11 tranche), and 12,500 shares that vested upon the attainment of an average daily stock price of $13 for a period of 30 trading days (the $13 tranche). The 75,000 shares that composed the $10 tranche vested on February 1, 2006. The 75,000 shares that composed the $12 tranche vested on February 23, 2006. The 12,500 shares that composed the $11 tranche vested on February 8, 2006. The 12,500 shares that composed the $13 tranche vested on February 22, 2006. The value of these 175,000 shares, and the related requisite service period, was determined by use of a Monte Carlo simulation model, and was being recognized as expense over the requisite service period, pursuant to FAS 123(R); however, all remaining unamortized expense was accelerated into the second quarter of 2006 upon vesting. The total value of these 175,000 shares was $1,090, and the average derived service period, estimated at the time of issue, was 1.2 years. The value of the immediately vested shares was recognized as expense upon issuance. The value of the time vested shares is being recognized as expense over the vesting period. Monte Carlo simulation modeling is a method for valuing contingent claims on stock with characteristics that depend on the trailing stock price path, such as those restricted shares issued to the Company’s Chief Executive Officer and Chief Financial Officer. Monte Carlo modeling uses computer generated pseudorandom numbers to build sample stock price paths, for each of which a payoff is calculated, and all of which are discounted back to the grant date using a risk-neutral rate. After generating many such paths and payoffs, the value of the restricted stock is set to equal the average of the payoffs. Monte Carlo modeling also derives the probability of vesting and the length of the vesting period.

Information regarding these restricted stock grants is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2005	237,324	$7.88
Granted	184,500	9.00
Vested	(188,600)	6.48
Canceled	(7,500)	9.85

Restricted stock outstanding at March 31, 2006	225,724	$9.80

During fiscal 2005, the Company issued 249,525 shares of restricted stock to employees.

In the three and six months ended March 31, 2006, the tax benefit related to restricted stock was $382 and $554, respectively.

Employee Stock Purchase Plan

In fiscal 2005, the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85 percent of the fair market value at specific dates. At March 31, 2006, 274,212 shares remain available for purchase through the plan and there were 371 employees eligible to participate in the plan, of which 108 or 29% were participants. Employees purchased 125,065 shares, at an average price of $8.04 per share during fiscal 2005. In the second quarter of 2006, employees purchased 43,264 shares at an average price of $6.91 per share. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. The use of the Black-Scholes model, and related assumptions integrated into the model, are discussed in a subsequent paragraph.

Valuation and Expense Information under FAS 123(R)

On October 1, 2005, the Company adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The following table summarizes share based compensation expense related to share based payment awards, and employee stock purchases under FAS 123(R) for the three and six months ended March 31, 2006, which was allocated as follows:

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Cost of sales	$55	$96

Research and development	30	61
Sales and marketing	162	277
General and administrative	1,132	1,645
Restructuring	—	51

Share based compensation expense included in operating expenses	1,324	2,034

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases	1,379	2,130
Tax benefit	469	745

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases, net of tax	$910	$1,385

Share based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and six months ended April 1, 2005 was $68 and $117, respectively, which related to restricted stock.

The table below reflects net income and diluted net income per share for the three and six months ended March 31, 2006 compared with the pro forma information for the three and six months ended April 1, 2005 as follows:

	Three Months Ended		Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Net income (loss) — as reported for the prior period (1)	NA	$(4,170)	NA	$(4,142)
Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases for the three and six months ended March 31, 2006, and related to employee stock options and employee stock purchases for the three and six months ended April 1, 2005	$1,379	3,173	$2,130	4,598
Tax benefit	469	1,079	745	1,563

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases for the three and six months ended March 31, 2006, and related to employee stock options for the three and six months ended April 1, 2005, net of tax (2)	910	2,094	1,385	3,035

Net income (loss), including the effect of share based compensation expense (3)	$2,000	$(6,264)	$3,459	$(7,177)

Diluted net income (loss) per share — as reported for the prior period (1)	NA	$(0.28)	NA	$(0.28)
Diluted net income (loss) per share, including the effect of share based compensation expense (3)	$0.13	$(0.43)	$0.23	$(0.49)

(1)	Net income (loss) and net income (loss) per share prior to fiscal 2006 did not include share based compensation expense for employee stock options and employee stock purchases under FAS 123 because the Company did not adopt the recognition provisions of FAS 123.

(2)	Share based compensation expense prior to fiscal 2006 represents pro forma information based on FAS 123.

(3)	Net income (loss) and net income (loss) per share prior to fiscal 2006 represents pro forma information based on FAS 123.

As of March 31, 2006, total future compensation expense related to nonvested stock options and restricted stock is expected to be $4,443 and $1,637, respectively. This expense is anticipated to be recognized through the second quarter of fiscal 2010.

Upon adoption of FAS 123(R), the Company continued its methodology of calculating the value of employee stock options on the date of grant using the Black-Scholes model which it also used for the purpose of the pro forma financial information in accordance with FAS 123.

The use of a Black-Scholes model requires the use of estimates of employee exercise behavior data and other assumptions including expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the three and six months ended March 31, 2006 was $7.43 per share and $4.84 per share, respectively, using the Black-Scholes model with the following assumptions:

Three and Six Months Ended March 31, 2006
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

As share based compensation expense recognized in the Consolidated Statement of Operations for the first and second quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the three and six months ended March 31, 2006 were 15,147,000 shares and 14,964,000 shares, respectively. Diluted shares outstanding for the three and six months ended March 31, 2006 were 15,469,000 shares and 15,156,000 shares, respectively. Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. During the three and six months ended March 31, 2006, the dilutive effect of in-the-money employee stock options was approximately 322,000 and 192,000 shares, respectively, based on the Company’s average share price for the three and six month periods ended March 31, 2006 of $14.04 and $11.51, respectively.

Note 8 – COMPREHENSIVE INCOME

Comprehensive income (loss) was $2,181 and ($5,025) for the quarters ended March 31, 2006 and April 1, 2005, respectively. Comprehensive income (loss) for the six month periods ended March 31, 2006 and April 1, 2005 was $3,365 and ($2,713), respectively.

Note 9 – BUSINESS SEGMENTS

The Company is organized based upon the markets for the products and services that it offers. Under this organizational structure, the Company operates in three main segments: Medical, Industrial and Commercial. The Medical and Industrial segments derive revenue primarily through the development and marketing of digital imaging displays, electroluminescent displays, liquid crystal displays, color active matrix liquid crystal displays and software. The Commercial segment derives revenue primarily through the marketing of color active matrix liquid crystal displays that are sold through distributors to end users.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Research and development expenses consist of research and product development expenses. Research expenses are allocated to the segments based upon a percentage of budgeted sales. Product development, expenses are specifically identified by segment. Marketing expenses are generally allocated based upon a percentage of sales, while sales costs are specifically identified by segment. General and administrative expenses are allocated based upon a percentage of budgeted sales. Depreciation expense, interest expense, interest income, other non-operating items and income taxes by segment are not included in the internal information provided to the chief operating decision-maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to external customers below.

	3 months ended		6 months ended
	Mar. 31, 2006	Apr. 1, 2005	Mar. 31, 2006	Apr. 1, 2005
Net sales to external customers (by segment):
Medical	$16,950	$19,253	$34,998	$39,891
Industrial	15,738	15,416	29,412	29,674
Commercial	20,192	26,427	45,619	54,619

Total sales	$52,880	$61,096	$110,029	$124,184

Operating income (loss):
Medical	$667	$170	$1,032	$151
Industrial	2,772	1,623	4,176	3,257
Commercial	(989)	(1,760)	(427)	(3,320)
Impairment and restructuring charges	(156)	(5,168)	(503)	(5,168)

Total operating income (loss)	$2,294	$(5,135)	$4,278	$(5,080)

Note 10 – GUARANTEES

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

	3 months ended		6 months ended
	Mar. 31, 2006	Apr. 1, 2005	Mar. 31, 2006	Apr. 1, 2005
Balance as of beginning of period	$3,226	$2,638	$2,932	$2,715
Cash paid for warranty repairs	(1,084)	(1,170)	(1,899)	(1,939)
Provision for current period sales	1,011	1,059	2,120	1,876
Provision for prior period sales	—	(26)	—	(151)

Balance as of end of period	$3,153	$2,501	$3,153	$2,501

NOTE – 11 LONG-TERM DEBT

The Company entered into a $50 million credit agreement in December 2003, which replaced the Company’s prior credit agreement. The Company had no borrowings outstanding as of March 31, 2006 and September 30, 2005. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt–to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges and costs associated with exit or disposal activities and share based compensation, are added back to net income in the calculation of EBITDA. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. Effective September 30, 2005, the credit agreement was amended to reduce the minimum EBITDA for the four fiscal quarters prior to the date of determination from $12.5 million to $9.0 million, and to alter the available borrowing level based upon the Company’s EBITDA. The Company may borrow up to $20 million if EBITDA is less than $15 million, the Company may borrow up to $35 million if EBITDA is between $15 million and $20 million, and the Company may borrow up to $50 million if EBITDA is $20 million or above. The Company was not in violation of any of these covenants as of March 31, 2006 and September 30, 2005.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, intangible asset valuation, share based compensation expense and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies and the related judgments and estimates affect the preparation of the consolidated financial statements.

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

As required by these rules, the Company performs an impairment review of goodwill annually or earlier if indicators of potential impairment exist. This annual impairment review was completed during the second quarter of fiscal year 2006, and no impairment was indicated. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the relevant segments as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses become unfavorable, revenue and cost forecasts may not be achieved and the Company may incur charges for impairment of goodwill.

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

Share based Compensation Expense. On October 1, 2005, the Company adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share based payment awards made to our employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Upon adoption of FAS 123(R), the Company maintained its method of valuation of share based awards using the Black-Scholes option pricing model, which has historically been used for the purpose of the pro forma financial information in accordance with FAS 123. The determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards. The Company estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience. As share based compensation expense recognized in the Consolidated Statement of Operations for the first and second quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. If factors change and we employ different assumptions in the application of FAS 123(R) in future periods, the compensation expense that we record under FAS 123(R) may differ significantly from what we have recorded in the current period.

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

Overview

Sales were $52.9 million in the second quarter of 2006 as compared to sales of $61.1 million in the second quarter of 2005. Net income per diluted share was $0.13 in the second quarter of 2006 as compared to a net loss per share of $0.28 in the second quarter of 2005. Net income was $2.0 million in the second quarter of 2006 as compared to net loss of $4.2 million in the second quarter of 2005. Net income in the second quarter of 2006 was positively impacted by an improved gross margin percentage of 28.3%, as compared to a gross margin percentage of 21.7% in the second quarter of 2005, due to stronger product margins in each of the company’s business segments, and a better mix of higher margin industrial product sales relative to commercial products. In the second quarter of 2006, net income was also positively impacted by reduced operating expenses due to cost reduction actions implemented in the prior year and greater interest income resulting from increased cash balances and interest rates in the second quarter of 2006 as compared to the second quarter of 2005. Amortization of intangible assets also decreased in the second quarter of 2006 as compared to the second quarter of 2005 due to a reduction in the carrying value of certain intangible assets which were determined to have been impaired in the second and fourth quarters of 2005, adding to the increase in net income in the second quarter of 2006 as compared to 2005. Net income in the second quarter of 2006 was negatively impacted by charges for share based compensation and performance compensation, while share based compensation charges existed only minimally in the second quarter of 2005. The second quarter of 2005 includes $5.2 million of impairment and restructuring charges, while the second quarter of 2006 includes $0.2 million of restructuring charges, and the second quarter of 2005 includes a $0.7 million charge related to a reduction in the carrying value of an investment in a publicly traded Taiwanese company, Topvision Technology, while such a charge did not exist in the second quarter of 2006, both of which caused an increase in net income in the second quarter of 2006 relative to 2005.

In the Industrial segment, sales increased by $0.3 million to $15.7 million in the second quarter of 2006 as compared to $15.4 million in the second quarter of 2005, primarily as a result of increased international sales in the second quarter of 2006 as compared to the second quarter of 2005. Operating income in the Industrial segment increased $1.2 million to $2.8 million in the second quarter of 2006 as compared to $1.6 million in the second quarter of 2005 due primarily to improved gross margins in the second quarter of 2006 as compared to the second quarter of 2005, as a result of improved product mix and reductions in the manufacturing cost structure. In addition, the segment benefited in 2006 from operating cost reduction actions implemented in 2005, partially offset by increases in performance compensation costs and share based compensation costs in 2006.

In the Medical segment, sales decreased by $2.3 million to $17.0 million in the second quarter of 2006 from $19.3 million in the second quarter of 2005, primarily as a result of reduced sales of non-Digital Imaging medical products. Operating income in the Medical segment increased to $0.7 million in the second quarter of 2006 as compared to $0.2 million in the second quarter of 2005, due primarily to reduced operating expenses in the second quarter of 2006 as compared to the second quarter of 2005, as the segment benefited in 2006 from cost reduction actions implemented in 2005, partially offset by increases in performance compensation costs and share based compensation costs in 2006.

In the Commercial segment, sales decreased by $6.2 million to $20.2 million in the second quarter of 2006 from $26.4 million in the second quarter of 2005 as a result of a decline in average selling prices and volumes of products sold by the Commercial segment in 2006 as compared to 2005. Operating loss in the second quarter of 2006 improved to $1.0 million from $1.8 million in the second quarter of 2005, as a result of improved gross margins and reduced operating expenses in the second quarter of 2006 as compared to the second quarter of 2005, as the segment benefited in 2006 from cost reduction actions implemented in 2005, partially offset by increases in performance compensation costs and share based compensation costs in 2006.

Sales

The Company’s sales of $52.9 million in the second quarter of 2006 decreased $8.2 million or 13.4% as compared to $61.1 million in the second quarter of 2005. The decrease in sales was due primarily to decreased sales in the Commercial and Medical segments, offset by slightly higher sales in the Industrial segment. Industrial segment sales increased $0.3 million or 2.1% with sales of $15.7 million in the second quarter of 2006 as compared to sales of $15.4 million in the second quarter of 2005. Industrial sales volumes benefited during the quarter from increased sales of the Company’s Electroluminescent (EL) products as compared to the second quarter of 2005, offset by decreased sales of the Company’s Active Matrix LCD (AMLCD) products as compared to the second quarter of 2005. Sales in the Medical segment decreased $2.3 million or 12.0% to $17.0 million in the second quarter of 2006 from $19.3 million in the same period of 2005. The decrease in Medical segment sales was due to decreased sales of the Company’s non-Digital Imaging medical products as compared to the second quarter of 2005, while sales of Digital Imaging (DI) products remained consistent in the second quarter of 2006 as compared to the second quarter of 2005. Sales in the Commercial segment decreased $6.2 million or 23.6% to $20.2 million in the second quarter of 2006 from $26.4 million in the same period of 2005. The decrease in Commercial segment sales was due to lower average selling prices and volumes of the Commercial segment products in the second quarter of 2006 as compared to the second quarter of 2005. Average selling prices of Commercial segment products decreased approximately 12% and volumes decreased approximately 14% in the second quarter of 2006 as compared to the second quarter of 2005.

The Company’s sales of $110.0 million in the first six months of 2006 decreased $14.2 million or 11.4% compared to $124.2 million in the same period of 2005. The decrease in sales was primarily due to decreased sales in all segments as compared to the same period in the prior year. Medical segment sales decreased $4.9 million or 12.3% to $35.0 million in the first six months of 2006 from $39.9 million in the same period of 2005. Medical sales decreased due to lower sales of non-Digital Imaging medical products and DI products in the first six months of 2006 as compared to the same period of 2005, due primarily to certain last-time purchases made in the first six months of 2005, which did not recur in 2006, and a one-time promotion of DI products which occurred in the first quarter of 2005 but did not recur in 2006. Sales of non-Digital Imaging products decreased 17.5% in the first six months of 2006 as compared to 2005. Industrial segment sales decreased $0.3 million or 0.9% to $29.4 million in the first six months of 2006 from $29.7 million in the same period of 2005. Industrial segment sales benefited during the six month period from increased sales of EL products and atomic layer deposition machines and services, but were offset by decreased sales of AMLCD products. Commercial segment sales decreased $9.0 million or 16.5% to $45.6 million in the first six months of 2006 from $54.6 million in the same period of 2005. Sales in the commercial segment were negatively impacted by lower average selling prices and volumes, primarily due to an oversupply of these products in the marketplace. An oversupply of products has existed throughout the industry primarily due to newly constructed component manufacturing operations, which have saturated the market with components, thereby driving down the costs of the components and allowing the Company and its competitors to build products for lower costs. When these products have entered the market, the saturation has exerted downward pressure on prices of the Company’s and its competitor’s products, as customers expect lower prices due to lower components costs.

International sales increased $1.2 million or 10.9% to $12.5 million in the second quarter of 2006 as compared to $11.2 million recorded in the same quarter of the prior year. International sales for the first six months of 2006 increased $3.5 million or 16.2% to $25.5 million from $21.9 million in the same period of 2005. The increase in international sales in both the three and six month periods was due to increased sales of DI products, products based on EL technology and non-Digital Imaging medical products. As a percentage of total sales, international sales increased to 23.6% in the second quarter of 2006, as compared to 18.4% in the second quarter of 2005. In the first six months of 2006, international sales increased to 23.2%, as compared to 17.7% in the first six months of 2005. Since the commercial business does not actively market or sell its products outside of North America, international sales represent predominantly the Medical and Industrial segments, and therefore the overall decrease in sales in the Commercial segment in the three and six month periods ended March 31, 2006, as compared to the same periods in the prior year, was the primary cause of the increase in percentage of international sales in the three and six month periods ended March 31, 2006, as compared to the same periods in the prior year.

Gross Profit

The Company’s gross margin as a percentage of sales increased to 28.3% in the second quarter of 2006 from 21.7% in the second quarter of 2005. For the first six months of 2006, the Company’s gross margin was 26.6% compared to 21.7% in the first six months of 2005 The gross margin increases were primarily due to stronger product margins in each of the company’s business segments, and a better mix of higher margin industrial product sales relative to commercial products.

Research and Development

Research and development expenses decreased $0.2 million or 6.1% to $2.5 million in the second quarter of 2006 from $2.7 million in the same quarter in the prior year. For the first six months of 2006, research and development expense decreased $0.4 million or 6.7% to $5.0 million from $5.4 million. As a percentage of sales, research and development expenses increased to 4.7% in the second quarter of 2006 as compared to 4.4% in the same quarter of the prior year. As a percentage of sales, research and development expenses increased to 4.6% for the first six months of 2006 as compared to 4.3% in the same period of the prior year. Although research and development expenses decreased in both the three and six month periods ended March 31, 2006 as compared to the same periods in 2005, overall sales have also decreased in the three and six month periods ended March 31, 2006 as compared to the same periods in 2005, thereby causing an increase in the percentage of research and development expense as a percentage of total sales in the three and six month periods ended March 31, 2006, as compared to the same periods in the prior year. The Company benefited in 2006 from cost reduction actions implemented in the second quarter of 2005, partially offset by increases in performance compensation costs in the three and six month periods ended March 31, 2006, as compared to the same periods in 2005. Research and development spending primarily supports the Medical and Industrial segments and will tend to follow the business level of those segments while the Commercial segment incurs essentially no research and development spending.

Sales and Marketing

Sales and marketing expenses decreased $1.0 million or 16.4% to $4.8 million in the second quarter of 2006 as compared to $5.8 million in the same quarter of the prior year. Sales and marketing expenses decreased $1.3 million or 11.1% to $10.0 million in the first six months of 2006 as compared to $11.3 million in the same period of the prior year. These decreases were due primarily to reduced spending in all segments, compared to the same periods in the prior year, as the Company benefited in 2006 from cost reduction actions implemented in the second quarter of 2005, partially offset by increases in performance compensation costs in the three and six month periods ended March 31, 2006, as compared to the same periods in 2005. As a percentage of sales, sales and marketing expenses decreased to 9.1% in the second quarter of 2006 from 9.4% in the same quarter of the prior year. As a percentage of sales, sales and marketing expenses were 9.1% in the first six months of 2006 and in the same period of the prior year. Although sales and marketing expenses decreased in both the three and six month periods ended March 31, 2006 as compared to the same periods in 2005, overall sales have also decreased in the three and six month periods ended March 31, 2006 as compared to the same periods in 2005, thereby causing little fluctuation in the percentage of sales and marketing expenses as a percentage of total sales in the three and six month periods ended March 31, 2006, as compared to the same periods in the prior year. The Commercial segment’s sales and marketing expense as a percentage of sales is far below that of the other segments.

General and Administrative

General and administrative expenses increased $0.8 million or 18.4% to $5.0 million in the second quarter of 2006 from $4.3 million in the same period from the prior year, primarily due to increased performance compensation costs and the inclusion of share based compensation costs, which existed only minimally in the prior year, offset by the cost reduction actions implemented in the second quarter of 2005. General and administrative expenses increased $0.1 million or 1.6% to $9.1 million in the first six months of 2006 from $9.0 in the same period of the prior year. The first six months of 2006 included increased performance compensation costs and share based compensation costs which existed only minimally in the same period of 2005, while 2005 included a $0.5 million charge for bad debt, which did not recur in 2006. The first six months of 2006 included lower general spending due to the cost reduction actions implemented during the second quarter of 2005. As a percentage of sales, general and administrative expenses increased to 9.5% in the second quarter of 2006 from 7.0% in the same period of the prior year. For the first six months of 2006, general and administrative expenses, as a percentage of sales, increased to 8.3% from 7.2% for the same period of the prior year, primarily due to the aforementioned reasons.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets decreased to $0.1 million in the second quarter of 2006 from $0.6 million in the same period from the prior year due to certain intangible assets becoming fully amortized and a reduction in the carrying value of certain intangible assets which were determined to have been impaired during 2005. For the first six months of 2006, expenses for amortization of intangible assets decreased to $0.3 million from $1.2 million in the same period of 2005 due to the same reasons mentioned above.

Impairment and Restructuring Charges

Impairment and restructuring charges in the second quarter of 2006 consist of charges of $0.2 million related to the termination of employment of certain employees who performed manufacturing functions, and relate primarily to severance benefits. Impairment and restructuring charges in the first six months of 2006 include the aforementioned charges and also charges of $0.3 million resulting from the termination of the Company’s former Chief Operating Officer, which relate primarily to severance benefits and include $0.1 million for the acceleration of stock awards.

During the second quarter of fiscal 2005, impairment and restructuring charges of $5.2 million were composed of two charges for the three and six month periods ended April 1, 2005. The Company determined that certain long-lived assets were impaired, and therefore recorded a $3.4 million charge to reduce these assets to fair value. This determination was based on a review of operations and assets which is performed on a quarterly basis. This impairment charge includes $1.7 million for identifiable intangible assets related to developed technology, for which the underlying undiscounted cash flows did not support the carrying value of the assets, $0.7 million of capitalized costs associated with a discontinued information technology systems development effort, and $1.1 million of tooling for products that were abandoned, discontinued, or for which the undiscounted cash flows did not support the asset’s carrying value. Fair value was determined based on a discounted cash flow analysis for each asset that was determined to be impaired. During the second quarter of fiscal 2005, the Company adopted a cost reduction plan, including the termination of employment of certain employees. Restructuring charges of $1.8 million, primarily related to severance benefits, were recorded pursuant to this plan.

Total Operating Expenses

Total operating expenses decreased $5.7 million or 31.2% to $12.7 million in the second quarter of 2006 from $18.4 million in the same period a year ago. For the first six months of 2006, total operating expenses decreased $ 7.0 million or 22.0% to $25.0 million from $32.0 million in the same period of the prior year. The decrease in operating expenses for the three and six month periods ended March 31, 2006 as compared to the same periods of 2005 was primarily due to the impairment and restructuring charges recorded in 2006 being significantly less than those recorded in 2005. The 2005 impairment charges also resulted in lower charges for amortization of intangibles in the three and six month periods ended March 31, 2006 as compared to the same periods of 2005. In addition, the Company benefited in 2006 from cost reduction actions implemented in the second quarter of 2005. Each of these decreases was partially offset by increases in share based compensation expense and performance compensation costs in the three and six months ended March 31, 2006, as compared to the same periods of 2005. As a percentage of sales, operating expenses decreased to 23.9% in the second quarter of 2006 from 30.1% in the same quarter of the prior year. As a percentage of sales, operating expenses decreased to 22.7% in the first six months of 2006 from 25.8% in the same period of the prior year. These decreases were due to the reasons listed above.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. Net interest income increased to $0.6 million in the second quarter of 2006 from $0.1 million in the second quarter of 2005. Net interest income for the first six months of 2006 increased to $1.1 million in 2006 from $0.1 million in the same period of 2005. These changes were due to lower interest expense on decreased borrowings, higher cash balances earning interest, and higher overall interest rates as compared to the same periods in the prior year.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies, the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency, and gains on losses on foreign exchange forward contracts. Foreign currency exchange gains and losses amounted to a net gain of $0.1 million in the second quarter of 2006, as compared to a slight net loss in the second quarter of 2005. In the first six months of 2006, foreign currency gains and losses amounted to a loss of $0.1 million as compared to a gain of $0.1 million in the same period of 2005.

The Company currently realizes less than one-fourth of its sales outside of the United States and is attempting to increase foreign sales through geographic expansion initiatives. Additionally, the functional currency of the Company’s foreign subsidiary is the Euro, which must be translated to U. S. dollars for consolidation. The Company hedges its Euro exposure with foreign exchange forward contracts. The Company believes that hedging mitigates the risk associated with foreign currency fluctuations.

Other expense in the second quarter of 2005 includes a $0.7 million charge related to reducing the carrying value of an investment in a publicly traded Taiwanese company, Topvision Technology. In the first six months of 2005, other expense includes an $0.9 million charge related to the reduction in the carrying value of the Company’s investment in Topvision Technology. The reduction in the carrying value was due to a sustained decline in that company’s market value that was determined to be other than temporary. The investment was sold prior to the end of fiscal 2005.

Provision for Income Taxes

The Company’s effective tax rate for the quarter and six months ended March 31, 2006 was approximately 34%, which is an increase from the tax rate of 28% in the second quarter and six months ended April 1, 2005. The lower rate in 2005 was caused by the effects of losses created by the charges related to impairment and restructuring, causing a greater portion of the Company’s income to be from outside the United States in fiscal 2005, which is not expected to recur in 2006. The difference between the effective tax rate and the federal statutory rate was primarily due to the mix of profits earned by the Company and its subsidiaries in tax jurisdictions where income tax rates are substantially different than the United States statutory tax rates and the effect of state income taxes.

Net Income (Loss)

In the second quarter of fiscal 2006, net income was $2.0 million or $0.13 per diluted share. In the same quarter of the prior year, net loss was $4.2 million or $0.28 per share. For the first six months of fiscal 2006, net income was $3.5 million or $0.23 per diluted share compared to net loss of $4.1 million or $0.28 per share in the comparable period of the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities was $5.9 million in the first six months of 2006. Net cash provided by operating activities in the same period of the prior year was $17.8 million. The net cash provided by operations in the first six months of fiscal 2006 primarily relates to net income, depreciation and amortization, restructuring charges and share based compensation, offset by excess tax benefits from share based compensation. Neither depreciation and amortization nor share based compensation nor excess benefits from share based compensation required a current cash outlay. In addition, cash from operations was provided by decreases in accounts receivable and other current assets and increases in other current liabilities, all of which were offset by increases in inventory and deferred taxes and decreases in accounts payable and deferred revenue.

Working capital increased $11.2 million to $110.0 million at March 31, 2006 from $98.8 million at September 30, 2005. Total current assets increased $7.2 million in the first half of fiscal 2006. Cash and cash equivalents increased $21.1 million due to the reasons noted above and the maturity of short-term investments. Accounts receivable decreased $1.1 million due to timing of shipments and the collection of payments. Inventories increased $0.7 million due primarily to purchases made to support anticipated demand in the Commercial segment. Current liabilities decreased $3.9 million in the first half of 2006. Accounts payable decreased $5.6 million due to the timing of payments to vendors. Accrued compensation increased $0.7 million due to the timing of payments related to accrued salaries and related benefits and taxes. Deferred revenue decreased $0.5 million due to the timing of recognition of deferred revenue. Other current liabilities increased $1.5 million primarily due to increases in income taxes payable.

During the first half of 2006, cash of $0.5 million was used to purchase plant, property and equipment. These capital expenditures were primarily related to leasehold improvements made to our facilities.

The Company entered into a $50 million credit agreement in December 2003, replacing the Company’s prior credit agreement. The Company had no borrowings outstanding as of March 31, 2006 and September 30, 2005. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges, costs associated with exit or disposal activities, and share based compensations are added back to net income in the calculation of EBITDA. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. The Company was in compliance with these covenants as of March 31, 2006 and September 30, 2005. Effective September 30, 2005, the credit agreement was amended to reduce the minimum EBITDA for the four fiscal quarters prior to the date of determination from $12.5 million to $9.0 million, and to alter the available borrowing level based upon the Company’s EBITDA. The Company may borrow up to $20 million if EBITDA is less than $15 million, the Company may borrow up to $35 million if EBITDA is between $15 million and $20 million, and the Company may borrow up to $50 million if EBITDA is $20 million or above. The Company also has a capital lease for the leasehold improvements in its corporate offices. The total minimum lease payments are $0.8 million, which are payable over the next four years. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

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

The Euro is the functional currency of the Company’s European subsidiary. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained open contracts of approximately $23.4 million as of March 31, 2006. If rates shifted dramatically, the Company believes it would not be impacted materially.

In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended March 31, 2006 that could significantly affect our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1A.	Risk Factors

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

Market conditions were characterized by rapid declines in end user pricing during portions of 2005 and 2006. Such declines cause the company’s inventory to lose value and trigger price protection obligations for channel inventory. Supply and pricing of LCD panels has been very volatile and will likely be in the future. This volatility, combined with lead times of five to eight weeks, may cause us to pay too much for products or suffer inadequate product supply.

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

We currently have a contract with a software developer in India to develop software on our behalf. We do not have a long-term contract with this developer, and if the developer were to terminate its arrangement with us or become unable to provide software to us on a timely basis we could be unable to sell future products into which this software would be integrated.

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

We must provide increasingly rapid product turnaround and respond to ever-shorter lead times, while at the same time meet our customers’ product specifications and quality expectations. A variety of conditions, both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. These actions by a significant customer or by a set of customers could adversely affect our business. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. We may lack sufficient capacity at any given time to meet our customers’ demands. Products sold to two customers comprised 26% and 31% and to one customer comprised 19% of total consolidated sales in fiscal 2005, 2004 and 2003, respectively. Sales to any of those customers, if lost, would have a material adverse impact on the results of operations. Although the Company does maintain allowances for estimated losses resulting from the inability of its customers to make required payments, such allowances may not be sufficient to offset an uncollectible accounts receivable balance from a significant customer. If accounts receivable from a significant customer or set of customers became uncollectible, a resulting charge could have a material adverse effect on our operations.

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

The market price of our common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing price of our stock ranged from $7.30 to $17.59. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2005 Annual Meeting of Shareholders was held February 2, 2006, at which the following actions were taken by a vote of shareholders:

The following nominees were elected as Directors by the votes and for the terms as indicated below:

Nominee	For	Withheld	Term Ending
William W. Noce Jr.	12,499,573	441,002	2009
Gerald K. Perkel	12,659,344	281,231	2009
E. Kay Stepp	12,355,934	584,641	2009

The proposal to approve the Amended and Restated Planar Systems, Inc. 1993 Stock Option Plan for Nonemployee Directors was approved by the following vote:

Votes
For	7,591,639
Against	413,335
Abstain	15,940
Broker non-vote	4,919,661

Item 5.	Other Information

The Company has appointed Scott Hix as Vice President of Business Development of the Company effective as of April 20, 2006. Mr. Hix previously spent 15 years at InFocus Corporation working in a variety of sales and marketing, business development, and general management roles, serving most recently as Vice President of Worldwide Sales.

Mr. Hix will be paid an annual base salary of $240,000, will be eligible for an annual bonus of up to sixty percent of annual base salary based on performance, and will be eligible for the same employee benefits as other employees of the Company.

The Company and Mr. Hix have entered into a Letter Agreement dated and effective as of May 2, 2006 (the “Agreement”). The Agreement is for a term ending September 26, 2006, provided that on that date and each anniversary thereafter, the term of the Agreement will be automatically extended by one additional year unless either party gives 90 days prior written notice that the term of the Agreement will not be so extended. If a “Change in Control” (as defined in the Agreement) occurs during the term of the Agreement, the Agreement will continue in effect until two years after the Change in Control.

If Mr. Hix’s employment with the Company is terminated within two years after a Change in Control either by the Company without “Cause” (as defined in the Agreement ) or by Mr. Hix for “Good Reason” (as defined in the Agreement), Mr. Hix will be entitled to receive his full base salary through the date of termination and any benefits or awards (both cash and stock) that have been earned or are payable through the date of termination plus (i) a lump sum payment equal to his annual base salary and (ii) an amount equal to the target bonus for the year of termination or Change in Control. In addition, Mr. Hix would be entitled to the continuation of health and insurance benefits for certain periods, and all outstanding unvested shares of restricted stock (except shares of restricted stock with performance-based vesting) and any and all outstanding unvested stock options that would vest during the twelve month period after the date of termination would immediately become fully vested.

If Mr. Hix’s employment with the Company is terminated within two years after a Change in Control either by the Company for Cause or as a result of his death, Mr. Hix will be entitled to receive his full base salary through the date of termination plus any benefits or awards (both cash and stock) that have been earned or are payable through the date of termination.

The Board of Directors has approved a Restricted Stock Award Agreement with Mr. Hix dated and effective as of May 2, 2006 (the “Restricted Stock Agreement”). Pursuant to the Restricted Stock Agreement, Mr. Hix was awarded 87,500 shares of the Company’s common stock (the “Shares”). Except as otherwise provided by the Agreement, the Shares will vest and become deliverable to Mr. Hix as follows: thirty-one thousand two hundred fifty (31,250) of the Shares will vest upon achievement of a set of performance metrics that will be developed by the Company and mutually agreeable to Mr. Hix; twenty-five thousand (25,000) of the Shares shall vest on a four year schedule, with 6,250 Shares vesting on each of the first four anniversaries of this Agreement beginning on May 2, 2007; fifteen thousand six hundred twenty-five (15,625) of the Shares shall vest upon achievement of the “$20 Stock Price Target” (as defined below); and the remaining fifteen thousand six hundred twenty-five (15,625) of the Shares shall vest upon achievement of the “$25 Stock Price Target” (as defined below). Notwithstanding the foregoing, in the event that either or both the $20 Stock Price Target or the $25 Stock Price Target are achieved before May 2, 2007, 25% of the Shares that would otherwise vest upon achievement of such Stock Price Target shall vest upon such achievement, and the remaining Shares that would otherwise have vested upon achievement of such Stock Price Target shall vest in three tranches on the 90th, 180th and 270th days after the date the Stock Price Target is achieved. The “$20 Stock Price Target” means the average daily closing price of the Company’s common stock on the NASDAQ Stock Market over any forty (40) consecutive trading day period exceeds $20. The “$25 Stock Price Target” means the average daily closing price of the Company’s common stock on the NASDAQ Stock Market over any forty (40) consecutive trading day period exceeds $25.

6.	Exhibits.

(a)

3.1	Second Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (incorporated herein by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 9, 2006).

4.1	Rights Agreement by and between Planar Systems, Inc. and Mellon Investor Services LLC dated as of February 3, 2006 (incorporated herein by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 9, 2006).

10.1	Separation Agreement and Release by and between Planar Systems, Inc. and Steve Buhaly dated January 3, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 3, 2006).

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: May 9, 2006	/s/ Scott Hildebrandt
Scott Hildebrandt
Vice President and Chief Financial Officer