Form 10-Q
period 2006-06-30
PLANAR SYSTEMS INC
filed 2006-08-09
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended June 30, 2006

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

Number of common stock outstanding as of August 4, 2006

15,248,192 shares, no par value per share

PLANAR SYSTEMS, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Sales	$49,365	$53,191	$159,394	$177,375
Cost of sales	36,035	40,791	116,828	138,052

Gross profit	13,330	12,400	42,566	39,323
Operating expenses:
Research and development, net	2,442	2,259	7,477	7,657
Sales and marketing	5,039	4,777	15,065	16,053
General and administrative	3,579	3,471	12,679	12,426
Amortization of intangible assets	147	305	441	1,510
Impairment and restructuring charges	—	—	503	5,168

Total operating expenses	11,207	10,812	36,165	42,814

Income (loss) from operations	2,123	1,588	6,401	(3,491)
Non-operating income (expense):
Interest, net	682	239	1,814	318
Foreign exchange, net	166	154	19	223
Other, net	(9)	(11)	(31)	(856)

Net non-operating income (expense)	839	382	1,802	(315)

Income (loss) before income taxes	2,962	1,970	8,203	(3,806)
Provision (benefit) for income taxes	1,294	591	3,076	(1,043)

Net income (loss)	$1,668	$1,379	$5,127	$(2,763)

Basic net income (loss) per share	$0.11	$0.09	$0.34	$(0.19)
Average shares outstanding - basic	15,320	14,722	15,052	14,692
Diluted net income (loss) per share	$0.11	$0.09	$0.33	$(0.19)
Average shares outstanding - diluted	15,635	14,834	15,314	14,692

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	June 30, 2006	Sept. 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,240	$52,185
Short-term investments	—	13,000
Accounts receivable, net	21,937	22,517
Inventories	37,457	36,261
Other current assets	10,393	10,745

Total current assets	146,027	134,708
Property, plant and equipment, net	11,064	15,011
Goodwill	14,696	14,696
Intangible assets	3,430	3,871
Other assets	5,587	3,798

	$180,804	$172,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,420	$21,467
Accrued compensation	6,363	5,481
Current portion of long-term debt and capital leases	213	204
Deferred revenue	2,473	2,578
Other current liabilities	7,899	6,182

Total current liabilities	32,368	35,912
Long-term debt and capital leases, less current portion	473	644
Other long-term liabilities	4,462	4,290

Total liabilities	37,303	40,846
Shareholders’ equity:
Common stock	138,231	132,277
Retained earnings	10,033	4,906
Accumulated other comprehensive loss	(4,763)	(5,945)

Total shareholders’ equity	143,501	131,238

	$180,804	$172,084

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(unaudited)

	Nine months ended
	June 30, 2006	July 1, 2005
Cash flows from operating activities:
Net income (loss)	$5,127	$(2,763)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	5,626	6,861
Impairment and restructuring charges	503	5,168
Loss on long-term investments	—	887
Share based compensation	2,732	—
Deferred taxes	(660)	—
Excess tax benefit of share based compensation	(1,271)	—
Decrease in accounts receivable	849	12,180
(Increase) decrease in inventories	(1,026)	9,962
Decrease in other current assets	437	1,253
Decrease in accounts payable	(6,093)	(5,178)
Increase in accrued compensation	353	1,496
Increase (decrease) in deferred revenue	(135)	1,036
Increase (decrease) in other current liabilities	2,748	(5,444)

Net cash provided by operating activities	9,190	25,458
Cash flows from investing activities:
Purchase of property, plant and equipment	(770)	(2,223)
Proceeds from short-term investment	13,000	—
Increase in long-term liabilities	—	13
Increase in long-term assets	(1,248)	(67)

Net cash provided by (used) in investing activities	10,982	(2,277)
Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(161)	(143)
Value of shares withheld for tax liability	(916)	—
Excess tax benefit of share based compensation	1,271	—
Net proceeds from issuance of capital stock	2,817	885

Net cash provided by financing activities	3,011	742
Effect of exchange rate changes	872	(533)

Net increase in cash and cash equivalents	24,055	23,390
Cash and cash equivalents at beginning of period	52,185	30,265

Cash and cash equivalents at end of period	$76,240	$53,655

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

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months and nine months ended June 30, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Share based compensation expense recognized under FAS 123(R) for the three months and nine months ended June 30, 2006 was $653 and $2,783, respectively, which consisted of share based compensation expense related to employee stock options, restricted stock and the employee stock purchase plan. See Note 7 for additional information.

There was no share based compensation expense related to employee stock options and employee stock purchases recognized during the three months and nine months ended July 1, 2005, however pro forma stock option expense for the three months and nine months ended July 1, 2005 was $294 and $5,021, respectively. On April 1, 2005, the Company accelerated the vesting of all stock options granted on or before September 24, 2004, issued at an exercise price equal to or greater than $13.00, which were awarded to employees and officers under the Company’s various stock option plans. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles under APB 25. For pro forma disclosure requirements under FAS 123, the Company recognized $2,800 of share based compensation for all options for which vesting was accelerated, during the year ended September 30, 2005. The Company took this action to reduce future costs under FAS 123(R). In addition, because these options had exercise prices substantially in excess of current market values at the time of acceleration, the accelerated vesting did not provide material value to the optionees.

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

Share based compensation expense recognized during the period is based on the value of the portion of share based payment awards that are ultimately expected to vest during the period. Share based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first, second and third quarters of fiscal 2006 included compensation expense for share based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of FAS 123(R) and SAB 107. Compensation expense for all share based payment awards is recognized using the straight-line single-option method. As share based compensation expense recognized in the Consolidated Statement of Operations for the first, second and third quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Note 3 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	June 30, 2006	Sept. 30, 2005
	(Unaudited)
Raw materials	$9,800	$7,577
Work in process	2,118	1,884
Finished goods	25,539	26,800

	$37,457	$36,261

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

	Three Months Ended		Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Research and development expense	$2,631	$2,334	$7,675	$8,080
Contract funding	(189)	(75)	$(198)	(423)

Research and development, net	$2,442	$2,259	$7,477	$7,657

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

The restructuring charges previously incurred affected the Company’s financial position as follows:

Accrued Compensation
Balance as of September 30, 2005	$1,265
Additional charges	452
Cash paid out	(1,203)

Balance as of June 30, 2006	$514

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

The option price under all plans is the fair market value as of the date of the grant. Total shares reserved under these plans are 4,465,000 shares.

The Company also adopted a 1993 stock option plan for Non-employee Directors that provides an annual grant to each outside director of the Company.

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 24, 2004	2,822,451	$17.52
Granted	892,750	9.30
Exercised	(63)	7.88
Canceled	(765,928)	17.22

Options outstanding at September 30, 2005	2,949,210	15.17
Granted	603,338	9.43
Exercised	(344,697)	8.08
Canceled	(727,296)	18.33

Options outstanding at June 30, 2006	2,480,555	$13.79

The total pretax intrinsic value of options exercised during the three and nine months ended June 30, 2006 was $28 and $1,880, respectively. The total fair value of options vested during the three and nine months ended June 30, 2006 was $2 and $94, respectively.

In the three and nine months ended June 30, 2006, the amount of cash received for the exercise of options was $130 and $2,529, respectively, and the corresponding tax benefit related to option exercises for the same time periods was $11 and $682 respectively. There were no option exercises in the three and nine months ended July 1, 2005. In the three and nine months periods ended June 30, 2006 the tax benefit related to stock options expense was $174 and $461 respectively.

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 06/30/06	Average of Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable at 06/30/06	Average of Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.38 — $31.50	2,480,555	6.3	$13.79	$3,948	1,331,632	3.9	$17.69	$625

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.04 as June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 30, 2005, 2,277,327 outstanding options were exercisable, and the weighted average exercise price was $16.92.

Restricted stock

The Company’s plans provide for the issuance of restricted stock to employees, (“Nonvested shares” per FAS 123R). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, and Vice President and General Manager of Home Theater, the shares issued generally vest over a two- to four-year period, upon meeting objective market conditions or the passage of time, or both. In the event the market conditions are not met, shares generally would vest at the end of four years.

In addition to the aforementioned grants of restricted stock to employees in fiscal 2004 and 2005, 160,000 shares of restricted stock were issued to the Chief Executive Officer in fiscal 2005, including 10,000 shares that vested immediately upon issuance, 75,000 shares that vested upon the attainment of an average daily stock price of $10 for a period of 40 trading days (the $10 tranche), and 75,000 shares that vested upon the attainment of an average daily stock price of $12 for a period of 40 trading days (the $12 tranche). In the first quarter of fiscal 2006, 55,000 shares of restricted stock were also issued to the Chief Financial Officer, including 5,000 shares that vested immediately, 25,000 shares that will vest over a four year period, 12,500 shares that vested upon the attainment of an average daily stock price of $11 for a period of 30 trading days (the $11 tranche), and 12,500 shares that vested upon the attainment of an average daily stock price of $13 for a period of 30 trading days (the $13 tranche). The 75,000 shares that composed the $10 tranche vested on February 1, 2006. The 75,000 shares that composed the $12 tranche vested on February 23, 2006. The 12,500 shares that composed the $11 tranche vested on February 8, 2006. The 12,500 shares that composed the $13 tranche vested on February 22, 2006. The value of these 175,000 shares, and the related requisite service period, was determined by use of a Monte Carlo simulation model, and was being recognized as expense over the requisite service period, pursuant to FAS 123(R); however, all remaining unamortized expense was accelerated into the second quarter of 2006 upon vesting. The total value of these 175,000 shares was $1,090, and the average derived service period, estimated at the time of issue, was 1.2 years. In the third quarter of fiscal 2006, 56,250 shares of restricted stock were also issued to the Vice President and General Manager of Home Theater, including, 25,000 shares that will vest over a four year period, 15,625 shares that vest upon the attainment of an average daily stock price of $20 for a period of 40 trading days (the $20 tranche), and 15,625 shares that vest upon the attainment of an average daily stock price of $25 for a period of 40 trading days (the $25 tranche). The value of these 31,250 shares, and the related requisite service period, was determined by use of a Monte Carlo simulation model, and was being recognized as expense over the requisite service period, pursuant to FAS 123(R). The total value of these 31,250 shares was $358, and the average derived service period, estimated at the time of issue, was 1.4 years. The value of the immediately vested shares was recognized as expense upon issuance. The value of the time vested shares is being recognized as expense over the vesting period. Monte Carlo simulation modeling is a method for valuing contingent claims on stock with characteristics that depend on the trailing stock price path, such as those restricted shares issued to the Company’s Chief Executive Officer, Chief Financial Officer, and Vice President and General Manager of Home Theater. Monte Carlo modeling uses computer generated pseudorandom numbers to build sample stock price paths, for each of which a payoff is calculated, and all of which are discounted back to the grant date using a risk-neutral rate. After generating many such paths and payoffs, the value of the restricted stock is set to equal the average of the payoffs. Monte Carlo modeling also derives the probability of vesting and the length of the vesting period.

Information regarding these restricted stock grants is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2005	237,324	$7.88
Granted	259,750	$10.26
Vested	(188,600)	$6.48
Canceled	(7,500)	$9.85

Restricted stock outstanding at June 30, 2006	300,974	$10.90

During fiscal 2005, the Company issued 249,525 shares of restricted stock to employees.

The tax benefit related to restricted stock vested was $589 for the nine months ending June 30, 2006. In the three and nine months ended June 30, 2006, the tax benefit related to restricted stock expense was $84 and $638, respectively.

Employee Stock Purchase Plan

In fiscal 2005, the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85 percent of the fair market value at specific dates. At June 30, 2006, 274,212 remain available for purchase through the plan and there were

371 employees eligible to participate in the plan, of which 108 or 29% were participants. Employees purchased 125,065 shares, at an average price of $8.04 per share during fiscal 2005. In the second quarter of 2006, employees purchased 43,264 shares at an average price of $6.91 per share. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. The use of the Black-Scholes model, and related assumptions integrated into the model, are discussed in a subsequent paragraph.

Valuation and Expense Information under FAS 123(R)

On October 1, 2005, the Company adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The following table summarizes share based compensation expense related to share based payment awards, and employee stock purchases under FAS 123(R) for the three and nine months ended June 30, 2006, which was allocated as follows:

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Cost of sales	$53	$149

Research and development	43	104
Sales and marketing	230	507
General and administrative	327	1,972
Restructuring	—	51

Share based compensation expense included in operating expenses	600	2,634

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases	653	2,783
Tax benefit	285	1,030

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases, net of tax	$368	$1,753

Share based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and nine months ended July 1, 2005 was $48 and $165, respectively, which related to restricted stock.

The table below reflects net income and diluted net income per share for the three and nine months ended June 30, 2006 compared with the pro forma information for the three and nine months ended July 1, 2005 as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net income (loss) — as reported for the prior period (1)	NA	$1,379	NA	$(2,763)
Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases for the three and nine months ended June 30, 2006, and related to employee stock options and employee stock purchases for the three and nine months ended July 1, 2005	$653	$294	$2,783	$5,021
Tax benefit	285	116	1,030	1,813

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases for the three and nine months ended June 30, 2006, and related to employee stock options for the three and nine months ended July 1, 2005, net of tax (2)	368	178	1,753	3,208

Net income (loss), including the effect of share based compensation expense (3)	$1,668	$1,201	$5,127	$(5,971)

Diluted net income (loss) per share — as reported for the prior period (1)	NA	$0.09	NA	$(0.19)
Diluted net income (loss) per share, including the effect of share based compensation expense (3)	$0.11	$0.08	$0.33	$(0.41)

(1)	Net income (loss) and net income (loss) per share prior to fiscal 2006 did not include share based compensation expense for employee stock options and employee stock purchases under FAS 123 because the Company did not adopt the recognition provisions of FAS 123.

(2)	Share based compensation expense prior to fiscal 2006 represents pro forma information based on FAS 123.

(3)	Net income (loss) and net income (loss) per share prior to fiscal 2006 represents pro forma information based on FAS 123.

As of June 30, 2006, total future compensation expense related to nonvested stock options and restricted stock is expected to be $3,920 and $2,475, respectively. This expense is anticipated to be recognized through the third quarter of fiscal 2010.

Upon adoption of FAS 123(R), the Company continued its methodology of calculating the value of employee stock options on the date of grant using the Black-Scholes model which it also used for the purpose of the pro forma financial information in accordance with FAS 123.

The use of a Black-Scholes model requires the use of estimates of employee exercise behavior data and other assumptions including expected volatility, risk-free interest rate, and expected dividends. There were no options granted during the three months ending June 30, 2006. The weighted-average estimated value of employee stock options granted during the nine months ended June 30, 2006 was $4.84 per share, respectively, using the Black-Scholes model with the following assumptions:

Three and Nine Months Ended June 30, 2006
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

As share based compensation expense recognized in the Consolidated Statement of Operations for the first, second, and third quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the three and nine months ended June 30, 2006 were 15,320,000 shares and 15,052,000 shares, respectively. Diluted shares outstanding for the three and nine months ended June 30, 2006 were 15,635,000 shares and 15,314,000 shares, respectively. Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. During the three and nine months ended June 30, 2006, the dilutive effect of in-the-money employee stock options was approximately 315,000 and 262,000 shares, respectively, based on the Company’s average share price for the three and nine month periods ended June 30, 2006 of $14.55 and $12.53, respectively.

Note 8 – COMPREHENSIVE INCOME

Comprehensive income (loss) was $2,944 and $(857) for the quarters ended June 30, 2006 and July 1, 2005, respectively. Comprehensive income (loss) for the nine month periods ended June 30, 2006 and July 1, 2005 was $6,309 and ($3,570), respectively.

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

	Three months ended		Nine months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net sales to external customers (by segment):
Medical	$17,281	$17,210	$52,279	$57,101
Industrial	13,748	13,203	43,160	42,877
Commercial	18,336	22,778	63,955	77,397

Total sales	$49,365	$53,191	$159,394	$177,375

Operating income (loss):
Medical	$2,182	$250	3,214	$401
Industrial	1,021	1,907	5,197	5,165
Commercial	(1,080)	(569)	(1,507)	(3,889)
Impairment and restructuring charges	—	—	(503)	(5,168)

Total operating income (loss)	$2,123	$1,588	$6,401	$(3,491)

Note 10 – GUARANTEES

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

	Three months ended		Nine months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Balance as of beginning of period	$3,153	$2,501	$2,932	$2,715
Cash paid for warranty repairs	(781)	(961)	(2,680)	(2,900)
Provision for current period sales	695	1,005	2,815	2,881
Provision for prior period sales	—	—	—	(151)

Balance as of end of period	$3,067	$2,545	$3,067	$2,545

NOTE – 11 LONG-TERM DEBT

The Company entered into a $50 million credit agreement in December 2003, which replaced the Company’s prior credit agreement. The Company had no borrowings outstanding as of June 30, 2006 and September 30, 2005. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt–to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges and costs associated with exit or disposal activities and share based compensation, are added back to net income in the calculation of EBITDA. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. Effective September 30, 2005, the credit agreement was amended to reduce the minimum EBITDA for the four fiscal quarters prior to the date of determination from $12.5 million to $9.0 million, and to alter the available borrowing level based upon the Company’s EBITDA. The Company may borrow up to $20 million if EBITDA is less than $15 million, the Company may borrow up to $35 million if EBITDA is between $15 million and $20 million, and the Company may borrow up to $50 million if EBITDA is $20 million or above. The Company was not in violation of any of these covenants as of June 30, 2006 and September 30, 2005.

NOTE – 12 SUBSEQUENT EVENT

The Company entered into a definitive agreement to acquire all of the outstanding stock of privately-held Clarity Visual Systems, Inc (Clarity) for approximately $46 million in equal parts cash and Planar stock, and the assumption of certain liabilities, subject to certain purchase price adjustments to reflect changes in balance sheet items and the number of outstanding shares of Clarity capital stock. The acquisition is expected to close late in the fourth quarter or early in the first quarter of fiscal 2007, subject to receipt of regulatory approvals, Clarity Shareholder approval, and customary closing conditions.

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

Share Based Compensation Expense. On October 1, 2005, the Company adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share based payment awards made to our employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Upon adoption of FAS 123(R), the Company maintained its method of valuation of share based awards using the Black-Scholes option pricing model, which has historically been used for the purpose of the pro forma financial information in accordance with FAS 123. The determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards. The Company estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience. As share based compensation expense recognized in the Consolidated Statement of Operations for the first, second and third quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. If factors change and we employ different assumptions in the application of FAS 123(R) in future periods, the compensation expense that we record under FAS 123(R) may differ significantly from what we have recorded in the current period.

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

Overview

Sales were $49.4 million in the third quarter of 2006 as compared to sales of $53.2 million in the third quarter of 2005. Net income per diluted share was $0.11 in the third quarter of 2006 as compared to net income per diluted share of $0.09 in the third quarter of 2005. Net income was $1.7 million in the third quarter of 2006 as compared to net income of $1.4 million in the third quarter of 2005. Net income in the third quarter of 2006 was positively impacted by improved gross margins of 27.0%, as compared to gross margins of 23.3% in the third quarter of 2005, due to stronger product margins in the Company’s medical and commercial segments. In addition, overall Company margins improved compared to the third quarter a year ago due to a better mix of higher margin industrial and medical products sales relative to commercial products. In the third quarter of 2006, net income was also positively impacted by an increase of interest income resulting from increased cash balances and higher interest rates in the third quarter of 2006 as compared to the third quarter of 2005. Net income in the third quarter of 2006 was negatively impacted by charges for performance and share based compensation, while share based compensation charges existed only minimally in the third quarter of 2005.

In the Industrial segment, sales increased by $0.5 million to $13.7 million in the third quarter of 2006 as compared to $13.2 million in the third quarter of 2005, primarily as a result of increased international sales in the third quarter of 2006 as compared to the third quarter of 2005. Operating income in the Industrial segment decreased $0.9 million to $1.0 million in the third quarter of 2006 as compared to $1.9 million in the third quarter of 2005 primarily as a result of a decline in gross margins due to the mix of products sold in the third quarter of 2006 as compared to the third quarter of 2005, and an increase in operating expense in the third quarter of 2006 as compared to the third quarter of 2005 due primarily to performance and share based compensation.

In the Medical segment, sales increased by $0.1 million to $17.3 million in the third quarter of 2006 from $17.2 million in the third quarter of 2005. Sales of Digital Imaging products increased, however this increase was partially offset by reduced sales of non-Digital Imaging medical products. Operating income in the Medical segment increased to $2.2 million in the third quarter of 2006 as compared to $0.2 million in the third quarter of 2005, due primarily to improvement in gross margins in the third quarter of 2006 as compared to the third quarter of 2005, and offset by higher performance and share based compensation in the third quarter of 2006 as compared to the third quarter of 2005.

In the Commercial segment, sales decreased by $4.4 million to $18.3 million in the third quarter of 2006 from $22.8 million in the third quarter of 2005 as a result of a decline in average selling prices and the volume of products sold by the Commercial segment in 2006 as compared to 2005. Operating losses in the third quarter of 2006 increased to $1.1 million from $0.6 million in the third quarter of 2005, as a result of the decrease in sales in the third quarter of 2006 as compared to the third quarter of 2005, and higher performance and share based compensation in the third quarter of 2006 as compared to the third quarter of 2005.

Sales

The Company’s sales of $49.4 million in the third quarter of 2006 decreased $3.8 million or 7.2% as compared to $53.2 million in the third quarter of 2005. The decrease in sales was due primarily to decreased sales in the Commercial segment, offset by slightly higher sales in the Medical and Industrial segments. Industrial segment sales increased $0.5 million or 4.1% with sales of $13.7 million in the third quarter of 2006 as compared to sales of $13.2 million in the third quarter of 2005. Industrial sales volumes benefited during the quarter from increased sales of the Company’s Electroluminescent (EL) products as compared to the third quarter of 2005, offset by decreased sales of the Company’s LCD products as compared to the third quarter of 2005. Sales in the Medical segment increased $0.1 million or 0.4% to $17.3 million in the third quarter of 2006 from $17.2 million in the same period of 2005. The increase in Medical segment sales was due to increased sales of the Company’s Digital Imaging (DI) medical products as compared to the third quarter of 2005, while sales of non-Digital Imaging products decreased in the third quarter of 2006 as compared to the third quarter of 2005. Sales in the Commercial segment decreased $4.4 million or 19.5% to $18.3 million in the third quarter of 2006 from $22.8 million in the same period of 2005. The decrease in Commercial segment sales was due to lower sales volumes of the Commercial segment products in the third quarter of 2006 as compared to the third quarter of 2005, and lower overall selling prices of such products. Average selling prices of Commercial segment products decreased approximately 11% and volumes decreased approximately 6% in the third quarter of 2006 as compared to the third quarter of 2005.

The Company’s sales of $159.4 million in the first nine months of 2006 decreased $18.0 million or 10.1% compared to $177.4 million in the same period of 2005. The decrease in sales was primarily due to decreased sales in the Medical and Commercial segments as compared to the same period in the prior year. Medical segment sales decreased $4.8 million or 8.4% to $52.3 million in the first nine months of 2006 from $57.1 million in the same period of 2005. Medical sales decreased due to lower sales of both non-Digital Imaging medical products and DI products in the first nine months of 2006 as compared to the same period of 2005, due primarily to certain last-time purchases made in the first nine months of 2005, which did not recur in 2006, and a one-time promotion of DI products which occurred in the first quarter of 2005 but did not recur in 2006. Industrial segment sales increased $0.3 million or 0.7% to $43.2 million in the first nine months of 2006 from $42.9 million in the same period of 2005. Industrial segment sales benefited during the nine month period from increased sales of EL products and atomic layer deposition machines and services, but were offset by decreased sales of AMLCD products. Commercial segment sales decreased $13.4 million or 17.4% to $64.0 million in the first nine months of 2006 from $77.4 million in the same period of 2005. Sales in the commercial segment were negatively impacted by lower average selling prices and volumes, primarily due to an oversupply of these products in the marketplace. An oversupply of products has existed throughout the industry primarily due to newly constructed component manufacturing operations, which have saturated the market with components, thereby driving down the costs of the components and allowing the Company and its competitors to build products for lower costs. When these products have entered the market, the saturation has exerted downward pressure on prices of the Company’s and its competitor’s products, as customers expect lower prices due to lower components costs.

International sales increased $1.4 million or 14.2% to $10.9 million in the third quarter of 2006 as compared to $9.6 million recorded in the same quarter of the prior year. International sales for the first nine months of 2006 increased $4.9 million or 15.6% to $36.4 million from $31.5 million in the same period of 2005. The increase in international sales in both the three and nine month periods was due to increased sales of DI products, products based on EL technology and non-Digital Imaging medical products. As a percentage of total sales, international sales increased to 22.2% in the third quarter of 2006, as compared to 18.0% in the third quarter of 2005. In the first nine months of 2006, international sales increased to 22.9%, as compared to 17.8% in the first nine months of 2005. Since the commercial business does not actively market or sell its products outside of North America, international sales represent predominantly the Medical and Industrial segments, and therefore the overall decrease in sales in the Commercial segment in the three and nine month periods ended June 30, 2006, as compared to the same periods in the prior year, was the primary cause of the increase in percentage of international sales in the three and nine month periods ended June 30, 2006, as compared to the same periods in the prior year.

Gross Profit

The Company’s gross margin as a percentage of sales increased to 27.0% in the third quarter of 2006 from 23.3% in the third quarter of 2005. For the first nine months of 2006, the Company’s gross margin was 26.7% compared to 22.2% in the first nine months of 2005. The gross margin improvements were primarily due to stronger product margins in the Medical and Commercial segments, and a better mix of higher margin industrial and medical product sales relative to commercial products.

Research and Development

Research and development expenses increased $0.2 million or 8.1% to $2.4 million in the third quarter of 2006 from $2.3 million in the same quarter in the prior year. The three month increase was due primarily to increased spending related to new product development, compared to lower expense in the same quarter a year ago due to cost reduction actions implemented in the second quarter of 2005. Research and development expense decreased $0.2 million or 2.4% to $7.5 million in the first nine months of 2006 from $7.7 million in the same period of the prior year. The nine month decrease was due to cost reduction actions implemented in the second quarter of 2005, partially offset by increases in performance and share based compensation costs in the nine month period ended June 30, 2006, as compared to the same periods in 2005. As a percentage of sales, research and development expenses increased to 4.9% in the third quarter of 2006 as compared to 4.2% in the same quarter of the prior year. As a percentage of sales, research and development expenses increased to 4.7% for the first nine months of 2006 as compared to 4.3% in the same period of the prior year. The increase in research and development expense as a percent of sales for the three and nine month periods ending June 30, 2006 is primarily due to the overall decrease in sales in the three and nine month periods ended June 30, 2006 as compared to the same periods in 2005, thereby causing an increase in the percentage of research and development expense as a percentage of total sales in the three and nine month periods ended June 30, 2006, as compared to the same periods in the prior year. Research and development spending primarily supports the Medical and Industrial segments and will tend to follow the business level of those segments while the Commercial segment incurs essentially no research and development spending.

Sales and Marketing

Sales and marketing expenses increased $0.3 million or 5.5% to $5.0 million in the third quarter of 2006 as compared to $4.8 million in the same quarter of the prior year, primarily due to increased costs related to performance and share based compensation, which existed only minimally in the third quarter of 2005. Sales and marketing expenses decreased $1.0 million or 6.2% to $15.1 million in the first nine months of 2006 as compared to $16.1 million in the same period of the prior year. The nine month decrease was due primarily to reduced spending in all segments, compared to the same periods in the prior year, as the Company benefited in 2006 from cost reduction actions implemented in the second quarter of 2005, partially offset by increases in performance and share based compensation costs in the nine month period ended June 30, 2006, as compared to the same periods in 2005. As a percentage of sales, sales and marketing expenses increased to 10.2% in the third quarter of 2006 from 9.0% in the same quarter of the prior year. As a percentage of sales, sales and marketing expenses increased to 9.5% in the first nine months of 2006 from 9.1% in the same period of the prior year. The increase in sales and marketing expense as a percent of sales for the three and nine month periods ended June 30, 2006 was primarily due to the overall decline in sales in the three and nine month periods ended June 30, 2006 as compared to the same periods in 2005, thereby causing an increase in the percentage of sales and marketing expenses as a percentage of total sales. In addition, the increase was partially due to the aforementioned reasons.

General and Administrative

General and administrative expenses increased $0.1 million or 3.1% to $3.6 million in the third quarter of 2006 from $3.5 million in the same period from the prior year. General and administrative expenses increased $0.3 million or 2.0% to $12.7 million in the first nine months of 2006 from $12.4 in the same period of the prior year. The increase in both the three and nine month periods ended is due to the inclusion of performance and share based compensation, which existed only minimally in the third quarter of 2005, offset by reduced spending on professional services in the three and nine months periods of 2006 compared to 2005. As a percentage of sales, general and administrative expenses increased to 7.3% in the third quarter of 2006 from 6.5% in the same period of the prior year. For the first nine months of 2006, general and administrative expenses, as a percentage of sales, increased to 8.0% from 7.0% for the same period of the prior year, due to the aforementioned reasons as well as the overall decrease in sales in the three and nine periods ended June 30, 2006 as compared to the same periods in 2005.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets decreased to $0.1 million in the third quarter of 2006 from $0.3 million in the same period from the prior year due to certain intangible assets becoming fully amortized and a reduction in the carrying value of certain intangible assets which were determined to have been impaired during 2005. For the first nine months of 2006, expenses for amortization of intangible assets decreased to $0.4 million from $1.5 million in the same period of 2005 due to the same reasons mentioned above.

Impairment and Restructuring Charges

Impairment and restructuring charges in the first nine months of 2006 include charges of $0.3 million resulting from the termination of the Company’s former Chief Operating Officer, which relate primarily to severance benefits and include $0.1 million for the acceleration of stock awards, and charges of $0.2 million related to the termination of employment of certain employees who performed manufacturing functions, which relate primarily to severance benefits.

Impairment and restructuring charges in the first nine months of 2005 were $5.2 million. The Company determined that certain long-lived assets were impaired, and therefore recorded a $3.4 million charge to reduce these assets to fair value. This determination was based on a review of operations and assets which is performed on a quarterly basis. This impairment charge included $1.7 million for identifiable intangible assets related to developed technology, for which the underlying undiscounted cash flows did not support the carrying value of the assets, $0.7 million of capitalized costs associated with a discontinued information technology systems development effort, and $1.1 million of tooling for products that were abandoned, discontinued, or for which the undiscounted cash flows did not support the asset’s carrying value. Fair value was determined based on a discounted cash flow analysis for each asset that was determined to be impaired. During the second quarter of fiscal 2005, the Company also adopted a cost reduction plan, including the termination of employment of certain employees. Restructuring charges of $1.8 million, primarily related to severance benefits, were recorded pursuant to this plan.

Total Operating Expenses

Total operating expenses increased $0.4 million or 3.7% to $11.2 million in the third quarter of 2006 from $10.8 million in the same period a year ago. The three month increase is primarily due to performance and share based compensation expense recorded in the third quarter of 2006, which existed only minimally in the same period of 2005. In addition the Company increased spending on new product development in the third quarter of 2006 as compared to the third quarter of 2005, offset by reduced spending on professional services and lower amortization expense related to intangibles assets in the third quarter of 2006 as compared to the same period in the prior year. For the first nine months of 2006, total operating expenses decreased $6.6 million or 15.5% to $36.2 million from $42.8 million in the same period of the prior year. The decrease in operating expenses for the nine month period ended June 30, 2006 as compared to the same periods of 2005 was primarily due to the impairment and restructuring charges recorded in 2006 being significantly less than those recorded in 2005. The 2005 impairment charges also resulted in lower charges for amortization of intangibles in the nine month period ended June 30, 2006 as compared to the same periods of 2005. In addition, the Company benefited in 2006 from cost reduction actions implemented in the second quarter of 2005. The Company also reduced spending on professional services in the first nine months of 2006 as compared to the same periods in 2005. Each of these decreases was partially offset by increases in performance and share based compensation expense in the nine months ended June 30, 2006, as compared to the same periods of 2005. As a percentage of sales, operating expenses increased to 22.7% in the third quarter of 2006 from 20.3% in the same quarter of the prior year. As a percentage of sales, operating expenses decreased to 22.7% in the first nine months of 2006 from 24.1% in the same period of the prior year. These decreases were due to the reasons listed above.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. Net interest income increased to $0.7 million in the third quarter of 2006 from $0.2 million in the third quarter of 2005. Net interest income for the first nine months of 2006 increased to $1.8 million in 2006 from $0.3 million in the same period of 2005. These changes were due to higher cash balances earning interest, higher overall interest rates as compared to the same periods in the prior year, and lower interest expense on decreased borrowings.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies, the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency, and gains and losses on foreign exchange forward contracts. Foreign currency exchange gains amounted to a net gain of $0.2 million both in the third quarter of 2006 and 2005. In the first nine months of 2006, foreign currency gains amounted to less than $0.1 million as compared to $0.2 million in the same period of 2005.

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

In the first nine months of 2005, other expense includes a $0.9 million charge related to the reduction in the carrying value of the Company’s investment in Topvision Technology. The reduction in the carrying value was due to a sustained decline in that company’s market value that was determined to be other than temporary. The investment was sold prior to the end of fiscal 2005.

Provision for Income Taxes

The Company’s effective tax rate for the quarter and nine months ended June 30, 2006 was approximately 44% and 38% respectively, which is an increase from the tax rate of 30% and 27% in the third quarter and nine months ended July 1, 2005, respectively. The higher rate in 2006 is the result of estimated settlements related to the federal and state jurisdictions, and deemed distribution of income currently reportable in the U.S. from foreign subsidiaries, The lower rate in 2005 was caused by the effects of losses created by the charges related to impairment and restructuring causing a greater portion of the Company’s income to be from outside the United States in fiscal 2005. The difference between the effective tax rate and the federal statutory rate was primarily due to the mix of profits earned by the Company and its subsidiaries in tax jurisdictions where income tax rates are substantially different than the United States statutory tax rates and the effect of federal and state income taxes.

Net Income (Loss)

In the third quarter of fiscal 2006, net income was $1.7 million or $0.11 per diluted share. In the same quarter of the prior year, net income was $1.4 million or $0.09 per share. For the first nine months of fiscal 2006, net income was $5.1 million or $0.33 per diluted share compared to net loss of $2.8 million or $0.19 per share in the comparable period of the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities was $9.2 million in the first nine months of 2006. Net cash provided by operating activities in the same period of the prior year was $25.5 million. The net cash provided by operations in the first nine months of fiscal 2006 primarily relates to net income, depreciation and amortization, restructuring charges and share based compensation, offset by excess tax benefits from share based compensation. Neither depreciation and amortization nor share based compensation nor excess benefits from share based compensation required a current cash outlay. In addition, cash from operations was provided by decreases in accounts receivable and other current assets and increases in accrued compensation and other current liabilities, all of which were offset by increases in inventory and deferred taxes and decreases in accounts payable.

Working capital increased $14.9 million to $113.7 million at June 30, 2006 from $98.8 million at September 30, 2005. Total current assets increased $11.3 million in the first nine months of fiscal 2006. Cash and cash equivalents increased $24.1 million due to the reasons noted above, the maturity of short-term investments, proceeds from the issuance of common stock, excess tax benefits from share based compensation, and the effect of exchange rate changes, offset by purchases of property, plant, and equipment, payments on capital lease obligation, and repurchase of stock. Accounts receivable decreased $0.6 million due to timing of shipments and the collection of payments. Inventories increased $1.2 million due primarily to purchases made to support increase in demand in the medical segment. Current liabilities decreased $3.5 million in the first nine months of 2006. Accounts payable decreased $6.1 million due to the timing of payments to vendors. Accrued compensation increased $0.9 million due to the timing of payments related to accrued compensation and related benefits and taxes. Other current liabilities increased $1.7 million primarily due to increases in income taxes payable due to higher earnings in 2006.

During the first nine months of 2006, cash of $0.8 million was used to purchase plant, property and equipment. These capital expenditures were primarily related to leasehold improvements made to the Company’s facilities.

The Company entered into a definitive agreement to acquire all of the outstanding stock of privately-held Clarity Visual Systems, Inc (Clarity) for approximately $46 million in equal parts cash and Planar stock, and the assumption of certain liabilities, subject to certain purchase price adjustments to reflect changes in balance sheet items and the number of outstanding shares of Clarity capital stock. The Company expects to fund the cash payment using its existing cash and cash equivalent balances and to issue shares for the remaining 50 percent. The transaction is subject to regulatory approvals and the approval of the Clarity Shareholders and other closing conditions. In addition, the Company made an initial investment of $ 0.9 million in clarity in the form of a promissory note during the third quarter. The note has a fixed interest rate equal to the twelve-month LIBOR plus four percent per annum. Quarterly interest only payments begin on September 30, 2006. The note matures on May 30,2007, if not retired earlier as a function of the proposed acquisition closing prior to that date.

The Company entered into a $50 million credit agreement in December 2003, replacing the Company’s prior credit agreement. The Company had no borrowings outstanding as of June 30, 2006 and September 30, 2005. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges, costs associated with exit or disposal activities, and share based compensation are added back to net income in the calculation of EBITDA. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. The Company was in compliance with these covenants as of June 30, 2006 and September 30, 2005. Effective September 30, 2005, the credit agreement was amended to reduce the minimum EBITDA for the four fiscal quarters prior to the date of determination from $12.5 million to $9.0 million, and to alter the available borrowing level based upon the Company’s EBITDA. The Company may borrow up to $20 million if EBITDA is less than $15 million, the Company may borrow up to $35 million if EBITDA is between $15 million and $20 million, and the Company may borrow up to $50 million if EBITDA is $20 million or above. The Company also has a capital lease for the leasehold improvements in its corporate offices. The total minimum lease payments are $0.7 million, which are payable over the next four years. The Company believes its existing cash and investments together with cash generated from operations and existing borrowing capabilities will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

Recent Accounting Pronouncements

In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes. The Company is evaluating the potential impact this interpretation will have on its consolidated financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, and accordingly, the Company will adopt FIN 48 in the first quarter of 2008.

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

The Euro is the functional currency of the Company’s European subsidiary. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained open contracts of approximately $24.8 million as of June 30, 2006. If rates shifted dramatically, the Company believes it would not be impacted materially. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended June 30, 2006 that could significantly affect our internal controls over financial reporting.

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

The Commercial segment has seen tremendous growth since we entered the market in fiscal 2001. Revenue from commercial products grew to $121.8 million in fiscal 2004, and decreased to $102.2 million in fiscal 2005. This revenue could continue to decrease due to competition, alternative products, pricing changes in the market place and potential shortages of products which would adversely affect our revenue levels and our results of operations. In addition, strategic changes made by the Company’s management could result in reduced revenue for the commercial segment. This segment absorbs a portion of the Company’s fixed costs. If this segment was discontinued or substantially reduced in size, it may not be possible to eliminate all of the fixed overhead costs that are allocated to the segment. If that were the case, a portion of the allocated fixed costs would have to be absorbed by the Company’s other segments, potentially adversely affecting our overall financial performance.

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

In the past we have made, and in the future we may make, acquisitions of and investments in businesses, products and technologies that are intended to complement our business, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock, incur substantial debt, or assume contingent liabilities. Any acquisitions that we may undertake, including our planned acquisition of Clarity Visual Systems Inc, could be difficult to integrate, disrupt our business, dilute shareholder value and harm our operating results. Any such acquisitions also involve numerous risks, including the following:

•	problems assimilating the purchased operations, technologies, or products;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our existing businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of purchased organizations.

There can be no assurance that we would be successful in overcoming problems encountered in connections with such acquisitions, and our inability to do so could adversely affect our business, financial condition and results of operations.

In addition, the planned acquisition of Clarity is subject to certain regulatory approvals, Clarity Shareholder approval and customary closing conditions. Failure to satisfy any of the preceding conditions could result in either party seeking to terminate the transaction.

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

The market price of our common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing price of our stock ranged from $7.51 to $17.59. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

6.	Exhibits.

(a)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: August 8, 2006	/s/ Scott Hildebrandt
Scott Hildebrandt
Vice President and Chief Financial Officer