Form 10-K
period 2006-09-29
PLANAR SYSTEMS INC
filed 2006-12-13
CIK 722392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 29, 2006 or

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock.

Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

The aggregate market value of voting Common Stock of the registrant at March 31, 2006, excluding shares held by affiliates, was approximately $254,037,000.

Number of shares of Common Stock outstanding at December 8, 2006: 17,144,756.

Documents Incorporated By Reference

Document	Part of Form 10-K Into Which Documents are Incorporated
Portions of Proxy Statement for 2007 Annual Meeting of Shareholders	Parts II and III

Part I

BUSINESS

Item 1.	General

Planar Systems, Inc. is a provider of specialty display solutions for customers in medical, industrial, commercial, specialty home theater, command and control and digital signage markets. Products include display components, completed displays, display systems and software based on a variety of flat panel and projection technologies. The Company has a global reach with sales offices in North America, Europe and Asia.

The electronic specialty display industry is driven by people the world over demanding products that help them connect with information. The proliferation of networked devices is likely to increase demand for these connections, driving demand for specialty display solutions far into the future.

Planar is organized around three business segments—Medical, Industrial, and Commercial.

Business Units and Markets

Medical

The driving force of demand in this market is digital imaging systems for radiology. In a survey of hospital administrators, digital imaging topped the list of areas targeted for capital expenditures in the next five years. Planar’s display solutions consist of displays and hardware suitable for the healthcare environment, plus specialized and unique software to run the displays. Planar also provides display components to medical OEM’s for incorporation into a wide range of diagnostic and therapeutic equipment. The Company’s long-term strategy in this market is to identify display-based needs in the healthcare environment and deploy superior industry knowledge and product engineering to provide targeted solutions.

Industrial

Product offerings from this business unit consist primarily of active matrix liquid-crystal display (AMLCD) and electroluminescent (EL) display technology and modules sold to OEMs for integration into various systems, as well as value-added display solutions consisting of various display technologies, computer hardware and software. Planar adds value through engineering expertise, designing specialized displays to meet the specific needs of customers with such attributes as temperature tolerance, sunlight readability, custom form factors and reliability. Overall economic activity tends to be the primary driver in industrial markets, and the ongoing need for people to connect with information in diverse environments contributes to the demand for specialized rugged displays.

Industrial segment activities also include sales related to Atomic Layer Deposition (ALD) technology. ALD is a surface controlled thin film deposition method with sub-nanometer precision, and is used in nanotechnology, semiconductor technology, advanced optical devices and also in conventional industrial applications. Planar provides ALD based services and expertise including customer specific coating and material solutions and foundry based coating services. Planar also manufactures and sells ALD reactors for customers’ in-house research and development and production.

In the fourth quarter of 2006, the Company added a new business unit, Command and Control and Digital Signage as a result of our acquisition of Clarity Visual Systems, Inc. For reporting purposes, activities of the Command and Control and Digital Signage business unit are aggregated with the Industrial segment as they do not meet the threshold requirements for separate disclosure at this time. The Company’s digital display offerings for this market include a line of large area flat screen Digital Signage monitors, and a number of scalable video-wall displays that can be stacked to create display walls of unlimited size. The Company’s software tools for the management of visual data across wide area networks of remote digital signs provide customers with a robust set of features and benefits that we believe are unsurpassed in the industry.

Commercial

LCD desktop monitors, other touch displays and projectors comprise the product offerings in the Company’s commercial business unit. The predicted slowing of growth in the desktop monitor market is being reflected in this business unit as efforts are shifted from top-line growth to bottom-line profit. The majority of products are sold to business buyers in North America through third party distributors. The Company’s strategy going forward is focused on improving consistent profitability through the offering of higher margin products, such as projectors, wide format monitors, and touch displays.

In the fourth quarter of fiscal 2006, the Company announced its entry into the Specialty Home Theater market. Activities from the Home Theater market are included in the Commercial segment. Leveraging the Company’s display history and supplier relationships of Planar has created a line of display products for this specialized market which is reached through its unique set of distribution channels. Product offerings will include solutions for every high-end integration need, from the ambient-light rejection Xscreen to a complete line of home theater projectors and multiple sizes of high end, high definition flat-panel LCD’s.

Research and Product Development

Planar makes investments in research and product development activities. Research expenses are primarily related to the commercialization of display technologies, new system architectures, software development and fundamental process improvements. Product development expenses are directly related to the design, prototyping and release-to-production of new products. Expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses and other costs associated with the Company’s ongoing efforts to develop new products, processes and enhancements. The company spent $10.3 million, $10.5 million, and $11.1 million on research, development and product engineering for the fiscal years 2006, 2005, and 2004, respectively. These expenses were partially offset by contract funding from both government agencies and private sector companies of $0.3 million, $0.7 million, and $0.3 million, in fiscal years 2006, 2005, and 2004, respectively.

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

Branding, Marketing and Sales

Efforts to raise market awareness and competitive advantage from the Planar brand are continuous. Marketing efforts focus on identifying prospects and communicating the attributes foremost in the minds of purchasing decision-makers. This approach is intended to ensure the highest possible return on investment for our marketing expense.

The company employs sales professionals in many countries around the world and sells both directly to end users and through reseller channels. The primary focus is creating revenue through reseller channels. At the end of fiscal 2006, the Company employs sales resources in U.S., Netherlands, Norway, Finland, Germany, Italy, France, UK and China.

Only two customers represented over 10% of the company’s revenue. Products sold to CDW comprised 17%, 16%, and 12% of total consolidated sales in fiscal 2006, 2005 and 2004. Products sold to International Computer Graphics (ICG) comprised 12% and 10% of total consolidated sales in fiscal 2006 and 2005. Products sold to Dell comprised 19% of total consolidated sales in fiscal 2004.

Backlog

The Company believes the backlog metric is of limited utility in predicting future sales because its Commercial segment, a growing portion of its Medical segment, and the Command and Control market operate on a ship-to-order basis.

As of September 29, 2006 and September 30, 2005, the Company’s backlog, which includes all accepted contracts and orders, was approximately $35.6 million and $36.1 million, respectively. Backlog at September 29, 2006 includes orders of approximately $2.2 million for end-of-life products which are scheduled to ship over the next several years. Variations in the magnitude and duration of contracts and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

Manufacturing and Raw Materials

The Company contracts with offshore partners for its manufacturing and assembly capacity, with the exception of an EL manufacturing facility in Finland and assembly and integration operations in Oregon and France. The company believes that its effective management of these partners and its global supply chain is an important competency and competitive advantage.

Quality and reliability are emphasized in the design, manufacture and assembly of all the Company’s products. All of Planar’s facilities have active operator training/certification programs and regularly use advanced statistical process control techniques. The Company’s products undergo thorough quality inspection and testing throughout the manufacturing process. All of the Company’s operating units have received and maintain their ISO9001 certification, with the exception of the recently acquired Clarity business units. This certification requires that a company meet a set of criteria established by an independent, international quality organization that measures the quality of systems, procedures and implementation in manufacturing, marketing and development of products and services.

The Company’s EL manufacturing facility in Finland produces a wide range of display types and sizes. Manufacturing operations consist of the procurement and inspection of components, manufacture of EL displays using a thin-film ALD process, final assembly of some components and extensive testing of finished products.

The Company currently procures from outside suppliers all of its raw materials, including raw glass, driver integrated circuits, electronic circuit assemblies, power supplies and high-density interconnects. A significant raw material supply risk to the Company’s operations is LCD panel glass. The Company strives to buy this material from multiple partners and forecast demand as accurately as possible to effectively manage this risk and ensure supply of these components. The company has made progress diversifying its supplier base for high resolution glass.

Competition

Holding a strong competitive position in the market for specialty displays requires maintaining a diverse product portfolio which addresses a wide variety of customer needs. Continuous reductions in the cost of raw AMLCD panels drive selling prices lower over time. In these situations, the Company strives to maintain operating margins by increasing unit volumes, increasing value-added contributions to each unit, providing additional value to its customers through system integration and services, reducing material costs and managing expenses in a fiscally disciplined manner. To drive success of new products, the company maintains a customer-centric focus to guide targeted research, development and product engineering efforts to meet the needs of end users, leading to profitable growth.

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

Planar’s competitive position has recently been enhanced through the acquisition of Clarity Visual Systems, Inc. The Command and Control markets and Digital Signage markets will be pursued by building upon the capabilities, experience and market positions brought to Planar through the acquisition. The Company’s targeted markets for Control Room applications are broad and growing. Command and Control products are used in security, defense, utility, traffic, telecom, and broadcast control rooms throughout the world. The Company’s targeted markets for Digital Signage present high growth opportunities where leading companies can create defensible brands and distribution channels for high margin products and services.

The Company’s direct competitors are numerous and diverse. In display systems including AMLCD components sourced from manufacturers, Planar’s value-added specialty displays products compete against those of Barco, Totoku, and others in the medical market; and NEC-Mitsubishi, Viewsonic, Dell and others in the commercial market. In the industrial market, the Company sometimes competes against the internal engineering functions of some of its OEM customers. In addition, other industrial display systems specialists include Global Display Solutions, White Electronic Designs Corporation and a variety of small, highly specialized producers. Our EL business primarily competes with substitute technologies. Our principal competitors in the Digital Signage market include Scala, Inc., NEC Corporation of America’s Visual Systems division, and 3M Digital Signage. Our principal competitors for the Command and Control market include Barco, Mitsubishi Electric Corp., and Christie Digital Systems, Inc.

Employees

People are considered to be a key element for success by the Company. Planar’s future success will depend largely on its ability to continue to attract, retain and motivate highly skilled and qualified personnel. The company’s philosophy is to focus employee recruiting and retention efforts on those from the top quartile of their professions.

The Company’s U.S. employees are not represented by any collective bargaining units and the Company has never experienced a work stoppage in the U.S. The Company’s Finnish and French employees are, for the most part, covered by national union contracts. These contracts are negotiated annually between the various unions and the Employer’s Union and stipulate benefits, wage rates, wage increases, grievance and termination procedures and work conditions.

As of September 29, 2006, the Company had 590 employees worldwide; 317 in the United States and 273 in Europe and Asia. Of these, 133 were engaged in marketing and sales, 78 in research and product development, 81 in general and administration, and 298 in manufacturing and manufacturing support.

Available Information

The Company’s Internet website address is www.planar.com. Planar’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are available through the Internet website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into the Annual Report on Form 10-K.

Item 1A.	Risk Factors

The following issues and uncertainties, among others, should be considered in evaluating the Company’s future financial performance and prospects for growth.

We may continue to experience losses selling commercial products.

The market for our commercial products is highly competitive and subject to rapid changes in prices and demand. Our failure to successfully manage inventory levels or quickly respond to changes in pricing, technology or consumer tastes and demand could result in lower than expected revenue, lower gross margin and excess, obsolete and devalued inventories of our commercial products which could adversely affect our business, financial condition and results of operations.

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

The Commercial segment has seen tremendous growth since we entered the market in fiscal 2001. Revenue from commercial products grew to $121.8 million in fiscal 2004, and decreased to $102.2 million and $84.0 million in fiscal 2005 and 2006, respectively. This revenue could continue to decrease due to competition, alternative products, pricing changes in the marketplace and potential shortages of products which would adversely affect our revenue levels and our results of operations. In addition, strategic changes made by the Company’s management could result in reduced revenue for the commercial segment. This segment absorbs a portion of the Company’s fixed costs. If this segment was discontinued or substantially reduced in size, it may not be possible to eliminate all of the fixed overhead costs that are allocated to the segment. If that were the case, a portion of the allocated fixed costs would have to be absorbed by the other segments, potentially adversely affecting our overall financial performance.

Future operating results of Planar could be adversely affected as a result of purchase accounting treatment and the impact of amortization and impairment of intangible assets and stock compensation expense relating to the acquisition of Clarity.

In accordance with accounting principles generally accepted in the United States, Planar has accounted for the acquisition using the purchase method of accounting. In addition, we expect Planar will incur large, ongoing expenses resulting from the amortization of intangible assets, including but not limited to purchased developed technology, trademarks and tradenames, and customer relationships. Under the purchase method of accounting, Planar has recorded the cash paid and the market value of the Planar capital stock issued in connection with the acquisition, the fair value of the options to purchase Planar common stock and the amount of direct transaction costs as the cost of acquiring the business of Clarity. Planar allocated the cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as developed acquired technology, acquired trademarks and trade names and acquired customer relationships), based on their respective fair values at the date of the completion of the acquisition.

Any excess of the purchase price over the fair market values of the underlying net identifiable assets deemed acquired was accounted for as goodwill. Planar will not be required to amortize goodwill against income but will be subject to an annual test for impairment or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has been incurred. Management will consider these and other factors in performing the annual test for impairment. A determination of impairment could result in a material charge to operations in a period in which an impairment loss is incurred.

Planar will potentially incur significant costs associated with the acquisition and integration of Clarity.

We believe that Planar may incur charges to operations, which are not currently reasonably estimable, in subsequent quarters following the acquisition associated with integration of Clarity. If the benefits of the acquisition do not exceed the costs associated with the acquisition and integration, Planar’s financial results could suffer and the market price of Planar’s common stock could decline.

We may not be successful in our effort to enter new markets with new products.

We have announced plans to enter the home theater display market and the commercial projector market with new products. These are products and markets that have not been part of our business in the past and we may not execute our plans for these products and markets successfully. Failure to do so could adversely affect our business, financial condition and results of operations

Shortages of components and materials may delay or reduce our sales and increase our costs.

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

We have increased our reliance on Asian manufacturing companies for the manufacture of displays that we sell in all the markets that the Company serves. We also rely on certain other contract manufacturing operations in Asia, including those that produce circuit boards, components, subassemblies and completed products. We do not have long-term supply contracts with the Asian contract manufacturers on which we rely. If any of these Asian manufacturers were to terminate its arrangements with us, make decisions to terminate production of these products, or become unable to provide these display products to us on a timely basis, we could be unable to sell our products until alternative manufacturing arrangements are made. Furthermore, there is no assurance that we would be able to establish replacement manufacturing or assembly arrangements and relationships on acceptable terms, which could have a material adverse effect on our business, financial condition and results of operation.

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

A number of factors, including the failure to retain key employees, could impair Planar’s ability to successfully integrate the businesses of Clarity and Planar, which could harm Planar’s business, financial condition and results of operations.

After the acquisition, Planar and Clarity, each of which had previously operated independently of the other, will need to integrate their respective operations. The integration will require significant efforts by Planar, including the coordination of product plans, research and development, sales and marketing efforts, management styles and expectations, and general and administration activities. The challenges involved in integrating the two businesses include, but are not limited to, the following:

•	retaining and integrating management and other key employees of each of Planar and Clarity to pursue the business objectives of Planar;

•	consolidating product plans and coordinating research and development activities to permit efficient time-to-market introductions and time-to-volume production for new products and technologies;

•	integrating assembly, quality, service, purchasing and procurement operations in multiple locations;

•	integrating sales efforts so that customers can do business easily with Planar

•	transitioning all facilities to common accounting and information technology systems;

•	developing and maintaining uniform standards, controls, procedures and policies;

•	maximizing efficiency of operations by eliminating redundant functions, centralizing functions in appropriate locations to the extent possible and discontinuing unprofitable lines of business; and

•	controlling the costs associated with integration

It is not certain that Planar and Clarity will be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. The risks of unsuccessful integration of the companies include:

•	impairment and/or loss of relationships with employees, customers and/or suppliers;

•	disruption of Planar’s business;

•	distraction of management; and

•	adverse financial results related to unanticipated expenses associated with integration of the two businesses.

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

We must provide increasingly rapid product turnaround and respond to ever-shorter lead times, while at the same time meet our customers’ product specifications and quality expectations. A variety of conditions, both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. These actions by a significant customer or by a set of customers could adversely affect our business. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. We may lack sufficient capacity at any given time to meet our customers’ demands. Products sold to two customers comprised 29%, 26% and 31% of total consolidated sales in fiscal 2006, 2005 and 2004, respectively. Sales to any of those customers, if lost, would have a material, adverse impact on the results of operations. If accounts receivable from a significant customer or set of customers became uncollectible, a resulting charge could have a material, adverse effect on our operations, although the Company does maintain allowances for estimated losses resulting from the inability of its customers to make required payments.

We may lose key licensors, sales representatives, foundries, licensees, vendors, other business partners and employees due to uncertainties regarding the acquisition which could seriously harm Planar.

Sales representatives, vendors and others doing business with us may experience uncertainty about their future role with Planar or may elect not to continue doing business with Planar, or may seek to modify the terms under which they do business in ways that are less attractive, more costly, or otherwise damaging to the business of Planar. Similarly, employees of us may experience uncertainty about their future role with Planar until or after strategies with regard to Planar are announced or executed. This may adversely affect Planar’s ability to attract and retain key management, marketing and technical personnel. The loss of a significant group of key technical personnel would seriously harm the product development efforts of Planar. The loss of key sales personnel could cause Planar to lose relationships with existing customers, which could cause a decline in the sales of Planar.

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

In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic quarterly fluctuations in our results of operations. These factors include, but are not limited to, the following:

•	the timing of orders;

•	the volume of orders relative to our capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the lifecycles of customers’ products;

•	changes in cost and availability of labor and components;

•	product mix;

•	variation in operating expenses;

•	vesting of restricted stock based upon achievement of certain targeted stock prices

•	pricing and availability of competitive products and services; and

•	changes or anticipated changes in economic conditions.

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

The market price of our common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing price of our stock ranged from $8.13 to $17.59. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

Our operations are subject to environmental and product quality regulations in each of the jurisdictions in which we conduct business. Some of our products use substances, such as lead, that are highly regulated or will not be allowed in certain jurisdictions in the future. We have redesigned certain products to eliminate such substances in our products. In addition, regulations have been enacted in certain jurisdictions which impose restrictions on waste disposal in the future. If we fail to comply with applicable rules and regulations in connection with the use and disposal of such substances, we could be subject to significant liability or loss of future sales. Additionally, the European Union and certain European and other countries have established independent standards for certain medical products, including radiological imaging products, that are different from, and in some cases more restrictive than, the US standards. If we are unable to comply with these regulations or standards, or if other countries establish such regulations or standards with which we are unable to comply, we may not be allowed to sell our digital imaging or other products within the European Union and in other such countries.

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

The company has intangible assets recorded on the balance sheet, which relate primarily to developed technology, trademarks and tradenames and customer relationships. The value of intangible assets represents our estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The estimated future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required.

In addition, goodwill has been recorded which relates to the Medical segment and to the acquisition of the Command and Control and Digital Signage business. Goodwill is not amortized, but is evaluated for impairment annually, or when indicators of potential impairment exist. If the expected future cash flows decline, a reduction in the value of goodwill will be required, such as the reduction in value incurred in the fourth quarter of 2005.

Our efforts to develop new technologies may not result in commercial success.

Our research and development efforts with respect to new technologies may not result in market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, cost issues, yield problems and other factors. Even when we successfully complete a research and development effort with respect to a particular technology, we may fail to gain market acceptance due to:

•	inadequate access to sales channels;

•	superior products developed by our competitors;

•	price considerations;

•	ineffective market promotions and marketing programs; and

•	lack of market demand for the products.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

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

In September 2006, the Company acquired Clarity Visual Systems, Inc. (Clarity). As a result of the acquisition, the Company assumed several leases for Clarity’s manufacturing facilities and sales offices in the United States and Europe. Leased facilities in the US include 51,000 square feet of multi-purpose space in Wilsonville, Oregon for manufacturing, development, and sales and service operations, and 11,700 square feet in Burlingame, California for product development. The European facilities include approximately 25,000 square feet in St. Sernin, France for manufacturing, development, and sales and service operations, and 9,900 square feet in Albi, France for product development.

The Company has field sales offices in key U.S. metropolitan areas and sales offices in Europe and Asia. The offices are located in the Boston, Portland, New Jersey, Helsinki, Munich, Paris, Rome, Amsterdam, and Shanghai metropolitan areas. The Company also has a procurement office located in Taipei, Taiwan. Lease commitments for most of these facilities are typically six to twelve months. None of these sales offices has significant leasehold improvements nor are any planned.

The Company is evaluating its current facility requirements in connection with the recent acquisition of Clarity Visual Systems, Inc..

Item 3.	Legal Proceedings

There are no pending, material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.	Submission of Matter to a Vote of Security Holders

No matters were submitted to stockholders during the fourth quarter of the fiscal year.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s Common Stock commenced trading in the over-the-counter market on the Nasdaq National Market System on December 16, 1993, under the symbol PLNR.

The following table sets forth for the fiscal periods indicated, the range of the high and low closing prices for the Company’s Common Stock on the Nasdaq National Market System.

	High	Low
Fiscal 2006
First Quarter	$9.80	$8.13
Second Quarter	17.59	8.23
Third Quarter	17.49	11.77
Fourth Quarter	12.39	9.44

Fiscal 2005
First Quarter	$11.75	$9.47
Second Quarter	11.00	8.01
Third Quarter	9.03	7.30
Fourth Quarter	8.36	7.51

As of September 29, 2006, there were approximately 102 shareholders of record.

The Company currently intends to retain its earnings to support operations and, therefore, does not anticipate paying any cash dividends at this time.

The information set forth under the caption “Executive Compensation—Equity Compensation Plan Information” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 22, 2007, is incorporated by reference into this Report.

During the quarter ended September 29, 2006, the Company made restricted stock grants in the aggregate amount of 55,000 shares of the Company’s common stock to certain officers of the Company. In reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), these stock grants were not registered under the Act.

Item 6.	Selected Financial Data

	Fiscal year
	2006	2005	2004	2003	2002
	(Dollars in thousands except per share amounts)
Operations:
Sales	$212,726	$231,832	$256,196	$251,927	$205,929
Gross profit	57,630	49,637	59,365	76,340	60,330
Income (loss) from operations	8,523	(38,200)	12,804	25,062	(3,379)
Net income (loss)	6,280	(34,880)	9,278	15,202	(3,062)
Diluted net income (loss) per share	$0.41	$(2.37)	$0.62	$1.04	$(0.24)

Balance Sheet:
Working capital	$80,910	$98,796	$90,620	$73,446	$76,433
Assets	245,002	172,084	206,424	209,836	206,471
Long-term liabilities	14,697	4,934	7,223	7,080	46,943
Shareholders’ equity	167,575	131,238	165,528	150,839	124,359

The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the possibility that the acquisition of Clarity Visual Systems will create difficulties in the integration of the operations, employees, strategies, technologies. In addition, actual results may vary materially based on changes or lower growth in the digital signage and/or command and control display markets; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions, changes in the flat-panel monitor industry, unexpected difficulties in penetrating the Home Theater Market; changes in customer demand or ordering patterns, changes in the competitive environment including pricing pressures or technological changes, continued success in technological advances, shortages of manufacturing capacities from our third party partners, final settlement of contractual liabilities, balance sheet changes related to updating certain estimates required for the purchase accounting treatment of the Clarity acquisition; future production variables impacting excess inventory and other risk factors described under Item 1A. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, goodwill and intangible asset valuation, stock based compensation and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies and the related judgments and estimates affect the preparation of the consolidated financial statements.

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

Inventory.    The Company is exposed to a number of economic and industry factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage, or subject to lower of cost or market issues. These factors include, but are not limited to, technological and regulatory changes in the Company’s markets, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, forecasting errors, new product introductions, quality issues with key suppliers, product phase-outs, future customer service and repair requirements, and the availability of key components from the Company’s suppliers. The Company’s policy is to reduce the value of inventory when conditions exist that suggest that its inventory may be in excess of anticipated demand or is obsolete based upon its assumptions about future demand for its products and market conditions. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the Company’s adjustments are intended to reduce the carrying value of its inventory to its net realizable value. If actual demand for the Company’s products deteriorates or market conditions become less favorable than those that the Company projects, additional inventory adjustments may be required.

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

For identifiable intangible assets, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the undiscounted future cash flows from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based upon impairment analyses performed in fiscal 2005, an impairment charge was recorded (see additional discussion in notes 1 and 5 in the Notes to the Consolidated Financial Statements). If the estimated cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur further charges for impairment of these assets. Additional impairment could result if the associated products do not sell as expected.

Share Based Compensation Expense.    On October 1, 2005, the Company adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share based payment awards made to our employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Upon adoption of FAS 123(R), the Company maintained its method of valuation of share based awards using the Black-Scholes option pricing model, which has historically been used for the purpose of the pro forma financial information in accordance with FAS 123. The determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards. The Company estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience. As share based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. If factors change and we employ different assumptions in the application of FAS 123(R) in future periods, the compensation expense that we record under FAS 123(R) may differ significantly from what we have recorded in the current period.

Income Taxes.    The Company records a valuation allowance when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company assesses the need for a valuation allowance based upon its estimate of future taxable income covering a relatively short time horizon given the volatility in the markets the Company serves and its historic operating results. Tax planning strategies to use the Company’s recorded deferred tax assets are also considered. If the Company is able to realize the deferred tax assets in an amount in excess of its reported net amounts, an adjustment to decrease the valuation allowance associated with deferred tax assets would decrease goodwill or increase earnings in the period such a determination was made. Similarly, if the Company should determine that its net deferred tax assets may not be realized to the extent reported, an adjustment to increase the valuation allowance associated with the deferred tax assets would be charged to income in the period such a determination was made.

BUSINESS ACQUISITIONS

In September 2006, the Company completed the acquisition of Clarity Visual Systems, Inc. (“Clarity”). Clarity is engaged in the design, development, manufacturing, marketing, distribution, support, and maintenance of large-screen display systems for entertainment, business, and retail market applications. As a result of the acquisition, the Company is able to broaden its product offerings in the specialized display market segments. The acquisition was accounted for as a purchase and, accordingly, the operations of Clarity have been included in the consolidated financial statements from the date of acquisition. The total consideration paid was $56.1 million which consisted of cash of $21.9 million, $18.2 million in common stock, stock options assumed which were valued at $3.7 million and closing and restructuring costs of $11.4 million. See Note 3—Business Acquisitions in the Notes to Consolidated Financial Statements which is included in Item 8—Financial Statements and Supplementary Data in this report.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of sales of certain items in the Consolidated Financial Statements of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Fiscal Years Ended
	Sept. 29, 2006	Sept. 30, 2005	Sept. 24, 2004
Sales	100.0%	100.0%	100.0%
Cost of sales	72.9	78.6	76.8

Gross profit	27.1	21.4	23.2
Operating expenses:
Research and development, net	4.7	4.2	4.2
Sales and marketing	10.0	8.9	7.1
General and administrative	7.8	6.8	6.1
Amortization of intangible assets	0.4	0.8	1.0
Acquisition related costs	—	—	—
Impairment and restructuring charges	0.2	17.2	(0.2)

Total operating expenses	23.1	37.9	18.2

Income (loss) from operations	4.0	(16.5)	5.0
Non-operating income (expense):
Interest, net	1.2	0.3	(0.2)
Foreign exchange, net	(0.3)	—	—
Other, net	—	(0.1)	0.2

Net non-operating income (expense)	0.9	0.2	—

Income (loss) before income taxes	4.9	(16.3)	5.0
Provision (benefit) for income taxes	1.8	(1.3)	1.4
Cumulative effect of change in accounting principle	0.1	—	—

Net income (loss)	3.0%	(15.0)%	3.6%

Overview

Sales of $212.7 million were down $19.1 million or 8.2% as a result of sales declines in the Commercial and Medical business units. In 2006, net income was $6.3 million and net income per diluted share was $0.41, both of which are up from 2005, in which net loss was $34.9 million and net loss per diluted share was $2.37. Improved net income in 2006 was attributed to improved gross margins in all business segments, substantially reduced special charges, and increased interest income from higher cash balances.

In the Commercial segment, sales decreased by $18.2 million to $84.0 million in 2006 from $102.2 million in 2005. The decrease in sales was due to the decline in average selling prices and volume of products sold in the commercial segment in 2006 compared to 2005. Operating loss in the Commercial segment improved to $2.8 million in 2006 as compared to $3.8 million in 2005. This improvement was primarily due to higher gross margins in fiscal 2006 related to better management of the impact of severe declines in market prices of their products as compared to 2005.

In the Medical segment, sales decreased by $6.3 million to $68.7 million in 2006 from $75.0 million in 2005. The decrease in sales was due to decreases in lower margin Non-Digital Imaging product sales. Operating income in the Medical segment increased to $5.1 million in 2006 from $0.3 million in 2005. The increase in operating income is primarily due to a better mix of higher margin product sales and lower operating expenses in 2006 compared to 2005.

In the Industrial segment, sales increased by $5.4 million to $60.0 million in 2006 from $54.7 million in 2005. The increase in sales was primarily due to fourth quarter sales related to the acquisition of Clarity’s Command and Control and Digital Signage business. Excluding fourth quarter sales related to the Command and Control and Digital Signage business, Industrial segment sales would have declined slightly from fiscal 2005 primarily due to a decline in sales from certain products in the Industrial segment reaching end-of-life stage, while increases in the sales of other products in the Industrial segment did not offset the reduction. Operating income in the Industrial segment increased to $6.7 million in 2006 from $5.2 million in 2005. The increase in operating income in the Industrial segment was due to a better mix of higher margin product sales in 2006 compared to sales in 2005.

Sales

Sales of $212.7 million in 2006 decreased $19.1 million or 8.2% as compared to sales of $231.8 million in 2005. The decrease in sales was due to lower sales in the Commercial and Medical segments. Sales in the Commercial segment decreased $18.2 million or 17.8% to $84.0 million in 2006 from $102.2 million in 2005. This decrease in the Commercial segment was due to lower sales volume of the Commercial segment products and lower overall selling prices of such products. Sales volume decreased by 3.0%, which resulted in a $2.5 million decrease in revenue. Average selling prices decreased by 12.0% resulting in a $12.7 million decrease in revenue. Sales in the Industrial segment increased $5.4 million or 9.8% to $60.0 million in 2006 from $54.7 million in 2005. The increase in sales was primarily due to fourth quarter sales related to the acquisition of Clarity’s Command and Control and Digital Signage business. This increase in sales was offset by a decrease in sales of AMLCD products. Sales in the Medical segment decreased $6.3 million or 8.3% to $68.7 million in 2006 from $75.0 million in 2005. The decrease in Medical segment sales was due to decreased sales of non-Digital Imaging medical products, as the Company shifted its sales focus primarily toward Digital Imaging products.

Sales of $231.8 million in 2005 decreased $24.4 million or 9.5% as compared to sales of $256.2 million in 2004. The decrease in sales was due to lower sales in all segments. Sales in the Commercial segment decreased $19.7 million or 16.1% to $102.2 million in 2005 from $121.8 million in 2004. This decrease in the Commercial segment was due to a general decline in market prices for flat panel displays, primarily due to oversupply of products that existed throughout the industry during the first half of 2005. In fiscal 2005, there was a 32% decrease in average selling prices of our Commercial segment products, which resulted in a $38.6 million decrease in revenue. This decrease was offset by a 23% increase in the quantity of units sold, which resulted in a $19.1 million increase in revenue. An oversupply of products existed throughout the industry in fiscal 2005 and 2006 primarily due to newly constructed component manufacturing operations, which saturated the market with components, thereby driving down the costs of the components and allowing the Company and its competitors to build products for lower costs. When these products entered the market, the saturation exerted downward pressure on prices of the Company’s and its competitor’s products, as customers expected lower prices due to lower components costs. Industrial segment sales were flat year over year, in line with management’s expectations, which were the result of certain of the products in the Industrial segment reaching the end-of-life stage, while increases in other products in the segment did not offset the reduction. Sales in the Medical segment decreased $4.5 million or 5.7% to $75.0 million in 2005 from $79.5 million in 2004. In fiscal 2005, point of care sales decreased 27.0% due to the Company’s shift of focus more toward sales of digital imaging products, versus on other applications. Sales of component products decreased 6.5% due to certain products reaching the end-of-life stage.

Sales outside the United States increased by 14.4% to $47.7 million in 2006 as compared to $41.7 million recorded in 2005, and increased by 7.5% in 2005 as compared to $38.8 million recorded in 2004. In fiscal 2006, the increase in international sales was due to increased sales of Digital Imaging products and products based on EL technology. In fiscal 2005, the increase in international sales occurred in both the Medical and Industrial segments. As a percentage of total sales, international sales was 22.4% in 2006, 18.0% in 2005 and 15.1% in 2004. The year-to-year fluctuations were primarily caused by the amount of commercial segment revenue in the sales mix, as Commercial segment sales are almost entirely in North America.

Gross Profit

Gross margins as a percentage of sales increased to 27.1% in 2006 as compared to 21.4% in 2005. The increase in gross margin was primarily due to stronger product margins in each of the Company’s business segments, and a better mix of higher margin industrial and medical products sales relative to commercial product sales. The increase in gross margins was also partially due to the write off of inventory due to the existence of excess inventory and vendor quality issues in 2005. In 2005 a write-off of approximately $1.4 million was recognized related to the custom glass, due to projections of future sales lagging behind those originally anticipated. The corresponding value of the inventory, therefore, was written down commensurate with the quantity of the units expected to be sold in the future. In addition, a write-off of approximately $1.3 million was recognized related to high resolution glass as a result of vendor quality issues, which caused management to conclude that such glass should not be included in products sold to the Company’s customers. Gross margins as a percentage of sales decreased to 21.4% in 2005 as compared to 23.2% in 2004. About two-thirds of the reduction was due to the lower margins in the Commercial segment. In addition, the write-off of excess inventory no longer in production, and vendor quality issues associated with higher resolution glass used in the Medical segment negatively impacted gross margins in 2005. These reductions in gross margins were partially offset by higher sales volumes and prices for our component products as compared to the prior year.

Research and Development

In 2006 research and development expenses of $9.9 million increased $0.1 million or 0.9% from $9.8 million in 2005. The increase was primarily due to higher performance and share based compensation in 2006 compared to 2005. The increase was also due to increased spending for product development for the Industrial business segment. The increases were offset by decreases in research due to lower headcount and decreases in business development costs in 2006 compared 2005. In 2005, research and development expenses of $9.8 million decreased $0.9 million or 8.5% from $10.7 million in 2004. This decrease was due to lower product development costs and higher contract funding offset by higher spending on research and the retail initiative. As a percentage of sales, research and development expenses increased slightly to 4.7% in 2006 compared to 4.2% in 2005 and 2004.

Sales and Marketing

Sales and marketing expenses increased $0.7 million or 3.2% to $21.2 million in 2006 from $20.5 million in 2005. The increase was primarily due to higher performance and share based compensation, and increased spending in the Industrial segment as compared to 2005. In addition, the increase was due to new costs incurred in 2006 related to the new businesses for Command and Control and Digital Signage and Home Theater. The increases were offset by decreases in sales and marketing expenses in the Medical segment and decreases in general spending as a result of cost reduction actions implemented in 2005. As a percentage of sales, sales and marketing expenses increased to 10.0% in 2006 as compared to 8.9% in 2005. The increase in sales and marketing expenses as a percentage of sales was primarily due to the overall decline in sales. Sales and marketing expenses increased $2.4 million or 13.0% to $20.5 million in 2005 from $18.1 million in 2004. The increase was primarily due to additional spending in the Industrial and Medical segments for geographic expansion and the Company’s retailing systems initiative. As a percentage of sales, sales and marketing expenses increased to 8.9% in 2005 as compared to 7.1% in 2004. The additional spending on geographic expansion and retailing, along with the decrease in sales, drove the increase as a percentage of sales.

General and Administrative

General and administrative expenses increased $0.7 million or 4.3% to $16.5 million in 2006 from $15.9 million in 2005. The increase in general and administrative expense was primary due to higher performance and share based compensation expense in 2006 as compared to 2005, offset by decreases in general and administrative expenses which occurred as a result of cost reduction actions implemented in 2005. As a percentage of sales, general and administrative expenses increased to 7.8% in 2006 from 6.8% in 2005. The increase in general and administrative expenses as a percentage of sales was primarily due to the overall decline in sales. General and administrative expenses increased $0.3 million or 1.7% to $15.9 million in 2005 from $15.6 million in 2004. The increase was primarily due to a $0.5 million charge for bad debt due to the sudden insolvency of a customer, costs associated with complying with section 404 of the Sarbanes-Oxley Act and was offset by cost reduction measures taken in 2005. As a percentage of sales, general and administrative expenses increased to 6.8% in 2005 from 6.1% in the prior year, due to the decrease in sales from the prior year.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets decreased to $0.9 million in 2006 from $1.7 million in 2005 and $2.7 million in 2004. The decreases were the result of certain intangible assets becoming fully amortized and a reduction in the carrying value of certain intangible assets which were determined to have been impaired in fiscal 2005.

Acquisition related costs

Acquisition related costs primarily consist of incremental costs associated with the acquisition which were not included in the purchase consideration or not capitalizable as property, plant or equipment, which resulted directly from the acquisition.

Impairment and Restructuring Charges

2004 Impairment and Restructuring Charges

During fiscal 2002, the Company decided to transition its passive-matrix LCD product manufacturing from Wisconsin to China and consolidate its EL product manufacturing into a single factory in Finland, and as a result recorded charges related to impairment of assets, workforce reductions, excess inventory and lease cancellation and restoration costs. These actions were intended to align operations with current market conditions and to improve the profitability of the Company’s operations. The Company completed its transition of PMLCD product manufacturing to China at the end of the first quarter of fiscal 2003. The consolidation of its EL manufacturing facilities into one facility in Finland was completed by the end of fiscal 2003. During fiscal 2004, the Company determined that $0.5 million of the original charge was not required. The original estimates changed due to lease restoration costs being less than originally anticipated as the Company and the landlord found a suitable tenant to lease the property as is and the Company did not have to restore the facility to its original state. The Company also recognized $0.2 million of gains on the sale of assets which had previously been impaired. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain of $0.6 million which has been recorded as impairment and restructuring charges in the Consolidated Statement of Operations in fiscal 2004. All actions associated with this reserve have been completed.

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

During the fourth quarter of fiscal 2005, the Company determined that goodwill associated with the Medical segment and the value of certain long-lived assets was impaired, and therefore recorded a $33.9 million charge to reduce these assets to fair value. This impairment charge includes $33.3 million of goodwill related to the acquisition of DOME Imaging Systems, and $0.6 million of intangible assets related to developed analog technology, for which the underlying undiscounted cash flows did not support the carrying value of the assets. The goodwill impairment charge was triggered by Medical segment operating results trending differently than originally forecasted during the Company’s annual impairment test conducted during the second quarter of 2005. The developed technology write-down was triggered by an end-of-life decision made in the fourth quarter of 2005 for all Medical segment analog products.

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

During the fourth quarter of fiscal 2005, the Company determined that $0.4 million of the $1.8 million restructuring charges recorded in the second quarter of fiscal 2005 was not required. The original estimates changed due to employment severance costs being less than originally anticipated as employees filled vacant positions within the company.

2006 Impairment and Restructuring Charges

Impairment and restructuring charges in 2006 of $0.5 million include charges of $0.3 million resulting from the termination of the Company’s former Chief Operating Officer, related to severance benefits and the acceleration of stock awards, and charges of $0.2 million related to the termination of employment of certain employees who performed manufacturing functions, which relate primarily to severance benefits.

These charges are recorded as impairment and restructuring charges in the Consolidated Statement of Operations.

Operating Expenses

Operating expenses decreased $38.7 million or 44.1% to $49.1 million in 2006 from $87.8 million in 2005. The decrease was primarily due to the impairment and restructuring charges incurred in 2005. As a percentage of sales, operating expenses decreased to 23.1% in 2006 from 37.9% in 2005. Operating expenses increased $41.3 million or 88.6% in 2005 from $46.6 million in 2004. The increase was primarily due to impairment and restructuring charges incurred in 2005. As a percentage of sales, operating expenses increased to 37.9% in 2005 from 18.2% in 2004.

Non-operating Income and Expense

Non-operating income and expense includes interest income on cash and investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. In fiscal 2006, net interest income was $2.6 million, as compared to $0.7 million in 2005. The increase in net interest income was due to higher cash balances earning interest, higher overall interest rates as compared to the same periods in the prior year, and lower interest expense on decreased borrowings. In fiscal 2005, net interest income was $0.7 million, as compared to interest expense of $0.4 million in 2004. The increase was primarily due to increased cash balances and decreased borrowings as the Company paid amounts due on the bank line of credit and on capital leases. During 2005, the Company sold its investment in a publicly traded Taiwanese company, Topvision Technology, thereby recognizing a loss of $0.4 million, as compared to a loss of approximately $0.6 million in 2004, which was the result of a sustained decline in that company’s market value that was determined to be other than temporary. The Company also recognized a gain of $1.0 million on the sale of an investment in a privately held company during 2004. These amounts have been recorded as other non-operating income (expense) in the Consolidated Statements of Operations.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a net loss of $0.7 million in 2006, a net gain of $0.1 million in 2005, and net loss of $29,000 in 2004.

The Company currently realizes approximately one-fifth of its revenue outside the United States. The functional currency of the Company’s primary foreign subsidiaries is the Euro which must be translated to U.S. Dollars for consolidation. The Company hedges its Euro exposure with foreign exchange forward contracts. The Company believes that this hedging mitigates the risks associated with foreign currency fluctuations.

Provision (Benefit) for Income Taxes

The Company recorded a tax provision of $3.9 million in fiscal 2006, a tax benefit of $2.9 million in fiscal 2005, and a tax provision of $3.5 million in 2004. For 2006, the differences between the effective tax rate and the federal statutory rate were due to permanent differences resulting from deemed distributions of income currently reportable in the U.S. from foreign subsidiaries, state income taxes, federal and state settlements, and the effects of the Company’s foreign tax rates. For fiscal 2005, the differences between the effective tax rate and the federal statutory rate were due to permanent differences resulting from goodwill impairment, state income taxes, federal and state settlements, changes in the valuation allowance and the effects of the Company’s foreign tax rates. For fiscal 2004, the differences between the effective tax rate and the federal statutory rate were due to state income taxes, federal and state settlements, changes in the valuation allowance and the effects of the Company’s foreign tax rates.

Net Income (Loss)

In 2006, net income was $6.3 million or $0.41 per diluted share. In 2005, net loss was $34.9 million or $2.37 per diluted share. In 2004, net income was $9.3 million or $0.62 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $11.7 million, $37.7 million, and $7.2 million, in fiscal years 2006, 2005, and 2004, respectively. Net cash provided by operations in 2006 primarily relates to net income, and non-cash charges for depreciation and amortization, impairment and restructuring charges, deferred taxes, share based compensation, offset by the excess tax benefit of share based compensation, an increase in inventory and a decrease in accounts payable. Neither depreciation and amortization, share based compensation and excess tax benefits from share based compensation require a current cash outlay. Net cash provided by operations in 2005 was primarily due to non-cash charges greater than the net loss, decreases in accounts receivable and inventories, and increases in accounts payable and deferred revenue, offset by an increase in deferred taxes and a decrease in other current liabilities. Net cash provided by operations in 2004 was primarily due to net income, depreciation and amortization, deferred taxes and a decrease in accounts receivable offset by an increase in inventories and decreases in other current liabilities and accrued compensation.

Working capital decreased $17.9 million to $80.9 million at September 29, 2006 from $98.8 million at September 30, 2005. Current assets increased $8.9 million in fiscal 2006. Cash decreased by $3.9 million and short-term investments decreased by $13.0 million. Accounts receivable increased $9.4 million and inventories increased $13.3 million primarily as a result of the accounts receivable and inventory balances acquired in the acquisition of Clarity Visual Systems, Inc. Other current assets increased $3.1 million in fiscal 2006 also as a result of assets acquired related to the acquisition of Clarity. Current liabilities increased $26.8 million in fiscal 2006 also as a result of liabilities assumed related to the acquisition of Clarity. Accounts payable increased $4.2 million due to the acquisition of Clarity and the timing of payments. Other current liabilities increased $21.9 million primarily due to increases related to the acquisition of Clarity, the direct transaction costs and the reduction of duplicate activities resulting from the acquisition of Clarity.

Additions to plant and equipment were $1.5 million, $3.4 million, and $5.2 million in 2006, 2005, and 2004, respectively. In 2006 expenditures for plant and equipment primarily related to new computer hardware and software. In 2005 and 2004, expenditures for plant and equipment primarily related to new software applications and various manufacturing equipment that enable efficiency improvements and support the Company’s growth. Cash paid for acquisition net of cash acquired was $19.8 million.

The Company entered into a $50 million credit agreement in December 2003, which replaced the Company’s prior credit agreement. The Company had no borrowings outstanding as of September 29, 2006 and September 30, 2005. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges and costs associated with exit or disposal activities, are added back to net income in the calculation of EBITDA. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. Effective September 30, 2005, the credit agreement was amended to reduce the minimum EBITDA for the four fiscal quarters prior to the date of determination from $12.5 million to $9.0 million, and to alter the available borrowing level based upon the Company’s EBITDA. The Company may borrow up to $20 million if EBITDA is less than $15 million, the Company may borrow up to $35 million if EBITDA is between $15 million and $20 million, and the Company may borrow up to $50 million if EBITDA is $20 million or above.

The Company entered into a capital lease during 2002 for leasehold improvements in new offices. As a result of the acquisition of Clarity Visual Systems, Inc., the Company assumed its existing capital leases. The total minimum lease payments are $1.7 million which are payable over seven years. The Company believes its existing cash and investments, together with cash generated from operations and existing borrowing capabilities will be sufficient to meet cash requirements for the foreseeable future.

Contractual Obligations and Commitments

The Company is contractually obligated to make the following payments as of September 29, 2006:

	Payments due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Capital leases (including interest)	$1,744	$577	$822	$174	$171
Purchase obligations	37,554	37,554	—	—	—
Operating leases	17,778	4,743	4,866	4,034	4,135

Total contractual obligations	$57,076	$42,874	$5,688	$4,208	$4,306

QUARTERLY RESULTS OF OPERATIONS

The table below presents unaudited consolidated financial results for each quarter in the two-year period ended September 29, 2006. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three months ended
	Sept. 29, 2006	Jun. 30, 2006	Mar. 30, 2006	Dec. 30, 2005	Sept. 30, 2005	Jul. 1, 2005	Apr. 1, 2005	Dec. 31, 2004
	(in thousands, except per share amounts)
Sales	$53,332	$49,365	$52,880	$57,149	$54,457	$53,191	$61,096	$63,088
Gross profit	15,064	13,330	14,944	14,292	10,314	12,400	13,264	13,659
Income (loss) from operations	2,122	2,123	2,294	1,984	(34,709)	1,588	(5,135)	55
Income (loss) before cumulative effect of accounting change	1,355	1,668	2,000	1,459	(32,117)	1,379	(4,170)	28
Net income (loss)	1,153	1,668	2,000	1,459	(32,117)	1,379	(4,170)	28
Diluted income (loss) per share before cumulative effect of accounting change	$0.09	$0.11	$0.13	$0.10	$(2.18)	$0.09	$(0.28)	$0.00
Average shares outstanding-diluted	15,747	15,635	15,469	14,845	14,722	14,834	14,678	14,853

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

The Euro is the functional currency of the Company’s subsidiaries in Finland and France. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in the U.S. Dollar to Euro exchange rate. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained an open contract of approximately $24.3 million at September 29, 2006. If rates shifted dramatically, the Company believes it would not be materially impacted. In addition, the Company does maintain cash balances denominated in currencies other than the U. S. Dollar. If foreign exchange rates were to weaken against the U. S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 8.	Financial Statements and Supplementary Data

PLANAR SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Planar Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 29, 2006 and September 30, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended September 29, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 29, 2006 and September 30, 2005, and the results of their operations, and their cash flows for each of the years in the three-year period ended September 29, 2006 in conformity with U. S. generally accepted accounting principles.

As discussed in Note 1 and Note 6 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations and share-based payment awards respectively in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Planar Systems, Inc. and subsidiaries’ internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

December 12, 2006

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Sept. 29, 2006	Sept. 30, 2005
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$48,318	$52,185
Short-term investments	—	13,000
Accounts receivable, net of allowance for doubtful accounts of $1,438 at 2006 and $954 at 2005 (Note 2)	31,961	22,517
Inventories	49,524	36,261
Other current assets (Note 11)	13,837	10,745

Total current assets	143,640	134,708
Property, plant and equipment, net (Note 7)	10,880	15,011
Goodwill (Note 3)	51,996	14,696
Intangible assets, net (Note 3)	32,465	3,871
Other assets (Note 11)	6,021	3,798

	$245,002	$172,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,674	$21,467
Current portion of capital leases (Note 8)	493	204
Deferred revenue	6,326	2,578
Other current liabilities (Notes 5, 9 and 11)	30,237	11,663

Total current liabilities	62,730	35,912
Capital leases, less current portion (Note 8)	1,044	644
Other long-term liabilities (Notes 8 and 11)	13,653	4,290

Total liabilities	77,427	40,846
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; issued 17,109,293 and 14,763,430 shares at 2006 and 2005, respectively	161,538	132,277
Retained earnings	10,270	4,906
Accumulated other comprehensive loss (Note 16)	(4,233)	(5,945)

Total shareholders’ equity	167,575	131,238

	$245,002	$172,084

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended
	Sept. 29, 2006	Sept. 30, 2005	Sept. 24, 2004
	(In thousands, except per share amounts)
Sales	$212,726	$231,832	$256,196
Cost of sales	155,096	182,195	196,831

Gross profit	57,630	49,637	59,365
Operating expenses:
Research and development, net	9,920	9,829	10,737
Sales and marketing	21,158	20,497	18,146
General and administrative	16,543	15,858	15,586
Amortization of intangible assets	906	1,740	2,732
Acquisition related costs	77	—	—
Impairment and restructuring charges (Note 5)	503	39,913	(640)

Total operating expenses	49,107	87,837	46,561

Income (loss) from operations	8,523	(38,200)	12,804
Non-operating income (expense):
Interest income	2,826	1,020	228
Interest expense	(262)	(345)	(672)
Foreign exchange, net	(659)	104	(29)
Other, net	(49)	(405)	471

Net non-operating income (expense)	1,856	374	(2)

Income (loss) before income taxes and cumulative effect of accounting change	10,379	(37,826)	12,802
Provision (benefit) for income taxes (Note 11)	3,897	(2,946)	3,524

Income (loss) before cumulative effect of accounting change	6,482	(34,880)	9,278
Cumulative effect of accounting change, net of income taxes (Note 6)	(202)	—	—

Net income (loss)	$6,280	$(34,880)	$9,278

Income (loss) per share before cumulative effect of accounting change
Basic	$0.43	$(2.37)	$0.64
Diluted	$0.42	$(2.37)	$0.62

Net income (loss) per share
Basic	$0.41	$(2.37)	$0.64
Diluted	$0.41	$(2.37)	$0.62

Average shares outstanding—basic	15,166	14,699	14,597
Average shares outstanding—diluted	15,437	14,699	14,860

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
	Sept. 29, 2006	Sept. 30, 2005	Sept. 24, 2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,280	$(34,880)	$9,278
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	7,630	8,724	8,882
Cumulative effect of adoption of new accounting principle	334	—	—
Impairment and restructuring charges	503	39,913	(640)
Deferred taxes	1,209	(2,264)	3,478
Stock-based compensation	3,376	349	—
Tax benefit of stock options exercised	—	—	338
Excess tax benefit of share based compensation	(719)	—	—
(Gain) loss on investments, net	—	390	(379)
Decrease in accounts receivable, net	372	8,752	6,199
(Increase) decrease in inventories	(2,653)	15,555	(12,145)
(Increase) decrease in other current assets	(255)	297	1,156
Increase (decrease) in accounts payable	(4,978)	1,568	(511)
Increase in deferred revenue	184	1,209	906
Decrease in other current liabilities	403	(1,904)	(9,379)

Net cash provided by operating activities	11,686	37,709	7,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,464)	(3,405)	(5,155)
Cash paid for acquisition, net of cash received	(19,837)	—	—
Maturity (purchase) of short-term investments	13,000	(13,000)	—
Proceeds from sale of investment	—	497	1,000
Increase in long term assets	(21)	(134)	(99)

Net cash used in investing activities	(8,322)	(16,042)	(4,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(11,193)	(192)	(21,486)
Proceeds from long-term debt	—	—	6,936
Stock repurchase	—	—	(113)
Value of shares withheld for tax liability	(916)	—	—
Excess tax benefit of stock based compensation	719	—	—
Net proceeds from issuance of capital stock	3,151	1,004	3,639

Net cash provided by (used in) financing activities	(8,239)	812	(11,024)
Effect of exchange rate changes on cash and cash equivalents	1,007	(559)	936

Net increase (decrease) in cash and cash equivalents	(3,867)	21,920	(7,159)
Cash and cash equivalents at beginning of period	52,185	30,265	37,424

Cash and cash equivalents at end of period	$48,318	$52,185	$30,265

Supplemental cash flow disclosure
Issuance of common stock, and stock options in connection with business acquisition	$21,963	—	—
Cash paid for interest	262	$345	$672
Cash paid for income taxes	1,920	1,085	2,478

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts, and share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE, SEPTEMBER 26, 2003	14,391,880	$126,947	$30,621	$(6,729)	$150,839
Components of comprehensive income (Note 16):
Net income	—	—	9,278	—	9,278
Currency translation adjustment	—	—	—	1,319	1,319
Unrealized loss on investments	—	—	—	228	228

Total comprehensive income					10,825
Proceeds from issuance of common stock	251,422	3,639	—	—	3,639
Tax benefit of stock options exercised (Note 12)	—	338	—	—	338
Stock repurchase	(5,000)	—	(113)	—	(113)

BALANCE, SEPTEMBER 24, 2004	14,638,302	130,924	39,786	(5,182)	165,528
Components of comprehensive income (loss) (Note 16):
Net loss	—	—	(34,880)	—	(34,880)
Currency translation adjustment	—	—	—	(763)	(763)

Total comprehensive loss					(35,643)
Proceeds from issuance of common stock	125,128	1,061	—	—	1,061
Stock based compensation		292	—	—	292

BALANCE, SEPTEMBER 30, 2005	14,763,430	132,277	4,906	(5,945)	131,238
Components of comprehensive income (loss) (Note 16):
Net income	—	—	6,280	—	6,280
Currency translation adjustment	—	—	—	1,712	1,712

Total comprehensive income					7,992
Value of shares withheld for tax liability	(62,147)	—	(916)	—	(916)
Proceeds from issuance of common stock	594,122	3,151	—	—	3,151
Stock issued for acquisition	1,813,888	18,230	—	—	18,230
Fair value of assumed stock options	—	3,733	—	—	3,733
Stock based compensation	—	3,428	—	—	3,428
Tax benefit of stock options exercised	—	719	—	—	719

BALANCE, SEPTEMBER 29, 2006	17,109,293	$161,538	$10,270	$(4,233)	$167,575

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

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

Principles of consolidation

The consolidated financial statements include the financial statements of Planar Systems, Inc. and its wholly-owned subsidiaries, Planar International Ltd., DOME imaging systems, inc, and Clarity Visual Systems, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Fiscal year

The Company’s fiscal year ends on the last Friday in September. The last days of fiscal 2006, 2005, and 2004 were September 29, September 30, and September 24, respectively. Due to statutory requirements, Planar International’s fiscal year-end is September 30. All references to a year in these notes are to the Company’s fiscal year ended in the period stated which includes the fiscal year results of Planar International.

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

Foreign currency translation

The Euro is the functional currency of the Company’s foreign subsidiaries. Assets and liabilities of the foreign subsidiary are translated into U.S. Dollars at current exchange rates, and sales and expenses are translated using average rates. Gains and losses from translation of net assets are included in accumulated other comprehensive loss. Gains and losses from foreign currency transactions are included as a component of non-operating income (expense).

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

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of adjustments for estimated excess inventory and obsolescence based upon the Company’s best estimate of future product demand. Inventories consist of:

	2006	2005
Raw materials	$12,860	$7,577
Work in progress	2,640	1,884
Finished goods	34,024	26,800

	$49,524	$36,261

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

Other assets

Included in other assets of $6,021 and $3,798 as of September 29, 2006 and September 30, 2005, respectively, are assets associated with equipment which had not been placed in service as of September 29, 2006 and September 30, 2005 in the amounts of $653 and $451, respectively. As of September 29, 2006 and September 30, 2005, other assets also included $3,006 and $2,896 related to the Company’s deferred compensation plan, which is discussed in Note 10. Assets of the deferred compensation plan are accounted for as trading securities. Any increases in assets cause corresponding increases in liabilities, thereby negating any income or loss effect in the Consolidated Statement of Operations as a result of changes in value of the deferred compensation plan.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

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

	2006	2005	2004
Research and development expense	$10,264	$10,487	$11,063
Contract funding	(344)	(658)	(326)

Research and development, net	$9,920	$9,829	$10,737

Warranty

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 60 months. This reserve is included in other current liabilities (Note 9).

Goodwill

The Company values goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, (“FAS 142”). Goodwill is tested annually and whenever events or circumstances occur

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

indicating that goodwill may be impaired. This annual impairment review was completed during the second quarter of fiscal 2006, and no impairment was indicated. In 2005, the Company recorded a $33,320 charge to reduce goodwill associated with the Medical segment (see Note 5). In 2006, the Company recorded $37,300 of goodwill as a result of the acquisition of Clarity Visual Systems, Inc. (See Note 3).

Intangible assets

The intangible assets consist primarily of acquired developed technology and customer relationships and are being amortized over their estimated useful lives. When these assets were acquired, the weighted-average amortization period was between four years and seven years. In fiscal 2005, the Company recorded charges of $2,205 related to the impairment of intangible assets which had accumulated amortization of $3,250 (see Note 5). In 2006, the Company recorded $29,500 of intangible assets as a result of the acquisition of Clarity Visual Systems, Inc. (see Note 3). As of September 29, 2006, and September 30, 2005, the Company had recorded accumulated amortization of $11,594 and $8,484, respectively. The amortization expense is estimated to be $6,600, $6,507, $6,440, $5,214, $4,602 in 2007, 2008, 2009, 2010 and 2011, respectively, with the remainder to be recognized in fiscal years 2012 and 2013.

Impairment of long-lived assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Long-lived assets and intangible assets are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Long-lived assets are grouped at the lowest level for which distinguishable cash flows are available. Impairment exists when the carrying value of the asset is greater than the undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value. Fair value is determined through quoted market values or through the calculation of the present value of future cash flows expected to be provided by the asset. See additional discussion in Note 5, Impairment and restructuring charges.

Advertising expenses

All advertising costs are expensed as incurred and totaled $2,992, $3,699, and $3,487 in fiscal 2006, 2005 and 2004, respectively.

Net income (loss) per share

Basic net income (loss) per share was computed using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. Incremental shares of 271,000, 0 and 263,000 for the fiscal years ended September 29, 2006, September 30, 2005 and September 24, 2004, respectively, were used in the calculations of diluted earnings per share. In years in which a net loss is incurred, no common stock equivalents are included since they are antidilutive. Potential common equivalent shares related to stock options excludes 3,126,136, 2,262,765 and 1,909,762 shares not included in the computation of diluted net income (loss) per share because the options’ exercise price was greater than the average market price of the common shares for the years ended September 29, 2006, September 30, 2005 and September 24, 2004, respectively.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

Financial instruments

For short-term financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, short-term debt, accounts payable and accrued compensation, the carrying amount approximates the fair value because of the immediate short-term nature of those instruments. The differences between the fair values and carrying amounts of the Company’s financial instruments at September 29, 2006 and September 30, 2005 were not material.

Derivative instruments

In January 2001, the Company began using forward exchange contracts to hedge the fluctuations in the dollar value of its Euro denominated accounts receivable and accounts payable. In the years ended September 29, 2006, September 30, 2005 and September 24, 2004, the net gain (loss) on foreign currency exchange transactions was $(659), $104 and $(29), respectively, which has been recorded as foreign exchange, net in the Consolidated Statements of Operations. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The fair value of the contracts is adjusted to market quarterly. The Company maintained open contracts of approximately $24,300 and $21,500 as of September 29, 2006 and September 30, 2005, respectively.

Stock-based compensation plans

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

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended September 29, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Share based compensation expense recognized under FAS 123(R) for the twelve months ended September 29, 2006 was $3,428, which consisted of share based compensation expense related to employee stock options, restricted stock and the employee stock purchase plan. See Note 12 for additional information.

There was no share based compensation expense related to employee stock options and employee stock purchases recognized in fiscal years 2005 and 2004, however pro forma stock option expense for fiscal 2005 and 2004 was $5,628 and $4,861, respectively. On April 1, 2005, the Company accelerated the vesting of all stock options granted on or before September 24, 2004, issued at an exercise price equal to or greater than $13.00, which were awarded to employees and officers under the Company’s various stock option plans. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles under APB 25. For pro forma disclosure requirements under FAS 123, the Company recognized

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

$2,800 of stock-based compensation for all options for which vesting was accelerated, net of tax, during the year ended September 30, 2005. The Company took this action to reduce future costs under FAS 123(R). In addition, because these options have exercise prices substantially in excess of current market values, the accelerated vesting did not provide material value to the optionees.

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

Share based compensation expense recognized during the period is based on the value of the portion of share based payment awards that are ultimately expected to vest during the period. Share based compensation expense recognized in the Company’s Consolidated Statement of Operations for fiscal 2006 included compensation expense for share based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of FAS 123(R) and SAB 107. Compensation expense for all share based payment awards is recognized using the straight-line single-option method. As share based compensation expense recognized in the Consolidated Statement of Operations for the first, second and third quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of FAS 123(R), the Company maintained its method of valuation of employee stock options granted using the Black-Scholes option pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under FAS 123. For additional information, see Note 12. The Company’s determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables, including the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards.

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

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

Recent Accounting Pronouncements

In March of 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for the Company for the year ended September 29, 2006. The impact from the adoption of this statement is discussed in Note 6 to the Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for the Company for the fiscal year ending 2008. The company has not yet determined the impact that adoption of this will have on the financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance regarding the process of quantifying financial statement misstatements. . This Interpretation will be effective for the Company for Fiscal year ending 2007. The Company does not believe the guidance provided by SAB 108 will have a material impact on the financial statements.

Reclassification

Certain balances in the 2005 financial statements have been reclassified to conform with 2006 presentations. Such reclassifications had no effect on results of operations or retained earnings.

NOTE 2    CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables and investments. The risk in trade accounts receivable is limited due to the credit worthiness of the companies comprising the Company’s customer base and their dispersion across many different sectors of the electronics industry and geographies. The risk in investments is limited due to the credit worthiness of investees comprising the portfolio, the short-term duration of the investments and the diversity of the portfolio. At September 29, 2006, the Company does not believe it had any significant credit risks. Certain customers of the Commercial and Medical segments are distributors and do not have significant amounts of capital assets. In the event of bankruptcy of any of these customers, the Company would likely be unable to collect all amounts due.

Supplier risks

The Company relies on third party manufacturers for a significant portion of its product components. Reliance on suppliers raises several risks, including the possibility of defective parts, reduced control over the

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

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

NOTE 3    BUSINESS ACQUISITIONS

On September 12, 2006, the Company acquired all of the outstanding shares and assumed all of the outstanding stock options of Clarity Visual Systems, Inc. (“Clarity”). Clarity is engaged in the design, development, manufacturing, marketing, distribution, support, and maintenance of large-screen display systems for entertainment, business, and retail market applications. As a result of the acquisition, the Company is able to broaden its product offerings in the specialized display market segments. As of the year ended September 29, 2006, activities resulting from participation in this market have been aggregated with our Industrial market segment as they do not meet the threshold requirement for separate disclosure.

The acquisition was accounted for by the purchase method of accounting, in accordance with SFAS 141, “Business Combinations”. The Company obtained a third party valuation study to estimate the fair value of the acquired intangibles assets. The Company began to consolidate the financial results of Clarity on September 13, 2006. The purchase price for accounting purposes was derived as follows:

	Shares	Fair Value
Cash		$21,900
Stock	1,813,888	18,230
Exchanged options	947,933	3,733
Acquisition related costs		11,391
Note receivable forgiven		900

Total		$56,154

Planar common stock was valued at the closing stock price at the time of the transaction. The number of shares issued was determined based on a contractual formula. With respect to stock options exchanged as part of the acquisition consideration, all vested Clarity options exchanged for Planar options are included as part of the

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

purchase price based on their fair value. The estimated fair value of the assumed options is based upon the Black-Scholes option pricing model using the following assumptions: expected life of 1 to 4 years; 0% dividend yield; 39.9% to 45% volatility and risk free interest rate of 4.75%.

Acquisition related costs include approximately $11,000 of estimated costs associated with the restructuring of the pre-acquisition activities of Clarity Visual Systems, Inc. Restructuring costs are primarily comprised of costs related to excess employees and facilities. Estimated costs were based upon a plan that was committed to by management during the fourth quarter of 2006. Restructuring costs have been accounted for under Emerging Issues Task Force Issues No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3) and have been recognized as a liability assumed in the purchase business combination. Changes, if any, in our estimate as a result of execution of the approved plan will be recorded as an adjustment to goodwill within one year of the acquisition date and to the results of operations thereafter. The Company anticipates that actions related to the above activities will be completed before or during the fourth quarter of fiscal 2007.

The total purchase price of the acquisition was allocated as follows:

Net tangible liabilities acquired	$(5,312)
Intangible assets	29,500
Goodwill	37,300
Deferred tax liabilities	(5,334)

Total	$56,154

The net tangible liabilities are comprised of the following:

Cash	$2,965
Accounts receivable	9,445
Inventories	10,353
Other current assets	1,881

Total current assets	24,644

Property, plant and equipment	587
Other assets	302

Total Assets	25,533

Accounts payable	9,122
Accrued expenses	4,654
Current portion of long term debt and capital leases	11,150
Other current liabilities	4,607

Total current liabilities	29,533
Other long-term liabilities	1,312

Total liabilities	30,845

Net tangible liabilities	$(5,312)

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

The identifiable intangible assets consist primarily of $18,200 for developed technology, $9,200 for customer relationships and $2,000 for trademarks and tradenames and are being amortized over their estimated useful lives. The weighted average total amortization period is approximately five years, and the weighted average amortization period for developed technology and customer relationships is approximately 4 years and 7 years respectively.

Goodwill of $37,300 was recorded as a result of consideration paid in excess of the fair value of net tangible liabilities and intangible assets acquired, principally due to the fair value of the revenue expected to be derived from future products and the value of the workforce acquired. Goodwill will not be amortized, but will be reviewed periodically for potential impairment. No amount of goodwill is expected to be deductible for tax purposes. The goodwill has been assigned to the Command and Control and Digital Signage market which will be separately reported as a segment in fiscal 2007.

This purchase price allocation is preliminary and a final determination of any required purchase accounting adjustments will be made once the final analysis of the total purchase cost is completed. The final analysis is primarily pending finalization of estimated involuntary termination and facility related costs and for potential contractual purchase price adjustments.

The following table reflects the unaudited combined results of the Company and Clarity, as if the acquisition had taken place at the beginning of each period presented. The proforma information includes adjustments for the amortization of the intangible assets, the reduction of interest income and the related tax effect of these adjustments. The calculation of earnings per share includes additional shares issued, and the effects of stock options assumed in the acquisition. The proforma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	Sept. 29, 2006	Sept. 30, 2005
Revenue	$267,332	$278,889
Loss before cumulative effect of accounting change	(3,263)	(37,754)
Net loss	(3,465)	(37,754)
Basic net loss per share	$(0.21)	$(2.29)
Diluted net loss per share	$(0.21)	$(2.29)

NOTE 4    TOPVISION INVESTMENT

In October 2000, the Company acquired a 12.5% interest in TopVision Technologies, a Taiwanese manufacturing Company, which manufactures and sells flat-panel monitors. The Company originally paid $1,533 for its interest in TopVision, which was accounted for using the cost method until TopVision became a publicly traded company, at which time the investment was classified as available for sale. During fiscal 2004, the Company reduced the carrying value by $621 due to a sustained decline in the market value of that investment that was determined to be other than temporary. During fiscal 2005, the Company sold its investment in TopVision for proceeds of $497, thereby recognizing a loss of $390. During the years ended September 30, 2005 and September 24, 2004, the Company purchased $4,675 and $34,125 of materials from TopVision, respectively. The Company had no accounts payable due to TopVision on September 30, 2005.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

NOTE 5    IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consist of:

	Year ended
	2006	2005	2004
Impairment charges	$—	$37,242	$(174)
Restructuring charges	503	2,671	(466)

Total	$503	$39,913	$(640)

LCD, EL and Photonics Charges

2004 Impairment and Restructuring Charges

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

During fiscal 2004, the Company determined that $466 of the original charge was not required. The original estimates changed due to lease restoration costs being less than originally anticipated as the Company and the landlord found a suitable tenant to lease the property as is and the Company did not have to restore the facility to its original state. The Company also recognized $174 of gains on the sale of assets which had previously been impaired. These changes in estimates from the original reserve were not anticipated and resulted in a non-recurring gain of $640 which has been recorded as impairment and restructuring charges in the Consolidated Statement of Operations in fiscal 2004. All actions associated with this reserve have been completed.

2005 Impairment and Severance Charges

During the second quarter of fiscal 2005, the Company determined that certain long-lived assets were impaired, and therefore recorded a $3,368 charge to reduce these assets to fair value. This determination was based on a review of operational results for certain product lines and shifts in strategic direction for certain company activities. This impairment charge includes $1,651 for identifiable intangible assets related to developed technology, for which the underlying undiscounted cash flows did not support the carrying value of the assets, $655 of capitalized costs associated with a discontinued information technology systems development effort, and $1,062 of tooling for products that were abandoned, discontinued or for which the undiscounted cash flows did not support the asset’s carrying value. Fair value was determined based on a cash flow analysis for each asset that was determined to be impaired.

During the second quarter of fiscal 2005, the Company adopted a cost reduction plan, including the termination of employment of certain employees who performed primarily sales, marketing and administrative functions. Restructuring charges of $1,800, primarily related to severance benefits, were recorded pursuant to this plan. During the fourth quarter of fiscal 2005, the Company determined that $404 of the $1,800 restructuring charges was not required. The original estimates changed due to employment severance costs being less than originally anticipated as employees filled vacant position with the company.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

During the fourth quarter of fiscal 2005, the Company determined that goodwill associated with the Medical segment and the value of certain long-lived assets was impaired, and therefore recorded a $33,913 charge to reduce these assets to fair value. This impairment charge includes $33,320 of goodwill related to the acquisition of DOME Imaging Systems, and $554 of intangible assets related to developed analog technology, for which the underlying undiscounted cash flows did not support the carrying value of the assets. The goodwill impairment charge was triggered by Medical segment operating results trending differently than originally forecasted during the Company’s annual impairment test conducted during the second quarter of 2005. The developed technology write-down was triggered by an end-of-life decision made in the fourth quarter of 2005 for all Medical segment analog products.

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

During the fourth quarter of fiscal 2005, the employment of certain employees who performed primarily sales and administrative functions, including the Company’s former Chief Executive Officer, was terminated. Restructuring charges of $1,275, primarily related to severance benefits, have been recorded pursuant to this plan, which include $56 of charges related to the acceleration of stock options.

2006 Severance charges

During the first quarter of 2006, the Company recorded restructuring charges of $347 for severance benefits, and the acceleration of stock options as a result of the termination of the Company’s former Chief Operating Officer. During the second quarter of 2006, the Company terminated the employment of certain employees who performed primarily manufacturing functions. Restructuring charges of $156, primarily related to severance benefits were recorded pursuant to this plan.

These charges are recorded as impairment and restructuring charges in the Consolidated Statement of Operations.

The restructuring charges incurred affected the Company’s financial position as follows:

	Accrued Compensation	Other Liabilities
Balance as of September 26, 2003	$896	$1,168
Additional charges (adjustments)	—	(466)
Cash paid out	(896)	(535)

Balance as of September 24, 2004	—	167
Additional charges (adjustments)	2,615	—
Cash paid out	(1,350)	(167)

Balance as of September 30, 2005	1,265	—
Additional charges (adjustments)	503	—
Cash paid out	(1,408)	—

Balance as of September 29, 2006	$360	$—

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

During fiscal years 2006, 2005 and 2004, the Company paid cash of $1,408, $1,517 and $1,431 related to severance, contractual liabilities and lease termination costs. The remaining amounts are expected to be paid in fiscal 2007.

NOTE 6.     ASSET RETIREMENT OBLIGATIONS

The Company adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” (FIN 47) at the end of fiscal 2006. This statement requires that the fair value of a legal liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon recognition of a liability, the asset retirement cost is recorded as an increase in the carrying value of the related long-lived asset and then depreciated over the life of the asset. The asset retirement obligations arise primarily from contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates. As a result of an evaluation of our asset retirement obligations, the Company recorded a $350 current liability for asset retirement obligations and a $16 increase in the carrying value of the related assets, net of $334 of accumulated depreciation at the end of fiscal 2006. The cumulative effect that was recorded in the fourth quarter of fiscal 2006 upon the adoption of this accounting standard resulted in a charge of $202, net of the tax benefit of $132.

The following table presents the pro forma liability for asset retirement obligation as if the provision of FIN 47 had been applied at the beginning of fiscal 2004:

	Year ended
	2006	2005	2004
Liability for asset retirement obligation	$334	$301	$269

The following table presents net income (loss) and earnings (loss) per share for fiscal 2006, 2005 and 2004 as if the provisions of FIN 47 had been applied at the beginning of fiscal 2004:

	Year ended
	2006	2005	2004
Net income (loss), as reported	$6,280	$(34,880)	$9,278
Add back:
Cumulative effect of change in accounting principle, net of tax of $132	202	—	—
Deduct:
Depreciation, net of tax	19	19	19

Net income (loss), as adjusted	$6,463	$(34,899)	$9,259

Net income (loss) per share as adjusted:
Basic	$0.43	$(2.37)	$0.63
Diluted	$0.42	$(2.37)	$0.62

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

NOTE 7    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of:

	2006	2005
Land	$115	$115
Buildings	1,891	1,891
Machinery and equipment	46,584	45,561

Total property, plant and equipment	48,590	47,567
Less accumulated depreciation	(37,710)	(32,556)

Net property, plant and equipment	$10,880	$15,011

NOTE 8    BORROWINGS

Credit Facility

The Company entered into a $50 million credit agreement in December 2003, which replaced the Company’s prior credit agreement. The Company had no borrowings outstanding as of September 29, 2006 and September 30, 2005. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges and costs associated with exit or disposal activities, are added back to net income in the calculation of EBITDA. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. Effective September 30, 2005, the credit agreement was amended to reduce the minimum EBITDA for the four fiscal quarters prior to the date of determination from $12.5 million to $9.0 million, and to alter the available borrowing level based upon the Company’s EBITDA. The Company may borrow up to $20 million if EBITDA is less than $15 million, the Company may borrow up to $35 million if EBITDA is between $15 million and $20 million, and the Company may borrow up to $50 million if EBITDA is $20 million or above.

Capitalized Leases

During fiscal 2002, the Company entered into a capital lease for the leasehold improvements in its new offices. In fiscal 2006, as a result of the acquisition the Company assumed Clarity’s capital leases. Capital leases acquired include a lease for the St. Sernin, France facility which expires in 2013 and has a 1 Euro-buy out option as the end of the lease. The lease has been accounted for as a capital lease assuming an interest rate of 5.75%.

Included in property, plant and equipment was $2,406 of assets leased as of September 29, 2006, and $1,422 as of September 30, 2005. Accumulated depreciation was $981 and $660 related to capitalized leases as of September 29, 2006 and September 30, 2005, respectively.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

Future minimum payments under capital lease obligations at September 29, 2006 are as follows:

2007	$577
2008	523
2009	299
2010	87
2011	87
Thereafter	171

Total minimum lease payments	1,744
Less amounts representing interest	207

Present value of net minimum lease payments	1,537
Less current portion	493

Long-term portion of obligations	$1,044

NOTE 9    OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	2006	2005
Warranty reserve	$3,691	$2,932
Income taxes payable	202	350
Accrued compensation	18,602	5,481
Other	7,742	2,900

Total	$30,237	$11,663

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 60 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

	2006	2005
Balance at beginning of period	$2,932	$2,715
Cash paid for warranty repairs	(4,055)	(4,039)
Provision for current period sales	3,886	4,407
Provision for prior period sales	—	(151)
Provision assumed in acquisition	928	—

Balance at end of period	$3,691	$2,932

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

NOTE 10    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of:

	2006	2005
Deferred income tax liability	$8,858	$1,394
Deferred compensation plan liabilities	3,006	2,896
Other long-term liabilities	1,789	—

Total	$13,653	$4,290

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

NOTE 11    INCOME TAXES

The components of income (loss) before income taxes and cumulative effect of accounting change consist of the following:

	2006	2005	2004
Domestic	$5,786	$(43,393)	$10,324
Foreign	4,593	5,567	2,478

Total	$10,379	$(37,826)	$12,802

The following table summarizes the provision (benefit) for US federal, state and foreign taxes on income:

	2006	2005	2004
Current:
Federal	$1,323	$(1,646)	$734
State	170	(204)	(421)
Foreign	1,195	1,168	(267)

	2,688	(682)	46
Deferred:
Federal	1,062	(1,973)	2,794
State	136	(244)	359
Foreign	11	(47)	325

	1,209	(2,264)	3,478

	$3,897	$(2,946)	$3,524

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

The differences between the U.S. federal statutory tax rate and the Company’s effective rate are as follows:

	2006	2005	2004
Computed statutory rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal tax benefits	4.5	(5.2)	4.5
Effect of foreign tax rates	(5.8)	(1.3)	(2.0)
Permanent differences resulting from compensation limitations	2.6	—	—
Permanent differences resulting from goodwill impairment	—	34.8	—
Effect of deemed foreign income distributions	7.1	—	—
Federal and state settlements	(0.5)	0.3	(5.3)
Change in valuation allowance	—	(0.2)	2.0
Research and other credits	(5.9)	—	(3.6)
Export tax incentives	(0.8)	(0.4)	(3.6)
Other, net	1.4	(0.8)	0.5

Effective tax rate	37.6%	(7.8)%	27.5%

The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 29, 2006, and September 30, 2005 were as follows:

	2006	2005
Deferred tax assets:
Inventory basis difference	$3,568	$4,947
Other reserves and liabilities	13,378	4,246
Impairment and restructuring charges	4	436
Net operating loss carryforwards	892	237
AMT and other credit carry forward	2,037	977

Gross deferred tax assets	19,879	10,843
Valuation allowance	(5,240)	(189)

Deferred tax assets	14,639	10,654
Deferred tax liabilities:
Accumulated depreciation	(3,671)	(3,943)
Intangibles	(11,532)	(515)

Deferred tax liabilities	(15,203)	(4,458)

Net deferred tax asset (liability)	$(564)	$6,196

The deferred tax assets and liabilities are recorded in the following balance sheet accounts:

	2006	2005
Other current assets	$8,206	$7,495
Other assets	300	206
Other current liabilities	(212)	(111)
Other long-term liabilities	(8,858)	(1,394)

Total	$(564)	$6,196

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

During fiscal years 2006, 2005, and 2004 the Company recognized tax benefits of $719, $0 and $338, respectively, related to differences between financial and tax reporting of stock option transactions. This difference was credited to common stock.

The Company establishes a valuation allowance for certain deferred tax assets, when it is more likely than not that such deferred tax assets will not be realized. For fiscal year 2006, the valuation allowance increased $5,051, primarily as a result of the acquisition of Clarity’s deferred tax assets which are not expected to be realized. The valuation allowance decreased $61 in 2005 and increased by $250 in 2004. The 2005 and 2004 decreases or increases were due to changes in facts and circumstances related to the utilization of tax credit or loss capital carryforwards.

At September 29, 2006, the Company had federal and state research and experimentation credits of approximately $1,828, available to reduce future state tax. The carryforwards expire at various dates through 2022. In addition, as of September 29, 2006, the Company has alternative minimum tax credit carryforwards of $184 that do not expire.

In 2005, certain estimated tax liability balances that were recorded upon the acquisition of DOME imaging systems, inc. were determined to be in excess of the actual amount owed based upon completion of audits for those open, pre-acquisition years, and the Company therefore reduced goodwill and other current liabilities by $985.

The Company has not provided for U.S. federal income and foreign withholding taxes on its undistributed earnings from non-U.S. operations as of September 29, 2006 because such earnings are intended to be reinvested indefinitely outside of the United States. The amount of the Company’s undistributed foreign earnings at September 29, 2006 is not reasonably estimable.

NOTE 12    SHAREHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock at $.01 par value. At September 29, 2006, no shares of preferred stock have been issued; however, 200,000 shares of Series D Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

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

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

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

The Company acquired two plans as a result of the acquisition of Clarity Visual System, Inc., the 1995 Stock Incentive Plan (the 1995 plan) and the Non-Qualified Stock Option Plan (the Non-Qualified plan). Both plans provide for the granting of options to buy shares of Common Stock. Options issued under the 1995 plan are intended to either qualify as “incentive stock options” under the Internal Revenue Code or “non-qualified stock options” not intended to qualify. Options issued under the Non-Qualified plan are intended to qualify as “non-qualified stock options” only. Under the plans, options issued generally become exercisable 20%, 25%, or 33% ratably per year over 5, 4, or 3, years respectively, and expire ten years after date of grant. Total shares reserved under these plans are 1,230,060 shares.

The Company also adopted the 1993 Stock Option Plan for Non-employee Directors, amended and restated, which provides for the granting of options to buy Common Stock to nonemployee directors. Total shares reserved under this plan are 800,000 shares.

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 26, 2003	2,560,613	$17.34
Granted	643,161	18.28
Exercised	(183,227)	15.56
Canceled	(198,096)	19.46

Options outstanding at September 24, 2004	2,822,451	17.52
Granted	892,750	9.30
Exercised	(63)	7.88
Canceled	(765,928)	17.22

Options outstanding at September 30, 2005	2,949,210	15.17
Granted	678,338	9.34
Options assumed in acquisition	947,933	5.53
Exercised	(347,997)	8.10
Canceled	(874,510)	18.33

Options outstanding at September 29, 2006	3,352,974	11.16

Exercisable at September 29, 2006	1,956,231	12.57

Exercisable at September 30, 2005	2,277,327	16.92

Exercisable at September 24, 2004	2,010,802	16.85

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

The total pretax intrinsic value of options exercised for the year ending September 29, 2006 was $1,885. The total fair value of options vested for the year ending September 29, 2006 was $164.

For the year ending September 29, 2006, the amount of cash received for the exercise of options was $2,561, and the corresponding tax benefit related to option exercises for the same time period was $130. In the year ending September 29, 2006, the tax benefit related to stock options expense was $599.

The following table summarizes information about stock options and grants outstanding at September 29, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 09/29/06	Average of Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable at 09/29/06	Average of Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.03–$31.50	3,352,974	6.2	$11.16	$8,667	1,956,231	4.3	$12.57	$5,435

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.35 as September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 30, 2005, 2,277,327 outstanding options were exercisable, and the weighted average exercise price was $16.92. As of September 24, 2004, 2,010,802 outstanding option were exercisable, and the weighted average exercise price was $16.85.

Restricted stock

The Company’s plans provide for the issuance of restricted stock to employees, (“Nonvested shares” per FAS 123R). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, and General Managers of certain of the Company’s business units, the shares issued generally vest over a two- to four-year period, upon meeting objective market conditions or the passage of time, or both. In the event the market conditions are not met, shares generally would vest at the end of four years. The Company issued 394,000 and 249,525 shares of restricted stock to employees in 2006 and 2005, respectively.

Information regarding these restricted stock grants is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2005	237,324	$7.88
Granted	394,000	$10.17
Vested	(188,600)	$6.48
Canceled	(13,875)	$9.85

Restricted stock outstanding at September 29, 2006	428,849	$10.60

The tax benefit related to the vested restricted stock was $589 for the period ending September 29, 2006. The tax benefit related to restricted stock expense was $673 for the period ending September 29, 2006.

Time-based restricted stock awards

In fiscal 2005, 10,000 shares of restricted stock were issued to the Chief Executive Officer that vested immediately upon issuance. The value of the immediately vested shares was recognized as expense upon issuance.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

In fiscal 2006, 30,000 shares of restricted stock were issued to the Chief Financial Officer, including 5,000 shares that vested immediately, and 25,000 shares that will vest over a four year period. The value of the immediately vested shares was recognized as expense upon issuance. The value of the time vested shares is being recognized as expense over the vesting period.

Performance-based restricted stock awards

In fiscal 2005, the following market condition restricted stock awards were issued to the Chief Executive Officer:

•	150,000 shares composed of 75,000 shares that vested upon the attainment of an average daily stock price of $10 for a period of 40 trading days (the $10 tranche), and 75,000 shares that vested upon the attainment of an average daily stock price of $12 for a period of 40 trading days (the $12 tranche). The 75,000 shares that composed the $10 tranche vested on February 1, 2006. The 75,000 shares that composed the $12 tranche vested on February 23, 2006.

In the first quarter of fiscal 2006, the following market condition restricted stock awards were issued to the Chief Financial Officer:

•	25,000 shares composed of 12,500 shares that vested upon the attainment of an average daily stock price of $11 for a period of 30 trading days (the $11 tranche), and 12,500 shares that vested upon the attainment of an average daily stock price of $13 for a period of 30 trading days (the $13 tranche). The 12,500 shares that composed the $11 tranche vested on February 8, 2006. The 12,500 shares that composed the $13 tranche vested on February 22, 2006.

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

In the third quarter of fiscal 2006, the following market condition restricted stock awards were issued to a General Manager of one of the Company’s business units:

•	31,250 shares composed of 15,625 shares that vest upon the attainment of an average daily stock price of $20 for a period of 40 trading days (the $20 tranche), and 15,625 shares that vest upon the attainment of an average daily stock price of $25 for a period of 40 trading days (the $25 tranche). The value of these 31,250 shares, and the related requisite service period, was determined by use of a Monte Carlo simulation model, and was being recognized as expense over the requisite service period, pursuant to FAS 123(R). The total value of these 31,250 shares was $358, and the average derived service period, estimated at the time of issue, was 1.4 years.

Monte Carlo simulation modeling is a method for valuing contingent claims on stock with characteristics that depend on the trailing stock price path. Monte Carlo modeling uses computer generated pseudorandom numbers to build sample stock price paths, for each of which a payoff is calculated, and all of which are discounted back to the grant date using a risk- neutral rate. After generating many such paths and payoffs, the value of the restricted stock is set to equal the average of the payoffs. Monte Carlo modeling also derives the probability of vesting and the length of the vesting period.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

In the fourth quarter of fiscal 2006, the following shares of performance-based restricted stock awards were issued to General Managers of the Company’s business units.

•	81,250 shares, which will vest at levels ranging from 0% of shares issued to 100% of shares issued, dependent upon the achievement of internal performance metrics specific to each General Manager’s business unit, up to and including fiscal 2009 results. If 100% of these shares ultimately vest, the total expense related to these shares will be approximately $800. The average derived service period, estimated at the time of issue, is 3 years.

Employee Stock Purchase Plan

In fiscal 2005, the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85 percent of the fair market value at specific dates. At September 29, 2006, 244,496 shares remain available for purchase through the plan and there were 590 employees eligible to participate in the plan, of which 102 or 17% were participants. Employees purchased 74,517 shares, at an average price of $7.92 per share during the year. Total receipts to the Company were $590 and $1,004 in 2006 and 2005 respectively. Expense related to employee stock purchases was $250 for 2006. No expense was recorded in 2005. The fair value of the purchase rights was estimated on the first day of the offering period using the Black-Scholes option pricing model. The fair value of the shares issued in fiscal 2006, 2005, and 2004 was $3.35, $3.27, and $5.00 per share, respectively. In fiscal 2006, 2005, and 2004, the risk free interest rate was 4.8%, 2.1% and 1.1%, the expected dividend yield was 0%, 0% and 0%, the expected lives were 0.5 years, 0.5 years and 0.5 years, and the expected volatility was 40%, 58.8% and 58.8%, respectively. No shares remain available for issue under the 1994 Employee Stock Purchase Plan.

Shareholders Rights Plan

In February 2006, the Board of Directors approved a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding common share. Each right represents the right to purchase one hundredth of a share of Preferred Stock, at an exercise price of $100.00, subject to adjustment. The rights are only exercisable ten days after a person or group acquires, or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of the Company’s outstanding common stock. Subject to the terms of the shareholder rights plan and the discretion of the Board of Directors, each right would entitle the holder to purchase one share of Common Stock of the Company for each right at one-half of the then-current price. The rights expire in February 2016, but may be redeemed by action of the Board of Directors prior to that time at $0.001 per right.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

Valuation and Expense Information under FAS 123(R)

On October 1, 2005, the Company adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The following table summarizes share based compensation expense related to share based payment awards, and employee stock purchases under FAS 123(R) for the year ended September 29, 2006, which was allocated as follows:

2006
Cost of sales	$189

Research and development	141
Sales and marketing	767
General and administrative	2,280
Restructuring	51

Share based compensation expense included in operating expenses	3,239

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases	3,428
Tax benefit	(1,272)

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases, net of tax	$2,156

Share based compensation expense recognized in the Company’s Consolidated Statement of Operations and included in the table above related to restricted stock for 2006, 2005 and 2004 was $1,836, $213 and $0, respectively.

The table below reflects net income and diluted net income per share for September 29, 2006 compared with the pro forma information for September 30, 2005 and September 24, 2004 as follows:

	Sept. 29, 2006	Sept. 30, 2005	Sept. 24, 2004
Net income (loss)—as reported for the prior period (1)	NA	$(34,880)	$9,278
Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases (4)	$3,428	5,628	4,861
Tax benefit	1,272	2,223	1,920

Share based compensation expense related to employee stock option, restricted stock, and employee stock purchases, net of tax (2)	2,156	3,405	2,941

Net income (loss), including the effect of share based compensation expense (3)	$6,280	$(38,285)	$6,337

Diluted income (loss) per share before cumulative effect of accounting change—as reported for the prior period (1)	NA	$(2.37)	$0.62
Diluted income (loss) per share before cumulative effect of accounting change, including the effect of share based compensation expense (3)	$0.42	$(2.60)	$0.43

(1)	Net income (loss) and net income (loss) per share prior to fiscal 2006 did not include share based compensation expense for employee stock options and employee stock purchases under FAS 123 because the Company did not adopt the recognition provisions of FAS 123.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

(2)	Share based compensation expense prior to fiscal 2006 represents pro forma information based on FAS 123.
(3)	Net income (loss) and net income (loss) per share prior to fiscal 2006 represents pro forma information based on FAS 123.
(4)	Share based compensation expense in periods prior to fiscal 2006 and not reported in the statement of operations represents expense related to employee stock options and employee stock purchases.

As of September 29, 2006, total future compensation expense related to nonvested stock options and restricted stock is expected to be $4,908 and $3,273, respectively. This expense is anticipated to be recognized through the fourth quarter of fiscal 2010.

Upon adoption of FAS 123(R), the Company continued its methodology of calculating the value of employee stock options on the date of grant using the Black-Scholes model which it also used for the purpose of the pro forma financial information in accordance with FAS 123.

The use of a Black-Scholes model requires the use of estimates of employee exercise behavior data and other assumptions including expected volatility, risk-free interest rate, and expected dividends. There were 678,338 options granted during fiscal 2006. The total value of options granted during fiscal 2006, 2005 and 2004 was $3,812, $4,348, and $6,384, respectively. The weighted average fair value of options granted during fiscal 2006, 2005, and 2004 was $5.62, $4.87, and $9.93, per share, respectively, using the Black-Scholes model with the following assumptions:

	2006	2005	2004
Risk free interest rate	4.8%	3.6%	3.0%
Expected dividend yield	—	—	—
Expected lives (in years)	4.05	4.2	4.2
Expected volatility	45.0%	63.6%	63.6%

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

As share based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the periods ending September 29, 2006, September 30, 2005 and September 24, 2004 were 15,166,000 shares, 14,699,000 shares, and 14,597,000 shares, respectively. Diluted shares outstanding for the periods ending September 29, 2006, September 30, 2005, and September 24, 2004 were 15,437,000 shares, 14,699,000 shares, and 14,860,000 shares, respectively. Statement of Financial Accounting Standards

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The dilutive effect of in-the-money employee stock options was approximately 271,000 as of September 29, 2006, based on the Company’s average share price for the same period of $12.02. There was no dilutive effect of in-the-money employee stock options as of September 30, 2005, due to the Company incurring a net loss for the year.

NOTE 13    COMMITMENTS

Most of the Company’s office and manufacturing facilities are subject to long-term operating leases. In addition, regional sales offices and automobiles are subject to leases with terms ranging from one to twelve months.

At September 29, 2006, the minimum annual operating lease payments are:

Fiscal years ending in September
2007	$4,743
2008	2,763
2009	2,103
2010	2,055
2011	1,979
Thereafter	4,135

$17,778

Total rent expense was $3,819, $4,244, and $3,747, and for the years ended September 29, 2006, September 30, 2005, and September 24, 2004, respectively.

NOTE 14    BUSINESS SEGMENTS

The Company is organized based upon the markets for the products and services that it offers. Under this organizational structure, the Company operates in three main segments: Medical, Industrial, and Commercial. The Industrial and Medical segments derive revenue primarily through the development and marketing of electroluminescent displays, liquid crystal displays and color active matrix liquid crystal displays. The Commercial segment derives revenue primarily through the marketing of color active matrix liquid crystal displays that are sold through distributors to end users. In the fourth quarter, the Company acquired the Command and Control and Digital Signage business units which derives revenue primarily through the marketing of scalable video-wall displays and a line of large area flat screen digital signage monitors that are sold through distributors to end users. Activities related to these new business units have been aggregated with our Industrial segment for fiscal 2006 reporting as the related revenue and operating income do not meet threshold requirements for separate disclosure.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

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

	2006	2005	2004
Sales to external customers (by segment):
Medical	$68,742	$75,002	$79,551
Industrial	60,020	54,664	54,809
Commercial	83,964	102,166	121,836

Total sales	$212,726	$231,832	$256,196

Sales to external customers (by geography):
United States	$165,031	$190,179	$217,390
Other	47,695	41,653	38,806

Total sales	$212,726	$231,832	$256,196

Operating income (loss):
Medical	$5,093	$329	$1,766
Industrial	6,735	5,158	10,229
Commercial	(2,802)	(3,774)	169
Impairment and restructuring charges	(503)	(39,913)	640

Total operating income (loss)	$8,523	$(38,200)	$12,804

The assets and related capital expenditures of the Company are not reported by segment. Property, plant and equipment by geography was as follows:

	2006	2005
US	$6,706	$10,121
Europe	4,174	4,890

Total property, plant, and equipment	$10,880	$15,011

Products sold within the Medical and Commercial segments to one customer comprised 17%, 16% and 12% of total consolidated sales in fiscal 2006, 2005 and 2004 respectively. Products sold within the Medical and Commercial segments to another customer comprised 12% and 10% of total consolidated sales in 2006 and 2005, respectively. Products sold within the Medical and Commercial segments to a third customer comprised 19% of total consolidated sales in fiscal year 2004.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 29, 2006

(Dollars in thousands, except per share amounts, and share data)

NOTE 15    401(K) AND PENSION PLAN

All employees in North America over 21 years of age are eligible to participate in the 401(k) savings and profit sharing plan. Employees can contribute up to statutory maximums. The Company matches 5.5% of each participating employee’s eligible compensation, also subject to statutory maximums. Employer contributions vest immediately. The 401(k) plan expense amounted to $798, $684, and $799 for the years ended September 29, 2006, September 30, 2005, and September 24, 2004, respectively.

The Company’s foreign subsidiary, located in Finland, participates in a multiemployer pension plan in which all employees receive defined benefit payments upon retirement. The Company recognized expense of $1,233, $1,230, and $1,164 in fiscal years 2006, 2005 and 2004, respectively, related to this plan.

NOTE 16    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and its components have no impact on the Company’s net income (loss). Comprehensive income (loss) and its components were as follows:

	2006	2005	2004
Net income (loss) (net of tax expense (benefit) of $3,897, ($2,946), and $3,524, respectively)	$6,280	$(34,880)	$9,278
Other comprehensive income (loss):
Currency translation adjustment	1,712	(763)	1,319
Unrealized gain (loss) on available for sale securities (net of tax of $0, $0, and $90, respectively)	—	—	228

Total comprehensive income (loss)	$7,992	$(35,643)	$10,825

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during fiscal 2006 that could significantly affect our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of September 29, 2006. We acquired Clarity Visual Systems, Inc. during 2006. We excluded Clarity from our assessment of the effectiveness of the Company’s internal control over financial reporting as of September 29, 2006. Clarity’s internal controls over financial reporting were associated with total assets of $55,033 excluding goodwill of $37,300 and revenues of $4,656.

Management’s assessment of the effectiveness of our internal controls over financial reporting as of September 29, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on Internal Control Over Financial Reporting included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Planar Systems, Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Planar Systems, Inc. and subsidiaries maintained effective internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Planar Systems, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Planar Systems, Inc. maintained effective internal control over financial reporting as of September 29, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Planar Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Clarity Visual Systems, Inc. during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 29, 2006, Clarity Visual Systems, Inc.’s internal control over financial reporting associated with total assets of $55,033,000 excluding goodwill of $37,300,000 and total revenues of $4,656,000 included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended September 29, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Clarity Visual Systems, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 29, 2006 and September 30,2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 29, 2006, and our report dated December 12, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

December 12, 2006

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance of Planar Systems, Inc.

The information set forth under the captions “Election of Directors”, “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 22, 2007, is incorporated by reference into this Report.

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

The information set forth under the captions “Election of Directors—Director Compensation,” “Executive Compensation,” “Compensation Committee Report of the Compensation Committee” and “Stock Performance Graph” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 22, 2007, is incorporated by reference into this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” and “Stock Owned by Management and Principal Shareholders” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 22, 2007, is incorporated by reference into this Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 22, 2007, is incorporated by reference into this Report.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 22, 2007, is incorporated by reference into this Report.

Part IV

Item 15.	Exhibits and Financial Statement, Schedules

(a)(1) Financial Statements

The financial statements of Planar Systems, Inc. as set forth under Item 8 are filed as part of this report.

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted since the information called for is not present in amounts sufficient to require submission of the schedules.

The independent registered public accounting firm report with respect to the above-listed financial statements appears on page 28 of this report.

(a)(3) Exhibits

Exhibit Number	Title
2.1	Agreement and Plan of Merger and Reorganization by and among Planar Systems, Inc., Cornell Acquisition Corporation, Clarity Visual Systems, Inc. and certain other parties date as of July 18, 2006 (4)

3.1	Second Restated Articles of Incorporation of Planar Systems, Inc. (1)

3.2	Second Restated Bylaws of Planar Systems, Inc. (8)

3.3	Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (2)

3.4	Second Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc (3)

4.1	Specimen stock certificate (1)

4.2	Rights Agreement dated as of February 3, 2006 between Planar Systems, Inc. and Mellon Investor Services, LLC. (3)

10.1	Form of Indemnity Agreement between Planar Systems, Inc. and each of its executive officers and directors (1)*

10.2	1993 Stock Option Plan for Nonemployee Directors (1)*

10.3	1993 Incentive Stock Option Plan (1)*

10.4	Lease agreement dated as of September 30, 1993 between Science Park Limited Partnership I and Planar System Inc. (1)

10.5	Lease agreement dated as of May 20, 1998 between Metra Corporation and Planar International, Ltd (English translation) (5)

10.6	1996 Stock Incentive Plan (6)*

10.7	Lease agreement dated May 30, 1997 between Pacific Realty Associates, L.P. and Planar America, Inc. (6)

10.8	Planar Systems, Inc. Nonqualified Stock Option Agreement between Planar Systems, Inc. and William D. Walker dated as of May 13, 1999 (7)*

10.9	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 27, 1999 (8)*

Exhibit Number	Title
10.10	Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999 (8)*

10.11	Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999 (8)*

10.12	Planar Systems, Inc. 1999 Nonqualified Stock Option Plan (8)*

10.13	Planar Systems, Inc. Deferred Compensation Plan (8)*

10.14	Lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (10)

10.15	Addendum to lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (10)

10.16	Master Equipment Lease dated June 24, 2002 between The Fifth Third Leasing Company and Planar Systems, Inc. (11)

10.17	Credit Agreement Dated as of December 16, 2003 among Planar Systems, Inc. and Bank of America, N.A. (12)

10.18	First Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, National Associates, dated as of December 21, 2004 (13)

10.19	Form of Change in Control Agreement between Planar Systems, Inc. and certain executive officers dated as of September 26, 2000 (9)*

10.20	Planar Systems, Inc. 2004 Employee Stock Purchase Plan (14)*

10.21	Planar Systems, Inc. Director Compensation Plan (14)*

10.22	Planar Systems, Inc. 2005 Cash Bonus Plan (14)*

10.23	Form of Planar Systems, Inc. 1996 Stock Incentive Plan Stock Option Agreement (14)*

10.24	Separation Agreement and Release by and between Planar Systems, Inc. and Scott Hildebrandt dated April 20, 2005 (15)*

10.25	Second Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, National Associated, dated as of October 21, 2005 (16)*

10.26	Separation Agreement and Release by and between Planar Systems, Inc. and Balaji Krishnamurthy dated September 26, 2005 (17)

10.27	Consulting Agreement by and between Planar Systems, Inc. and Balaji Krishnamurthy dated September 26, 2005* (17)

10.28	Executive Employment Agreement by and between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (17)

10.29	Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (17)

10.30	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (17)

10.31	Letter Agreement between Scott Hildebrandt and Planar Systems, Inc. dated as of November 22, 2005 (18)*

10.32	Restricted Stock Award Agreement between Planar Systems, Inc. and Scott Hildebrandt dated as of November 22, 2005 (18)*

10.33	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Scott Hildebrandt dated as of November 22, 2005 (18)*

Exhibit Number	Title
10.34	Separation Agreement and Release by and between Planar Systems, Inc and Steve Buhaly dated January 3, 2006 (19)

10.35	Amended and Restated Planar Systems, Inc 1993 Stock Option Plan for Nonemployee Directors (20)

10.36	Planar Systems, Inc Performance Based Compensation Plan (21)

10.37	Planar Systems, Inc Director Compensation Plan (21)

10.38	Letter Agreement between Scott Hix and Planar Systems, Inc dated as of May 2, 2006

10.39	Restricted Stock Agreement between Planar Systems, Inc and Scott Hix dated as of May 2, 2006.

10.40	Restricted Stock Agreement between Planar Systems, Inc. and Scott Hix dated May 2, 2006.

10.41	Letter Agreement between Brad Gleeson and Planar Systems, Inc. dated as of July 17, 2006.

10.42	Employment Agreement between Planar Systems, Inc. and Paul Gulick dated as of July 18, 2006

10.43	Employment Agreement between Planar Systems Inc. and Kris Gorriaran dated as of July 17, 2006

10.44	Clarity Visual Systems, Inc. 1995 Stock Incentive Plan (22)

10.45	Clarity Visual Systems Inc. Non-Qualified Stock Option Plan (22)

14.0	Code of Conduct of Planar Systems, Inc. (13)

21.0	Subsidiaries of Planar Systems, Inc.

23.0	Consent of KPMG LLP, Independent registered public accounting firm

24.0	Power of Attorney (included on Signature Page)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 27, 1996.
(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on February 9, 2006.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 21, 2006.
(5)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended September 25, 1998.
(6)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended September 26, 1997.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 1999.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 24, 1999.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2001.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 2003.
(13)	Incorporated by reference to the Company’s Current Report on 8-K filed on December 28, 2004.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2005.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2005.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2005.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2006.
(20)	Incorporated by reference to the Company’s Proxy Statement dated December 22, 2005 filed on December 29, 2005.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2005.
(22)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-138064) filed on October 18, 2006.

*	This exhibit constitutes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC

December 12, 2006	By:	/s/ SCOTT HILDEBRANDT
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

/s/ GERALD K. PERKEL Gerald K. Perkel	President, Chief Executive Officer, Director (Principal Executive Officer)	December 12, 2006

/s/ SCOTT HILDEBRANDT Scott Hildebrandt	Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	December 12, 2006

/s/ CARL NEUN Carl Neun	Director	December 12, 2006

/s/ WALTER W. NOCE, JR. Walter W. Noce, Jr.	Director	December 12, 2006

/s/ HEINRICH STENGER Heinrich Stenger	Director	December 12, 2006

/s/ E. KAY STEPP E. Kay Stepp	Director	December 12, 2006

/s/ GREGORY H. TURNBULL Gregory H. Turnbull	Chairman	December 12, 2006

/s/ WILLIAM D. WALKER William D. Walker	Director	December 12, 2006

/s/ STEVEN E. WYNNE Steven E. Wynne	Director	December 12, 2006

/s/ MICHAEL GULLARD Michael Gullard	Director	December 12, 2006