Form 10-Q
period 2006-12-29
PLANAR SYSTEMS INC
filed 2007-02-07
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended December 29, 2006

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

Number of common stock outstanding as of February 1, 2007

17,331,591 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended
	Dec. 29, 2006	Dec. 30, 2005
Sales	$64,909	$57,149
Cost of sales	46,493	42,857

Gross profit	18,416	14,292
Operating expenses:
Research and development, net	3,142	2,533
Sales and marketing	9,252	5,214
General and administrative	5,413	4,067
Amortization of intangible assets	1,650	147
Acquisition related costs	322	—
Impairment and restructuring charges	1,625	347

Total operating expenses	21,404	12,308

Income loss from operations	(2,988)	1,984
Non-operating income (expense):
Interest, net	599	519
Foreign exchange, net	189	(281)
Other	(18)	(11)

Net non-operating income	770	227

Income (loss) before income taxes	(2,218)	2,211
Provision (benefit) for income taxes	(832)	752

Net income (loss)	$(1,386)	$1,459

Basic net income (loss) per share	$(0.08)	$0.10
Average shares outstanding - basic	17,133	14,782
Diluted net income (loss) per share	$(0.08)	$0.10
Average shares outstanding - diluted	17,133	14,845

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	Dec. 29, 2006	Sept. 29, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,738	$48,318
Accounts receivable, net	35,156	31,961
Inventories	52,342	49,524
Other current assets	14,362	13,837

Total current assets	142,598	143,640
Property, plant and equipment, net	10,468	10,880
Goodwill	52,066	51,996
Intangible assets	30,815	32,465
Other assets	6,751	6,021

	$242,698	$245,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,523	$25,674
Current portion of capital leases	503	493
Deferred revenue	5,232	6,326
Other current liabilities	33,712	30,237

Total current liabilities	58,970	62,730
Capital leases, less current portion	1,065	1,044
Other long-term liabilities	14,271	13,653

Total liabilities	74,306	77,427
Shareholders’ equity:
Common stock	162,985	161,538
Retained earnings	8,770	10,270
Accumulated other comprehensive loss	(3,363)	(4,233)

Total shareholders’ equity	168,392	167,575

	$242,698	$245,002

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended
	Dec. 29, 2006	Dec. 30, 2005
Cash flows from operating activities:
Net income (loss)	$(1,386)	$1,459
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,017	1,916
Impairment and restructuring charges	1,625	347
Share based compensation	1,115	700
Deferred taxes	—	—
Excess tax benefit of share based compensation	(27)	(62)
(Increase) decrease in accounts receivable	(2,737)	2,724
(Increase) in inventories	(2,408)	(4,551)
(Increase) decrease in other current assets	(312)	(712)
Increase (decrease) in accounts payable	(6,310)	1,668
Decrease in deferred revenue	(457)	(315)
Increase (decrease) in other current liabilities	2,934	3,788

Net cash provided by (used in) operating activities	(4,946)	6,962
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,474)	(306)
Cash paid for acquisition, net of cash acquired	(2,159)	—
(Increase) decrease in long-term assets	487	12

Net cash used in investing activities	(3,146)	(294)
Cash flows from financing activities:
Payments of capital lease obligations	(42)	(59)
Value of shares withheld for tax liability	(114)	—
Excess tax benefit of share based compensation	27	62
Net proceeds from issuance of capital stock	262	24

Net cash provided by (used in) financing activities	133	27
Effect of exchange rate changes	379	(187)

Net increase (decrease) in cash and cash equivalents	(7,580)	6,508
Cash and cash equivalents at beginning of period	48,318	52,185

Cash and cash equivalents at end of period	$40,738	$58,693

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in such financial statements has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 29, 2006.

Note 2 - BUSINESS ACQUISITIONS

On September 12, 2006, the Company acquired all of the outstanding shares and assumed all of the outstanding stock options of Clarity Visual Systems, Inc. (“Clarity”). Clarity is engaged in the design, development, manufacturing, marketing, distribution, support, and maintenance of large-screen display systems for entertainment, business, and retail market applications. As a result of the acquisition, the Company is able to broaden its product offerings in the specialized display market segments. Activities from the “Control Room and Signage” segment are reported as a separate segment.

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

Planar common stock was valued at the closing stock price at the time of the transaction. The number of shares issued was determined based on a contractual formula. With respect to stock options exchanged as part of the acquisition consideration, all vested Clarity options exchanged for Planar options are included as part of the purchase price based on their fair value. The estimated fair value of the assumed options is based upon the Black-Scholes option pricing model using the following assumptions: expected life of 1 to 4 years; 0% dividend yield; 39.9% to 45% volatility and risk free interest rate of 4.75%.

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

The total purchase price of the acquisition was allocated as follows:

Net tangible liabilities acquired	$(5,382)
Intangible assets	29,500
Goodwill	37,370
Deferred tax liabilities	(5,334)

Total	$56,154

The net tangible liabilities are comprised of the following:

Cash	$2,965
Accounts receivable	9,445
Inventories	10,353
Other current assets	1,881

Total current assets	24,644

Property, plant and equipment	487
Other assets	302

Total Assets	25,433

Accounts payable	9,122
Accrued expenses	4,654
Current portion of long term debt and capital leases	11,150
Other current liabilities	4,577

Total current liabilities	29,503
Other long-term liabilities	1,312

Total liabilities	30,815

Net tangible liabilities	$(5,382)

The identifiable intangible assets consist primarily of $18,200 for developed technology, and $9,200 for customer relationships, and $2,000 for trademarks and tradenames and are being amortized over their estimated useful lives. The weighted average total amortization period is approximately five years, and the weighted average amortization period for developed technology and customer relationships is approximately 4 years and 7 years respectively.

Goodwill of $37,370 was recorded as a result of consideration paid in excess of the fair value of net tangible liabilities and intangible assets acquired, principally due to the fair value of the revenue expected to be derived from future products and the value of the workforce acquired. Goodwill will not be amortized, but will be reviewed periodically for potential impairment. No amount of goodwill is expected to be deductible for tax purposes. The goodwill has been assigned to the Control Room and Signage segment.

This purchase price allocation is preliminary and a final determination of any required purchase accounting adjustments will be made once the final analysis of the total purchase cost is completed. The final analysis is primarily pending finalization of estimated involuntary termination and facility related costs.

Note 3 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Dec. 29, 2006	Sept. 29, 2006
	(Unaudited)
Raw materials	$16,702	$12,860
Work in process	4,034	2,640
Finished goods	31,606	34,024

	$52,342	$49,524

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

	Three months ended
	Dec. 29, 2006	Dec. 30, 2005
Research and development expense	$3,142	$2,542
Contract funding	—	(9)

Research and development, net	$3,142	$2,533

Note 5 - IMPAIRMENT AND RESTRUCTURING CHARGES

Restructuring charges in the three month periods ended December 29, 2006 were the result of a cost reduction plan, adopted during the first quarter of fiscal 2007. These charges of $1,494 primarily related to severance benefits. Restructuring charges in the three month period ended December 30, 2005 were the result of the termination of the Company’s former Chief Operating Officer. These charges of $347 relate primarily to severance benefits, and include $51 for the acceleration of stock options. The impairment charge in the three month period ended December 29, 2006 was $131 which was for tooling of a product line that was discontinued.

During the first quarter of fiscal 2007, the Company adopted a cost reduction plan, including the termination of employment of 29 employees who performed primarily engineering, sales, marketing and administrative functions. Restructuring charges of $1,494, primarily related to severance benefits, were recorded pursuant to this plan.

The restructuring charges previously incurred affected the Company’s financial position as follows:

Accrued Compensation
Balance as of September 29, 2006	$360
Additional charges	1,494
Cash paid out	(183)

Balance as of December 29, 2006	$1,671

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

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 29, 2006	3,352,974	11.16
Granted	16,500	11.30
Exercised	(49,053)	5.45
Canceled	(529,586)	19.26

Options outstanding at December 29, 2006	2,790,835	$10.04

The total pretax intrinsic value of options exercised during the three months ended December 29, 2006 and December 30, 2005 was $306 and $127, respectively. The total fair value of options vested during the three months ended December 29, 2006 and December 30, 2005 was $1,245 and $32, respectively.

In the three months ended December 29, 2006, and December 30, 2005, the amount of cash received for the exercise of options was $262 and $24, respectively, and the corresponding tax benefit related to option exercises for the same time periods was $27 and $62, respectively. In the three months ended December 29, 2006 and December 30, 2005 the tax benefit related to stock option expense was $288 and $144, respectively.

The following table summarizes information about stock options outstanding at December 29, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Weighted Number Outstanding at 12/29/06	Average of Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000’s)	Number of Shares Exercisable at 12/29/06	Average of Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000’s)
$ 0.03–$ 31.50	2,790,835	6.4	$10.04	$4,832	1,709,888	4.9	$10.51	$3,876

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.67 as of December 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 29, 2006, 1,956,231 outstanding options were exercisable, and the weighted average exercise price was $12.57.

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

Information regarding these restricted stock grants is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 29, 2006	428,849	$10.60
Granted	12,000	11.80
Vested	(42,225)	9.14
Canceled	(225)	13.50

Restricted stock outstanding at December 29, 2006	398,399	$11.11

The tax benefit related to the vested restricted stock for the three month periods ending December 29, 2006 was $14. For the three month period ending December 30, 2005, no restricted stock vested. The tax benefit related to restricted stock expense was $153 and $152 for the three month periods ending December 29, 2006 and December 30, 2005, respectively.

Employee Stock Purchase Plan

In fiscal 2005, the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85 percent of the fair market value at specific dates. At December 29, 2006, 244,496 shares remain available for purchase through the plan and there were 590 employees eligible to participate in the plan, of which 102 or 17% were participants. There were no purchases made in the first quarter of fiscal 2007 or 2006. The fair value of the purchase rights was estimated on the first day of the offering period using the Black-Scholes option pricing model. In the first quarter of fiscal 2007, the risk free interest rate was 4.8%, the expected dividend yield was 0%, the expected lives were 0.5 years, and the expected volatility was 40%.

Valuation and Expense Information under FAS 123(R)

On October 1, 2005, the Company adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The following table summarizes share based compensation expense related to share based payment awards, and employee stock purchases under FAS 123(R) for the quarters ended December 29, 2006 and December 30, 2005, which was allocated as follows:

	Three Months Ended Dec. 29, 2006	Three Months Ended Dec.30, 2005
Cost of sales	$103	$41
Research and development	111	31
Sales and marketing	496	115
General and administrative	405	513
Restructuring	—	51

Share based compensation expense included in operating expenses	1,012	710

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases	1,115	751
Tax benefit	440	276

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases, net of tax	$675	$475

Stock based compensation expense related to restricted stock recognized in the Company’s Consolidated Statement of Operations for the three month periods ended December 30, 2006 and December 29, 2005 was $387 and $386, respectively.

As of December 29, 2006, total future compensation expense related to nonvested stock options and restricted stock is expected to be $4,302 and $3,287, respectively. This expense is anticipated to be recognized through the fourth quarter of fiscal 2010.

Upon adoption of FAS 123(R), the Company continued its methodology of calculating the value of employee stock options on the date of grant using the Black-Scholes model.

The use of a Black-Scholes model requires the use of estimates of employee exercise behavior data and other assumptions including expected volatility, risk-free interest rate, and expected dividends. There were 16,500 options granted during the three months ending December 29, 2006. The total value of options granted during the three months ending December 29, 2006 was $76. The weighted average fair value of options granted during the three months ending December 29, 2006 was $4.63, per share, using the Black-Scholes model with the following assumptions:

	Three Months Ended Dec. 29, 2006	Three Months Ended Dec. 30, 2005
Risk free interest rate	4.8%	4.0%
Expected dividend yield	—	—
Expected lives (in years)	4.05	4.3
Expected volatility	45.0%	59.2%

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

As share based compensation expense recognized in the Consolidated Statement of Operations for first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience.

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the three months ended December 29, 2006 were 17,133,000. No incremental shares were included in the calculation of diluted net income per share for the three month period ended December 29, 2006 as to do so would be antidilutive. Basic and diluted shares outstanding for the three months ended December 30, 2005 were 14,782,000 and 14,845,000 shares, respectively. Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Note 8 - COMPREHENSIVE INCOME

Comprehensive loss was $516 for the quarter ended December 29, 2006 and comprehensive income was $1,184 for the quarter ended December 30, 2005.

Note 9 - BUSINESS SEGMENTS

The Company is organized based on various display businesses, primarily specialty displays. Under this organizational structure, the Company operates in four main segments: Medical, Industrial, Commercial, and Control Room and Signage. The Medical segment derives revenue primarily from digital imaging systems for radiology. The Industrial segment derives revenue primarily through the development and marketing of electroluminescent displays (EL), liquid crystal displays and color active matrix liquid crystal displays used in specialty applications. The Commercial segment derives revenue primarily through the marketing of LCD desktop monitors, other touch displays, televisions, screens and projectors that are sold through distributors to end users and includes revenues from the Company’s Home Theater start up business. The Control Room and Signage segment derives revenue primarily through the marketing of scalable video-wall displays and a line of large area flat screen digital signage monitors and software that are sold through distributors and directly to end users.

Effective September 30, 2006 the Company changed the presentation of the Medical and Industrial segments. Certain revenues, which primarily relate to EL products sold for Medical applications, which were previously presented under the Medical segment, have been moved to the Industrial segment. Prior year amounts have been reclassified to conform to the current year segment presentation.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Operating income (loss) from the business units includes specifically identifiable costs related to research and development, product development, sales and marketing directly associated with each of the business units. Product development expenses are specifically identified by segment. Marketing and sales expenses are specifically identified by segment. Corporate expenses consist of expenses that are not directly associated with a particular segment and include general research expense, general marketing expense, finance and administration expense, human resources expense, information systems expense, restructuring and impairment charges, and acquisition related costs. Stock based compensation has been included as a corporate expense as this information has not been included in the internal information provided to the chief operating decision-maker. Depreciation, interest expense, interest income, other non-operating items and income taxes by segment are not included in the internal segment information provided to the chief operating decision-maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to external customers below.

	Three months ended
	Dec. 29, 2006	Dec. 30, 2005
Net sales to external customers (by segment):
Medical	$10,332	$11,446
Industrial	16,510	20,276
Commercial	19,230	25,427
Control Room and Signage	18,837	—

Total sales	$64,909	$57,149

Operating income (loss):
Medical	$1,510	$620
Industrial	4,624	5,133
Commercial	(138)	1,453
Control Room and Signage	1,055	—
Corporate	(10,039)	(5,222)

Income from Operations	$(2,988)	$1,984

Note 10 - GUARANTEES

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 60 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

	Three Months Ended
	Dec. 29, 2006	Dec. 30, 2005
Balance as of beginning of period	$3,691	$2,932
Cash paid for warranty repairs	(1,171)	(815)
Provision for current period sales	1,508	1,109

Balance as of end of period	$4,028	$3,226

NOTE 11 - LONG-TERM DEBT

The Company entered into a $50 million credit agreement in December 2003, which replaced the Company’s prior credit agreement. The Company had no borrowings outstanding as of December 29, 2006 and September 29, 2006. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges, costs associated with exit or disposal activities, and stock based compensation, are added back to net income in the calculation of EBITDA. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. Effective September 30, 2005, the credit agreement was amended to reduce the minimum EBITDA for the four fiscal quarters prior to the date of determination from $12.5 million to $9.0 million, and to alter the available borrowing level based upon the Company’s EBITDA. The Company may borrow up to $20 million if EBITDA is less than $15 million, the Company may borrow up to $35 million if EBITDA is between $15 million and $20 million, and the Company may borrow up to $50 million if EBITDA is $20 million or above.

It em 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended September 29, 2006.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the possibility that the acquisition of Clarity Visual Systems will create difficulties in the integration of the operations, employees, strategies, and technologies. In addition, actual results may vary materially based on changes or lower growth in the digital signage and/or command and control display markets; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions, changes in the flat-panel monitor industry, unexpected difficulties in penetrating the Home Theater Market; changes in customer demand or ordering patterns, changes in the competitive environment including pricing pressures or technological changes, continued success in technological advances, shortages of manufacturing capacities from our third party partners, final settlement of contractual liabilities, balance sheet changes related to updating certain estimates required for the purchase accounting treatment of the Clarity acquisition; future production variables impacting excess inventory and other risk factors described under Item 1A. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

Product Warranties. The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance over a specified period of time, generally between 12 and 60 months, at no cost to the Company’s customers. The Company’s policy is to establish warranty reserves at levels that represent its estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. The Company believes that its recorded liabilities are adequate to cover its future cost of materials, labor and overhead for the servicing of its products. If product failure rates, or material or service delivery costs differ from the Company’s estimates, its warranty liability would need to be revised accordingly.

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

As required by these rules, the Company performs an impairment review of goodwill annually or earlier if indicators of potential impairment exist. This annual impairment review will be completed during the second quarter of fiscal year 2007, and the results are not yet known. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the relevant segments as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses become unfavorable, revenue and cost forecasts may not be achieved and the Company may incur charges for impairment of goodwill.

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

Stock based Compensation Expense. On October 1, 2005, the Company adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share based payment awards made to our employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Upon adoption of FAS 123(R), the Company maintained its method of valuation of share based awards using the Black-Scholes option pricing model, which has historically been used for the purpose of the pro forma financial information in accordance with FAS 123. The determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards. The Company estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience. As stock based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. If factors change and we employ different assumptions in the application of FAS 123(R) in future periods, the compensation expense that we record under FAS 123(R) may differ significantly from what we have recorded in the current period.

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

Recent Accounting Pronouncements

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement will be effective for the Company for the fiscal year ending 2009. The company has not yet determined the impact that adoption of this will have on the financial statements.

BUSINESS ACQUISITIONS

In September 2006, the Company completed the acquisition of Clarity Visual Systems, Inc. (“Clarity”). Clarity is engaged in the design, development, manufacturing, marketing, distribution, support, and maintenance of large-screen display systems for entertainment, business, and retail market applications. As a result of the acquisition, the Company is able to broaden its product offerings in the specialized display market segments. The acquisition was accounted for as a purchase and, accordingly, the operations of Clarity have been included in the consolidated financial statements from the date of acquisition. The total consideration paid was $56.1 million which consisted of cash of $21.9 million, $18.2 million in common stock, stock options assumed which were valued at $3.7 million and closing and restructuring costs of $11.4 million. See Note 2 – Business Acquisitions in the Notes to Consolidated Financial Statements which is included in Item 1 – Financial Statements in this report.

Results Of Operations

Overview

Our results for the first quarter of 2007 exceeded our expectations. Quarterly sales were $64.9 million in the first quarter of 2007 as compared to sales of $57.1 million in the first quarter of 2006. Net loss per share was $0.08 in the first quarter of 2007 as compared to net income per diluted share of $0.10 in the first quarter of 2006. Net loss was $1.4 million in the first quarter of 2007 as compared to net income of $1.5 million in the first quarter of 2006. The increase in sales in the first quarter of 2007 was primarily due to additional revenues provided by the Company’s new business segment Control Room and Signage. Net loss in the first quarter of 2007 was attributed to increased operating expenses, other acquisition related charges and increased expense related to amortization of identifiable intangible assets, all as a result of the acquisition of Clarity Visual Systems, Inc (Clarity), and impairment and restructuring charges related to cost reduction plan adopted this quarter. Net income in the first quarter of 2006 was positively impacted by increased margins in the Commercial segment, reduced operating expenses due to cost containment measures taken in the prior year, and greater interest income resulting from increased cash balances and interest rates in the first quarter of 2006.

In the Commercial segment, sales decreased by $6.2 million to $19.2 million in the first quarter of 2007 from $25.4 million in the first quarter of 2006 as a result of lower sales volume of the Commercial segment products and lower overall sales prices of such products, offset by an increase in sales related to Home Theater products which did not exist in the first quarter of 2006. Operating income in the Commercial segment decreased to a $0.1 million loss in the first quarter of 2007 from operating income of $1.5 million in the first quarter of 2006. The operating loss was primarily due to expenses associated with the start up of the Home Theater Business products.

In the Medical segment, sales decreased by $1.1 million to $10.3 million in the first quarter of 2007 from $11.4 million in the first quarter of 2006. Medical sales decreased due primarily to lower sales in Digital Imaging (DI) products and patient monitors. Operating income in the Medical segment increased to $1.5 million in the first quarter of 2007 as compared to operating income of $0.6 million in the first quarter of 2006, due primarily to increased gross margins and decreased operating expenses for the first quarter of 2007 compared to the first quarter in 2006.

In the Industrial segment, sales decreased by $3.8 million to $16.5 million in the first quarter of 2007 from $20.3 million in the first quarter of 2006. The decrease was primarily due to certain products in the Industrial segment which reached the end-of-life stage in previous periods and resulted in lower revenues as compared to the same period in the prior year. Operating income in the Industrial segment decreased to $4.6 million in the first quarter of 2007 as compared to $5.1 million in the first quarter of 2006, as a result of lower sales compared to the same period in the prior year.

Sales in the Control Room and Signage segment were $18.8 million in the first quarter of 2007. The addition of the Control Room and Signage segment was a result of the Company’s acquisition of Clarity in the fourth quarter of 2006. Operating income in the Control Room and Signage segment was $1.1 million in the first quarter of 2007.

Sales

The Company’s sales of $64.9 million in the first quarter of 2007 increased $7.8 million or 13.6% as compared to $57.1 million in the first quarter of 2006. The increase in sales was primarily due to $18.8 million in additional revenues provided by the Company’s new business segment, Control Room and Signage, which was offset by decreases in revenues in the other three segments. Sales in the Medical segment decreased $1.1 million or 9.7% to $10.3 million in the first quarter of 2007 from $11.4 million in the same period of 2006. Medical sales decreased due primarily to lower sales volume of DI products and patient monitors in the first three months of 2007 as compared to the prior period. In the first quarter of 2007, DI sales decreased 7.0% and non-Digital Imaging product sales decreased 37.9% compared to the first quarter of 2006. Industrial segment sales decreased $3.8 million or 18.6% to $16.5 million compared to $20.3 million in the same period of 2006. The decrease in Industrial sales was primarily due to certain products in the Industrial segment which reached the end-of-life stage in previous periods and resulted in lower revenues as compared to the same period in the prior year. Sales in the Commercial segment decreased $6.2 million or 24.4% to $19.2 million in the first quarter of 2007 from $25.4 million in the same period of 2006. This decrease in the Commercial segment was due to lower sales volume of flat panel monitors and lower overall selling prices of such products. Average selling prices of Commercial segment products decreased approximately 17.1% resulting in a $3.7 million decrease in revenue, and volumes decreased approximately 16.3% resulting in a $3.4 million decrease in revenue. The overall decrease in Commercial segment sales was offset by an increase from Home Theater products sales during the first three months of 2007, which did not exist in the first three months of 2006.

International sales increased $5.7 million or 43.8% to $18.7 million in the first quarter of 2007 as compared to $13.0 million in the same quarter of the prior year. As a percentage of total sales, international sales increased to 28.8% in the first quarter of 2007 as compared to 22.8% in the first quarter of the prior year. A portion of the increase in international sales was due to increased international sales from Control Room and Signage segment which did not exist in the first quarter of 2006. In addition, since the Commercial segment does not actively market or sell many of its products outside of North America, international sales represent predominately the Medical, Industrial, and Control Room and Signage segments, and therefore the remaining cause of the increase in percentage of international sales in the three month period ended December 29, 2006 as compared to the same period in the prior year was due to additional international sales from the Control Room and Signage segment.

Gross Profit

The Company’s gross profit as a percentage of sales increased to 28.4% in the first quarter of 2007 from 25.0% in the first quarter of 2006. The improvement of gross margin was driven primarily by the addition of higher margin sales from the Control Room and Signage segment, improved gross margins from the Company’s Industrial products as well as fewer sales of lower margin flat panel desktop monitors in the Company’s Commercial segment.

Research and Development

Research and development expenses increased $0.6 million or 24.0% to $3.1 million in the first quarter of 2007 from $2.5 million in the same quarter of the prior year. The three month increase was primarily due to increased spending as a result of the acquisition of Clarity in the fourth quarter of 2006, resulting in higher spending, headcount, product development, and share based compensation expenses. As a percentage of sales, research and development expenses increased to 4.8% in the first quarter of 2007 as compared to 4.4% in the same quarter of the prior year.

Sales and Marketing

Sales and marketing expenses increased $4.0 million or 77.4% to $9.3 million in the first quarter of 2007 as compared to $5.2 million in the same quarter of the prior year. This increase was primarily due to increased spending as a result of the acquisition of Clarity in the fourth quarter of 2006, resulting in higher spending, headcount and share based compensation expense. The increase was offset in part by lower Company wide spending as a result of the restructuring charge taken in the second quarter of 2006. As a percentage of sales, sales and marketing expenses increased to 14.2% in the first quarter of 2007 from 9.1% in the same quarter of the prior year for the same reasons as noted above.

General and Administrative

General and administrative expenses increased $1.3 million or 33.1% to $5.4 million in the first quarter of 2007 from $4.1 million in the same period of the prior year. The increase in general and administrative expense was due to increased spending as a result of the acquisition of Clarity in the fourth quarter of 2006, resulting in higher headcount and higher performance and share based compensation expense. The increase was offset in part by lower Company wide spending as a result of the restructuring charge taken in the second quarter of 2006. As a percentage of sales, general and administrative expenses increased to 8.3% in the first quarter of 2007 from 7.1% in the same period of the prior year for the same reasons noted above.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets increased to $1.7 million in the first quarter of 2007 from $0.1 million in the same period of the prior year. The increase in amortization expense was due to the addition of $29.5 million of intangible assets acquired in the fourth quarter of 2006 as a result of the acquisition of Clarity. The identifiable intangible assets consist primarily of $18.2 million for developed technology, $9.2 million for customer relationships, and $2.0 million for trademarks and tradenames which are being amortized over their estimated useful lives of four to seven years.

Impairment and Restructuring Charges

Restructuring charges of $1.5 million in the first quarter of 2007 are composed of severance benefits resulting from a cost reduction plan adopted by the Company during the first quarter of 2007, which includes the termination of employment of certain employees who perform primarily engineering, sales, marketing and administrative functions. Restructuring charges of $0.3 million in the first quarter of 2006 are composed of severance benefits resulting from the termination of employment of the Company’s former Chief Operating Officer. The impairment charge in the first quarter of 2007 was $0.1 million which was for tooling of a product line that was discontinued. There was no impairment charge in the first quarter of 2006.

Acquisition Related Costs

Acquisition related costs of $0.3 million in the first three months of 2007 consist of one time incremental costs associated with the acquisition which were not included in the purchase consideration or not capitalizable as property, plant or equipment, which resulted directly from the acquisition.

Total Operating Expenses

Total operating expenses increased $9.1 million or 73.9% to $21.4 million in the first quarter of 2007 from $12.3 million in the same period a year ago. The increase in operating expenses was due to increases in all categories of operating expenses primarily due to increased spending as a result of the acquisition of Clarity. As a percentage of sales, operating expenses increased to 33.0% in the first quarter of 2007 from 21.5% in the same quarter of the prior year.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign exchange gain or loss and other income or expense. Net interest income increased $0.1 million in the first quarter of 2007 as compared to the same period of the prior year due to higher returns as a result of higher interest rates on lower cash balances offset by lower interest expense as compared to the same quarter in the prior year.

Foreign currency exchange gains and losses are caused by timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Gains or losses on foreign currency also result from reflecting existing foreign exchange forward contracts at market value. Foreign currency gains and losses amounted to a gain of $0.2 million in the first quarter of 2007 as compared to a loss of $0.3 million in the same period of the prior year.

The Company currently realizes approximately one-fourth of its revenue outside the United States. The functional currency of the Company’s primary foreign subsidiaries is the Euro which must be translated to U.S. Dollars for consolidation. The Company hedges its Euro exposure with foreign exchange forward contracts. The Company believes that this hedging mitigates the risks associated with foreign currency fluctuations.

Provision for Income Taxes

The Company’s effective tax rate for the three months ended December 29, 2006 was 37.5%, compared to 34% for the same period in the prior year. The difference between the effective tax rate and the federal statutory tax rate is due to state income taxes and the effects of the Company’s foreign tax rates.

Net income

In the first quarter of fiscal 2007 net loss was $1.4 million or $0.08 per share. In the same quarter of the prior year, net income was $1.5 million or $0.10 per diluted share.

Liquidity and Capital Resources

Net cash used by operating activities was $4.9 million in the first quarter of 2007, as compared to $7.0 million provided by operating activities in the first quarter of 2006. The net cash used by operations in the first quarter of 2007 related primarily to net loss, an increase in accounts receivable and inventory, and a decrease in accounts payable, which were offset by an increase in other current liabilities and non-cash reconciling items for depreciation and amortization expense, share based compensation and impairment and restructuring charges.

Working capital increased $2.7 million to $83.6 million at December 29, 2006 from $80.9 million at September 29, 2006. Total current assets decreased $1.0 million in the first quarter of fiscal 2007. Cash and cash equivalents decreased $7.6 million due primarily to the reasons noted above. Accounts receivable increased $3.2 million due to the increase in revenues and timing of shipments. Inventories increased $2.8 million due primarily to purchases made to support anticipated demand in the Control Room and Signage segment. Other current assets increased $0.5 million due to the timing of payments related to prepaid insurance. Accounts payable decreased $6.2 million due to timing of payment to vendors. Other current liabilities increased $3.5 million in the first quarter of fiscal 2007 due to increases in taxes payable and the accrual of severance related to the restructuring activities.

During the first quarter of 2007, cash of $1.5 million was used to purchase property, plant and equipment. These capital expenditures primarily related to new computer hardware and software applications and the consolidation of facilities related to the acquisition.

The Company entered into a $50 million credit agreement in December 2003, which replaced the Company’s prior credit agreement. The Company had no borrowings outstanding as of December 29, 2006 and September 29, 2006. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges, costs associated with exit or disposal activities, and stock based compensation, are added back to net income in the calculation of EBITDA. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. The Company was in compliance with these covenants as of December 29, 2006 and September 29, 2006. Effective September 30, 2005, the credit agreement was amended to reduce the minimum EBITDA for the four fiscal quarters prior to the date of determination from $12.5 million to $9.0 million, and to alter the available borrowing level based upon the Company’s EBITDA. The Company may borrow up to $20 million if EBITDA is less than $15 million, the Company may borrow up to $35 million if EBITDA is between $15 million and $20 million, and the Company may borrow up to $50 million if EBITDA is $20 million or above.

The Company entered into a capital lease during 2002 for leasehold improvements in its new offices. As a result of the acquisition of Clarity, the Company assumed existing capital leases. The total minimum lease payments are $1.7 million which are payable over seven years. The Company believes its existing cash and investments, together with cash generated from operations and existing borrowing capabilities will be sufficient to meet cash requirements for the foreseeable future.

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

The Euro is the functional currency of the Company’s European subsidiaries. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained open contracts of approximately $17.4 million as of December 29, 2006. If rates shifted dramatically, the Company believes it would not be impacted materially. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective There were no significant changes, except as noted below, in the Company’s internal controls or in other factors during the quarter ended December 29, 2006 that could significantly affect our internal controls over financial reporting.

We acquired Clarity Visual Systems, Inc. during September 2006. We have excluded Clarity from our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2006. Clarity’s internal controls over financial reporting were associated with total assets of $64,882 excluding goodwill of $37,370 and revenues of $18,837. The Company has been working through the integration of the Clarity acquisition, and additional work remains relating to integrating business systems and global manufacturing and validating internal control processes over accounting transactions and export control. The Company believes that these reviews and activities should be completed by the fourth quarter of the current fiscal year.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending, material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 1A.	Risk Factors

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

Market conditions were characterized by rapid declines in end user pricing during portions of 2005, 2006, and 2007. Such declines cause the company’s inventory to lose value and trigger price protection obligations for channel inventory. Supply and pricing of LCD panels has been very volatile and will likely be in the future. This volatility, combined with lead times of five to eight weeks, may cause us to pay too much for products or suffer inadequate product supply.

We do not have long-term agreements with our resellers, who generally may terminate our relationship with 30- to 60-days notice. Such action by our resellers could substantially harm our operating results in this segment.

The Commercial segment has seen tremendous growth and volatility since we entered the market in fiscal 2001. Revenue from commercial products grew to $121.8 million in fiscal 2004, and decreased to $102.2 million and $85.3 in fiscal 2005 and 2006, respectively. This revenue could continue to decrease due to competition, alternative products, pricing changes in the marketplace and potential shortages of products which would adversely affect our revenue levels and our results of operations. In addition, strategic changes made by the Company’s management could result in reduced revenue for the commercial segment. This segment absorbs a portion of the Company’s fixed costs. If this segment was discontinued or substantially reduced in size, it may not be possible to eliminate all of the fixed overhead costs that are allocated to the segment. If that were the case, a portion of the allocated fixed costs would have to be absorbed by the other segments, potentially adversely affecting our overall financial performance.

Future operating results of Planar could be adversely affected as a result of purchase accounting treatment and the impact of amortization and impairment of intangible assets and stock compensation expense relating to the acquisition of Clarity.

In accordance with accounting principles generally accepted in the United States, Planar has accounted for the acquisition using the purchase method of accounting. In addition, we expect Planar will incur large, ongoing expenses resulting from the amortization of intangible assets, including but not limited to purchased developed technology, trademarks and trade names, and customer relationships. Under the purchase method of accounting, Planar has recorded the cash paid and the market value of the Planar capital stock issued in connection with the acquisition, the fair value of the options to purchase Planar common stock and the amount of direct transaction costs as the cost of acquiring the business of Clarity. Planar allocated the cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as developed acquired technology, acquired trademarks and trade names and acquired customer relationships), based on their respective fair values at the date of the completion of the acquisition.

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

The Company believes that it may incur charges to operations, which are not currently reasonably estimable, in subsequent quarters following the acquisition associated with integration of Clarity. If the benefits of the acquisition do not exceed the costs associated with the acquisition and integration, Planar’s financial results could suffer and the market price of Planar’s common stock could decline.

The Company may not be successful in our effort to enter new markets with new products.

The Company has entered the home theater display market and the commercial projector market with new products. These are products and markets that have not been part of our business in the past and we may not execute our plans for these products and markets successfully. Failure to do so could adversely affect our business, financial condition and results of operations.

Shortages of components and materials may delay or reduce the Company’s sales and increase our costs.

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

Changes in internal controls or accounting guidance could cause volatility in the Company’s stock price.

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

After the acquisition, Planar and Clarity, each of which had previously operated independently of the other, will need to successfully integrate their respective operations. Successful integration will require significant efforts by Planar, including the coordination of product plans, research and development, sales and marketing efforts, management styles and expectations, and general and administration activities. The challenges involved in integrating the two businesses include, but are not limited to, the following:

•	retaining and integrating management and other key employees of each of Planar and Clarity to pursue the business objectives of Planar;

•	consolidating product plans and coordinating research and development activities to permit efficient time-to-market introductions and time-to-volume production for new products and technologies;

•	integrating manufacturing operations in multiple locations;

•	integrating purchasing and procurement operations in multiple locations;

•	integrating sales efforts so that customers can do business easily with Planar

•	transitioning all facilities to common accounting and information technology systems;

•	developing and maintaining uniform standards, controls, procedures and policies;

•	maximizing efficiency of operations by eliminating redundant functions, centralizing functions in appropriate locations to the extent possible and discontinuing unprofitable lines of business; and

•	controlling the costs associated with integration

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

The Company faces intense competition.

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

Sales representatives, vendors and others doing business with us may experience uncertainty about their future role with Planar or may elect not to continue doing business with Planar, or may seek to modify the terms under which they do business in ways that are less attractive, more costly, or otherwise damaging to the business of Planar. Similarly, Planar employees may experience uncertainty about their future role with Planar until or after strategies with regard to Planar are announced or executed. This may adversely affect Planar’s ability to attract and retain key management, marketing and technical personnel. The loss of a significant group of key technical personnel would seriously harm the product development efforts of Planar. The loss of key sales personnel could cause Planar to lose relationships with existing customers, which could cause a decline in the sales of Planar.

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

The market price of our common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing price of our stock ranged from $8.23 to $17.59. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

The company has intangible assets recorded on the balance sheet, which relate primarily to developed technology, trademarks and trade names and customer relationships. The value of intangible assets represents our estimate of the net present value of future cash flows which can be derived from the intangibles asset over time, and is amortized over the estimated useful life of the underlying assets. The estimated future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required.

In addition, goodwill has been recorded which relates to the Medical segment and to the acquisition of the Control Room and Signage business. Goodwill is not amortized, but is evaluated annually, or when indicators of potential impairment exist. If the expected future cash flows decline, a reduction in the value of goodwill will be required, such as the reduction in value incurred in the fourth quarter of 2005.

Our efforts to develop new technologies may not result in commercial success.

Our research and development efforts with respect to new technologies may not result in market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, cost issues, yield problems and other factors. Even when we successfully complete a research and development effort with respect to a particular technology, we may fail to gain market acceptance due to:

•	inadequate access to sales channels;

•	superior products developed by our competitors;

•	price considerations;

•	ineffective market promotions and marketing programs; and

•	lack of market demand for the products.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.	Other Information

Executive Compensation

At a meeting on November 14, 2006, the Compensation Committee (the “Committee”) of the Company’s Board of Directors set base salaries for fiscal year 2007 and determined cash bonus amounts for fiscal year 2006 for the Company’s named executive officers as identified in the Company’s Proxy Statement dated January 16, 2007.

Base Salaries for Fiscal 2007

Name	Position	Base Salary Amount
Gerald K. Perkel	President and Chief Executive Officer	$450,000
Scott Hildebrandt	Vice President and Chief Financial Officer	$275,000
Douglas K. Barnes	Vice President and General Manager, Industrial Business Unit	$250,000
John J. Ehren	Vice President, Global Operations	$220,000
Patrick Herguth	Vice President and General Manager, Medical Business Unit	$220,000

Bonuses for Fiscal 2006

Name	Position	2006 Bonus Amount
Gerald K. Perkel	President and Chief Executive Officer	$479,106
Scott Hildebrandt	Vice President and Chief Financial Officer	$146,088
Douglas K. Barnes	Vice President and General Manager, Industrial Business Unit	$135,734
John J. Ehren	Vice President, Global Operations	$116,991
Patrick Herguth	Vice President and General Manager, Medical Business Unit	$120,667

Building Lease

On December 27, 2006, the Company entered into a lease agreement (the “Lease”) with S/I Techpointe Commons, LLC to lease 61,309 square feet. The lease has a term of 5 years with an option to extend for an additional five years. The foregoing description of the Lease does not purport to be complete and is qualified in its entirety by reference to the Lease, a copy of which is filed herewith as Exhibit 10.1.

Item 6.	Exhibits.

(a)

10.1	Lease agreement dated as of December 27, 2006 between Techpointe Commons and Planar Systems, Inc.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC.
(Registrant)

DATE: February 7, 2007	/s/ SCOTT HILDEBRANDT
Scott Hildebrandt
Vice President and
Chief Financial Officer