Form 10-Q
period 2007-03-30
PLANAR SYSTEMS INC
filed 2007-05-09
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended March 30, 2007

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

Number of common stock outstanding as of May 4, 2007

17,454,800 shares, no par value per share

PLANAR SYSTEMS, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	Mar. 30, 2007	Mar. 31, 2006	Mar. 30, 2007	Mar. 31, 2006
Sales	$54,589	$52,880	$119,498	$110,029
Cost of sales	41,740	37,936	88,232	80,793

Gross profit	12,849	14,944	31,266	29,236
Operating expenses:
Research and development, net	3,897	2,502	7,040	5,035
Sales and marketing	8,712	4,812	17,964	10,026
General and administrative	4,746	5,033	10,158	9,100
Amortization of intangible assets	1,650	147	3,300	294
Acquisition related costs	417	—	739	—
Impairment and restructuring charges	—	156	1,625	503

Total operating expenses	19,422	12,650	40,826	24,958

Income (loss) from operations	(6,573)	2,294	(9,560)	4,278
Non-operating income (expense):
Interest, net	368	613	967	1,132
Foreign exchange, net	(10)	134	179	(147)
Other, net	(5)	(11)	(24)	(22)

Net non-operating income (expense)	353	736	1,122	963

Income (loss) before income taxes	(6,220)	3,030	(8,438)	5,241
Provision (benefit) for income taxes	(2,333)	1,030	(3,165)	1,782

Net income (loss)	$(3,887)	$2,000	$(5,273)	$3,459

Basic net income (loss) per share	$(0.22)	$0.13	$(0.31)	$0.23
Average shares outstanding—basic	17,336	15,147	17,234	14,964
Diluted net income (loss) per share	$(0.22)	$0.13	$(0.31)	$0.23
Average shares outstanding—diluted	17,336	15,469	17,234	15,156

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	Mar. 30, 2007	Sept. 29, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,558	$48,318
Accounts receivable, net	29,134	31,961
Inventories	56,386	49,524
Other current assets	13,215	13,837

Total current assets	139,293	143,640
Property, plant and equipment, net	10,126	10,880
Goodwill	49,160	51,996
Intangible assets	29,165	32,465
Other assets	9,465	6,021

	$237,209	$245,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,132	$25,674
Current portion of capital leases	357	493
Deferred revenue	5,556	6,326
Other current liabilities	27,036	30,237

Total current liabilities	55,081	62,730
Long-term capital leases, less current portion	940	1,044
Other long-term liabilities	14,611	13,653

Total liabilities	70,632	77,427
Shareholders’ equity:
Common stock	165,193	161,538
Retained earnings	4,864	10,270
Accumulated other comprehensive loss	(3,480)	(4,233)

Total shareholders’ equity	166,577	167,575

	$237,209	$245,002

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(unaudited)

	Six months ended
	Mar. 30,2007	Mar. 31,2006
Cash flows from operating activities:
Net income (loss)	$(5,273)	$3,459
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,765	3,788
Impairment and restructuring charges	1,625	503
Share based compensation	2,181	2,079
Deferred taxes	—	(403)
Excess tax benefit of share based compensation	(861)	(1,260)
Decrease in accounts receivable	3,437	1,075
Increase in inventories	(6,143)	(748)
Decrease in other current assets	993	753
Decrease in accounts payable	(3,721)	(5,635)
Increase in deferred revenue	367	(498)
(Decrease) in other current liabilities	(252)	2,793

Net cash provided by (used in) operating activities	(1,882)	5,906
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,863)	(540)
Cash Paid for acquisition, net of cash acquired	(3,568)	—
Maturity of short-term investments	—	13,000
Increase in long-term assets	(213)	(69)

Net cash provided by (used) in investing activities	(7,644)	12,391
Cash flows from financing activities:
Payments of capital lease obligations	(144)	(110)
Value of shares withheld for tax liability	(133)	(916)
Excess tax benefit of share based compensation	861	1,260
Net proceeds from issuance of capital stock	1,204	2,687

Net cash provided by (used in) financing activities	1,788	2,921
Effect of exchange rate changes	(22)	(92)

Net increase (decrease) in cash and cash equivalents	(7,760)	21,126
Cash and cash equivalents at beginning of period	48,318	52,185

Cash and cash equivalents at end of period	$40,558	$73,311

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

Note 2 – BUSINESS ACQUISITIONS

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

The acquisition was accounted for by the purchase method of accounting, in accordance with SFAS 141, “Business Combinations”. The Company obtained a third party valuation study to estimate the fair value of the acquired intangible assets. The Company began to consolidate the financial results of Clarity on September 13, 2006. The purchase price for accounting purposes was derived as follows:

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

Acquisition related costs include approximately $8,200 of estimated costs associated with the restructuring of the pre-acquisition activities of Clarity Visual Systems, Inc. Restructuring costs are primarily comprised of costs related to excess employees and facilities. Estimated costs were based upon a plan that was committed to by management during the fourth quarter of 2006. Restructuring costs have been accounted for under Emerging Issues Task Force Issues No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3) and have been recognized as a liability assumed in the purchase business combination. Changes, if any, in our estimate as a result of execution of the approved plan will be recorded as an adjustment to goodwill within one year of the acquisition date and to the results of operations thereafter. The Company anticipates that actions related to the above activities will be completed before or during the fourth quarter of fiscal 2007.

The total purchase price of the acquisition was allocated as follows:

Net tangible liabilities acquired	$(2,568)
Intangible assets	29,500
Goodwill	34,556
Deferred tax liabilities	(5,334)

Total	$56,154

The net tangible liabilities are comprised of the following:

Cash	$2,965
Accounts receivable	9,445
Inventories	10,353
Other current assets	1,881

Total current assets	24,644

Property, plant and equipment	487
Other assets	302

Total Assets	25,433

Accounts payable	9,122
Accrued expenses	4,654
Current portion of long term debt and capital leases	11,150
Other current liabilities	1,763

Total current liabilities	26,689
Other long-term liabilities	1,312

Total liabilities	28,001

Net tangible liabilities	$(2,568)

The identifiable intangible assets consist primarily of $18,200 for developed technology, $9,200 for customer relationships, and $2,000 for trademarks and tradenames, and are being amortized over their estimated useful lives. The weighted average total amortization period is approximately five years, and the weighted average amortization period for developed technology and customer relationships is approximately 4 years and 7 years respectively.

Goodwill of $34,556 is recorded as a result of consideration paid in excess of the fair value of net tangible liabilities and intangible assets acquired, principally due to the fair value of the revenue expected to be derived from future products and the value of the workforce acquired. Goodwill will not be amortized, but will be reviewed periodically for potential impairment. No amount of goodwill is expected to be deductible for tax purposes. The goodwill has been assigned to the Control Room and Signage segment.

This purchase price allocation is preliminary and a final determination of any required purchase accounting adjustments will be made once the final analysis of the total purchase cost is completed. The final analysis is pending finalization of estimated involuntary termination and facility related costs.

Note 3 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Mar. 30, 2007	Sept. 29, 2006
	(Unaudited)
Raw materials	$14,894	$12,860
Work in process	3,901	2,640
Finished goods	37,591	34,024

	$56,386	$49,524

Note 4 – IMPAIRMENT AND RESTRUCTURING CHARGES

During the first quarter of fiscal 2007, the Company adopted a cost reduction plan. These charges of $1,625 primarily consisted of $1,494 related to severance benefits, and $131 which was for tooling of a product line that was discontinued. No restructuring charges were recorded in the second quarter of 2007.

The restructuring charges previously incurred affected the Company’s financial position as follows:

Accrued Compensation
Balance as of September 29, 2006	$360
Additional charges	1,494
Cash paid out	(313)

Balance as of March 30, 2007	$1,541

Note 5 – INCOME TAXES

The provision for income taxes has been recorded based upon the current estimate of the Company’s annual effective tax rate. This rate differs from the federal statutory rate primarily due to the provision for state income taxes and the effects of the Company’s foreign tax rates.

Note 6 – EMPLOYEE STOCK BENEFIT PLANS

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

The Company also adopted a 1993 Stock Option Plan for Non-employee Directors, amended and restated, which provides for the granting of options to buy Common Stock to non-employee directors. Total shares reserved under this plan are 800,000 shares.

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 29, 2006	3,352,974	$11.16
Granted	332,000	9.48
Exercised	(260,638)	4.54
Canceled	(563,513)	16.29

Options outstanding at March 30, 2007	2,860,823	$10.38

The total pretax intrinsic value of options exercised during the three and six months ended March 30, 2007 was $1,127 and $1,434, respectively. The total fair value of options vested during the three and six months ended March 30, 2007 was $608 and $1,853, respectively. The total pretax intrinsic value of options exercised during the three and six months ended March 31, 2006 was $1,725 and $1,852, respectively. The total fair value of options vested during the three and six months ended March 31, 2006 was $60 and $92, respectively.

In the three and six months ended March 30, 2007, the amount of cash received for the exercise of options was $916 and $1,204, respectively, and the corresponding tax benefit for the same time periods was $243 and $313. In the three and six months ended March 31, 2006, the amount of cash received for the exercise of options was $2,375 and $2,399, respectively, and the corresponding tax benefit for the same time periods was $671 and $721.

The following table summarizes information about stock options outstanding at March 30, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 03/30/07	Average of Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable at 03/30/07	Average of Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.03 - $31.50	2,860,823	6.9	$10.38	$2,413	1,578,884	5.22	$11.30	$2,055

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.67 as of March 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 29, 2006, 1,956,231 outstanding options were exercisable, and the weighted average exercise price was $12.57.

Restricted stock

The Company’s plans provide for the issuance of restricted stock to employees, (“Nonvested shares” per FAS 123R). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, General Managers of certain of the Company’s business units, and other vice presidents, the shares issued generally vest over a two- to four-year period, upon meeting objective market conditions or the passage of time, or both. In the event the market conditions are not met, shares generally would vest at the end of four years.

Information regarding these restricted stock grants is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 29, 2006	428,849	$10.60
Granted	52,500	10.00
Vested	(46,537)	9.37
Canceled	(575)	13.46

Restricted stock outstanding at March 30, 2007	434,237	$10.97

In the three and six months ended March 30, 2007, the tax benefit related to the vested restricted stock was $5 and $9, respectively. In the three and six months ended March 31, 2006, the tax benefit related to vested restricted stock was $588 and $541, respectively.

The tax benefit related to restricted stock expense was $173 and $326 for the three and six month periods ending March 30, 2007, respectively. The tax benefit related to restricted stock expense was $382 and $534 for the three and six month periods ending March 31, 2006, respectively.

Employee Stock Purchase Plan

In fiscal 2005, the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85 percent of the fair market value at specific dates. At March 30, 2007, 192,283 shares remain available for purchase through the plan and there were 465 employees eligible to participate in the plan, of which 138 or 29.7% were participants. In the second quarter of 2007, employees purchased 52,213 shares at an average price of $7.37 per share. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. The use of the Black-Scholes model, and related assumptions integrated into the model, are discussed in a subsequent paragraph.

Valuation and Expense Information under FAS 123(R)

On October 1, 2005, the Company adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The following table summarizes share based compensation expense related to share based payment awards, and employee stock purchases under FAS 123(R) for the three and six months ended March 30 2007, which was allocated as follows:

	Three Months Ended		Six Months Ended
	Mar. 30, 2007	Mar. 31, 2006	Mar. 30, 2007	Mar. 31, 2006
Cost of sales	$93	$55	$196	$96

Research and development	105	30	216	61
Sales and marketing	458	162	954	277
General and administrative	410	1,132	815	1,645
Restructuring	—	—	—	51

Share based compensation expense included in operating expenses	973	1,324	1,985	2,034

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases	1,066	1,379	2,181	2,130
Tax benefit	421	469	861	745

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases, net of tax	$645	$910	$1,320	$1,385

Share based compensation expense related to restricted stock recognized in the Company’s Consolidated Statement of Operations for the three and six months ended March 30, 2007 was $439 and $826, respectively. Share based compensation expense related to restricted stock recognized in the Company’s Consolidated Statement of Operations for the three and six months ended March 31, 2006 was $966 and $1,352, respectively.

As of March 30, 2007, total future compensation expense related to nonvested stock options and restricted stock is expected to be $4,940 and $3,291, respectively. This expense is anticipated to be recognized through the fourth quarter of fiscal 2010.

Upon adoption of FAS 123(R), the Company continued its methodology of calculating the value of employee stock options on the date of grant using the Black-Scholes model which it also used for the purpose of the pro forma financial information in accordance with FAS 123.

The use of a Black-Scholes model requires the use of estimates of employee exercise behavior data and other assumptions including expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the three and six months ended March 30, 2007 was $3.91 per share and $4.27 per share, respectively, using the Black-Scholes model with the following assumptions:

Three and Six Months Ended March 30, 2007
Expected volatility	45.0%
Risk-free interest rate	4.8%
Expected dividends	0.0%
Expected lives (in years)	4.05

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

As share based compensation expense recognized in the Consolidated Statement of Operations for the first and second quarters of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the three and six months ended March 30, 2007 were 17,335,901 shares and 17,234,392 shares, respectively. Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. During the three and six months ended March 31, 2006, the dilutive effect of in-the-money employee stock options was approximately 322,000 and 192,000 shares, respectively, based on the Company’s average share price for the three and six month periods ended March 31, 2006 of $14.04 and $11.51, respectively.

Note 7 – COMPREHENSIVE INCOME

Comprehensive income (loss) was $(4,004) and $2,181 for the quarters ended March 30, 2007 and March 31, 2006 respectively. Comprehensive income (loss) for the six month periods ended March 30, 2007 and March 31, 2006 was $(4,520) and $3,365, respectively.

Note 8 – BUSINESS SEGMENTS

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Operating income (loss) from the business units includes specifically identifiable costs related to research and development, product development, and sales and marketing directly associated with each of the business units. Product development expenses and marketing and sales expenses are specifically identified by segment. Corporate expenses consist of expenses that are not directly associated with a particular segment and include general research expense, general marketing expense, finance and administration expense, human resources expense, information systems expense, restructuring and impairment charges, and acquisition related costs. Stock based compensation has been included as a corporate expense as this information has not been included in the internal information provided to the chief operating decision-maker. Depreciation, interest expense, interest income, other non-operating items and income taxes by segment are not included in the internal segment information provided to the chief operating decision-maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to external customers below.

	Three months ended		Six months ended
	Mar. 30, 2007	Mar. 31, 2006	Mar. 30, 2007	Mar. 31, 2006
Net sales to external customers (by segment):
Medical	$10,360	$10,618	$20,692	$22,064
Industrial	14,011	22,070	30,521	42,345
Commercial	18,134	20,192	37,364	45,620
Control Room and Signage	12,084	—	30,921	—

Total sales	$54,589	$52,880	$119,498	$110,029

Operating income (loss):
Medical	$492	$1,147	$2,002	$1,767
Industrial	3,446	7,201	8,070	12,334
Commercial	(1,345)	167	(1,483)	1,620
Control Room and Signage	(1,451)	—	(396)	—
Corporate	(7,715)	(6,221)	(17,753)	(11,443)

Income from operations	$(6,573)	$2,294	$(9,560)	$4,278

Note 9 – GUARANTEES

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 48 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

	Three months ended		Six months ended
	Mar. 30, 2007	Mar. 31, 2006	Mar. 30, 2007	Mar. 31, 2006
Balance as of beginning of period	$4,028	$3,226	$3,691	$2,932
Cash paid for warranty repairs	(1,204)	(1,084)	(2,378)	(1,899)
Provision for current period sales	790	1,011	2,301	2,120

Balance as of end of period	$3,614	$3,153	$3,614	$3,153

NOTE – 10 LONG-TERM DEBT

The Company entered into a $50 million credit agreement in December 2003, which replaced the Company’s prior credit agreement. The Company had no borrowings outstanding as of March 30, 2007 and September 29, 2006. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt–to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges and costs associated with exit or disposal activities and share based compensation, are added back to net income in the calculation of EBITDA. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. Effective September 30, 2005, the credit agreement was amended to reduce the minimum EBITDA for the four fiscal quarters prior to the date of determination from $12.5 million to $9.0 million, and to alter the available borrowing level based upon the Company’s EBITDA. The Company may borrow up to $20 million if EBITDA is less than $15 million, the Company may borrow up to $35 million if EBITDA is between $15 million and $20 million, and the Company may borrow up to $50 million if EBITDA is $20 million or above. The Company was not in violation of any of these covenants as of March 30, 2007 and September 29, 2006.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the possibility that the acquisition of Clarity Visual Systems will create difficulties in the integration of the operations, employees, strategies, and technologies; changes or slower growth in the digital signage and/or command and control display markets; the potential inability to realize expected benefits and synergies of the Clarity acquisition; domestic and international business and economic conditions; any reduction in or delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; changes in the flat-panel monitor industry; difficulties in penetrating the Home Theater market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners; final settlement of contractual liabilities; balance sheet changes related to updating certain estimates required for the purchase accounting treatment of the Clarity acquisition; future production variables impacting excess inventory and other risk factors listed from time to time in the Company’s Securities and Exchange Commission (SEC) filings. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

Product Warranties. The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance over a specified period of time, generally between 12 and 48 months, at no cost to the Company’s customers. The Company’s policy is to establish warranty reserves at levels that represent its estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. The Company believes that its recorded liabilities are adequate to cover its future cost of materials, labor and overhead for the servicing of its products. If product failure rates, or material or service delivery costs differ from the Company’s estimates, its warranty liability would need to be revised accordingly.

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

As required by these rules, the Company performs an impairment review of goodwill annually or earlier if indicators of potential impairment exist. This annual impairment review was completed during the second quarter of fiscal year 2007 for goodwill associated with the Medical and Industrial segments, and no impairment was indicated. An impairment review of goodwill associated with the Control Room and Signage segment will be conducted in the fourth quarter of fiscal 2007. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the relevant segments as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses become unfavorable, revenue and cost forecasts may not be achieved and the Company may incur charges for impairment of goodwill.

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

Share based Compensation Expense. The company has adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share based payment awards made to our employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Upon adoption of FAS 123(R), the Company maintained its method of valuation of share based awards using the Black-Scholes option pricing model, which has historically been used for the purpose of the pro forma financial information in accordance with FAS 123. The determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards. The Company estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience. As share based compensation expense recognized in the Consolidated Statement of Operations for the first and second quarters of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. If factors change and we employ different assumptions in the application of FAS 123(R) in future periods, the compensation expense that we record under FAS 123(R) may differ significantly from what we have recorded in the current period.

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

Overview

Quarterly sales were $54.6 million in the second quarter of 2007 as compared to sales of $52.9 million in the second quarter of 2006. Net loss per share was $0.22 in the second quarter of 2007 as compared to a net income per share of $0.13 in the second quarter of 2006. Net loss was $3.9 million in the second quarter of 2007 as compared to net income of $2.0 million in the second quarter of 2006. The increase in sales in the second quarter of 2007 was due to the inclusion of revenues provided by the Company’s new business segment, Control Room and Signage, created as a result of the acquisition of Clarity Visual Systems, Inc. (Clarity). Such revenue did not exist in the second quarter of 2006 and was offset by declines in revenues in all other segments. Net loss in the second quarter of 2007 was attributed to lower revenues in the Medical, Industrial and Commercial segments, and increased operating expenses. Operating expenses increased as a result of new investments made in the Industrial segment and Home Theater business. In addition, operating expenses increased due to acquisition related charges and increased expense related to amortization of identifiable intangible assets, both as a result of the acquisition of Clarity. Net income in the second quarter of 2006 was attributed to stronger product margins in each of the Company’s business segments, a better mix of higher margin Industrial products sales relative to Commercial products sales, reduced operating expenses due to cost reduction actions implemented in the prior year, and higher interest income resulting from increased cash balances and interest rates.

In the Medical segment, sales decreased by $0.2 million to $10.4 million in the second quarter of 2007 from $10.6 million in the second quarter of 2006. The decrease was primarily due to lower sales of patient monitors. Operating income in the Medical segment decreased to $0.5 million in the second quarter of 2007 as compared to $1.1 million in the second quarter of 2006, due to lower sales, lower margins as compared to the same period the prior year, and to a charge recognized in the second quarter of 2007 related to the write off of aging safety stock of high resolution diagnostic imaging glass inventory.

In the Industrial segment, sales decreased by $8.1 million to $14.0 million in the second quarter of 2007 as compared to $22.1 million in the second quarter of 2006. The decrease was primarily due to certain products in the Industrial segment which reached the end-of-life stage in previous periods, from which lower revenues resulted as compared to the same period in the prior year, and certain OEM contracts not being renewed. Operating income in the Industrial segment decreased $3.8 million to $3.4 million in the second quarter of 2007 as compared to $7.2 million in the second quarter of 2006, as a result of lower sales compared to the same period the prior year, and increased spending related to efforts to rebuild the sales funnel for new business opportunities.

In the Commercial segment, sales decreased by $2.1 million to $18.1 million in the second quarter of 2007 from $20.2 million in the second quarter of 2006 as a result of lower sales volume of the Commercial segment products and lower overall sales prices of such products, offset by sales of Home Theater products of approximately $0.9 million which did not exist in the second quarter of 2006. Operating loss in the Commercial segment was $1.3 million in the second quarter of 2007 compared to operating income of $0.2 million in the second quarter of 2006. The operating loss was due to expenses associated with the start up of the Home Theater business, which on a stand alone basis had an operating loss of $1.4 million.

Sales in the Control Room and Signage segment were $12.1 million in the second quarter of 2007, a decrease of $6.7 million from $18.8 million in the first quarter of 2007. The sequential quarterly decrease was due to weakness in sales as a result of the historical seasonality for this market combined with a delay of some customer order rates and required deliveries at quarter end. Operating loss in the Control Room and Signage segment was $1.5 million in the second quarter of 2007, down from a $1.1 million operating income in the first quarter of 2007 due to the sequential decline in revenues from first quarter of 2007 to the second quarter of 2007.

Sales

The Company’s sales of $54.6 million in the second quarter of 2007 increased $1.7 million or 3.2% as compared to $52.9 million in the second quarter of 2006. The increase in sales was due to sales from the Control Room and Signage segment which did not exist in the second quarter of 2006 offset by decreased sales in the Medical, Industrial, and Commercial segments. Sales in the Medical segment decreased $0.2 million or 2.3% to $10.4 million in the second quarter of 2007 from $10.6 million in the same period of 2006. The decrease was primarily due to lower sales of lower margin patient monitors which decreased 34.5% compared to the second quarter of 2006. Patient monitor sales decreased as a result of the Company’s shift in focus toward sales of Diagnostic Imagining (DI) products. Industrial segment sales decreased $8.1 million or 36.6% with sales of $14.0 million in the second quarter of 2007 as compared to sales of $22.1 million in the second quarter of 2006. The decrease was primarily due to certain products which reached the end-of-life stage in previous periods from which lower revenues resulted as compared to the same period in the prior year, and certain OEM contracts not being renewed. Sales in the Commercial segment decreased $2.1 million or 10.2% to $18.1 million in the second quarter of 2007 from $20.2 million in the same period of 2006. The decrease was due to lower average selling prices and volumes of the Commercial segment desktop products in the second quarter of 2007 as compared to the second quarter of 2006. Average selling prices of Commercial segment desktop products decreased approximately 16.4% resulting in a $3.3 million decrease in revenue, and desktop volumes decreased approximately 4.2% resulting in a $0.8 million decrease in revenue. An oversupply of products has existed throughout the industry primarily due to newly constructed component manufacturing operations, which have saturated the market with components, thereby driving down the costs of the components and allowing the Company and its competitors to build products for lower costs. When these products have entered the market, the saturation has exerted downward pressure on prices of the Company’s and its competitors products, as customers expect lower prices due to lower component costs. Volumes have decreased as the Commercial segment shifts to a contribution margin optimization focus from a revenue growth focus. The overall decrease in Commercial segment desktop sales was partially offset by sales of other products, including an increase from Home Theater product sales during the first three months of 2007. Home Theater products did not exist in the first three months of 2006.

The Company’s sales of $119.5 million in the first six months of 2007 increased $9.5 million or 8.3% compared to $110.0 million in the same period of 2006. The increase in sales was primarily due to $30.9 million in additional revenues provided by the Company’s new business segment, Control Room and Signage, which did not exist in the first six months of 2006, offset by decreases in revenues in the other three segments. Medical segment sales decreased $1.4 million or 6.2% to $20.7 million in the first six months of 2007 from $22.1 million in the same period of 2006. The decrease was primarily due to lower sales of lower margin patient monitors, which decreased 36.5% compared to the same period in 2006, and lower DI sales, which decreased 3.5% compared to the same period in prior year. Medical monitor sales decreased as a result of the Company’s shift in focus toward sales of Diagnostic Imagining (DI) products. DI sales decreased slightly due to weakness in the IT reseller channel as compared to the prior year. Industrial segment sales decreased $11.8 million or 27.9% to $30.5 million in the first six months of 2007 from $42.3 million in the same period of 2006. The decrease was primarily due to certain products which reached the end-of-life stage in previous periods from which lower revenues resulted as compared to the same period in the prior year, and certain OEM contracts not being renewed. Commercial segment sales decreased $8.2 million or 18.1% to $37.4 million in the first six months of 2007 from $45.6 million in the same period of 2006. This decrease was due to lower sales volume of flat panel monitors and lower overall selling prices of such products. Average selling prices of Commercial segment products decreased approximately 16.4% resulting in a $7.2 million decrease in revenue, and volumes decreased approximately 10.4% resulting in a $3.6 million decrease in revenue. The overall decrease in Commercial segments sales was partially offset by an increase from Home Theater product sales during the first six months of 2007, which did not exist in the first six months of 2006.

International sales increased $2.9 million or 23.6% to $15.4 million in the second quarter of 2007 as compared to $12.5 million recorded in the same quarter of the prior year. International sales for the first six months of 2007 increased $8.6 million or 33.8% to $34.1 million from $25.5 million in the same period of 2006. The increase in international sales in both the three and six month periods was due to increased sales of DI products, and Control Room and Signage products which did not exist in the same period in prior year. As a percentage of total sales, international sales increased to 28.2% in the second quarter of 2007, as compared to 23.6% in the second quarter of 2006. In the first six months of 2007, international sales increased to 28.5%, as compared to 23.2% in the first six months of 2006. International sales represent predominantly the Medical, Industrial, and Control Room and Signage segments, and therefore the overall increase in percentage of international sales in the three and six month periods ended March 30, 2007, as compared to the same periods in the prior year, was due to additional international sales from the Control Room and Signage segment.

Gross Margin

The Company’s gross margin as a percentage of sales decreased to 23.5% in the second quarter of 2007 from 28.3% in the second quarter of 2006. For the first six months of 2007, the Company’s gross margin was 26.2% compared to 26.6% in the first six months of 2006. In the second quarter of 2007, gross margin was negatively impacted by a higher percentage of sales coming from products with lower margins, as a result of product mix sold in the second quarter of 2007 as compared to the same quarter in 2006, lower absorption of partially fixed costs spread over lower sales of specialty displays, and due to the write off of $0.7 million of excess inventory. The excess inventory is composed of safety stock of diagnostic imaging glass, and the amount written off represents the value of inventory that is not expected to be recovered when considering future sales projections and expected salvage value.

Research and Development

Research and development expenses increased $1.4 million or 55.8% to $3.9 million in the second quarter of 2007 from $2.5 million in the same quarter in the prior year. For the first six months of 2007, research and development expenses increased $2.0 million or 39.8% to $7.0 million from $5.0 million. The three and six month increase was primarily due to increased spending as a result of the acquisition of Clarity in the fourth quarter of 2006, resulting in higher headcount and product development expense. As a percentage of sales, research and development expenses increased to 7.1% in the second quarter of 2007 as compared to 4.7% in the same quarter of the prior year. As a percentage of sales, research and development expenses increased to 5.9% for the first six months of 2007 as compared to 4.6% in the same period of the prior year. The three and six month increase in research and development expenses as a percentage of sales was primarily due the additional spending related to the acquisition of Clarity.

Sales and Marketing

Sales and marketing expenses increased $3.9 million or 81.1% to $8.7 million in the second quarter of 2007 as compared to $4.8 million in the same quarter of the prior year. Sales and marketing expenses increased $8.0 million or 79.2% to $18.0 million in the first six months of 2007 as compared to $10.0 million in the same period of the prior year. The three and six month increase was primarily due to increased spending as a result of the acquisition of Clarity in the fourth quarter of 2006, resulting in higher headcount expense, offset by lower variable compensation expense. The increase in expense was also due to increased spending related to additional costs associated with growing the Home Theater and Industrial businesses. As a percentage of sales, sales and marketing expenses increased to 16.0% in the second quarter of 2007 from 9.1% in the same quarter of the prior year. As a percentage of sales, sales and marketing expenses were 15.0% in the first six months of 2007 compared to 9.1% the same period of the prior year. The three and six month increase in sales and marketing expense as a percentage of sales was due to additional spending related to the acquisition of Clarity and additional spending related to the items noted above.

General and Administrative

General and administrative expenses decreased $0.3 million or 5.7% to $4.7 million in the second quarter of 2007 from $5.0 million in the same period from the prior year. General and administrative expenses increased $1.1 million or 11.6% to $10.2 million in the first six months of 2007 from $9.1 million in the same period of the prior year. The three month decrease in general and administrative expense was due to lower share based and variable compensation expense in the second quarter of 2007 compared to the same period in prior year, offset by an increased spending as a result of the acquisition of Clarity. The six months increase in general and administrative expense was due to increased spending as a result of the acquisition of Clarity in the fourth quarter of 2006, offset by lower share based and variable compensation expense. As a percentage of sales, general and administrative expenses decreased to 8.7% in the second quarter of 2007 from 9.5% in the same period of the prior year. The three months decrease in general and administrative expenses as a percentage of sales was due to the lower share based and variable compensation in the second quarter of 2007 compared to the second quarter of 2006. For the first six months of 2007, general and administrative expenses, as a percentage of sales, increased to 8.5% from 8.3% for the same period of the prior year. The six month increase in general and administrative expense as a percentage of sales was primarily due to the additional spending as a result of the Clarity acquisition, offset by lower share based and variable compensation.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets increased to $1.7 million in the second quarter of 2007 from $0.1 million in the same period from the prior year. The increase in amortization expense was due to the additional $29.5 million of intangible assets acquired in the fourth quarter of 2006 as a result of the acquisition of Clarity. The identifiable intangible assets consist primarily of $18.2 million for developed technology, $9.2 million for customer relationships, and $2.0 million for trademarks and tradenames which are being amortized over their estimated useful lives of four to seven years. For the first six months of 2007, expenses for amortization of intangible assets increased to $3.3 million from $0.3 million in the same period of 2006 due to the same reasons mentioned above.

Impairment and Restructuring Charges

There were no impairment and restructuring charges recorded in the second quarter of 2007. Impairment and restructuring charges of $1.6 million in the first six months of 2007 are composed of $1.5 million in severance benefits, and other charges resulting from a cost reduction plan adopted by the Company during the first quarter of 2007, which includes the termination of employment of certain employees across all functions, and a $0.1 million impairment charge related to tooling for a product line that was discontinued.

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

Acquisition Related Costs

Acquisition related costs of $0.4 and $0.7 million in the first three and six months of 2007 consist of one time incremental costs associated with the acquisition of Clarity Visual Systems, which were not included in the purchase consideration or are not capitalizable as property, plant or equipment, which resulted directly from the acquisition.

Total Operating Expenses

Total operating expenses increased $6.8 million or 53.5% to $19.4 million in the second quarter of 2007 from $12.7 million in the same period a year ago. For the first six months of 2007, total operating expenses increased $15.9 million or 63.6% to $40.8 million from $25.0 million in the same period of the prior year. The increase in operating expenses for the three and six month periods ended March 30, 2007 as compared to the same periods of 2006 was primarily due to increases in all categories of recurring operating expenses, excluding general and administrative in the second quarter of 2007, as a result of increased spending due to the acquisition of Clarity, increased spending in Industrial segment related growth initiatives, and increased spending in the Commercial segment related to Home Theater initiatives, partially offset by lower share based compensation expense within the general and administrative function and lower variable compensation expense throughout all functions. As a percentage of sales, operating expenses increased to 35.6% in the second quarter of 2007 from 23.9% in the same quarter of the prior year. As a percentage of sales, operating expenses increased to 34.2% in the first six months of 2007 from 22.7% in the same period of the prior year. These increases were due to the reasons listed above.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. Net interest income decreased to $0.4 million in the second quarter of 2007 from $0.6 million in the second quarter of 2006. Net interest income for the first six months of 2007 decreased to $1.0 million in 2007 from $1.1 million in the same period of 2006. The decreases were due to lower interest income resulting from lower cash balances, and higher interest expenses in 2007 as compared to the same periods in prior year.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies, the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency, and gains on losses on foreign exchange forward contracts. Foreign currency exchange gains and losses were essentially breakeven in the second quarter of 2007, as compared to a net gain of $0.1 million in the second quarter of 2006. In the first six months of 2007, foreign currency gains and losses amounted to a gain of $0.2 million as compared to a loss of $0.1 million in the same period of 2006.

The Company currently realizes approximately one-fourth of its sales outside of the United States and continues its effort to increase foreign sales through geographic expansion. Additionally, the functional currency of the Company’s primary foreign subsidiaries is the Euro, which must be translated to U. S. dollars for consolidation. The Company hedges the majority of its Euro exposure with foreign exchange forward contracts. The Company believes that hedging mitigates the risk associated with foreign currency fluctuations.

Provision for Income Taxes

The Company’s effective tax rate for the quarter and six months ended March 30, 2007 was approximately 37.5%, which is an increase from the tax rate of 34% in the second quarter and six months ended March 31, 2006. The difference between the effective tax rate and the federal statutory rate was primarily due to the mix of profits earned by the Company and its subsidiaries in tax jurisdictions where income tax rates are substantially different than the United States statutory tax rates and the effect of state income taxes.

Net Income (Loss)

In the second quarter of fiscal 2007, net loss was $3.9 million or $0.22 per share. In the same quarter of the prior year, net income was $2.0 million or $0.13 per share. For the first six months of fiscal 2007, net loss was $5.3 million or $0.31 per share compared to net income of $3.5 million or $0.23 per share in the comparable period of the prior year.

Liquidity and Capital Resources

Net cash used by operating activities was $1.9 million in the first six months of 2007. Net cash provided by operating activities in the same period of the prior year was $5.9 million. The net cash used by operations in the first six months of fiscal 2007 primarily relates to the net loss reported, an increase in inventory, and a decrease in accounts payable, offset by non-cash reconciling items for depreciation and amortization expense, restructuring charges, share based compensation, and a decrease in accounts receivable. Neither depreciation and amortization nor share based compensation required a current cash outlay.

Working capital increased $3.3 million to $84.2 million at March 30, 2007 from $80.9 million at September 29, 2006. Total current assets decreased $4.3 million in the first half of fiscal 2007. Cash and cash equivalents decreased $7.8 million due to the reasons noted above. Accounts receivable decreased $2.8 million due to timing of shipments and the collection of payments. Inventories increased $6.9 million due primarily to purchases made to support anticipated demand in the Control Room and Signage segment. Current liabilities decreased $7.6 million in the first half of 2007. Accounts payable decreased $3.6 million due to the timing of payments to vendors. Deferred revenue decreased $0.8 million due to the timing of recognition of deferred revenue. Other current liabilities decreased $3.2 million primarily due to decreases in accrued severance related to the restructuring activities.

During the first half of 2007, cash of $3.9 million was used to purchase plant, property and equipment. These capital expenditures were primarily related to leasehold improvements made to our facilities.

The Company entered into a $50 million credit agreement in December 2003, replacing the Company’s prior credit agreement. The Company had no borrowings outstanding as of March 30, 2007 and September 29, 2006. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges, costs associated with exit or disposal activities, and share based compensations are added back to net income in the calculation of EBITDA. On December 21, 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. Effective September 30, 2005, the credit agreement was amended to reduce the minimum EBITDA for the four fiscal quarters prior to the date of determination from $12.5 million to $9.0 million, and to alter the available borrowing level based upon the Company’s EBITDA. The Company may borrow up to $20 million if EBITDA is less than $15 million, the Company may borrow up to $35 million if EBITDA is between $15 million and $20 million, and the Company may borrow up to $50 million if EBITDA is $20 million or above.

The Company also has a capital lease for the leasehold improvements in its corporate offices. The total minimum lease payments are $1.7 million, which are payable over the next seven years. The Company believes its existing cash and investments together with cash generated from operations and borrowing capabilities will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

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

The Euro is the functional currency of the Company’s European subsidiaries. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained open contracts of approximately $16 million as of March 30, 2007. If rates shifted dramatically, the Company believes it would not be impacted materially. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended March 30, 2007 that could significantly affect our internal controls over financial reporting.

We acquired Clarity Visual Systems, Inc. during September 2006. We have excluded Clarity from our assessment of the effectiveness of the Company’s internal control over financial reporting as of March 30, 2007. Clarity’s internal controls over financial reporting were associated with total assets of $37.0 million excluding goodwill of $34.6 million and revenues of $30.9 million. The Company has been working through the integration of the Clarity acquisition, and additional work remains relating to integrating business systems and global manufacturing and validating internal control processes over accounting transactions and export control. The Company believes that these reviews and activities should be completed by the fourth quarter of the current fiscal year.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending, material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 1A.	Risk Factors

The following risks, issues and uncertainties, among others, should be considered in evaluating the Company’s future financial performance and prospects for growth.

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

The Commercial segment has seen tremendous growth and volatility since we entered the market in fiscal 2001. Revenue from commercial products grew to $121.8 million in fiscal 2004, and decreased to $102.2 million and $84.0 in fiscal 2005 and 2006, respectively. This revenue could continue to decrease due to competition, alternative products, pricing changes in the marketplace and potential shortages of products which would adversely affect our revenue levels and our results of operations. In addition, strategic changes made by the Company’s management could result in reduced revenue for the commercial segment. This segment absorbs a portion of the Company’s fixed costs. If this segment was discontinued or substantially reduced in size, it may not be possible to eliminate all of the fixed overhead costs that are allocated to the segment. If that were the case, a portion of the allocated fixed costs would have to be absorbed by the other segments, potentially adversely affecting our overall financial performance.

Future operating results of Planar could be adversely affected as a result of purchase accounting treatment and the impact of amortization and impairment of intangible assets and stock compensation expense relating to the acquisition of Clarity.

In accordance with accounting principles generally accepted in the United States, Planar has accounted for the Clarity acquisition using the purchase method of accounting. In addition, we expect Planar will incur large, ongoing expenses resulting from the amortization of intangible assets, including but not limited to purchased developed technology, trademarks and trade names, and customer relationships. Under the purchase method of accounting, Planar has recorded the cash paid and the market value of the Planar capital stock issued in connection with the acquisition, the fair value of the options to purchase Planar common stock and the amount of direct transaction costs as the cost of acquiring the business of Clarity. Planar allocated the cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as developed acquired technology, acquired trademarks and trade names and acquired customer relationships), based on their respective fair values at the date of the completion of the acquisition.

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

Inability to obtain sufficient quantities of components and other materials necessary to produce our displays could result in reduced or delayed sales. We obtain much of the material we use in the manufacture of our displays from a limited number of suppliers, and we do not have long-term supply contracts with any of them. For some of this material we do not have a ready alternative source of supply. As a result, we are subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. The Company has in the past and may in the future face difficulties ensuring an adequate supply of quality high resolution glass used in its medical displays. We are continually engaged in efforts to address this risk area.

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

Most of the contract manufacturers with which we do business are located in Asia which has experienced several earthquakes, tsunamis , typhoons and interruptions to power supplies which resulted in business interruptions. Our business could suffer significantly if the operations of vendors there or elsewhere were disrupted for extended periods of time.

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

It is not certain that Planar and Clarity will be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. The risks of unsuccessful integration of the companies include:

•	impairment and/or loss of relationships with employees, customers and/or suppliers;

•	disruption of Planar’s business;

•	distraction of management; and

•	adverse financial results related to unanticipated expenses associated with integration of the two businesses.

In addition, in connection with any future acquisitions or investments, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities that could impair our liquidity;

•	incur amortization expenses related to intangible assets;

•	uncover previous unknown liabilities; or

•	incur large and immediate write-offs that would reduce net income.

Any of these factors could prevent us from realizing anticipated benefits of an acquisition or investment, including operational synergies, economies of scale and increased profit margins and revenue. Acquisitions are inherently risky, and any acquisition may not be successful. Failure to manage and successfully integrate acquisitions could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after the acquisition.

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

Future operating results will depend on our ability to continue to provide new product solutions that compare favorably on the basis of cost and performance with competitors. Our success in attracting new customers and developing new business depends on various factors, including, but not limited to, the following:

•	use of advances in technology;

•	innovative development of products for new markets;

•	efficient and cost-effective services;

•	timely completion of the design and manufacture of new product solutions; and

•	software currently being developed on our behalf by a software developer located in India.

•	Adequately protecting our proprietary property

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

Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, limitations on imports or exports, changes in environmental standards or regulations, foreign currency translation gains or losses, or the expropriation of private enterprises also could have a materially adverse effect. Any actions by our host countries to curtail or reverse policies that encourage foreign investment or foreign trade also could adversely affect our operating results. In addition, U.S. trade policies, such as “most favored nation” status and trade preferences for certain Asian nations, could affect the attractiveness of our services to our U.S. customers.

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

In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic quarterly fluctuations in our results of operations. These factors include, but are not limited to, the following:

•	the receipt and timing of orders and the timing of delivery of orders;

•	the volume of orders relative to our capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the lifecycles of customers’ products;

•	changes in cost and availability of labor and components;

•	product mix;

•	variation in operating expenses;

•	vesting of restricted stock based upon achievement of certain targeted stock prices

•	pricing and availability of competitive products and services; and

•	changes or anticipated changes in economic conditions.

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

The market price of our common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing price of our stock ranged from $8.24 to $17.49. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

Our research and development efforts with respect to new technologies may not result in market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, cost issues, yield problems and other factors. Even when we successfully complete a research and development effort with respect to a particular technology, we may fail to gain market acceptance due to:

•	inadequate access to sales channels;

•	superior products developed by our competitors;

•	price considerations;

•	ineffective market promotions and marketing programs; and

•	lack of market demand for the products.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2006 Annual Meeting of Shareholders was held February 22, 2007, at which the following actions were taken by a vote of shareholders:

The following nominees were elected as Directors by the votes and for the terms as indicated below:

Nominee	For	Withheld	Term Ending
Heinrich Stenger	13,910,997	1,590,743	2009
J. Michael Gullard	15,044,720	457,020	2009

Item 5.	Other Information

Item 6.	Exhibits.

(a)

10.1	Terms of Employment between Planar Systems, Inc. and Stephen Going dated as of January 22, 2007

10.2	Executive Stock Option Agreement between Planar Systems, Inc. and Stephen Going dated as of March 5, 2007.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC.
(Registrant)

DATE: May 9, 2007	/s/ Scott Hildebrandt
Scott Hildebrandt
Vice President and Chief Financial Officer