Form 10-Q
period 2007-06-29
PLANAR SYSTEMS INC
filed 2007-08-08
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended June 29, 2007

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

Number of common stock outstanding as of August 3, 2007

17,538,416 shares, no par value per share

PLANAR SYSTEMS, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales	$68,200	$49,365	$187,698	$159,394
Cost of sales	50,289	36,035	138,521	116,828

Gross profit	17,911	13,330	49,177	42,566
Operating expenses:
Research and development, net	4,570	2,442	11,611	7,477
Sales and marketing	10,433	5,039	28,396	15,065
General and administrative	5,723	3,579	15,882	12,679
Amortization of intangible assets	2,101	147	5,401	441
Acquisition related costs	935	—	1,674	—
Impairment and restructuring charges	—	—	1,625	503

Total operating expenses	23,762	11,207	64,589	36,165

Income (loss) from operations	(5,851)	2,123	(15,412)	6,401
Non-operating income (expense):
Interest, net	(57)	682	910	1,814
Foreign exchange, net	(90)	166	90	19
Other, net	(13)	(9)	(37)	(31)

Net non-operating income (expense)	(160)	839	963	1,802

Income (loss) before income taxes	(6,011)	2,962	(14,449)	8,203
Provision (benefit) for income taxes	(1,893)	1,294	(5,058)	3,076

Net income (loss)	$(4,118)	$1,668	$(9,391)	$5,127

Basic net income (loss) per share	$(0.24)	$0.11	$(0.54)	$0.34
Average shares outstanding—basic	17,477	15,320	17,317	15,052
Diluted net income (loss) per share	$(0.24)	$0.11	$(0.54)	$0.33
Average shares outstanding—diluted	17,477	15,635	17,317	15,314

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	June 29, 2007	Sept. 29, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,545	$48,318
Accounts receivable, net	41,661	31,961
Inventories	63,880	49,524
Other current assets	13,151	13,837

Total current assets	134,237	143,640
Property, plant and equipment, net	11,113	10,880
Goodwill	67,138	51,996
Intangible assets	46,264	32,465
Other assets	10,485	6,021

	$269,237	$245,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,312	$25,674
Note payable	22,000	—
Current portion of capital leases	363	493
Deferred revenue	5,678	6,326
Other current liabilities	29,408	30,237

Total current liabilities	89,761	62,730
Long-term capital leases, less current portion	901	1,044
Other long-term liabilities	14,280	13,653

Total liabilities	104,942	77,427
Shareholders’ equity:
Common stock	166,862	161,538
Retained earnings	712	10,270
Accumulated other comprehensive loss	(3,279)	(4,233)

Total shareholders’ equity	164,295	167,575

	$269,237	$245,002

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended
	June 29, 2007	June 30, 2006
Cash flows from operating activities:
Net income (loss)	(9,391)	$5,127
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	9,091	5,626
Impairment and restructuring charges	1,625	503
Share based compensation	3,487	2,732
Deferred taxes	—	(660)
Excess tax benefit of share based compensation	—	(1,271)
Lease incentives	1,396	—
(Increase) decrease in accounts receivable	(5,532)	849
Increase in inventories	(6,128)	(1,026)
Decrease in other current assets	1,478	437
Decrease in accounts payable	(901)	(6,093)
Increase (decrease) in deferred revenue	93	(135)
Increase (decrease) in other current liabilities	(6,953)	3,101

Net cash provided by (used in) operating activities	(11,735)	9,190
Cash flows from investing activities:
Purchase of property, plant and equipment	(6,353)	(770)
Cash paid for acquisitions, net of cash acquired	(37,693)	—
Maturity of short-term investments	—	13,000
Increase in long-term assets	(210)	(1,248)

Net cash provided by (used) in investing activities	(44,256)	10,982
Cash flows from financing activities:
Proceeds from bank credit agreement	22,000	—
Payments of capital lease obligations	(231)	(161)
Value of shares withheld for tax liability	(167)	(916)
Excess tax benefit of share based compensation	—	1,271
Net proceeds from issuance of capital stock	1,854	2,817

Net cash provided by financing activities	23,456	3,011
Effect of exchange rate changes	(238)	872

Net increase (decrease) in cash and cash equivalents	(32,773)	24,055
Cash and cash equivalents at beginning of period	48,318	52,185

Cash and cash equivalents at end of period	15,545	$76,240

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles. However, certain information and footnote disclosures normally included in such financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 29, 2006. Interim results are not necessarily indicative of results for the entire year.

Note 2 – BUSINESS ACQUISITIONS

Acquisition of Clarity Visual Systems, Inc.

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

The acquisition was accounted for by the purchase method of accounting, in accordance with SFAS 141, “Business Combinations.” The Company obtained a third party valuation study to estimate the fair value of the acquired intangible assets. The Company began to consolidate the financial results of Clarity on September 13, 2006. The purchase price for accounting purposes was derived as follows:

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

Acquisition-related costs include approximately $8,200 of estimated costs associated with the restructuring of the pre-acquisition activities of Clarity, which decreased from the amount originally recorded based on revised estimates. Restructuring costs are primarily comprised of costs related to excess employees and facilities. Estimated costs were based upon a plan that was committed to by management during the fourth quarter of 2006. Restructuring costs have been accounted for under Emerging Issues Task Force Issues No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3) and have been recognized as a liability assumed in the purchase business combination. Changes, if any, in our estimate as a result of execution of the approved plan will be recorded as an adjustment to goodwill within one year of the acquisition date and to the results of operations thereafter. The Company anticipates that actions related to the above activities will be completed before or during the first quarter of fiscal 2008.

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

The identifiable intangible assets consist primarily of $18,200 for developed technology, $9,200 for customer relationships, and $2,000 for trademarks and trade names, and are being amortized over their estimated useful lives. The weighted average total amortization period is approximately five years, and the weighted average amortization period for developed technology and customer relationships is approximately 4 years and 7 years respectively.

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

Acquisition of Runco International, Inc.

On May 23, 2007, the Company acquired substantially all of the assets and certain liabilities of Runco International, Inc. (“Runco”), a supplier of premium projectors, video processors, plasma screens and LCD’s to the home theater market. As a result of the acquisition the Company is able to accelerate its reach into the market for high-end home theater projection systems, large-format thin video displays, and front-projection screens. Activities of the Home Theater segment are reported as a separate segment.

The acquisition was accounted for by the purchase method of accounting, in accordance with SFAS 141. The Company obtained a third party valuation study to estimate the fair value of the acquired intangibles assets. The Company began to consolidate the financial results of Runco on May 23, 2007. The purchase price for accounting purposes was derived as follows:

Fair Value
Cash	$36,700
Acquisition related costs	2,039

Total	$38,739

Acquisition related costs include approximately $1,529 of estimated costs associated with the restructuring of the pre-acquisition activities of Runco. Restructuring costs are primarily comprised of costs associated with improving global manufacturing efficiencies. Estimated costs are based upon a plan that was committed to by management during the third quarter of 2007. Restructuring costs have been accounted for under EITF 95-3 and have been recognized as a liability assumed in the purchase business combination. Changes, if any, in our estimate as a result of execution of the approved plan will be recorded as an adjustment to goodwill within one year of the acquisition date and to the results of operations thereafter. The Company anticipates that actions related to the above activities will be completed before or during the second quarter of fiscal 2008.

The total purchase price of the acquisition was allocated as follows:

Net tangible assets acquired	1,363
Intangible assets	19,200
Goodwill	18,176

Total	$38,739

The net tangible assets are comprised of the following:

Cash	$60
Accounts receivable	3,375
Inventories	7,434
Other current assets	200

Total current assets	11,069

Property, plant and equipment	273
Other assets	22

Total Assets	11,364

Accounts payable	7,344
Accrued expenses	2,657

Total current liabilities	10,001

Net tangible assets	$1,363

The identifiable intangible assets consist primarily of trade names, trademarks and dealer relationships and are being amortized over their estimated useful lives. Of the amount allocated to trade names and trademarks, $6,100, comprising 32% of the total identifiable intangible assets, has an indefinite life. The weighted average amortization period for the remainder of the identifiable intangible assets is approximately 9 years.

Goodwill of $18,200 was recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired, principally due to the fair value of the revenue expected to be derived from future products and the value of the workforce acquired. Goodwill will not be amortized, but will be reviewed periodically for potential impairment. No amount of goodwill is expected to be deductible for tax purposes. The goodwill has been assigned to the Home Theater business segment.

This purchase price allocation is preliminary and a final determination of any required purchase accounting adjustments will be made once the final analysis of the total purchase cost is completed. The final analysis is pending finalization of various estimates.

The following table reflects the unaudited combined results of the Company, Clarity, and Runco, as if the mergers had taken place at the beginning of each period presented. The proforma information includes adjustments for the amortization of the intangible assets, increased interest expense, reduced interest income, and the related tax effect of these adjustments. The results of operations of Runco for all periods prior to the acquisition have not been audited and no assurance can be given that the stand-alone Runco results were prepared in accordance with Generally Accepted Accounting Principles (GAAP). The proforma information in the following table does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	Three months ended		Nine months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$76,644	$78,876	$226,938	$248,003
Net income (loss)	(4,610)	(679)	(9,721)	(2,804)
Basic net income per share	(0.26)	(0.04)	(0.56)	(0.19)
Diluted net income per share	(0.26)	(0.04)	(0.56)	(0.19)

Note 3 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	June 29, 2007	Sept. 29, 2006
	(Unaudited)
Raw materials	$20,720	$12,860
Work in process	5,433	2,640
Finished goods	37,727	34,024

	$63,880	$49,524

Note 4 – IMPAIRMENT AND RESTRUCTURING CHARGES

During the first quarter of fiscal 2007, the Company adopted a cost reduction plan. These charges of $1,625 primarily consisted of $1,494 related to severance benefits, and $131 which was for tooling of a product line that was discontinued. No restructuring charges were recorded in the third quarter of 2007.

The restructuring charges previously incurred affected the Company’s financial position as follows:

Accrued Compensation
Balance as of September 29, 2006	$360
Additional charges	1,494
Cash paid out	(376)

Balance as of June 29, 2007	$1,478

Note 5 – INCOME TAXES

The provision for income taxes has been recorded based upon the current estimate of the Company’s annual effective tax rate. This rate differs from the federal statutory rate primarily due to the provision for state income taxes and the effects of the Company’s foreign tax rates.

Note 6 – EMPLOYEE STOCK BENEFIT PLANS

Stock options

In fiscal 1994, the Company adopted the 1993 Stock Incentive Plan, which provides for the granting of options to buy shares of Common Stock. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. During fiscal 1999, the Company adopted the 1999 Non-Qualified Stock Option Plan with the same provisions and guidelines as the aforementioned 1993 plan. Total shares reserved under these plans are 4,465,000 shares. Options granted under the plans generally vest over a two- to four-year period and expire four to ten years after grant. The Company also adopted a 1993 Stock Option Plan for Non-employee Directors, amended and restated, which provides for the granting of options to buy Common Stock to non-employee directors. Total shares reserved under this plan are 800,000 shares. The Company acquired two plans as a result of the acquisition of Clarity Visual System, Inc., the 1995 Stock Incentive Plan and the Non-Qualified Stock Option Plan. Both plans provide for the granting of options to buy shares of Common Stock. Total shares reserved under these plans are 1,230,060. Options granted under the plans generally become exercisable over a three- to five-year period and expire ten years after date of grant. Options are also granted to certain executives in accordance with individual compensation agreements.

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Price
Options outstanding at September 29, 2006	3,352,974	$11.16
Granted	544,689	8.76
Exercised	(320,734)	4.53
Forfeited	(708,494)	17.38

Options outstanding at June 29, 2007	2,868,435	$10.40

The total pretax intrinsic value of options exercised during the three months ended June 29, 2007 was $174. As of June 29, 2007, the total intrinsic value of options outstanding was $1,220, and the options had a weighted average remaining contractual term of 6.2 years. As of June 29, 2007, there were 1,601,038 shares exercisable with a weighted average exercise price of $11.33 per share, an aggregate intrinsic value of $1,170, and a weighted average contractual life of 5.0 years.

Restricted stock

The Company’s plans provide for the issuance of restricted stock to employees, (“Nonvested shares” per FAS 123R). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, General Managers of certain of the Company’s business units, and other vice presidents, the shares issued generally vest over a two- to four-year period.

During the third quarter of 2007 the Company issued 500,000 shares of performance-based restricted stock to various General Managers and key executives of the Company. The shares will vest at levels ranging from 0% to 100% of shares issued, dependent upon the achievement of various internal sales and profit performance metrics up to and including fiscal 2009 results. If certain metrics are achieved earlier than anticipated, additional shares, up to 50% of those initially issued, can be granted. If 100% of the issued shares vest, the total expense related to these shares will be $4,065. The average implicit service period, estimated at the time of issue, is 2.4 years.

Information regarding restricted stock grants is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 29, 2006	428,849	$10.60
Granted	711,227	8.26
Vested	(70,292)	10.56
Canceled	(49,625)	11.12

Restricted stock outstanding at June 29, 2007	1,020,159	$9.26

Employee Stock Purchase Plan

In fiscal 2005, the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85 percent of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. The use of the Black-Scholes model, and related assumptions integrated into the model, are discussed in a subsequent paragraph.

Valuation and Expense Information under FAS 123(R)

The following table summarizes share based compensation expense related to share based payment awards, and employee stock purchases under FAS 123(R) for the three months ended June 29, 2007 and June 30, 2006, respectively, which was allocated as follows:

	Three months ended		Nine months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Cost of sales	$126	$53	$322	$149

Research and development	113	43	329	104
Sales and marketing	487	230	1,441	507
General and administrative	580	327	1,395	1,972
Restructuring	—	—	—	51

Share based compensation expense included in operating expenses	1,180	600	3,165	2,634

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases	1,306	653	3,487	2,783
Tax benefit	516	285	1,377	1,030

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases, net of tax	$790	$368	$2,110	$1,753

The Company calculated the fair value of employee stock options on the date of grant using the Black-Scholes model. As share based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on historical and anticipated future experience.

Note 7 – BUSINESS SEGMENTS

The Company is organized based on various display businesses, primarily specialty displays. Under this organizational structure, the Company operates in five main segments: Medical, Industrial, Commercial, Control Room and Signage, and Home Theater. The Medical segment derives revenue primarily from diagnostic imaging systems for radiology. The Industrial segment derives revenue primarily through the development and marketing of electroluminescent displays (EL), liquid crystal displays and color active matrix liquid crystal displays used in specialty applications. The Commercial segment derives revenue primarily through the marketing of LCD desktop monitors, other touch displays, and projectors that are sold through distributors to end users. The Control Room and Signage segment derives revenue primarily through the marketing of scalable video-wall displays and a line of large-area flat screen digital signage products, which include software to manage the signage content. These products are sold through dealers to end users. The Home Theater segment derives revenue primarily from the sales of innovative products for the high-end home theater enthusiast including high-performance home theater projection systems, large-format thin video displays, and front-projection screens.

Effective September 30, 2006 the Company changed the presentation of the Medical and Industrial segments. Certain revenues, which primarily relate to EL products sold for medical applications, which were previously presented under the Medical segment, have been moved to the Industrial segment. Prior year amounts have been reclassified to conform to the current year segment presentation. Effective March 31, 2007 the Company created the Home Theater segment due to the new product offerings associated with the Runco acquisition. Certain revenues, which primarily relate to home theater projectors, large-format thin displays, and screens, which were previously presented under the Commercial segment, have been reclassified to the Home Theater segment and revenues associated with Runco are also presented in the Home Theater segment.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Operating income (loss) from the business units includes specifically identifiable costs related to research and development, product development, and sales and marketing directly associated with each of the business units. Product development expenses and marketing and sales expenses are specifically identified by segment. Corporate expenses consist of expenses that are not directly associated with a particular segment and include general research expense, general marketing expense, finance and administration expense, human resources expense, information systems expense, restructuring and impairment charges, acquisition related costs, and share based compensation costs. Depreciation, interest expense, interest income, other non-operating items and income taxes by segment are not included in the internal segment information provided to the chief operating decision-maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to external customers below.

	Three months ended		Nine months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales to external customers (by segment):
Medical	$11,109	$10,668	$31,800	$32,732
Industrial	14,758	20,361	45,279	62,707
Commercial	19,092	18,053	54,355	63,672
Control Room and Signage	16,995	—	47,918	—
Home Theater	6,246	283	8,346	283

Total sales	$68,200	$49,365	$187,698	$159,394

Operating income (loss):
Medical	$1494	$1,629	$3,604	$3,396
Industrial	3,053	5,301	11,185	17,635
Commercial	958	75	1,880	1,695
Control Room and Signage	51	—	(221)	—
Home Theater	(993)	(259)	(3,288)	(259)
Corporate	(10,414)	(4,623)	(28,572)	(16,066)

Income (loss) from operations	$(5,851)	$2,123	$(15,412)	$6,401

Note 8 – GUARANTEES

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 48 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

	Three months ended		Nine months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Balance as of beginning of period	$3,614	$3,153	$3,691	$2,932
Cash paid for warranty repairs	(1,066)	(781)	(3,441)	(2,680)
Provision for current period sales	1,193	695	3,491	2,815

Balance as of end of period	$3,741	$3,067	$3,741	$3,067

NOTE – 9 DEBT

The Company entered into a credit agreement in December 2003, which has been amended three times since its inception. The Company had $22 million outstanding as of June 29, 2007 and $0 outstanding as of September 29, 2006. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio, which was subsequently replaced by a collateral coverage ratio as described below. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges and costs associated with exit or disposal activities and share based compensation, are added back to net income in the calculation of EBITDA. In December 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. In September 2005, the credit agreement was amended to reduce the minimum EBITDA for the four fiscal quarters prior to the date of determination from $12.5 million to $9.0 million, and to alter the available borrowing level based upon the Company’s EBITDA. Effective May 23, 2007 the credit agreement was amended to reduce the amount of the revolving credit facility from $50 million to $37.5 million. The amendment also replaced the funded-debt-to-EBITDA covenant with a collateral coverage ratio covenant. The Company may borrow up to half the net value of its domestic inventory, accounts receivable, and property, plant, and equipment with a maximum borrowing capacity of $37.5 million. In addition, the amendment reduced the minimum EBITDA for the four fiscal quarters prior to the date of determination from $9.0 million to $5.0 million.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the possibility that the acquisitions of Clarity Visual Systems and Runco International will create difficulties in the integration of the operations, employees, strategies, and technologies; changes or slower growth in the digital signage and/or command and control display markets; changes or slower growth in the Home Theater Market; the potential inability to realize expected benefits and synergies of the Clarity or Runco acquisitions; domestic and international business and economic conditions; any reduction in or delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; changes in the flat-panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners; final settlement of contractual liabilities; balance sheet changes related to updating certain estimates required for the purchase accounting treatment of the Clarity and Runco acquisitions; future production variables impacting excess inventory and other risk factors listed from time to time in the Company’s Securities and Exchange Commission (SEC) filings. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

Revenue Recognition. The Company’s policy is to recognize revenue for product sales when evidence of an arrangement exists, sales price is determinable or fixed, and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. Some distributor agreements allow for potential return of products and provide price protection under certain conditions within limited time periods. Such return rights are generally limited to short-term stock rotation. The Company estimates sales returns and price adjustments based on historical experience and other qualitative factors, and records the amounts as a reduction in revenue at the later of the time of shipment or when the pricing decision is made. Each period, price protection is estimated based upon pricing decisions made and information received from distributors as to the amount of inventory they are holding. The Company’s policies comply with the guidance provided by Staff Accounting Bulleting No. 104, Revenue Recognition, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the collection risk is minimal.

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

Product Warranties. The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance over a specified period of time, generally between 12 and 48 months, at no cost to the Company’s customers. The Company’s policy is to establish warranty reserves at levels that represent its estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. The Company believes that its recorded liabilities are adequate to cover its future cost of materials, freight, labor and overhead for the servicing of its products. If product failure rates, or material or service delivery costs differ from the Company’s estimates, its warranty liability would need to be revised accordingly.

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

For identifiable intangible assets, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the undiscounted future cash flows from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the estimated cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges for impairment of these assets. The revised value is based on the new estimated undiscounted cash flow associated with the asset. Impairment could result if the associated products do not sell as expected.

Share based Compensation Expense. The company has adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share based payment awards made to our employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Upon adoption of FAS 123(R), the Company maintained its method of valuation of share based awards using the Black-Scholes option pricing model, which has historically been used for the purpose of the pro forma financial information in accordance with FAS 123. The determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards. The Company estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience. As share based compensation expense recognized in the Consolidated Statement of Operations for the first nine months of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. If factors change and we employ different assumptions in the application of FAS 123(R) in future periods, the compensation expense that we record under FAS 123(R) may differ significantly from what we have recorded in the current period.

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

Introduction and Overview

Planar Systems, Inc. is a leading provider of value-added hardware and software for a variety of specialty display markets worldwide. The Company provides unique display-based solutions to exacting requirements, leveraging its operational excellence, technical innovation, and go-to-market capabilities. The Company is headquartered in Beaverton, Oregon and has manufacturing locations in the US and Finland, where the Company manufactures proprietary Electroluminescent (EL) displays. Unless context otherwise requires, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Planar” refer to Planar Systems, Inc., and unless the context requires otherwise, includes all of our consolidated subsidiaries.

Our Strategy

For almost a quarter century, Planar has been designing and bringing to market innovative display solutions. The Company launched a new strategy late in fiscal 2006 to focus on specialty, niche display markets; markets where requirements are more stringent, innovation is valued, and, generally the customer is not served or is underserved by the mass-market, commodity display providers. Planar uses a common infrastructure of manufacturing and administrative services to support vertically aligned go-to-market resources and technologies.

Our Markets

The market fundamentals of the display industry are driven by three key growth factors: 1) the proliferation of display products, from both the increase in “smart” devices throughout modern life and flat panels’ versatility for a wider range of uses, 2) the ongoing need for end customers, system providers, integrators and installers to rely on display experts to provide solutions, and 3) the emerging market for targeting advertising and messaging to consumers using large format digital signs.

Planar provides quality solutions to following markets:

Industrial—This business focuses on providing embedded, ruggedized/customized displays to Original Equipment Manufacturers (OEMs) to include in their systems. Key technologies in this segment include Electroluminescent (EL) Displays, Active-matrix Liquid Crystal Displays (AMLCD), and passive Liquid Crystal Displays (LCD). These technologies are used in a wide variety of applications and industries including instrumentation, medical equipment, vehicle dashboards, and military applications.

Medical—This business focuses on selling very high-resolution diagnostic monitors to hospitals and medical professionals (primarily radiologists) for use in reading digital medical images and performing diagnosis. The monitors are medically certified by the FDA, range from 19” to 30” diagonals, and are available in both color and grayscale models. A complementary software offering allows users to control the colors and levels of grayscale on these monitors to international and recognized DICOMM standards to ensure that the images look exactly the same on every display.

Control Room & Signage—This business has two primary markets: the first is providing high-resolution video walls for the security, governmental, telecom, energy, industrial, broadcast, and transportation sectors; the second market served by this business is the emerging, high-growth market for digital signs. Key technologies used in solutions for video walls include rear-projection video cubes and image processing hardware and software. For digital signage, solutions are made up of large-format, flat-panel LCD displays combined with industry-leading digital signage software. Industries served include transportation, retail, banking, public venue advertising (indoor), and casino/hospitality.

Home Theater—This segment sells innovative products for the high-end home theater enthusiast including high-performance home theater projection systems, large-format thin displays, and unique front-projection screens. This business goes to market under three uniquely positioned brands, Runco, Vidikron, and Planar home theater products. Runco and Vidikron products are sold directly to custom home installation dealers, primarily in the United States; Planar products are distributed through specialty home theater distributors in countries throughout North America, Europe, Australia and Asia.

Commercial—This business sells desktop LCD monitors, touch screen monitors, and business projectors through IT resellers, primarily in the United States. The business operates in a business to business model, where key relationships are formed with Asian suppliers who design and manufacture the various products, using the Planar brand which are then sold to the IT reseller channel, and ultimately purchased by various business users.

Overview

During the third quarter of 2007, the Company announced and closed the acquisition of Runco International, a recognized leader in providing solutions for the custom home theater market. The Company acquired the assets of privately-held Runco for $36.7 million on May 23, 2007 and, consequently, the subsequent results for this business are included in the Company’s third quarter results. In addition, the Company announced a number of innovative products and relationships which are designed to advance its strategic objectives in its other business segments, including key relationships with advanced graphics solutions providers to enable its line of Diagnostic Imaging monitors in its Medical segment, the launch of new multicolor QVGA electroluminescent displays in its Industrial segment, announcement of an important reseller relationship with a geospatial solutions provider to drive Stereo Mirror growth in its Industrial segment, the announcement of a new high-bright, performance business projector in its Commercial segment, and the showcasing of digital signage solutions and the debut of new command and control offerings at key industry tradeshows in its Control Room and Signage segment.

Quarterly sales were $68.2 million in the third quarter of 2007 as compared to sales of $49.4 million in the third quarter of 2006. Net loss per share was $0.24 in the third quarter of 2007 as compared to net income per share of $0.11 in the third quarter of 2006. Net loss was $4.1 million in the third quarter of 2007 as compared to net income of $1.7 million in the third quarter of 2006. The increase in sales in the third quarter of 2007 as compared to the third quarter of 2006 was primarily due to revenues provided by the Control Room and Signage segment. The increase was also due to the inclusion of revenues from the Runco acquisition subsequent to the acquisition close date of May 23, 2007. The net loss in the third quarter of 2007 was attributed to lower revenues in the Industrial segment and increased operating expenses. Operating expenses increased as a result of new investments made in the Industrial and Home Theater segments. In addition, operating expenses increased due to acquisition related charges and increased expense related to amortization of identifiable intangible assets, both as a result of the acquisitions of Clarity and Runco. Net income in the third quarter of 2006 was attributed to stronger product margins in each of the Company’s business segments, a better mix of higher margin Industrial and Medical products sales relative to Commercial products sales, reduced operating expenses due to cost reduction actions implemented in the prior year, and higher interest income resulting from increased cash balances and interest rates.

In the Medical segment, sales increased by $0.4 million to $11.1 million in the third quarter of 2007 from $10.7 million in the third quarter of 2006. Sales of Diagnostic Imaging Monitors grew 10.0% compared with the third quarter of 2006. Sales growth occurred during the quarter as the Company recaptured market share in the US OEM segment of the Diagnostic Imaging monitor market. Sales to the US OEM channel increased 56% year over year. This was offset by a decrease in sales in the US IT reseller channel. Sales of lower margin patient monitors decreased 42.8% in the third quarter of 2007 as compared to the third quarter of 2006 as the Company is transitioning away from this product line to focus on higher margin opportunities for Diagnostic Imaging monitors. Operating income in the Medical segment was approximately flat at $1.5 million in the third quarter of 2007 as compared to $1.6 million in the third quarter of 2006. Higher gross profit was offset by increased spending in R&D to support the development of the next generation of Diagnostic Imaging monitors.

In the Industrial segment, sales decreased by $5.6 million to $14.8 million in the third quarter of 2007 as compared to $20.4 million in the third quarter of 2006. The decrease was primarily due to certain products in the Industrial segment which reached the end-of-life stage in previous periods, from which lower revenues resulted as compared to the same period in the prior year, and certain OEM contracts not being renewed. We have been investing in additional development and sales and marketing resources to seek out and capture new design wins to slow the decline and ultimately begin to grow sales in this segment. Operating income in the Industrial segment decreased to $3.1 million in the third quarter of 2007 as compared to $5.3 million in the third quarter of 2006, as a result of lower sales compared to the same period the prior year, and increased spending related to efforts to rebuild the sales funnel for new business opportunities.

In the Commercial segment, sales increased by $1.0 million to $19.1 million in the third quarter of 2007 from $18.1 million in the third quarter of 2006. The increase was due to sales in new product categories including touch monitors and business projectors reflecting the Company’s strategic shift to higher margin products in this segment. Sales of desktop monitors were down as higher unit sales partially offset the decline in average selling prices. Operating income increased to approximately $1.0 million in the third quarter of 2007 compared to a small operating profit in the third quarter of 2006. The operating income improvement was due to favorable pricing for desktop monitors as LCD supply began to be constrained in the middle quarter and the overall favorable strategic impact of selling higher margin products in this segment.

Sales in the Control Room and Signage segment were $17.0 million in the third quarter of 2007, an increase of $4.9 million from $12.1 million in the second quarter of 2007. The sequential quarterly increase was due to normal seasonal patterns in this segment and increased sales of command and control equipment. Operating income in the Control Room and Signage segment increased $1.6 million in the third quarter of 2007 to $0.1 million from a $1.5 million operating loss in the second quarter of 2007. Higher sequential revenue was partially offset by increased spending to support product development and tradeshow activity. Previous year results did not exist as this segment resulted from the acquisition of Clarity in the fourth quarter of fiscal 2006.

Sales in the Home Theater segment were $6.2 million for the third quarter of 2007 compared with sales of $0.3 million during the same period a year ago. This newly created segment includes the results of the recently acquired business, Runco International for the period following the close, May 23 to June 29, 2007. Sales for Runco and Vidikron branded products were $5.8 million, while sales for Planar branded products were $0.4 million during the third quarter of 2007. The Company is focused on driving sales growth and operational efficiencies in the segment. Operating loss for the Home Theater segment was $1.0 million compared with a loss of $0.3 million in the third quarter of 2006. Fiscal 2006 results did not include the acquisition of Runco in May of 2007.

Sales

The Company’s sales of $68.2 million in the third quarter of 2007 increased $18.8 million or 38.2% as compared to $49.4 million in the third quarter of 2006. The increase in sales was primarily due to $17.0 million in sales from the Control Room and Signage segment which did not exist in the third quarter of 2006, and due to the increase in sales from the Home Theater segment primarily related to the Runco acquisition. These increases were primarily offset by a decrease in sales in the Industrial segment. Sales in the Medical segment increased $0.4 million or 4.1% to $11.1 million in the third quarter of

2007 from $10.7 million in the same period of 2006. The increase was primarily due to an increase in sales of Diagnostic Imagining (DI) products offset by a decrease in sales of lower margin patient monitors as a result of the Company’s shift in focus toward sales of DI products. Industrial segment sales decreased $5.6 million or 27.5% with sales of $14.8 million in the third quarter of 2007 as compared to sales of $20.4 million in the third quarter of 2006. The decrease was primarily due to certain products that reached the end-of-life stage in previous periods from which lower revenues resulted as compared to the same period in the prior year, and certain OEM contracts not being renewed. Sales in the Commercial segment increased $1.0 million or 5.8% to $19.1 million in the third quarter of 2007 from $18.1 million in the same period of 2006. The increase was due to sales in new product categories including touch monitors and business projectors reflecting the Company’s strategic shift to higher margin products in this segment. However revenues continue to be impacted by lower average selling prices of desktop monitors in the Commercial segment desktop. Average selling prices of Commercial segment desktop monitors decreased approximately 19.5% for three months ended June 29, 2007 when compared to the three months ended June 30, 2006. Over the same period, average selling prices for the segment as a whole decreased approximately 14% while overall volumes increased approximately 22.9%. The increase in volume and the change in product mix resulted in increased revenues that were partially offset by decreases in revenue from declining average sales prices. The continued decline in average sales price is due to an oversupply of products that has existed throughout the industry primarily due to newly constructed component manufacturing operations, which have saturated the market with components, thereby driving down the costs of the components and allowing the Company and its competitors to build products for lower costs. When these products have entered the market, the saturation has exerted downward pressure on prices of the Company’s and its competitors’ products, as customers expect lower prices due to lower component costs.

The Company’s sales of $187.7 million in the first nine months of 2007 increased $28.3 million or 17.8% compared to $159.4 million in the same period of 2006. The increase in sales was primarily due to $47.9 million in additional revenues provided by the Company’s new business segment, Control Room and Signage, which did not exist in the first nine months of 2006 and $8.3 million in additional revenues provided by the Company’s Home Theater business segment. These increases were offset by decreases in revenues in the other three segments. Medical segment sales decreased $0.9 million or 2.8% to $31.8 million in the first nine months of 2007 from $32.7 million in the same period of 2006. The decrease was primarily due to lower sales of lower margin patient monitors, which decreased 38.7% compared to the same period in 2006. Patient monitor sales decreased as a result of the Company’s shift in focus toward sales of Diagnostic Imagining (DI) products. Industrial segment sales decreased $17.4 million or 27.8% to $45.3 million in the first nine months of 2007 from $62.7 million in the same period of 2006. The decrease was primarily due to certain products which reached the end-of-life stage in previous periods from which lower revenues resulted as compared to the same period in the prior year, and certain OEM contracts not being renewed. Commercial segment sales decreased $9.3 million or 14.6% to $54.4 million in the first nine months of 2007 from $63.7 million in the same period of 2006. This decrease was due to a 15.8% decline in average sales price which was offset by a 1.4% increase in volume.

International sales increased $9.7 million or 88.1% to $20.6 million in the third quarter of 2007 as compared to $10.9 million recorded in the same quarter of the prior year. International sales for the first nine months of 2007 increased $18.3 million or 50.1% to $54.7 million from $36.4 million in the same period of 2006. The increase in international sales in both the three and nine month periods was due to increased sales of DI products and Control Room and Signage products that did not exist in the same period in prior year. As a percentage of total sales, international sales increased to 30.2% in the third quarter of 2007, as compared to 22.2% in the third quarter of 2006. In the first nine months of 2007, international sales increased to 29.1% of total sales, as compared to 22.9% in the first nine months of 2006. The overall increase in percentage of international sales in the three and nine month periods ended June 29, 2007, as compared to the same periods in the prior year, was due to additional international sales from the Medical, Control Room and Signage, and Home Theater, segments.

Gross Margin

The Company’s gross margin as a percentage of sales decreased to 26.3% in the third quarter of 2007 from 27.0% in the third quarter of 2006. In the third quarter of 2007, gross margin was negatively impacted by lower sales of the Company’s higher margin Industrial products and the purchase accounting adjustment to step-up inventory related to the acquisition of Runco. For the first nine months of 2007, the Company’s gross margin was 26.2% compared to 26.7% in the first nine months of 2006. For the nine month period of 2007, gross margin was negatively impacted by lower sales in the higher margin Industrial segment, the purchase accounting adjustment to step-up inventory related to the acquisition of Runco, and an increase in reserves related to excess and obsolete inventory.

Research and Development

Research and development expenses increased $2.2 million or 87.1% to $4.6 million in the third quarter of 2007 from $2.4 million in the same quarter in the prior year. For the first nine months of 2007, research and development expenses increased $4.1 million or 55.3% to $11.6 million from $7.5 million. The three and nine month increase was primarily due to research and development expense in the Control Room and Signage segment and the Home Theater segment which did not exist in the same periods of the prior year. As a percentage of sales, research and development expenses increased to 6.7% in the third quarter of 2007 as compared to 4.9% in the same quarter of the prior year. As a percentage of sales, research and development expenses increased to 6.2% for the first nine months of 2007 as compared to 4.7% in the same period of the prior year. The three and nine month increase in research and development expenses as a percentage of sales was primarily due the increase in expense as noted above.

Sales and Marketing

Sales and marketing expenses increased $5.4 million or 107% to $10.4 million in the third quarter of 2007 as compared to $5.0 million in the same quarter of the prior year. Sales and marketing expenses increased $13.3 million or 88.5% to $28.4 million in the first nine months of 2007 as compared to $15.1 million in the same period of the prior year. The three and nine month increase was primarily due to increased sales and marketing expenses in the Control Room and Signage segment and in the Home Theater segment which did not exist in the prior three and nine month periods. As a percentage of sales, sales and marketing expenses increased to 15.3% in the third quarter of 2007 from 10.2% in the same quarter of the prior year. As a percentage of sales, sales and marketing expenses were 15.1% in the first nine months of 2007 compared to 9.5% the same period of the prior year. The three and nine month increase in sales and marketing expense as a percentage of sales was due to the increase in expenses as noted above.

General and Administrative

General and administrative expenses increased $2.1 million or 59.9% to $5.7 million in the third quarter of 2007 from $3.6 million in the same period from the prior year. General and administrative expenses increased $3.2 million or 25.3% to $15.9 million in the first nine months of 2007 from $12.7 million in the same period of the prior year. The three month increase in general and administrative expense was due to increased spending related to information systems, higher share based compensation expense, increase in headcount, and an increase in spending related to the acquisition of Clarity and Runco in the third quarter of 2007 compared to the same period in prior year. The nine months increase in general and administrative expense was due to increased spending as a result of the acquisition of Clarity in the fourth quarter of 2006, higher share based compensation expense and an increase in information systems spending. As a percentage of sales, general and administrative expenses increased to 8.4% in the third quarter of 2007 from 7.3% in the same period of the prior year. The three month increase in general and administrative expenses as a percentage of sales was due to the higher share based compensation, increase in headcount, and increased spending related to information systems in the third quarter of 2007 compared to the third quarter of 2006. For the first nine months of 2007, general and administrative expenses, as a percentage of sales, increased to 8.5% from 8.0% for the same period of the prior year. The nine month increase in general and administrative expense as a percentage of sales was primarily due to the additional spending as a result of the Clarity acquisition, higher share based compensation and increased spending related to information systems.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets increased to $2.1 million in the third quarter of 2007 from $0.1 million in the same period from the prior year. The increase in amortization expense was primarily due to the additional $29.5 million of intangible assets acquired in the fourth quarter of 2006 as a result of the acquisition of Clarity. The identifiable intangible assets consist primarily of $18.2 million for developed technology, $9.2 million for customer relationships, and $2.0 million for trademarks and tradenames which are being amortized over their estimated useful lives of four to seven years. The increase in amortization expense was also due to the additional $19.2 million of intangible assets acquired in the third quarter of 2007 as a result of the acquisition of Runco. The identifiable intangible assets consist primarily of $10.6 million for customer relationships, $7.7 million for trademarks and tradenames, and $0.9 million of other intangibles. The intangibles are being amortized over their estimated useful lives of four to ten years with the exception of $6.1 million of trademarks and trade names which have indefinite lives. For the first nine months of 2007, expenses for amortization of intangible assets increased to $5.4 million from $0.4 million in the same period of 2006 due to the same reasons mentioned above.

Impairment and Restructuring Charges

There were no impairment and restructuring charges recorded in the third quarter of 2007. Impairment and restructuring charges of $1.6 million in the first nine months of 2007 are composed of $1.5 million in severance benefits, and other charges resulting from a cost reduction plan adopted by the Company during the first quarter of 2007, which includes the termination of employment of certain employees across all functions, and a $0.1 million impairment charge related to tooling for a product line that was discontinued.

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

Acquisition Related Costs

Acquisition related costs of $0.9 million in the third quarter of 2007 and $1.7 million for the first nine months of 2007 consist of one time incremental costs associated with the acquisitions of both Clarity and Runco, which were not included in the purchase consideration or are not capitalizable as property, plant or equipment, which resulted directly from the acquisition.

Total Operating Expenses

Total operating expenses increased $12.6 million or 112% to $23.8 million in the third quarter of 2007 from $11.2 million in the same period a year ago. For the first nine months of 2007, total operating expenses increased $28.4 million or 78.6% to $64.6 million from $36.2 million in the same period of the prior year. The increases were primarily due to higher research and development and sales and marketing expense in the Control Room and Signage and the Home Theater segments which did not exist in the same periods in the prior year. As a percentage of sales, operating expenses increased to 34.8% in the third quarter of 2007 from 22.7% in the same quarter of the prior year. As a percentage of sales, operating expenses increased to 34.4% in the first nine months of 2007 from 22.7% in the same period of the prior year. These increases were due to the reasons listed above.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. Net interest expense was $0.1 million in the third quarter of 2007, compared to net interest income of $0.7 million in the third quarter of 2006. Net interest income for the first nine months of 2007 was $0.9 million compared to $1.8 million in the same period of 2006. The decreases were due to lower interest income resulting from lower cash balances, and higher interest expenses in 2007 related to the Company’s use of its revolving line-of-credit to partially fund the Runco acquisition as compared with the same periods in prior year.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies, the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency, and gains and losses on foreign exchange forward contracts. Foreign currency exchange gains and losses were a net loss of $0.1 million in the third quarter of 2007, as compared with a net gain of $0.2 million in the third quarter of 2006. In the first nine months of 2007, foreign currency gains and losses amounted to a net gain of $0.1 million as compared to breakeven in the same period of 2006.

The Company currently realizes approximately 30% of its sales outside of the United States and continues its effort to increase foreign sales through geographic expansion. Additionally, the functional currency of the Company’s primary foreign subsidiaries is the Euro, which must be translated to U. S. dollars for consolidation. The Company hedges the majority of its Euro exposure with foreign exchange forward contracts. The Company believes that hedging mitigates the risk associated with foreign currency fluctuations.

Provision for Income Taxes

The Company’s effective tax rates for the quarter and nine months ended June 29, 2007 were approximately 31.5% and 35%, respectively which is a decrease from 43.7% and 37.5%, respectively in the three and nine months ended June 30, 2006. The difference between the effective tax rate and the federal statutory rate was primarily due to the mix of profits earned by the Company and its subsidiaries in tax jurisdictions where income tax rates are substantially different than the United States statutory tax rates and the effect of state income taxes.

Net Income (Loss)

In the third quarter of fiscal 2007, net loss was $4.1 million or $0.24 per share. In the same quarter of the prior year, net income was $1.7 million or $0.11 per share. For the first nine months of fiscal 2007, net loss was $9.4 million or $0.54 per share compared to net income of $5.1 million or $0.33 per share in the comparable period of the prior year.

Liquidity and Capital Resources

Net cash used in operating activities was $11.7 million in the first nine months of 2007. Net cash provided by operating activities in the same period of the prior year was $9.2 million. The net cash used by operations in the first nine months of fiscal 2007 primarily relates to the net loss reported, increases in inventory, accounts receivable, and decreases in accounts payable and other liabilities, offset by increases in non-cash reconciling items for depreciation and amortization expense, and restructuring charges. Neither depreciation and amortization nor share based compensation required a current cash outlay.

Working capital decreased $36.4 million to $44.5 million at June 29, 2007 from $80.9 million at September 29, 2006 primarily due to the cash paid and debt assumed related to the Runco acquisition. Total current assets decreased $9.4 million in the first nine months of fiscal 2007. Cash and cash equivalents decreased $32.8 million due to the reasons noted above. Accounts receivable increased $9.7 million due to timing of shipments and the collection of payments. Inventories increased $14.4 million due primarily to purchases made to support anticipated demand in the Control Room and Signage segment and due to the Runco acquisition. Current liabilities increased $27.0 million in the first nine months of 2007. Accounts payable increased $6.6 million due to the timing of payments to vendors. Notes payable increased to $22 million due to the Company borrowing funds for the purchase of Runco. Deferred revenue decreased $0.6 million due to the timing of recognition of deferred revenue. Other current liabilities decreased $0.8 million primarily due to decreases in accrued severance related to the restructuring activities.

During the first nine months of 2007, cash of $6.4 million was used to purchase plant, property and equipment. These capital expenditures were primarily related to leasehold improvements made to our facilities.

The Company entered into a credit agreement in December 2003, which has been amended three times since its inception. The Company had $22 million outstanding as of June 29, 2007 and $0 outstanding as of September 29, 2006. The agreement expires December 1, 2008 and the borrowings are secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual funded debt-to-EBITDA ratio and the LIBOR rate. The agreement includes the following financial covenants: a fixed charge ratio, minimum EBITDA, minimum net worth and a funded-debt-to-EBITDA ratio which was subsequently replaced by a collateral coverage ratio as described below. According to the credit agreement, expenses which did not or will not require a cash settlement, including impairment charges and costs associated with exit or disposal activities and share based compensation, are added back to net income in the calculation of EBITDA. In December 2004, the credit agreement was amended to provide for increases in the commitment fee payable under the credit agreement if minimum EBITDA for the four fiscal quarters prior to the date of determination falls below $20 million. In September 2005, the credit agreement was amended to reduce the minimum EBITDA for the four fiscal quarters prior to the date of determination from $12.5 million to $9.0 million, and to alter the available borrowing level based upon the Company’s EBITDA. Effective May 23, 2007 the credit agreement was amended to reduce the amount of the revolving credit facility from $50 million to $37.5 million. The amendment also replaced the funded-debt-to-EBITDA covenant with a collateral coverage ratio covenant. The Company may borrow up to half the net value of its domestic inventory, accounts receivable, and property, plant, and equipment with a maximum borrowing capacity of $37.5 million. In addition, the amendment reduced the minimum EBITDA for the four fiscal quarters prior to the date of determination from $9.0 million to $5.0 million.

The Company also has capital leases for various equipment. The total minimum lease payments are $1.7 million, which are payable over the next seven years. The Company believes its existing cash and investments together with cash generated from operations and borrowing capabilities will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

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

The Euro is the functional currency of the Company’s European subsidiaries. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained open contracts of approximately $3.8 million as of June 29, 2007. If rates shifted dramatically, the Company believes it would not be impacted materially. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended June 29, 2007 that could significantly affect our internal controls over financial reporting.

We acquired Clarity Visual Systems, Inc. during September 2006 and Runco International during May 2007. We have excluded both Clarity and Runco from our assessment of the effectiveness of the Company’s internal control over financial reporting as of June 29, 2007. The Company has been working through the integration of the acquisitions, and additional work remains relating to integrating business systems and global manufacturing and validating internal control processes over accounting transactions and export control. The Company believes that the reviews and activities related to the Clarity acquisition will be completed by the fourth quarter of the current fiscal year and by the fourth quarter of fiscal 2008 for the Runco acquisition.

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

Future operating results of Planar could be adversely affected as a result of purchase accounting treatment and the impact of amortization and impairment of intangible assets and stock compensation expense relating to the acquisition of Clarity and Runco.

In accordance with accounting principles generally accepted in the United States, Planar has accounted for the Clarity and Runco acquisitions using the purchase method of accounting. In addition, we expect Planar will incur large, ongoing expenses resulting from the amortization of intangible assets, including but not limited to purchased developed technology, trademarks and trade names, and customer relationships. Under the purchase method of accounting, Planar has recorded the cash paid and the market value of the Planar capital stock issued in connection with the acquisitions, the fair value of the options to purchase Planar common stock and the amount of direct transaction costs as the cost of acquiring the businesses of Clarity and Runco. Planar allocated the cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as developed acquired technology, acquired trademarks and trade names and acquired customer relationships), based on their respective fair values at the date of the completion of the acquisition.

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

Planar will potentially incur significant costs associated with the acquisition and integration of Clarity and Runco.

The Company believes that it may incur charges to operations, which are not currently reasonably estimable, in subsequent quarters following the acquisition associated with integration of Clarity and Runco. If the benefits of the acquisition do not exceed the costs associated with the acquisition and integration, Planar’s financial results could suffer and the market price of Planar’s common stock could decline.

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

Inability to obtain sufficient quantities of components and other materials necessary to produce our displays could result in reduced or delayed sales. We obtain much of the material we use in the manufacture of our displays from a limited number of suppliers, and we generally do not have long-term supply contracts with any of them. For some of this material we do not generally have a ready alternative source of supply. As a result, we are subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. The Company has in the past and may in the future face difficulties ensuring an adequate supply of quality high resolution glass used in its medical displays. We are continually engaged in efforts to address this risk area.

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

Most of the contract manufacturers with which we do business are located in Asia which has experienced several earthquakes, tsunamis, typhoons and interruptions to power supplies which resulted in business interruptions. Our business could suffer significantly if the operations of vendors there or elsewhere were disrupted for extended periods of time.

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

A number of factors, including the failure to retain key employees and consultants, could impair Planar’s ability to successfully integrate the Clarity and Runco businesses, which could harm Planar’s business, financial condition and results of operations.

After the acquisitions the Company will need to integrate Clarity and Runco, each of which had previously operated independently. Successful integration will require significant efforts by Planar, including the coordination of product plans, research and development, sales and marketing efforts, management styles and expectations, and general and administration activities. The challenges involved in integrating the businesses include, but are not limited to, the following:

•	retaining and integrating management and other key employees of each of Clarity and Runco to pursue the business objectives of Planar;

•	consolidating product plans and coordinating research and development activities to permit efficient time-to-market introductions and time-to-volume production for new products and technologies;

•	integrating manufacturing operations in multiple locations;

•	integrating purchasing and procurement operations in multiple locations;

•	integrating sales efforts so that customers can do business easily with Planar;

•	transitioning all facilities to common accounting and information technology systems;

•

developing and maintaining uniform standards, controls, procedures and policies, including controls over quality assurance and extending Planar’s internal controls over financial reporting to the operations of acquired businesses including Clarity and Runco;

•	maximizing efficiency of operations by eliminating redundant functions, centralizing functions in appropriate locations to the extent possible and discontinuing unprofitable lines of business; and

•	controlling the costs associated with integration

It is not certain that the Clarity and Runco business operations will be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. The risks of unsuccessful integration of the companies include:

•	impairment and/or loss of relationships with employees, consultants, dealers, customers and/or suppliers;

•	disruption of Planar’s business;

•	distraction of management; and

•	adverse financial results related to unanticipated expenses associated with integration of the three businesses.

In addition, in connection with any future acquisitions or investments, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities that could impair our liquidity;

•	incur amortization expenses related to intangible assets;

•	uncover previous unknown liabilities; or

•	incur large and immediate write-offs that would reduce net income.

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

The Company faces intense competition.

Each of our markets is highly competitive, and we expect this to continue and even intensify. We believe that over time this competition will have the effect of reducing average selling prices of our products. Certain of our competitors have substantially greater name recognition and financial, technical, marketing and other resources than we do. There is no assurance that our competitors will not succeed in developing or marketing products that would render our products obsolete or noncompetitive. To the extent we are unable to compete effectively against our competitors, whether due to such practices or otherwise, our business, financial condition and results of operations would be materially adversely affected.

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

We may lose key licensors, sales representatives, foundries, licensees, vendors, other business partners and employees due to uncertainties regarding the recent acquisitions, which could seriously harm Planar.

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

The market price of our common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing price of our stock ranged from $7.08 to $12.39. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

We cannot provide any assurance that current environmental laws and product quality specification standards, or any other laws or standards enacted in the future, will not have a material adverse effect on our business.

Our operations are subject to environmental and various other regulations in each of the jurisdictions in which we conduct business. Some of our products use substances, such as lead, that are highly regulated or will not be allowed in certain jurisdictions in the future. We have redesigned certain products to eliminate such substances in our products. In addition, regulations have been enacted in certain jurisdictions which impose restrictions on waste disposal in the future. If we fail to comply with applicable rules and regulations in connection with the use and disposal of such substances or otherwise, we could be subject to significant liability or loss of future sales. Additionally, the European Union and certain European and other countries have established independent standards for certain medical products, including radiological imaging products, that are different from, and in some cases more restrictive than, the US standards. If we are unable to comply with these regulations or standards, or if other countries establish such regulations or standards with which we are unable to comply, we may not be allowed to sell our digital imaging or other products within the European Union and in other such countries.

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

In addition, goodwill has been recorded which relates to the Medical segment, the Control Room and Signage segment, and the Home Theater segment. Goodwill is not amortized, but is evaluated annually, or when indicators of potential impairment exist. If the expected future cash flows decline, a reduction in the value of goodwill will be required, such as the reduction in value incurred in the fourth quarter of 2005.

Our efforts to develop new technologies may not result in commercial success.

Our research and development efforts with respect to new technologies may not result in market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, cost issues, yield problems and other factors. Even when we successfully complete a research and development effort with respect to a particular technology, we may fail to gain market acceptance due to:

•	inadequate access to sales channels;

•	superior products developed by our competitors;

•	price considerations;

•	ineffective market promotions and marketing programs; and

•	lack of market demand for the products.

Item 6.	Exhibits.

(a)

10.1	Asset Purchase Agreement by and among Compton Acquisition, Inc., Runco International, Inc., and the stockholders of Runco International, Inc., dated as of May 23, 2007 (1)

10.2	Third Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, National Associates, dated as of May 23, 2007 (1)

10.3	Terms of Employment between Planar System, Inc. and Terri Timberman dated as of April 10, 2007

10.4	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Terri Timberman dated as of May 14, 2007

10.5	Restricted Stock Award Agreement between Planar Systems, Inc. and Terri Timberman dated as of May 14, 2007

10.6	Form for Performance Share Agreement between Planar Systems, Inc. and Douglas Barnes, Mark Ceciliani, Bradley Gleeson, Stephen Going, Kristina Gorriarian, Paul Gulick, E. Scott Hildebrandt, Scott Hix, J. Jack Ehren, Gerald Perkel, and Terri Timberman

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC.
(Registrant)

DATE: August 8, 2007	/s/ Scott Hildebrandt
Scott Hildebrandt
Vice President and Chief Financial Officer