Form 10-K
period 2007-09-28
PLANAR SYSTEMS INC
filed 2007-12-12
CIK 722392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 28, 2007 or

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

The aggregate market value of voting Common Stock of the registrant at March 30, 2007, excluding shares held by affiliates, was approximately $150,780,000.

Number of shares of Common Stock outstanding at December 7, 2007: 17,658,580

Documents Incorporated By Reference

Document	Part of Form 10-K Into Which Documents are Incorporated
Portions of Proxy Statement for 2008 Annual Meeting of Shareholders	Parts II and III

Part I

BUSINESS

Item 1.	General

Planar Systems, Inc. is a provider of specialty display solutions for customers in industrial, medical, command and control, digital signage, specialty home theater, and commercial markets. Products include display components, completed displays, display systems and software based on a variety of flat panel and projection technologies. The Company has a global reach with sales offices in North America, Europe and Asia.

The electronic specialty display industry is driven by the proliferation of display products, from both the increase in “smart” devices throughout modern life and flat panels’ versatility for a wider range of uses; the ongoing need for system providers and integrators to rely on display experts to provide solutions; and the emerging market for targeting advertising and messaging to consumers using large format digital signs.

Planar is organized around five business segments—Industrial, Medical, Control Room and Signage, Home Theater, and Commercial.

Business Units and Markets

Industrial

This business focuses on providing primarily embedded, ruggedized/customized displays to Original Equipment Manufacturers (OEMs) to include in their systems. Key technologies in this segment include Electroluminescent (EL) Displays, Active-matrix Liquid Crystal Displays (AMLCD), and passive Liquid Crystal Displays (LCD). These technologies are used in a wide variety of applications and industries including instrumentation, medical equipment, vehicle dashboards, and military applications. Industrial segment activities also include sales related to Atomic Layer Deposition (ALD) technology. ALD is a surface controlled thin film deposition method with sub-nanometer precision, and is used in nanotechnology, semiconductor technology, advanced optical devices and also in conventional industrial applications. Planar provides ALD based services and expertise including customer specific coating and material solutions and foundry based coating services. Planar also manufactures and sells ALD reactors for customers’ in-house research and development and production.

Medical

This business focuses on selling very high-resolution diagnostic monitors to hospitals and medical professionals (primarily radiologists) for use in reading digital medical images and performing diagnosis. The monitors are medically certified by the FDA, range from 19” to 30” diagonals, and are available in both color and grayscale models. A complementary software offering allows users to control the colors and levels of grayscale on these monitors to international and recognized DICOMM standards to ensure that the images look exactly the same on every display. The Company’s long-term strategy in this market is to identify display-based needs in the healthcare environment and deploy superior industry knowledge and product engineering to provide targeted solutions.

Control Room and Signage

In the fourth quarter of fiscal 2006, the Company added a new business unit, Control Room and Signage, as a result of the acquisition of Clarity Visual Systems, Inc. In fiscal 2006 results for this business unit were aggregated with the Industrial segment as they did not meet the threshold requirements for separate disclosure at that time. Prior year amounts have been reclassified from the Industrial segment to the Control Room and Signage segment to conform with the fiscal 2007 presentation. This business has two primary markets: the first, Command and Control, provides high-resolution video walls for the security, governmental, telecom, energy, industrial, broadcast, and transportation sectors; the second market served by this business, Digital Signage, is the emerging, high-growth market for digital signs. Key technologies used in solutions for video walls include rear-projection video cubes and image processing hardware and software. For Digital Signage, solutions are made up of large-format, flat-panel LCD displays combined with industry-leading digital signage software. Industries served with Digital Signage solutions include transportation, retail, banking, public venue advertising (indoor), and casino/hospitality.

Home Theater

In the fourth quarter of fiscal 2006, the Company announced its entry into the Specialty Home Theater market. In fiscal 2006 activities from this business unit were aggregated with the Commercial segment as they did not meet the threshold requirements for separate disclosure at that time. In the third quarter of 2007, the Company acquired Runco International Inc., which is included in the Home Theater segment. Prior year amounts have been reclassified from the Commercial segment to the Home Theater segment to conform with the 2007 presentation. This segment sells innovative products for the high-end home theater enthusiast including high-performance home theater projection systems, large-format thin displays, and unique front-projection screens. This business goes to market under three uniquely positioned brands: Runco, Vidikron, and Planar branded Home Theater products. Runco and Vidikron products are sold directly to custom home installation dealers, primarily in the United States; Planar branded products are distributed through specialty home theater distributors in countries throughout North America, Europe, Australia and Asia.

Commercial

LCD desktop monitors, other touch displays and projectors comprise the product offerings in the Company’s Commercial business unit. The predicted slowing of growth in the desktop monitor market is being reflected in this business unit as efforts are shifted from top-line growth to bottom-line profit. The majority of products are sold to business buyers in North America through third party distributors. The Company’s strategy going forward is focused on improving consistent profitability through the offering of higher margin products, such as projectors, networked displays, wide format monitors, and touch displays.

Research and Product Development

Planar makes investments in research and product development activities. Research expenses are primarily related to the commercialization of display technologies, new system architectures, software development and fundamental process improvements. Product development expenses are directly related to the design, prototyping and development of new products and technologies. Expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses and other costs associated with the Company’s ongoing efforts to develop new products, processes and enhancements. The Company spent $16.0 million, $10.3 million, and $10.5 million on research, development and product engineering for the fiscal years 2007, 2006, and 2005, respectively. These expenses were partially offset by contract funding from both government agencies and private sector companies of $0.7 million, $0.3 million, and $0.7 million, in fiscal years 2007, 2006, and 2005, respectively.

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

The Company employs sales professionals in many countries around the world and sells both directly to end users and through reseller channels. The primary focus is creating revenue through reseller channels. At the end of fiscal 2007, the Company employs sales resources in the United States, Netherlands, Norway, Finland, Germany, Italy, France, UK and China.

Only one customer represented over 10% of the Company’s revenue in fiscal 2007. Sales of primarily Commercial and Medical products sold to CDW comprised 11%, 17%, and 16% of total consolidated sales in fiscal 2007, 2006, and 2005. Products sold to International Computer Graphics (ICG) comprised 12%, and 10% of total consolidated sales in fiscal 2006, and 2005.

Backlog

The Company believes the backlog metric is of limited utility in predicting future sales because the Commercial segment, a growing portion of the Medical segment, the Command and Control segment, and the Home Theater segment operate on a ship-to-order basis.

As of September 28, 2007 and September 29, 2006 the Company’s backlog, which includes all accepted contracts and orders, was approximately $32.5 million and $35.6 million, respectively. Backlog at September 28, 2007 and September 29, 2006 includes orders of approximately $2.3 million and $2.2 million, respectively, for end-of-life products. Variations in the magnitude and duration of contracts and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

Manufacturing and Raw Materials

The Company contracts with offshore partners for its manufacturing and assembly capacity, with the exception of an EL manufacturing facility in Finland and assembly and integration operations in Oregon, California, and France. The Company believes that its effective management of these partners and its global supply chain is an important competency and competitive advantage.

Quality and reliability are emphasized in the design, manufacture and assembly of all the Company’s products. All of Planar’s facilities have active operator training/certification programs and regularly use advanced statistical process control techniques. The Company’s products undergo thorough quality inspection and testing throughout the manufacturing process. All of the Company’s operating units have received and maintain their ISO9001 certification, with the exception of the recently acquired Clarity and Runco operations. This certification requires that a company meet a set of criteria established by an independent, international quality organization that measures the quality of systems, procedures and implementation in manufacturing, marketing and development of products and services.

The Company’s EL manufacturing facility in Finland produces a wide range of display types and sizes. Manufacturing operations consist of the procurement and inspection of components, manufacture of EL displays using a thin-film atomic layer deposition process, final assembly of some components and extensive testing of finished products.

The Company currently procures from outside suppliers all of its raw materials, including raw glass, driver integrated circuits, electronic circuit assemblies, power supplies, high-density interconnects, engines, rear- projection screens, and projectors. Significant raw material supply risks to the Company’s operations involve the procurement of LCD panel glass and rear-projection screens. The Company strives to buy these materials from multiple partners and forecast demand as accurately as possible to effectively manage this risk and ensure supply of these components. The Company continues to work at diversifying its supplier base for high resolution glass and rear-projection screens. The Company procures most of its Runco and Vidikron branded projectors from one supplier. As such, a significant portion of the Home Theater segment’s revenues are substantially dependent on the continuation of the company’s relationship with the supplier.

Competition

Holding a strong competitive position in the market for specialty displays requires maintaining a diverse product portfolio which addresses a wide variety of customer needs. Continuous reductions in the cost of raw AMLCD panels drive selling prices lower over time. In these situations, the Company strives to maintain operating margins by increasing unit volumes, increasing value-added contributions to each unit, providing additional value to its customers through system integration and services, reducing material costs and managing expenses in a fiscally disciplined manner. To drive success of new products, the Company maintains a customer-centric focus to guide targeted research, development and product engineering efforts to meet the needs of end users.

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

Planar’s competitive position has recently been enhanced through the acquisitions of Clarity Visual Systems, Inc. (Clarity), and Runco International, Inc. (Runco). The Command and Control markets and Digital Signage markets will be pursued by building upon the capabilities, experience and market positions brought to Planar through the Clarity acquisition. The Company’s targeted markets for Control Room applications are broad and growing. Command and Control products are used in security, defense, utility, traffic, telecom, and broadcast control rooms throughout the world. The Company’s targeted markets for Digital Signage present high growth opportunities where leading companies can create defensible brands and distribution channels for high margin products and services. The Home Theater market will be pursued by building upon the capabilities, experience, and reputation of the Runco and Vidikron brands brought to Planar through the Runco acquisition, along with the existing Planar branded home theater products. The Company’s offerings in the Home Theater segments include innovative products for the high-end home theater enthusiast including high-performance home theater projection systems, large-format thin video displays, and unique front-projection screens. Runco and Vidikron products are sold directly to custom home installation dealers, primarily in the United States, while Planar branded home theater products are distributed through specialty home theater distributors throughout North America, Europe, Australia, and Asia.

The Company’s direct competitors are numerous and diverse. In display systems including AMLCD components sourced from manufacturers, Planar’s value-added specialty displays products compete against those of Barco, Totoku, and others in the Medical market; and NEC-Mitsubishi, Viewsonic, Dell and others in the Commercial market. In the Industrial market, the Company sometimes competes against the internal engineering functions of some of its OEM customers. In addition, other industrial display systems specialists include Global Display Solutions, White Electronic Designs Corporation and a variety of small, highly specialized producers. Our EL business primarily competes with substitute technologies. Our principal competitors in the Digital Signage market include Scala, Inc., NEC Corporation of America’s Visual Systems division, 3M Digital Signage, and Wireless Ronin. Our principal competitors for the Command and Control market include Barco, Mitsubishi Electric Corp., and Christie Digital Systems, Inc. Our Home Theater products primarily compete against those of SIM2, Marantz, Dreamvision, and Pioneer Elite.

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

As of September 28, 2007, the Company had 690 employees worldwide; 455 in the United States and 235 in Europe and Asia. Of these, 150 were engaged in marketing and sales, 91 in research and product development, 86 in general and administration, and 363 in manufacturing and manufacturing support.

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

Revenue from Commercial products grew to $102.2 million in fiscal 2005, and decreased to $83.4 million and $78.6 million in fiscal 2006 and 2007, respectively. This revenue could continue to decrease due to reductions in demand, competition, alternative products, pricing changes in the marketplace and potential shortages of products which would adversely affect our revenue levels and our results of operations. In addition, strategic changes made by the Company’s management to invest greater resources in specialty display markets could result in reduced revenue for the Commercial segment. This segment absorbs a portion of the Company’s fixed costs. If this segment was discontinued or substantially reduced in size, it may not be possible to eliminate all of the fixed overhead costs that are allocated to the segment. If that were the case, a portion of the allocated fixed costs would have to be absorbed by the other segments, potentially adversely affecting our overall financial performance.

Future operating results of Planar could be adversely affected as a result of purchase accounting treatment and the impact of amortization and impairment of intangible assets and stock compensation expense relating to the acquisitions of Clarity and Runco.

In accordance with accounting principles generally accepted in the United States, Planar has accounted for the Clarity and Runco acquisitions using the purchase method of accounting. In addition, we expect Planar will incur large, ongoing expenses resulting from the amortization of intangible assets, including but not limited to purchased developed technology, trademarks and tradenames, and customer relationships. Under the purchase method of accounting, Planar has recorded the cash paid and the market value of the Planar capital stock issued in connection with the acquisitions, the fair value of the options to purchase Planar common stock, and the amount of direct transaction costs as the cost of acquiring the businesses of Clarity and Runco. Planar allocated the cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as developed acquired technology, acquired trademarks and trade names and acquired customer relationships), based on their respective fair values at the date of the completion of the acquisition.

Any excess of the purchase price over the fair market values of the underlying net identifiable assets deemed acquired was accounted for as goodwill. Planar will not be required to amortize goodwill against income but will be subject to an annual test for impairment or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has been incurred. Management will consider these and other factors in performing the annual test for impairment. A determination of impairment could result in a material charge to operations in a period in which an impairment loss is incurred. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was incurred.

Planar will potentially incur significant costs associated with the acquisition and integration of Clarity and Runco.

The Company believes that it may incur additional charges to operations, which are not currently reasonably estimable, in subsequent quarters following the acquisitions associated with integration of Clarity and Runco. If the benefits of the acquisition do not exceed the costs associated with the acquisition and integration, Planar’s financial results and cash flows could suffer and the market price of Planar’s common stock could decline.

The Company may not be successful in its effort to enter new markets with new products.

The Company has entered the Home Theater display market with new products. Additionally, the Company completed the acquisition of Runco and sells Runco and Vidikron branded products. These are products and markets that have not been part of business in the past and we may not execute our plans for these products and markets successfully. Penetration of the market for Planar-branded Home Theater products may not be successful. Failure to execute our plans and achieve desired penetration could adversely affect our business, financial condition and results of operations.

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

In addition, goodwill has been recorded which relates to the Medical segment, the Control Room and Signage segment, the Home Theater segment, and the Industrial segment. Goodwill is not amortized, but is evaluated annually, or when indicators of potential impairment exist. If the expected future cash flows decline, a reduction in the value of goodwill will be required, such as the reduction in value incurred in the fourth quarter of 2005.

Our indebtedness could reduce our ability to use cash flow for purposes other than debt service or otherwise restrict our activities.

The Company assumed a significant amount of debt in conjunction with the acquisition of Runco in fiscal 2007. This leverage reduces our ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are secured by our credit agreement, which includes certain financial covenants, as discussed in Note 7—Borrowings in the Notes to Consolidated Financial Statements which is included in Item 8—Financial Statements and Supplementary Data in this report. Failure by us to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the acceleration of a portion of our debt, which, in turn could lead to our inability to pay our debts and the loss of control of our assets.

Shortages of components and materials may delay or reduce our sales and increase our costs.

The inability to obtain sufficient quantities of components and other materials necessary to produce our displays could result in reduced or delayed sales. We obtain much of the material we use in the manufacture of our products from a limited number of suppliers, and we generally do not have long-term supply contracts with any of them. For some of this material we do not generally have a guaranteed alternative source of supply. As a result, we are subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. The Company has in the past and may in the future face difficulties ensuring an adequate supply of quality high resolution glass used in its products. In the future the Company may also face difficulties ensuring an adequate supply of the rear-projection screens used in certain Command and Control products. We are continually engaged in efforts to address this risk area.

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

We have increased our reliance on Asian manufacturing companies for the manufacture of displays that we sell in all the markets that the Company serves. We also rely on certain other contract manufacturing operations in Asia, including those that produce circuit boards and other components, and those that manufacture and assemble certain of our products. We do not have long-term supply contracts with the Asian contract manufacturers on which we rely. If any of these Asian manufacturers were to terminate its arrangements with us, make decisions to terminate production of these products, or become unable to provide these displays to us on a timely basis, we could be unable to sell our products until alternative manufacturing arrangements are made. Furthermore, there is no assurance that we would be able to establish replacement manufacturing or assembly relationships on acceptable terms, which could have a material adverse effect on our business, financial condition and results of operation.

Our reliance on contract manufacturers involves certain risks, including, but not limited to:

•	lack of control over production capacity and delivery schedules;

•	unanticipated interruptions in transportation and logistics;

•	limited control over quality assurance, manufacturing yields and production costs;

•	potential termination by our vendors of agreements to supply materials to us, which would necessitate our contracting of alternative suppliers, which may not be possible;

•	risks associated with international commerce, including unexpected changes in legal and regulatory requirements, foreign currency fluctuations and changes in duties and tariffs; and

•	trade policies and political and economic instability.

Most of the contract manufacturers with which we do business are located in Asia which has experienced several earthquakes, tsunamis, typhoons, and interruptions to power supplies which resulted in business interruptions. Our business could suffer significantly if the operations of vendors there or elsewhere were disrupted for extended periods of time.

A number of factors, including the failure to retain key employees and consultants, could impair Planar’s ability to successfully integrate the Clarity and Runco businesses, which could harm Planar’s business, financial condition and results of operations.

The Company is now engaged in the process of integrating Clarity and Runco, each of which had previously operated independently. Successful integration will require significant efforts by Planar, including the coordination of product plans, research and development, sales and marketing efforts, management styles and expectations, and general and administration activities. The challenges involved in integrating the two businesses include, but are not limited to, the following:

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

•	maximizing efficiency of operations by eliminating redundant functions, centralizing functions in appropriate locations to the extent possible and discontinuing unprofitable lines of business; and

•	controlling the costs associated with integration.

It is not certain that the Clarity and Runco business operations will be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. The risks of unsuccessful integration of the companies include:

•	impairment and/or loss of relationships with employees, consultants, customers, distributors, and/or suppliers;

•	disruption of Planar’s business;

•	distraction of management; and

•	adverse financial results related to unanticipated expenses associated with integration of the businesses.

In addition, in connection with any future acquisitions or investments, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities that could impair our liquidity;

•	incur amortization expense related to intangible assets;

•	uncover previously unknown liabilities; or

•	incur large and immediate write-offs that would reduce net income.

Any of these factors could prevent us from realizing anticipated benefits of an acquisition or investment, including operational synergies, economies of scale and increased profit margins and revenue. Acquisitions are inherently risky, and any acquisition may not be successful. Failure to manage and successfully integrate acquisitions could harm our business, operating results, and cash flows in a material way. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after the acquisition.

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

Future operating results will depend on our ability to continue to provide new product solutions that compare favorably on the basis of cost and performance with competitors. Our success in attracting new customers and developing new business depends on various factors, including, but not limited to, the following:

•	use of advances in technology;

•	innovative development of products for new markets;

•	efficient and cost-effective services;

•	timely completion of the design and manufacture of new product solutions; and

•	adequately protecting our proprietary property.

We face risks associated with international operations.

Our manufacturing, sales and distribution operations in Europe and Asia create a number of logistical and communications challenges. Our international operations also expose us to various economic, political and other risks, including, but not limited to, the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	employee turnover or labor unrest;

•	lack of developed infrastructure;

•	difficulties protecting intellectual property;

•	risks associated with outbreaks of infectious diseases;

•	the burdens and costs of compliance with a variety of foreign laws;

•	political or economic instability in certain parts of the world; and

•	effects of doing business in currencies other than our functional currency.

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

We must provide increasingly rapid product turnaround and respond to ever-shorter lead times, while at the same time meet our customers’ product specifications and quality expectations. A variety of conditions, both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. These actions by a significant customer or by a set of customers could adversely affect our business. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. We may lack sufficient capacity at any given time to meet our customers’ demands. Commercial and Medical products sold to two customers comprised 17% 29% and 26% of total consolidated sales in fiscal 2007, 2006, and 2005, respectively. Sales to any of those customers, if lost, would have a material, adverse impact on the results of operations. If accounts receivable from a significant customer or set of customers became uncollectible, a resulting charge could have a material, adverse effect on our operations, although the Company does maintain allowances for estimated losses resulting from the inability of its customers to make required payments.

We may lose key licensors, sales representatives, foundries, licensees, vendors, other business partners and employees due to uncertainties regarding the recent acquisitions which could seriously harm Planar.

Sales representatives, vendors and others doing business with us may experience uncertainty about their future role with Planar or may elect not to continue doing business with Planar, or may seek to modify the terms under which they do business in ways that are less attractive, more costly, or otherwise damaging to the business of Planar. Similarly, Planar employees may experience uncertainty about their future role with Planar to the extent that Planar’s strategies are changed significantly. This may adversely affect Planar’s ability to attract and retain key management, marketing and technical personnel. The loss of a significant group of key technical personnel would seriously harm the product development efforts of Planar. The loss of key sales personnel could cause Planar to lose relationships with existing customers, which could cause a decline in the sales of Planar.

We do not have long-term purchase commitments from our customers.

Our business is generally characterized by short-term purchase orders and non-binding contracts. We typically plan our production and inventory levels based on internal forecasts of customer demand which rely in part on nonbinding forecasts provided by our customers. As a result, our backlog generally does not exceed three months, which makes forecasting our sales difficult. Inaccuracies in our forecast as a result of changes in customer demand or otherwise may result in our inability to service customer demand in an acceptable timeframe, our holding excess and obsolete inventory or having unabsorbed manufacturing overhead. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements, or otherwise, could have a material adverse effect on our business, financial condition and results of operations. We have experienced such problems in the past and may experience such problems in the future.

Economic or industry factors could result in portions of the Company’s inventory becoming obsolete or in excess of anticipated usage.

The Company is exposed to a number of economic and industry factors that could result in write-offs of inventory. These factors include, but are not limited to, technological and regulatory changes in the Company’s markets, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, forecasting errors, new product introductions, quality issues with key suppliers, product phase-outs, future customer service and repair requirements, and the availability of key components from the Company’s suppliers.

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

The market price of our common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing price of our stock ranged from $6.09 to $12.05. The market price of our common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

The Company’s internal controls over financial reporting are audited by our independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Guidance regarding implementation and interpretation of the provisions of Section 404 continues to be issued by the standards-setting community. As a result of the ongoing interpretation of new guidance and the audit testing to be completed in the future, our internal controls over financial reporting may include an unidentified material weakness which would result in receiving an adverse opinion on our internal controls over financial reporting from our independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of our company’s stock.

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

An inability to maintain sufficient levels of productivity or to satisfy delivery schedules at our manufacturing facilities would adversely affect our operating results. The design and manufacture of our EL displays involves highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. At times we have experienced lower-than-anticipated manufacturing yields and lengthened delivery schedules and may experience such problems again in the future, particularly with respect to new products or technologies. Any such problems could have a material adverse effect on our business, financial condition and results of operations.

We cannot provide any assurance that current environmental laws and product quality specification standards, or any laws or standards enacted in the future, will not have a material adverse effect on our business.

Our operations are subject to environmental and various other regulations in each of the jurisdictions in which we conduct business. Some of our products use substances, such as lead, that are highly regulated or will not be allowed in certain jurisdictions in the future. We have redesigned certain products to eliminate such substances in our products. In addition, regulations have been enacted in certain jurisdictions which impose restrictions on waste disposal in the future. If we fail to comply with applicable rules and regulations in connection with the use and disposal of such substances or otherwise, we could be subject to significant liability or loss of future sales. Additionally, the European Union and certain European and other countries have established independent standards for certain medical products, including radiological imaging products, that are different from, and in some cases more restrictive than, the US standards. If we are unable to comply with these regulations or standards, or if other countries establish such regulations or standards with which we are unable to comply, we may not be allowed to sell our Diagnostic Imaging or other products within the European Union and in other such countries.

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

The Company leases its primary manufacturing facilities and various sales offices in the United States and Europe. The Company leases 98,300 square feet of custom-designed space, including 15,000 square feet of cleanroom in Beaverton, Oregon for assembly operations. The European facility, located in Espoo, Finland, is a custom-designed facility in which Planar leases 85,000 square feet, including approximately 15,000 square feet of cleanroom.

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

In 2005, the Company entered into a lease of approximately 15,000 square feet of space in Waltham, Massachusetts, which is used for sales and administration office space, design engineering and associated lab and research and development activities and quality testing for the Medical Business Unit.

In 2006, the Company acquired Clarity Visual Systems, Inc. (Clarity). As a result of the acquisition, the Company assumed several leases for Clarity’s manufacturing facilities and sales offices in the United States and Europe. Most of these leases were terminated in 2007. As of September 28, 2007 the only leases related to the acquisition are for 11,700 square feet in Burlingame, California and approximately 9,900 square feet in Albi, France. The Company does not use the space in Burlingame for operations and has sub-leased the facility to a third party. The Albi space is used for product development. In August 2007 the Company entered a lease for an additional 30,200 square feet in Albi, also for product development.

In May 2007 the Company acquired substantially all of the assets and certain liabilities of Runco International, Inc. (Runco). As a result of the acquisition, the Company assumed a lease for 47,900 square feet of space in Union City, California for manufacturing, development, sales, service, and administrative operations.

The Company has field sales offices in key U.S. metropolitan areas and sales offices in Europe and Asia. The offices are located in the Boston, Portland, Newark, Helsinki, Munich, Paris, Rome, Amsterdam, and Shanghai metropolitan areas. The Company also has a procurement office located in Taipei, Taiwan. Lease commitments for most of these facilities are typically six to twelve months. None of these sales offices has significant leasehold improvements nor are any planned.

The Company is evaluating its current facility requirements in connection with the recent acquisition of Runco International, Inc.

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

Market Information

Shares of the Company’s Common Stock are traded on the NASDAQ Global Market, under the symbol PLNR.

The following table sets forth for the fiscal periods indicated, the range of the high and low closing prices for the Company’s Common Stock on the NASDAQ Global Market.

	High	Low
Fiscal 2007
First Quarter	$12.05	$9.25
Second Quarter	10.74	8.24
Third Quarter	8.67	7.08
Fourth Quarter	8.34	6.09

Fiscal 2006
First Quarter	$9.80	$8.13
Second Quarter	17.59	8.23
Third Quarter	17.49	11.77
Fourth Quarter	12.39	9.44

Holders

As of September 28, 2007, there were 130 shareholders of record.

Dividend Policy

The Company currently intends to retain its earnings to support operations and, therefore, does not anticipate paying any cash dividends at this time.

Executive Compensation

The information set forth under the caption “Executive Compensation—Equity Compensation Plan Information” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 21, 2008, is incorporated by reference into this Report.

During the year ended September 28, 2007, the Company made restricted stock grants in the aggregate amount of 50,000 shares of the Company’s common stock to certain officers of the Company. In reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), these stock grants were not registered under the Act.

Stock Performance Graph

The following graph compares the monthly cumulative total returns for the Company, the Nasdaq Stock Market Index and an index of peer group companies selected by the Company.

	9/02	9/03	9/04	9/05	9/06	9/07
Planar Systems, Inc.	100.00	129.74	72.54	53.24	73.52	43.46
NASDAQ Composite	100.00	150.59	162.89	185.48	196.37	236.60
Peer Group	100.00	125.72	135.99	81.11	82.96	35.33

The total cumulative return on investment (change in stock price plus reinvested dividends) for each of the periods for the Company, the Nasdaq Stock Market index, and the peer group is based upon the stock price or index on September 27, 2002.

The above graph compares the performance of the Company with that of the Nasdaq Stock market Index and a group of peer companies, with the investment weighted on market capitalization. Companies in the peer group are InFocus Systems, Inc., Pixelworks, Inc. and White Electronics Corporation. The past performance of the Company’s stock is not an indication of future performance. There can be no assurance that the price of the Company’s common stock will appreciate at any particular rate or at all in future years.

Item 6.	Selected Financial Data

	Fiscal year
	2007	2006	2005	2004	2003
	(Dollars in thousands except per share amounts)
Operations:
Sales	$272,215	$212,726	$231,832	$256,196	$251,927
Gross profit	66,754	57,630	49,637	59,365	76,340
Income (loss) from operations	(22,469)	8,523	(38,200)	12,804	25,062
Net income (loss)1.	(23,184)	6,280	(34,880)	9,278	15,202
Diluted net income (loss) per share	$(1.33)	$0.41	$(2.37)	$0.62	$1.04

Balance Sheet:
Working capital	$55,714	$80,910	$98,796	$90,620	$73,446
Assets	263,144	245,002	172,084	206,424	209,836
Long-term liabilities	34,261	14,697	4,934	7,223	7,080
Shareholders’ equity	153,887	167,575	131,238	165,528	150,839

1.	2007 Acquisition of Runco International, Inc. In the third quarter of fiscal 2007 the Company acquired substantially all of the assets and certain liabilities of Runco International, Inc. Funding for the acquisition was provided by the Company through $14.7 million in existing cash and $22.0 million of borrowings under the Company’s credit facility.

2007 Deferred Tax Asset Valuation Allowance. In the fourth quarter of fiscal 2007 the Company recorded an approximate $7.6 million charge to the valuation allowance against U.S. deferred tax assets related to its recent net losses.

2006 Acquisition of Clarity Visual Systems, Inc. In the fourth quarter of fiscal 2006 the Company acquired all of the outstanding capital stock of Clarity for approximately $21.9 million cash and approximately 1.8 million shares of Planar common stock.

2005 Impairment and Restructuring Charges. In the second and fourth quarters of fiscal 2005 the Company recorded approximately $39.9 million in impairment and restructuring charges as a result of certain long-lived assets being impaired, primarily intangible assets and goodwill, severance benefits related to the termination of certain employees, and other cost reduction actions taken during the year.

The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the possibility that the acquisitions of Clarity Visual Systems and Runco International will create difficulties in the integration of the operations, employees, strategies or technologies. In addition, actual results may vary materially based on changes or lower growth in the Digital Signage and/or Command and Control display markets; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions, changes in the flat-panel monitor industry, difficulties in penetrating the Home Theater market; changes in customer demand or ordering patterns, changes in the competitive environment including pricing pressures or technological changes, continued success in technological advances, shortages of manufacturing capacities from our third party partners, final settlement of contractual liabilities, balance sheet changes related to updating certain estimates required for the purchase accounting treatment of the Runco acquisition, future production variables impacting excess inventory and other risk factors described under Item 1A. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

As required by these rules, the Company performs an impairment review of goodwill annually or earlier if indicators of potential impairment exist. This annual impairment review was completed during the second quarter of fiscal year 2007 for the goodwill associated with the Medical and Industrial business units and in the fourth quarter of fiscal year 2007 for the goodwill associated with the Control Room and Digital Signage business unit. Neither analysis indicated an impairment. The impairment review was based on a discounted cash flow approach that used estimates of future market share and revenues and costs for the relevant segments as well as appropriate discount rates. The estimates used were consistent with the plans and estimates that the Company uses to manage the underlying businesses. In the future, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses become unfavorable, revenue and cost forecasts may not be achieved and the Company may incur further charges for impairment of goodwill.

For identifiable intangible assets, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the undiscounted future cash flows from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based upon impairment analyses performed in fiscal 2005, an impairment charge was recorded (see additional discussion in notes 1 and 4 in the Notes to the Consolidated Financial Statements). If the estimated cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur further charges for impairment of these assets. Additional impairment could result if the associated products do not sell as expected.

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

In May 2007, the Company acquired substantially all of the assets and certain liabilities of Runco International, Inc. (“Runco”), a supplier of premium projectors, video processors, plasma screens and LCD’s to the home theater market. As a result of the acquisition the Company is able to accelerate its reach into the market for high-end home theater projection systems, large-format thin video displays, and front-projection screens. The acquisition was accounted for as a purchase and, accordingly, the operations of Runco have been included in the consolidated financial statements from the date of acquisition. The total consideration paid was $38.9 million which consisted of cash of $36.7 million and acquisition related costs of $2.2 million. See Note 3—Business Acquisitions in the Notes to Consolidated Financial Statements which is included in Item 8—Financial Statements and Supplementary Data in this report.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of sales of certain items in the Consolidated Financial Statements of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Fiscal Years Ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 30, 2005
Sales	100.0%	100.0%	100.0%
Cost of sales	75.5	72.9	78.6

Gross profit	24.5	27.1	21.4
Operating expenses:
Research and development, net	5.6	4.7	4.2
Sales and marketing	15.0	10.0	8.9
General and administrative	8.0	7.8	6.8
Amortization of intangible assets	2.7	0.4	0.8
Acquisition related costs	0.9	—	—
Impairment and restructuring charges	0.6	0.2	17.2

Total operating expenses	32.8	23.1	37.9

Income (loss) from operations	(8.3)	4.0	(16.5)
Non-operating income (expense):
Interest, net	0.2	1.2	0.3
Foreign exchange, net	—	(0.3)	—
Other, net	0.1	—	(0.1)

Net non-operating income (expense)	0.3	0.9	0.2

Income (loss) before income taxes	(8.0)	4.9	(16.3)
Provision (benefit) for income taxes	.5	1.8	(1.3)
Cumulative effect of change in accounting principle	—	0.1	—

Net income (loss)	(8.5)%	3.0%	(15.0)%

Overview

Sales of $272.2 million in fiscal 2007 increased $59.5 million or 28.0% as compared to sales of $212.7 million in fiscal 2006. The increase in sales was primarily a result of increases in sales in the Control Room and Signage and the Home Theater segments due to the acquisition of Clarity, which was completed in the fourth quarter of fiscal 2006, and the acquisition of Runco, which was completed in the third quarter of fiscal 2007. In 2007, net loss was $23.2 million and net loss per share was $1.33, as compared to net income of $6.3 million and net income per diluted share of $0.41 in fiscal 2006. The net loss was primarily due to increased operating expenses due to the acquisition and integration costs associated with the acquisitions of Clarity and Runco, including amortization of intangible assets and acquisition related costs. Additionally the loss was attributed to $7.6 million that was recorded to the deferred tax asset valuation allowance in fiscal 2007 and to inventory charges of $5.9 million that were incurred in fiscal 2007, as compared to $0.7 million in fiscal 2006.

In the Industrial segment, sales decreased $18.4 million to $61.6 million in 2007 from $80.0 million in 2006. The decrease in sales was primarily due to decreased sales of EL and AMLCD products due to certain products reaching the end-of-life stage and certain OEM contracts not being renewed. These decreases were partially offset by new design wins and customers for primarily AMLCD products. Operating income in the Industrial segment decreased to $14.4 million in 2007 from $22.8 million in 2006. The decrease in operating income in the Industrial segment was due to decreased sales and a decrease in the margins due to certain higher margin products reaching the end-of-life stage. The segment’s operating income was also impacted by a $1.6 million decrease in operating expense due to lower research and development costs in 2007 as compared to 2006, which related primarily to the retail kiosk initiatives, which were assumed by the Control Room and Digital Signage segment in fiscal 2007. These decreases were partially offset by increases in sales and marketing expenses related to increased headcounts as a result of the strategic shift to grow the Industrial business.

In the Medical segment, sales decreased $0.9 million to $43.2 million in 2007 from $44.1 million in 2006. The decrease in sales was due to decreased sales of lower margin non-Diagnostic Imaging medical monitors as the Company continued to focus its sales efforts on Diagnostic Imaging products. Operating income in the Medical segment decreased to $4.1 million in 2007 from $5.2 million in 2006 due primarily to the write-off of slow-moving and end-of-life products and lower margins as a result of geographical sales mix, partially offset by lower operating expenses.

In the Control Room and Signage segment, sales were $65.3 million in 2007 as compared to $4.7 million in 2006. All sales in this segment are a result of the Clarity acquisition which was completed in September 2006 and therefore fiscal 2007 includes a full year of operations of the Control Room and Signage segment, while fiscal 2006 includes approximately two weeks of operations of this segment. Operating income for this segment was $20 thousand in fiscal 2007 as compared to $0.7 million in 2006.

In the Home Theater segment, sales were $23.6 million in 2007 as compared to $0.5 million in 2006. The increase in sales was primarily the result of the acquisition of Runco which occurred in the third quarter of fiscal 2007, while sales in the segment in 2006 related only to Planar branded Home Theater products. Operating loss for this segment was $5.5 million in fiscal 2007 as compared to operating loss of $1.0 million in fiscal 2006.

In the Commercial segment, sales decreased by $4.8 million to $78.6 million in 2007 from $83.4 million in 2006 as revenues continued to be impacted by lower average selling prices of desktop monitors, the effect of which was partially offset by increases in sales from higher volumes of both desktop monitors and specialty displays. Sales from desktop monitors decreased approximately 14.3% while sales from specialty displays increased 53.7% as the Commercial segment continues its efforts to shift to higher margin specialty displays such as touch monitors and business projectors. Operating income in the Commercial segment improved to $2.8 million in 2007 as compared to $2.2 million in 2006. This improvement was primarily due to higher gross margins in fiscal 2007 related to an improved mix of higher margin touch monitors and commercial projector products. These increases were partially offset by increased sales and marketing expenses in 2007 as compared to 2006.

Sales

Sales of $272.2 million in 2007 increased $59.5 million or 28.0% as compared to sales of $212.7 million in 2006. The increase in sales was due primarily to increases in the Control Room and Signage and Home Theater segments due to the acquisitions of Clarity and Runco. Clarity was acquired in September 2006 and Runco was acquired in May 2007; neither segment had substantial operations in 2006. Sales in the Commercial segment decreased $4.8 million or 5.9% to $78.6 million in 2007 from $83.4 million in 2006. This decrease in Commercial segment sales resulted from decreases in average selling prices for desktop monitors and specialty display products, which were partially offset by increases in volumes sold for both classes of products. Sales from desktop monitors decreased 14.3% to $62.6 million in 2007 from $73.1 million in 2006. The decrease was due to an approximate 19.5% decrease in average selling prices which was partially offset by an approximate 5.2% increase in volumes sold. Sales from specialty displays increased approximately 53.7% from 2006 to 2007 due to an approximate 55.3% increase in volumes, which were partially offset by an approximate 1.6% decrease in average selling price. Specialty display sales represented approximately 20.3% of the segment’s revenues in 2007, as compared to 12.4% in 2006, reflecting the Company’s strategic shift to higher margin specialty displays in this segment. An oversupply of desktop monitor products continued to exist throughout the industry throughout most of 2005, 2006, and 2007 primarily due to recently constructed component manufacturing operations, which saturated the market with components, thereby driving down the costs of the components and allowing the Company and its competitors to build products for lower costs. When these products entered the market, the saturation exerted downward pressure on prices of the Company’s and its competitor’s products, as customers expected lower prices due to lower components costs.

Sales in the Industrial segment decreased $18.4 million or 23.0% to $61.6 million in 2007 from $80.0 million in 2006. The decrease in sales was primarily due to decreased sales of both EL and AMLCD products which were partially offset by increases in sales of LCD products. Sales of EL and AMLCD products decreased due to certain products reaching the end-of-life stage in previous periods, from which lower revenues resulted as compared to the prior year, and certain OEM contracts not being renewed. Sales of LCD products increased as a result of new design wins. Sales in the Medical segment decreased $0.9 million to $43.2 million in 2007 from $44.1 million in 2006. The decrease is the result of the Company selling reduced volumes of lower margin patient monitors, offset by increases in sales of the company’s Diagnostic Imaging products, in conjunction with the company’s shift in focus toward higher margin Diagnostic Imaging products.

Sales of $212.7 million in 2006 decreased $19.1 million or 8.2% as compared to sales of $231.8 million in 2005. The decrease in sales was due to lower sales in the Commercial and Industrial segments. Sales in the Commercial segment decreased $18.7 million or 18.3% to $83.4 million in 2006 from $102.2 million in 2005. This decrease in the Commercial segment was due to lower sales volume of the Commercial segment products and lower overall selling prices of such products. Sales volume decreased by 3.0%, which resulted in a $2.5 million decrease in revenue. Average selling prices decreased by 12.0% resulting in a $12.7 million decrease in revenue. Sales in the Industrial segment decreased $5.1 million or 6.0% to $80.0 million in 2006 from $85.2 million in 2005, due primarily to a decrease in sales of AMLCD products. Sales in the Medical segment decreased $0.4 million or 1.0% to $44.1 million in 2006 from $44.5 million in 2005. This decrease was due to lower sales of non-Diagnostic Imaging products as the Company shifted its sales focus primarily toward Diagnostic Imaging products in 2006.

Sales outside the United States increased by 55.5% to $74.2 million in 2007 as compared to $47.7 million recorded in 2006, and increased by 14.4% in 2006 as compared to $41.7 million recorded in 2005. In fiscal 2007 the increase in international sales was primarily due to sales of Command and Control products outside of the United States which were approximately $27.9 million in fiscal 2007; there was not a high volume of Command and Control products sold outside of the United States in fiscal 2006 as these additional product sales were the result of the Company’s acquisition of Clarity. Additional increases in international sales were due to international sales of Diagnostic Imaging products as the Company continues to focus on increasing sales of these products worldwide. In fiscal 2006, the increase in international sales was due to increased sales of Diagnostic Imaging products and products based on EL technology in the Industrial and Medical segments. As a percentage of total sales, international sales were 27.2% in 2007, 22.4% in 2006, and 18.0% in 2005. The fluctuations from 2006 to 2007 were primarily due to the acquisition of Clarity, which has historically had a higher mix of international sales than Planar has historically experienced. Following the acquisition, the Control Room and Digital Signage continued to sell to existing and new international customers, increasing the Company’s overall international sales mix. The fluctuations from 2005 to 2006 were primarily caused by the amount of Commercial segment revenue in the sales mix, as Commercial segment sales are almost entirely in North America.

Gross Profit

Gross profit as a percentage of sales decreased to 24.5% in 2007 as compared to 27.1% in 2006. Total gross profit increased $9.1 million to $66.8 million in 2007 as compared to $57.6 million in 2006. The increase in margin is primarily due to a full year’s operation of the Control Room and Signage segment in 2007 and increased margin from the Home Theater segment as a result of the acquisition of Runco in May 2007, and was partially offset by decreases in margins in the Medical and Industrial segments. The decreases in these segments resulted primarily from inventory charges of $2.7 million related to slow moving and end-of-life products in these segments. These charges included $0.7 million in the second quarter of fiscal 2007 and $1.4 million in the fourth quarter for these segments. The second quarter write-offs were primarily related to safety stock of custom glass in the Medical segment that the segment no longer anticipates using. The fourth quarter write-offs were due to the determination that it is unlikely that certain inventory items will be used, based on future sales projections and historical usage.

Gross margins as a percentage of sales increased to 27.1% in 2006 as compared to 21.4% in 2005 due to stronger product margins in each of the Company’s business segments and a better mix of higher margin Industrial and Medical products sales relative to Commercial product sales. The increase in gross margin from 2005 to 2006 was also partially due to the write-off of inventory due to the existence of excess inventory and vendor quality issues in 2005.

Research and Development

Research and development expenses of $15.3 million in 2007 increased $5.4 million or 54.0% from $9.9 million in 2006. The increase was primarily due to the establishment of the Control Room and Digital Signage and Home Theater segments, which did not have significant expenses in 2006. These increases were offset by decreases in research and development expenses for the Medical and Industrial segments. In the Medical segment research and development expenses decreased due to the conclusion of various development programs that were initiated in previous years as the segment invested in product improvements. Research and Development in the Industrial segment decreased primarily due to the termination of certain projects that were in process prior to the Clarity acquisition. Prior to the acquisition of Clarity in 2006 the Industrial segment had invested in a project to internally develop retail kiosk products. These investments were assumed by the Control Room and Digital Signage segment when the Company acquired Clarity. No additional amounts were incurred by the Industrial segment in fiscal 2007 related to these projects, contributing to the decrease in research and development expense in 2007. In addition, overall expense decreased in 2007 due to lower performance compensation as compared to 2006. In 2006 research and development expenses of $9.9 million increased $0.1 million or 0.9% from $9.8 million in 2005. The increase was primarily due to higher performance and share based compensation in 2006 compared to 2005. The increase was also due to increased spending for product development for the Industrial business segment. The increases were offset by decreases in research due to lower headcount and decreases in business development costs in 2006 compared 2005. As a percentage of sales, research and development expenses increased to 5.6% in 2007 compared to 4.7% in 2006 and 4.2% in 2005 due to the same reasons noted above.

Sales and Marketing

Sales and marketing expenses increased $19.5 million or 92.4% to $40.7 million in 2007 from $21.2 million in 2006. The increase was primarily due to costs related to the Control Room and Digital Signage and the Home Theater segments, which did not have significant expenses in 2006. The increase in sales and marketing expenses was also due to increases in these expenses in both the Industrial and Commercial segments. Increases in the Industrial segment were primarily related to increased headcount to assist in the segment’s efforts to drive revenue growth. In the Commercial segment, the increase in sales and marketing expense was also due to increased headcount, partially offset by reduced performance compensation. Additionally, the segment’s sales and marketing expenses increased in 2007 as compared to 2006 due to marketing programs related to the addition of new resellers and distributors and also due to the introduction of two new product lines in 2007. Sales and marketing expenses for the Medical segment decreased in 2007 as compared to 2006 primarily due to a decrease in the number of new products during the year as well as an increased effort to control costs. The decrease is also due to lower performance compensation in 2007 as compared to 2006. As a percentage of sales, sales and marketing expenses increased to 15.0% in 2007 as compared to 10.0% in 2006. The increase was primarily due to sales and marketing costs increasing at a faster rate than sales due to the new Control Room and Digital Signage and Home Theater segments which are related to the acquisitions of Clarity and Runco, respectively. The acquired companies’ business models have historically had higher sales and marketing costs, as a percentage of sales, than Planar has experienced in the Industrial, Medical, and Commercial segments and the integration of the Clarity and Runco business models resulted in an overall higher amount of sales and marketing expense, as a percent of sales, in 2007 as compared to 2006. Sales and marketing expenses increased $0.7 million or 3.2% to $21.2 million in 2006 from $20.5 million in 2005. The increase was primarily due to higher performance and share based compensation, and increased spending in the Industrial segment as compared to 2005. In addition, the increase was due to new costs incurred in 2006 related to the new businesses for Command and Control and Digital Signage and Home Theater. The increases were offset by decreases in sales and marketing expenses in the Medical segment and decreases in general spending as a result of cost reduction actions implemented in 2005. As a percentage of sales, sales and marketing expenses increased to 10.0% in 2006 as compared to 8.9% in 2005. The increase in sales and marketing expenses as a percentage of sales was primarily due to the overall decline in sales.

General and Administrative

General and administrative expenses increased $5.1 million or 30.8% to $21.6 million in 2007 from $16.5 million in 2006. The increase in general and administrative expenses was primarily due to the increased general and administrative functions required as a result of the acquisition of Clarity in late 2006 and the acquisition of Runco in the third quarter of 2007. As a percentage of sales, general and administrative expenses increased to 7.9% in 2007 from 7.8% in 2006. The slight increase in general and administrative expenses as a percentage of sales was primarily due to the increase in these costs due to the acquisitions. These increases were partially offset by decreases in performance compensation and share based compensation expense in 2007 as compared to 2006. General and administrative expenses increased $0.6 million or 4.3% to $16.5 million in 2006 from $15.9 million in 2005. The increase in general and administrative expense was primarily due to higher performance and share based compensation expense in 2006 as compared to 2005, offset by decreases in general and administrative expenses which occurred as a result of cost reduction actions implemented in 2005. As a percentage of sales, general and administrative expenses increased to 7.8% in 2006 from 6.8% in 2005. The increase in general and administrative expenses as a percentage of sales was primarily due to the overall decline in sales.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets increased to $7.4 million in 2007 from $0.9 million in 2006 and $1.7 million in 2005. The increase in the current year is due primarily to the amortization of intangible assets recorded in conjunction with the acquisition of Clarity in the fourth quarter of 2006 and the amortization of certain intangible assets recorded in conjunction with the acquisition of Runco in the third quarter of 2007.

Acquisition related costs

Acquisition related costs primarily consist of incremental costs associated with the acquisitions of Clarity and Runco which were not included in the purchase consideration or not capitalizable as property, plant or equipment, which resulted directly from the acquisition. These costs increased to $2.6 million in 2007 from $0.1 million in 2006.

Impairment and Restructuring Charges

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

During the fourth quarter of fiscal 2005, the employment of certain employees who performed primarily sales and administrative functions, including the Company’s former Chief Executive Officer, were terminated. Restructuring charges of $1.3 million, primarily related to severance benefits, were recorded at that time, including $56,000 of charges related to the acceleration of stock options.

2006 Severance Charges

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

2007 Impairment and Restructuring Charges

During the first quarter of fiscal 2007, the Company adopted a cost reduction plan, including termination of employment of certain employees who performed primarily engineering, sales, marketing and administrative functions. Restructuring charges of $1.6 million include approximately $1.5 million related to severance benefits and $0.1 million for tooling of a product line that was discontinued.

These charges are recorded as impairment and restructuring charges in the Consolidated Statement of Operations.

Operating Expenses

Operating expenses increased $40.1 million or 81.7% to $89.2 million in 2007 from $49.1 million in 2006. The increase was primarily due to increased research and development, sales and marketing, general and administrative and integration costs related to the acquisitions of Clarity and Runco. Operating expenses also increased due to the amortization in 2007 of intangible assets recorded as a result of the Clarity and Runco acquisitions and also due to impairment and restructuring charges recorded in the first quarter of fiscal 2007. As a percentage of sales, operating expenses increased to 32.8% in 2007 from 23.1% in 2006 due primarily to the acquisitions of Clarity and Runco. Operating expenses decreased $38.7 million or 44.1% to $49.1 million in 2006 from $87.8 million in 2005. The decrease was primarily due to the impairment and restructuring charges incurred in 2005. As a percentage of sales, operating expenses decreased to 23.1% in 2006 from 37.9% in 2005.

Non-operating Income and Expense

Non-operating income and expense includes interest income on cash and investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. In fiscal 2007, net interest income decreased $1.9 million to $0.6 million, as compared to $2.6 million in 2006. The decrease was due to a $1.1 million decrease in interest earnings as a result of overall lower cash balances in 2007 as compared to 2006 due to the cash paid for the Clarity and Runco acquisitions, and a $0.8 million increase in interest expense due to increased borrowings as a result of the Runco acquisition. In fiscal 2006, net interest income was $2.6 million, as compared to $0.7 million in 2005. The increase in net interest income in 2006 as compared to 2005 was due to higher cash balances earning interest, higher overall interest rates as compared to the same periods in the prior year, and lower interest expense on decreased borrowings.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a net loss of $0.2 million in 2007, a net loss of $0.7 million in 2006, and a net gain of $0.1 million in 2005.

The Company currently realizes approximately 27% of its revenue outside the United States. The functional currency of the Company’s primary foreign subsidiaries is the Euro which must be translated to U.S. Dollars for consolidation. The Company hedges its Euro exposure with foreign exchange forward contracts. The Company believes that this hedging mitigates the risks associated with foreign currency fluctuations.

Provision (Benefit) for Income Taxes

The Company recorded a tax provision of $1.5 million in fiscal 2007, a provision of $3.9 million in fiscal 2006, and a tax benefit of $2.9 million in fiscal 2005. For 2007, the differences between the effective tax rate and the federal statutory rate were due mainly to a $7.6 million charge to the valuation allowance against U.S. deferred tax assets and certain foreign deferred tax assets, based on the Company’s recent three-year cumulative losses. For 2006, the differences between the effective tax rate and the federal statutory rate were due to permanent differences resulting from deemed distributions of income currently reportable in the U.S. from foreign subsidiaries, state income taxes, federal and state settlements, and the effects of the Company’s foreign tax rates. For fiscal 2005, the differences between the effective tax rate and the federal statutory rate were due to permanent differences resulting from goodwill impairment, state income taxes, federal and state settlements, changes in the valuation allowance and the effects of the Company’s foreign tax rates.

Net Income (Loss)

In 2007, net loss was $23.2 million or $1.33 per share. In 2006, net income was $6.3 million or $0.41 per diluted share. In 2005, net loss was $34.9 million or $2.37 per share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $13.4 million in 2007 while cash provided by operating activities was $11.7 million, and $37.7 million, in fiscal years 2006 and 2005, respectively. Net cash used in operations in 2007 primarily relates to the loss reported, increases in accounts receivable, other current assets, and inventory, and decreases in accounts payable and deferred revenue, offset by cash provided by lease incentives and increases in current liabilities. Depreciation, amortization, share based compensation, and excess tax benefits from share based compensation do not require a current cash outlay. Net cash provided by operations in 2006 primarily relates to net income, and non-cash charges for depreciation and amortization, impairment and restructuring charges, deferred taxes, share based compensation, offset by the excess tax benefit of share based compensation, an increase in inventory and a decrease in accounts payable. Net cash provided by operations in 2005 was primarily due to non-cash charges greater than the net loss, decreases in accounts receivable and inventories, and increases in accounts payable and deferred revenue, offset by an increase in deferred taxes and a decrease in other current liabilities.

Working capital decreased $25.2 million to $55.7 million at September 28, 2007 from $80.9 million at September 29, 2006. Current assets decreased $12.9 million in fiscal 2007 as compared to fiscal 2006. Cash decreased by $33.0 million, accounts receivable increased $11.0 million, and inventories increased $9.5 million, primarily as a result of the accounts receivable and inventory balances acquired in the acquisition of Runco as well as due to overall increased sales in 2007 and the timing of the receipt of payments from customers. Current liabilities increased $12.3 million in fiscal 2007 as compared to fiscal 2006 due primarily to the increase in accounts payable and other current liabilities. Accounts payable increased $6.0 million due to the acquisition of Runco and the timing of payments. Other current liabilities increased $7.8 million in fiscal 2007 primarily due to a valuation allowance recorded related to deferred tax assets in the United States.

Additions to plant and equipment were $7.3 million, $1.5 million, and $3.4 million in 2007, 2006, and 2005, respectively. In 2007, expenditures for plant and equipment primarily related to leasehold improvements on facilities as well as plant and equipment acquired in the acquisition of Runco. In 2006, expenditures for plant and equipment primarily related to new computer hardware and software. In 2005, expenditures for plant and equipment primarily related to new software applications and various manufacturing equipment that enable efficiency improvements and support the Company’s growth. Cash paid for the Runco acquisition was $36.7 million.

The Company’s current credit agreement, as amended, allows for borrowing up to half of the net value of its domestic inventory, accounts receivable, and property, plant and equipment. The agreement allows for a maximum borrowing capacity of $32.5 million, expires on December 1, 2008, and is secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of September 28, 2007, there was $23 million outstanding, with no borrowings outstanding as of September 29, 2006 and September 30, 2005. The weighted average interest rate for the year-ending September 28, 2007 was 7.4%. The agreement contained certain financial covenants, including a minimum EBITDA covenant, with which the Company was not in compliance as of September 28, 2007. In December 2007 the Company received a waiver for the fourth quarter of 2007 violation of the minimum EBITDA covenant and entered into a fourth amendment to the credit agreement, including the following financial covenants: a fixed charge coverage ratio, a collateral coverage ratio, and minimum net worth. The fourth amendment to the credit agreement also deleted the previously existing minimum EBITDA covenant, changed the definition of and reset the fixed charge coverage ratio covenant. The amendment reduces the amount of the overall commitment by $2.5 million at quarterly intervals on April 1, 2008, July 1, 2008 and October 1, 2008. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers therefore, would result in an event of default and could result in the acceleration of the Company’s debt, which in turn could lead to the inability to pay debts and the loss of control of certain assets. In addition, the agreement includes a subjective acceleration clause which could be invoked by the lender. Given the recent covenant violation, it is reasonably possible that the lender could invoke this clause and accelerate repayment of amounts due under the facility. Management does not believe that this is probable, but if this event occurred or any other covenant violation were not waived, the Company would pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets.

The Company entered into a capital lease during 2002 for leasehold improvements in new offices. As a result of the acquisition of Clarity Visual Systems, Inc., the Company assumed its existing capital leases. As of September 28, 2007 the total minimum lease payments are $0.5 million which are payable over two years. The Company believes its existing cash and investments, together with cash generated from operations and existing borrowing capabilities will be sufficient to meet cash requirements for the foreseeable future.

Contractual Obligations and Commitments

The Company is contractually obligated to make the following payments as of September 28, 2007:

	Payments due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Capital leases (including interest)	$505	$348	$157	$—	$—
Purchase obligations	38,647	38,647	—	—	—
Operating leases	23,207	6,132	7,965	6,104	3,006

Total contractual obligations	$62,359	$45,127	$8,122	$6,104	$3,006

QUARTERLY RESULTS OF OPERATIONS

The table below presents unaudited consolidated financial results for each quarter in the two-year period ended September 28, 2007. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three months ended
	Sept. 28, 2007	Jun. 29, 2007	Mar. 30, 2007	Dec. 29, 2006	Sept. 29, 2006	Jun. 30, 2006	Mar. 30, 2006	Dec. 30, 2005
	(in thousands, except per share amounts)
Sales	$84,516	$68,200	$54,589	$64,909	$53,332	$49,365	$52,880	$57,149
Gross profit	17,578	17,911	12,849	18,416	15,064	13,330	14,944	14,292
Income (loss) from operations	(7,058)	(5,851)	(6,573)	(2,988)	2,122	2,123	2,294	1,984
Income (loss) before cumulative effect of accounting change	(13,793)	(4,118)	(3,887)	(1,386)	1,355	1,668	2,000	1,459
Net income (loss)1.	(13,793)	(4,118)	(3,887)	(1,386)	1,153	1,668	2,000	1,459
Diluted income (loss) per share before cumulative effect of accounting change	$(0.79)	$(0.24)	$(0.22)	$(0.08)	$0.09	$0.11	$0.13	$0.10
Average shares outstanding-diluted	17,543	17,477	17,336	17,133	15,747	15,635	15,469	14,845

1.	Fourth Quarter 2007 Deferred Tax Asset Valuation Allowance. In the fourth quarter of fiscal 2007 the Company recorded a $7.6 million charge to the valuation allowance against U.S. deferred tax assets related to its recent net losses.

Third Quarter 2007 Acquisition of Runco International, Inc. In the third quarter of fiscal 2007 the Company acquired substantially all of the assets and certain liabilities of Runco International, Inc. Funding for the acquisition was provided by the Company through $14.7 million in existing cash and $22.0 million of borrowings under the Company’s credit facility.

First Quarter 2007 Restructuring. In the first quarter of fiscal 2007 the Company recorded a cost reduction plan, including the termination of 29 employees who performed primarily engineering, sales, marketing, and administrative functions. Restructuring charges of approximately $1.5 million, primarily related to severance benefits, were recorded pursuant to this plan.

Fourth Quarter 2006 acquisition of Clarity Visual Systems, Inc. In the fourth quarter of fiscal 2006 the Company acquired all of the outstanding capital stock of Clarity for approximately $21.9 million cash and approximately 1.8 million shares of Planar common stock.

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

The Euro is the functional currency of the Company’s subsidiaries in Finland and France. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in the U.S. Dollar to Euro exchange rate. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. At September 28, 2007 the Company maintained open contracts of $9 million and €2.5 million. If rates shifted dramatically, the Company believes it would not be materially impacted. In addition, the Company does maintain cash balances denominated in currencies other than the U. S. Dollar. If foreign exchange rates were to weaken against the U. S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 8.	Financial Statements and Supplementary Data

PLANAR SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Planar Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 28, 2007 and September 29, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 28, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 28, 2007 and September 29, 2006, and the results of their operations, and their cash flows for each of the years in the three-year period ended September 28, 2007 in conformity with U. S. generally accepted accounting principles.

As discussed in Note 16 to the consolidated financial statements, in the year ended September 28, 2007, Planar Systems, Inc. adopted SEC staff Accounting Bulletin (SAB) No. 108, “Considering the Effect of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements.” As discussed in Note 5 and Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations and share based payment awards, respectively, in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Planar Systems, Inc. and subsidiaries’ internal control over financial reporting as of September 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

December 12, 2007

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Sept. 28, 2007	Sept. 29, 2006
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,287	$48,318
Accounts receivable, net of allowance for doubtful accounts of $1,534 at 2007 and $1,438 at 2006 (Note 2)	42,915	31,961
Inventories	59,028	49,524
Other current assets (Note 10)	13,480	13,837

Total current assets	130,710	143,640
Property, plant and equipment, net (Note 6)	14,918	10,880
Goodwill (Note 3)	67,429	51,996
Intangible assets, net (Note 3)	44,278	32,465
Other assets (Note 10)	5,809	6,021

	$263,144	$245,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,712	$25,674
Current portion of capital leases (Note 7)	324	493
Deferred revenue	4,888	6,326
Other current liabilities (Notes 4, 8 and 10)	38,072	30,237

Total current liabilities	74,996	62,730
Note Payable (Note 7)	23,000	—
Capital leases, less current portion (Note 7)	152	1,044
Other long-term liabilities (Notes 7 and 10)	11,109	13,653

Total liabilities	109,257	77,427
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 17,578,404 and 17,109,293 issued shares at 2007 and 2006, respectively	167,967	161,538
Retained earnings	(13,450)	10,270
Accumulated other comprehensive loss (Note 15)	(630)	(4,233)

Total shareholders’ equity	153,887	167,575

	$263,144	$245,002

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 30, 2005
	(In thousands, except per share amounts)
Sales	$272,215	$212,726	$231,832
Cost of sales	205,461	155,096	182,195

Gross profit	66,754	57,630	49,637
Operating expenses:
Research and development, net	15,276	9,920	9,829
Sales and marketing	40,709	21,158	20,497
General and administrative	21,639	16,543	15,858
Amortization of intangible assets	7,402	906	1,740
Acquisition related costs	2,572	77	—
Impairment and restructuring charges (Note 4)	1,625	503	39,913

Total operating expenses	89,223	49,107	87,837

Income (loss) from operations	(22,469)	8,523	(38,200)
Non-operating income (expense):
Interest income	1,730	2,826	1,020
Interest expense	(1,096)	(262)	(345)
Foreign exchange, net	(152)	(659)	104
Other, net	262	(49)	(405)

Net non-operating income (expense)	744	1,856	374

Income (loss) before income taxes and cumulative effect of accounting change	(21,725)	10,379	(37,826)
Provision (benefit) for income taxes (Note 10)	1,459	3,897	(2,946)

Income (loss) before cumulative effect of accounting change	(23,184)	6,482	(34,880)
Cumulative effect of accounting change, net of income taxes (Note 5)	—	(202)	—

Net income (loss)	$(23,184)	$6,280	$(34,880)

Income (loss) per share before cumulative effect of accounting change
Basic	$(1.33)	$0.43	$(2.37)

Diluted	$(1.33)	$0.42	$(2.37)

Net income (loss) per share
Basic	$(1.33)	$0.41	$(2.37)

Diluted	$(1.33)	$0.41	$(2.37)

Average shares outstanding—basic	17,374	15,166	14,699
Average shares outstanding—diluted	17,374	15,437	14,699

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 30, 2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,184)	$6,280	$(34,880)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities
Depreciation and amortization	12,300	7,630	8,724
Cumulative effect of adoption of new accounting principle	—	334	—
Impairment and restructuring charges	1,625	503	39,913
Deferred taxes	(313)	1,209	(2,264)
Stock-based compensation	4,446	3,376	349
Excess tax benefit of share based compensation	—	(719)	—
Lease Incentives	1,768	—	—
(Gain) loss on investments, net	—	—	390
(Increase) decrease in accounts receivable, net	(6,207)	372	8,752
(Increase) decrease in inventories	(1,022)	(2,653)	15,555
(Increase) decrease in other current assets	(633)	(255)	297
Increase (decrease) in accounts payable	(2,607)	(4,978)	1,568
Increase (decrease) in deferred revenue	(821)	184	1,209
Increase (decrease) in other current liabilities	1,262	403	(1,904)

Net cash provided by (used in) operating activities	(13,386)	11,686	37,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7,296)	(1,464)	(3,405)
Cash paid for acquisition, net of cash received	(38,331)	(19,837)	—
Maturity (purchase) of short-term investments	—	13,000	(13,000)
Proceeds from sale of investment	—	—	497
Increase in long term assets	(318)	(21)	(134)

Net cash used in investing activities	(45,945)	(8,322)	(16,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(536)	(11,193)	(192)
Proceeds from long-term debt	23,000	—	—
Value of shares withheld for tax liability	(223)	(916)	—
Excess tax benefit of stock based compensation	—	719	—
Net proceeds from issuance of capital stock	1,983	3,151	1,004

Net cash provided by (used in) financing activities	24,224	(8,239)	812
Effect of exchange rate changes on cash and cash equivalents	2,076	1,007	(559)

Net increase (decrease) in cash and cash equivalents	(33,031)	(3,867)	21,920
Cash and cash equivalents at beginning of period	48,318	52,185	30,265

Cash and cash equivalents at end of period	$15,287	$48,318	$52,185

Supplemental cash flow disclosure
Issuance of common stock, and stock options in connection with business acquisition	$—	$21,963	$—
Cash paid for interest	617	262	345
Cash paid for income taxes	1,268	1,920	1,085

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts, and share data)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
BALANCE, SEPTEMBER 24, 2004	14,638,302	130,924	39,786	(5,182)	165,528
Components of comprehensive income (loss) (Note 15):
Net loss	—	—	(34,880)	—	(34,880)
Currency translation adjustment	—	—	—	(763)	(763)

Total comprehensive loss					(35,643)
Proceeds from issuance of common stock	125,128	1,061	—	—	1,061
Stock based compensation		292	—	—	292

BALANCE, SEPTEMBER 30, 2005	14,763,430	132,277	4,906	(5,945)	131,238
Components of comprehensive income (loss) (Note 15):
Net income	—	—	6,280	—	6,280
Currency translation adjustment	—	—	—	1,712	1,712

Total comprehensive income					7,992
Value of shares withheld for tax liability	(62,147)	—	(916)	—	(916)
Proceeds from issuance of common stock	594,122	3,151	—	—	3,151
Stock issued for acquisition	1,813,888	18,230	—	—	18,230
Fair value of assumed stock options	—	3,733	—	—	3,733
Stock based compensation	—	3,428	—	—	3,428
Tax benefit of stock options exercised	—	719	—	—	719

BALANCE, SEPTEMBER 29, 2006	17,109,293	$161,538	$10,270	$(4,233)	$167,575

Cumulative effect of adjustment resulting from the adoption of SAB 108 (Note 16):	—	—	(313)	—	(313)
			—
Components of comprehensive income (loss) (Note 15):
Net loss	—	—	(23,184)	—	(23,184)
Currency translation adjustment	—	—	—	3,603	3,603

Total comprehensive loss					(19,581)
Value of shares withheld for tax liability	(28,703)	—	(223)	—	(223)
Proceeds from issuance of common stock	497,814	1,983	—	—	1,983
Stock based compensation	—	4,446	—	—	4,446

BALANCE, SEPTEMBER 28, 2007	17,578,404	$167,967	$(13,450)	$(630)	$153,887

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Planar Systems, Inc. was incorporated on April 27, 1983 and commenced operations in June 1983. Planar Systems, Inc., and its wholly owned subsidiaries (collectively, the “Company”) are engaged in developing, manufacturing and marketing electronic display products and systems. These display products and systems are primarily electroluminescent displays (EL), active matrix liquid crystal displays (AMLCD), video wall displays, and home theater projection systems.

Principles of consolidation

The consolidated financial statements include the financial statements of Planar Systems, Inc. and its wholly-owned subsidiaries, Planar International Ltd., DOME Imaging Systems, Inc, Clarity Visual Systems, Inc., and Runco International, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Fiscal year

The Company’s fiscal year ends on the last Friday in September. The last days of fiscal 2007, 2006, and 2005 were September 28, September 29, and September 30, respectively. Due to statutory requirements, Planar International’s fiscal year-end is September 30. All references to a year in these notes are to the Company’s fiscal year ended in the period stated which includes the fiscal year results of Planar International.

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

Cash and cash equivalents

Cash and cash equivalents include cash deposits in banks and highly liquid instruments with maturities of three months or less from the time of purchase. Cash of $15,287 includes $627 which represents a deposit from a customer that the Company may not access until final shipment is made; this shipment is scheduled for October 2008.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of adjustments for estimated excess inventory and obsolescence based upon the Company’s best estimate of future product demand. Inventories consist of:

	2007	2006
Raw materials	$13,922	$12,860
Work in progress	5,632	2,640
Finished goods	39,474	34,024

	$59,028	$49,524

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

Other assets

Included in other assets of $5,809 and $6,021 as of September 28, 2007 and September 29, 2006, respectively, are assets associated with equipment which had not been placed in service as of September 28, 2007 and September 29, 2006 in the amounts of $457 and $653, respectively. As of September 28, 2007 and September 29, 2006, other assets also included $2,790 and $3,006 related to the Company’s deferred compensation plan, which is discussed in Note 9. Assets of the deferred compensation plan are accounted for as trading securities. Any increases in assets cause corresponding increases in liabilities, thereby negating any income or loss effect in the Consolidated Statement of Operations as a result of changes in value of the deferred compensation plan.

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

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

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

	2007	2006	2005
Research and development expense	$15,978	$10,264	$10,487
Contract funding	(702)	(344)	(658)

Research and development, net	$15,276	$9,920	$9,829

Warranty

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities (Note 8).

Goodwill

In 2007 the Company recorded $20,293 of goodwill as a result of the acquisition of Runco, International, Inc. The Company recorded goodwill of $32,440 as a result of the acquisition of Clarity Visual Systems, Inc., which occurred in 2006. The Company values goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, (“FAS 142”). Goodwill is tested annually and whenever events or circumstances occur indicating that goodwill may be impaired. The annual impairment reviews were completed during the second quarter of fiscal 2007 for goodwill related to the Medical and Industrial segments and in the fourth quarter of fiscal 2007 for the goodwill related to the Control Room and Signage segment. Neither analysis indicated impairment.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

Intangible assets

The intangible assets consist primarily of acquired developed technology, customer relationships, and trademarks and trade names that are being amortized over their estimated useful lives. When these assets were acquired, the weighted-average amortization period was between four years and seven years. In fiscal 2005, the Company recorded charges of $2,205 related to the impairment of intangible assets which had accumulated amortization of $3,250 (see Note 4). In 2006, the Company recorded $29,500 of intangible assets as a result of the acquisition of Clarity Visual Systems, Inc. In 2007, the Company recorded $19,200 of intangible assets as a result of the acquisition of Runco International, Inc. (see Note 3); $6,100 of the amount allocated to trade names and trademarks has an indefinite life and the remaining identifiable intangible assets are being amortized over a weighted average period of approximately 6 years. As of September 28, 2007 and September 29, 2006, the Company had recorded accumulated amortization of $18,996 and $11,594, respectively. Amortization expense was $7,402, $906, and $1,740 in 2007, 2006, and 2005, respectively and is estimated to be $7,912, $7,845, $6,619, $5,971, and $3,148 in fiscal 2008, 2009, 2010, 2011, and 2012, respectively. The remaining amortization expense of $6,668 will be recognized in fiscal years 2013 through 2017.

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

Advertising expenses

All advertising costs are expensed as incurred and totaled $4,844, $2,992, and $3,699, in fiscal 2007, 2006, and 2005, respectively.

Net income (loss) per share

Basic net income (loss) per share was computed using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. Incremental shares of 0, 271,000, and 0 for the fiscal years ended September 28, 2007, September 29, 2006, and September 30, 2005, respectively, were used in the calculations of diluted earnings per share. In years in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding were excluded from the computation of diluted net loss per share for the years ended September 28, 2007 and September 30, 2005. For the year-ended September 29, 2006, potential common equivalent shares related to stock options excludes 3,126,136 shares, which are not included in the computation of diluted net income (loss) per share because the options’ exercise price was greater than the average market price of the common shares.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

Financial instruments

For short-term financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, short-term debt, accounts payable and accrued compensation, the carrying amount approximates the fair value because of the immediate short-term nature of those instruments. The differences between the fair values and carrying amounts of the Company’s financial instruments at September 28, 2007 and September 29, 2006 were not material.

Derivative instruments

In January 2001, the Company began using forward exchange contracts to hedge the fluctuations in the dollar value of its Euro denominated accounts receivable and accounts payable. In the years ended September 28, 2007, September 29, 2006, and September 30, 2005, the net gain (loss) on foreign currency exchange transactions was $(152), $(659), and $104, respectively, which has been recorded as foreign exchange, net in the Consolidated Statements of Operations. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The fair value of the contracts is adjusted to market monthly. At September 28, 2007 the Company maintained open contracts of $9,000 and €2,500. At September 29, 2006 the Company maintained an open contract of $24,300.

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

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the years ended September 28, 2007 and September 29, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Share based compensation expense recognized under FAS 123(R) for the twelve months ended September 28, 2007 and September 29, 2006, was $4,446 and $3,428, respectively, which consisted of share based compensation expense related to employee stock options, restricted stock and the employee stock purchase plan. See Note 11 for additional information.

There was no share based compensation expense related to employee stock options and employee stock purchases recognized in fiscal year 2005, however pro forma stock option expense for fiscal 2005 was $5,628. On April 1, 2005, the Company accelerated the vesting of all stock options granted on or before September 24, 2004, issued at an exercise price equal to or greater than $13.00, which were awarded to employees and officers under the Company’s various stock option plans. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles under APB 25. For pro forma disclosure

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

requirements under FAS 123, the Company recognized $2,800 of stock-based compensation for all options for which vesting was accelerated, net of tax, during the year ended September 30, 2005. The Company took this action to reduce future costs under FAS 123(R). In addition, because these options had exercise prices substantially in excess of current market values, the accelerated vesting did not provide material value to the optionees.

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

Share based compensation expense recognized during the period is based on the value of the portion of share based payment awards that are ultimately expected to vest during the period. Share based compensation expense recognized in the Company’s Consolidated Statement of Operations for fiscal 2007 included compensation expense for share based payment awards granted prior to, but not yet vested as of September 30, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share based payment awards granted subsequent to September 30, 2005 is based on the grant date fair value estimated in accordance with the provisions of FAS 123(R) and SAB 107. Compensation expense for all share based payment awards is recognized using the straight-line single-option method. As share based compensation expense recognized in the Consolidated Statement of Operations for 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of FAS 123(R), the Company maintained its method of valuation of employee stock options granted using the Black-Scholes option pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under FAS 123. For additional information, see Note 11. The Company’s determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables, including the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards.

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

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

Recent Accounting Pronouncements

In June of 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for the Company for the fiscal year ending September 2008. The Company has not yet determined the impact that adoption of this will have on its financial statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03 “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross Versus Net Presentation)” (EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for our fiscal year ended September 2008. Sales Tax amounts collected from customers have been recorded on a net basis. The adoption of EITF 06-03 will not have any effect on the Company’s financial position or results of operations.

In September of 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance regarding the process of quantifying financial statement misstatements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of the assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. In accordance with SAB 108 the Company adjusted its beginning retained earnings for fiscal 2007. See Note 16 for additional information on the adoption of SAB 108.

In September of 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. This statement is effective for the Company for the year ended September 2009. The Company has not yet determined the impact that adoption of this Statement will have on its financial statements.

Reclassification

Certain balances in the 2006 financial statements have been reclassified to conform to 2007 presentations. Such reclassifications had no effect on results of operations or retained earnings.

NOTE 2    CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The risk in trade accounts receivable is limited due to the credit worthiness of the companies comprising the Company’s customer base and their dispersion across many different sectors of the electronics industry and geographies. At September 28, 2007, the Company does not believe it had any significant credit risks.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

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

The Company also purchases single-source components for which it has no guaranteed alternative source of supply, and an extended interruption in the supply of any of these components could adversely affect the Company’s results of operations. Furthermore, many of the components used in the Company’s products are purchased from suppliers located outside the United States. Trading policies adopted in the future by the United States or foreign governments could restrict the availability of components or increase the cost of obtaining components. Any significant increase in component prices or decrease in component availability could have an adverse effect on the Company’s results of operations. The Company has in the past and may in the future face difficulty ensuring an adequate supply of quality LCD panel glass used in certain products in the Industrial, Medical, Commercial, Home Theater, and Command and Control products. In the future the Company may also face difficulties ensuring an adequate supply of rear-projection screens used in our Control Room and Digital Signage products. The Company is actively engaged in efforts to reduce this risk area.

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

NOTE 3    BUSINESS ACQUISITIONS

Acquisition of Clarity Visual Systems, Inc.

In the fourth quarter of 2006 the Company acquired all of the outstanding shares and assumed all of the outstanding stock options of Clarity Visual Systems, Inc. (“Clarity”). In the fourth quarter of 2007 the Company finalized the allocation of the purchase price and in accordance with SFAS 141, “Business Combinations” recorded the changes in estimates of the fair values of the assets and liabilities acquired as an adjustment to goodwill. These adjustments consisted primarily of reductions to restructuring accruals, which were partially offset by adjustments to accruals for preacquisition liabilities. The final goodwill allocated to the Control Room and Digital Signage segment as a result of the Clarity acquisition was $32,440 related to the Clarity acquisition.

Acquisition related costs, which are a component of the overall purchase price, include estimated costs associated with the restructuring of the pre-acquisition activities of Clarity Visual Systems, Inc. Restructuring costs are primarily comprised of costs related to excess employees and facilities. Estimated costs were based upon a plan that was committed to by management during the fourth quarter of 2006. Restructuring costs have been accounted for under Emerging Issues Task Force Issues No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) and have been recognized as a liability assumed in the purchase business combination. In fiscal 2007 the liability was adjusted as a result of changes in the execution of

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

the Company’s restructuring plan. The Company anticipates that the actions related to these activities will be completed during fiscal 2008. Information regarding the restructuring liability is as follows:

In 000’s
Balance at September 29, 2006	$11,078
Revisions to original estimate	(5,103)
Cash Paid	(4,146)

Balance at September 28, 2007	$1,829

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

In 000’s
Cash	$36,700
Acquisition related costs	2,178

Total	$38,878

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

The total purchase price of the acquisition was allocated as follows:

In 000’s
Net tangible liabilities acquired	$(615)
Intangible assets	19,200
Goodwill	20,293

Total	$38,878

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

The net tangible assets are comprised of the following:

In 000’s
Bank Overdraft	$(907)
Accounts receivable	3,364
Inventories	6,856
Other current assets	200

Total current assets	9,513

Property, plant and equipment	273
Other assets	22

Total Assets	9,808

Accounts payable	7,389
Accrued expenses	3,034

Total current liabilities	10,423

Net tangible assets	$(615)

Goodwill of $20,293 was recorded as a result of consideration paid in excess of the fair value of net tangible and intangible assets acquired, principally due to the fair value of the revenue expected to be derived from future products and the value of the workforce acquired. This goodwill has been allocated to the Home Theater segment and will not be amortized, but will be reviewed periodically for potential impairment. We expect the entire amount of goodwill to be deductible for tax purposes.

This purchase price allocation is preliminary and a final determination of any required purchase accounting adjustments will be made once the final analysis of the total purchase cost is completed. The final analysis is pending finalization of various estimates.

Identifiable intangible assets in the amount of $19,200 were acquired in the Runco acquisition and consist primarily of trade names, trademarks and dealer relationships. Of the amount allocated to tradenames and trademarks, $6,100 has an indefinite life. The remaining intangibles assets related to the Runco acquisition are being amortized over a weighted average amortization period of approximately 9 years.

As of September 28, 2007 the consolidated intangible assets, including those recorded in conjunction with the Runco acquisition, are comprised of the following:

In 000’s
Customer and dealer relationships, net of accumulated amortization of $1,778	$18,022
Acquired technologies, net of accumulated amortization of $16,221	16,938
Tradenames and Trademarks, net of accumulated amortization of $583	9,117
Other, net of accumulated amortization of $414	201

Total	$44,278

The weighted average amortization period for the consolidated identified intangibles subject to amortization is approximately 6 years.

The following table reflects the unaudited combined results of the Company, Clarity, and Runco, as if the mergers had taken place at the beginning of each period presented. The pro forma information includes

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

adjustments for the amortization of the intangible assets, increased interest expense, reduced interest income, and the related tax effect of these adjustments. The results of operations of Runco for all periods prior to the acquisition have not been audited and no assurance can be given that the stand-alone Runco results were prepared in accordance with Generally Accepted Accounting Principles (GAAP). The pro forma information in the following table does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	Sept. 28, 2007	Sept. 29, 2006
Revenue	$311,454	$323,428
Net income (loss)	(21,579)	(1,787)
Basic net income (loss) per share	$(1.24)	$(0.11)
Diluted net income (loss) per share	$(1.24)	$(0.11)

NOTE 4    IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consist of:

	Year ended
	2007	2006	2005
Impairment charges	$131	$—	$37,242
Restructuring charges	1,494	503	2,671

Total	$1,625	$503	$39,913

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

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

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

2007 Impairment and Restructuring Charges

During the first quarter of fiscal 2007, the Company adopted a cost reduction plan, including termination of employment of certain employees who performed primarily engineering, sales, marketing and administrative functions. Restructuring charges of $1,625 include $1,494 related to severance benefits and $131 for tooling of a product line that was discontinued.

These charges are recorded as impairment and restructuring charges in the Consolidated Statement of Operations.

The restructuring charges incurred affected the Company’s financial position as follows:

	Accrued Compensation	Other Liabilities
Balance as of September 24, 2004	$—	$167
Additional charges (adjustments)	2,615	—
Cash paid out	(1,350)	(167)

Balance as of September 30, 2005	$1,265	$—
Additional charges (adjustments)	503	—
Cash paid out	(1,408)	—

Balance as of September 29, 2006	$360	$—
Additional charges (adjustments)	1,494	—
Cash paid out	(770)	—

Balance as of September 28, 2007	$1,084	$—

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

During fiscal years 2007, 2006, and 2005, the Company paid cash of $770, $1,408, and $1,517 related to severance, contractual liabilities and lease termination costs. The remaining amounts are expected to be paid in fiscal 2008.

NOTE 5    ASSET RETIREMENT OBLIGATIONS

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

The following table presents the pro forma liability for asset retirement obligation as if the provision of FIN 47 had been applied at the beginning of fiscal 2005:

	Year ended
	2007	2006	2005
Liability for asset retirement obligation	$60	$334	$301

The following table presents net income (loss) and earnings (loss) per share for fiscal 2007, 2006, and 2005 as if the provisions of FIN 47 had been applied at the beginning of fiscal 2005:

	Year ended
	2007	2006	2005
Net income (loss), as reported	$(23,184)	$6,280	$(34,880)
Add back:
Cumulative effect of change in accounting principle, net of tax of $0, and $132, and $0 respectively	—	202	—
Deduct:
Depreciation, net of tax	10	19	19

Net income (loss), as adjusted	$(23,174)	$6,463	$(34,899)

Net income (loss) per share as adjusted:
Basic	$(1.33)	$0.43	$(2.37)
Diluted	$(1.33)	$0.42	$(2.37)

The lease associated with the above asset retirement obligation expired in 2007. Before amounts were expended to fulfill the asset retirement obligations the Company entered into a new lease for the same facility. The new lease requires the removal of fewer leasehold improvements and as such the asset retirement obligation was adjusted to $60 in 2007.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

NOTE 6    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of:

	2007	2006
Buildings	$11,526	$11,093
Machinery and equipment	44,204	37,497

Total property, plant and equipment	55,730	48,590
Less accumulated depreciation	(40,812)	(37,710)

Net property, plant and equipment	$14,918	$10,880

The Company recorded depreciation expense of $4,898, $6,724, and $6,984 in fiscal 2007, 2006, and 2005, respectively.

NOTE 7    BORROWINGS

Credit Facility

The Company’s current credit agreement, as amended, allows for borrowing up to half of the net value of its domestic inventory, accounts receivable, and property, plant and equipment. The agreement allows for a maximum borrowing capacity of $32.5 million, expires on December 1, 2008, and is secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of September 28, 2007, there was $23 million outstanding, with no borrowings outstanding as of September 29, 2006 and September 30, 2005. The weighted average interest rate for the year-ending September 28, 2007 was 7.4%. The agreement contained certain financial covenants, including a minimum EBITDA covenant, with which the Company was not in compliance as of September 28, 2007. In December 2007 the Company received a waiver for the fourth quarter of 2007 violation of the minimum EBITDA covenant and entered into a fourth amendment to the credit agreement, including the following financial covenants: a fixed charge coverage ratio, a collateral coverage ratio, and minimum net worth. The fourth amendment to the credit agreement also deleted the previously existing minimum EBITDA covenant, changed the definition of and reset the fixed charge coverage ratio covenant. The amendment reduces the amount of the overall commitment by $2.5 million at quarterly intervals on April 1, 2008, July 1, 2008 and October 1, 2008. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers therefore, would result in an event of default and could result in the acceleration of the Company’s debt, which in turn could lead to the inability to pay debts and the loss of control of certain assets. In addition, the agreement includes a subjective acceleration clause which could be invoked by the lender. Given the recent covenant violation, it is reasonably possible that the lender could invoke this clause and accelerate repayment of amounts due under the facility. Management does not believe that this is probable, but if this event occurred or any other covenant violation were not waived, the Company would pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets.

Capitalized Leases

During fiscal 2002, the Company entered into a capital lease for the leasehold improvements in its new offices. In fiscal 2006, as a result of the acquisition the Company assumed Clarity’s capital leases. Capital leases

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

acquired included a lease for the St. Sernin, France facility which was terminated in 2007 in conjunction with the restructuring activities related to the Clarity acquisition, as discussed in Note 3.

Included in property, plant and equipment are $1,810 of assets leased as of September 28, 2007, and $2,347 as of September 29, 2006. Accumulated depreciation was $1,327 and $1,020 related to capitalized leases as of September 28, 2007 and September 29, 2006, respectively.

Future minimum payments under capital lease obligations at September 28, 2007 are as follows:

2008	$348
2009	157
2010	—
2011	—
2012	—
Thereafter	—

Total minimum lease payments	505
Less amounts representing interest	(29)

Present value of net minimum lease payments	476
Less current portion	324

Long-term portion of obligations	$152

NOTE 8    OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	2007	2006
Warranty reserve	$5,667	$3,691
Income taxes payable	2,383	202
Accrued compensation	14,736	18,602
Other	15,286	7,742

Total	$38,072	$30,237

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

	2007	2006
Balance at beginning of period	$3,691	$2,932
Cash paid for warranty repairs	(2,425)	(4,055)
Provision for current period sales	2,751	3,886
Provision assumed in acquisition	1,650	928

Balance at end of period	$5,667	$3,691

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

NOTE 9    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of:

	2007	2006
Deferred income tax liability	$5,546	$8,858
Deferred compensation plan liabilities	2,790	3,006
Other long-term liabilities	2,773	1,789

Total	$11,109	$13,653

The Company had a deferred compensation plan wherein eligible executives may elect to defer up to 100% of their regular compensation and incentive awards, and non-employee Board members may elect to defer up to 100% of their directors compensation. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. No executives or non-employees elected to defer any compensation in fiscal 2007 and at September 28, 2007 the liability represents amounts deferred in prior years. The Company’s promise to pay amounts deferred under this plan is an unsecured obligation.

NOTE 10    INCOME TAXES

The components of income (loss) before income taxes and cumulative effect of accounting change consist of the following:

	2007	2006	2005
Domestic	$(18,299)	$5,786	$(43,393)
Foreign	(3,426)	4,593	5,567

Total	$(21,725)	$10,379	$(37,826)

The following table summarizes the provision (benefit) for US federal, state and foreign taxes on income:

	2007	2006	2005
Current:
Federal	$929	$1,323	$(1,646)
State	119	170	(204)
Foreign	215	1,195	1,168

	1,263	2,688	(682)
Deferred:
Federal	22	1,062	(1,973)
State	3	136	(244)
Foreign	171	11	(47)

	196	1,209	(2,264)

	$1,459	$3,897	$(2,946)

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

The differences between the U.S. federal statutory tax rate and the Company’s effective rate are as follows:

	2007	2006	2005
Computed statutory rate	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal tax benefits	(4.5)	4.5	(5.2)
Effect of foreign tax rates	0.3	(5.8)	(1.3)
Permanent differences resulting from compensation limitations	—	2.6	—
Permanent differences resulting from goodwill adjustments	—	—	34.8
Effect of deemed foreign income distributions	—	4.6	—
Change in valuation allowance	44.3	—	(0.2)
Tax credits	—	(2.5)	—
Other, net	1.6	(0.8)	(0.9)

Effective tax rate	6.7%	37.6%	(7.8)%

The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 28, 2007 and September 29, 2006 were as follows:

	2007	2006
Deferred tax assets:
Inventory	$4,195	$3,568
Deferred revenue	3,111	2,967
Warranty reserve	1,366	1,259
Payroll and severance related	6,300	3,950
Other reserves	1,510	806
Net operating losses	3,300	5,292
Tax credits	2,917	2,037

Gross deferred tax assets	22,699	19,879
Valuation allowance	(12,836)	(5,240)

Deferred tax assets	9,863	14,639
Deferred tax liabilities:
Accumulated depreciation	(314)	(3,671)
Intangibles	(9,800)	(11,532)

Deferred tax liabilities	(10,114)	(15,203)

Net deferred tax asset (liability)	$(251)	$(564)

The deferred tax assets and liabilities are recorded in the following balance sheet accounts:

	2007	2006
Other current assets	$5,418	$8,206
Other assets	613	300
Other current liabilities	(736)	(212)
Other long-term liabilities	(5,546)	(8,858)

Total	$(251)	$(564)

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

During fiscal years 2007, 2006, and 2005 the Company recognized tax benefits of $0, $719, and $0, respectively, related to differences between financial and tax reporting of stock option transactions. This difference was credited to common stock.

The Company establishes a valuation allowance for certain deferred tax assets, when it is more likely than not that such deferred tax assets will not be realized. For fiscal year 2007, the valuation allowance increased $7,596 primarily as a result of the write-down of the company’s U.S. deferred tax assets. The write-down was a result of the Company’s recent three year cumulative GAAP loss which is given more weight than projected future income when determining the need for a valuation allowance. The valuation allowance increased $5,051 in 2006 primarily as a result of the acquisition of Clarity’s deferred tax assets which are not expected to be realized. A significant portion of this valuation allowance will be credited to goodwill if ever realized. The valuation allowance decreased $61 in 2005 due to changes in facts and circumstances related to the utilization of tax credit or loss capital carryforwards.

At September 28, 2007, the Company had federal and state research and experimentation credits of approximately $1,794, available to reduce future state tax. The carryforwards expire at various dates through 2022. In addition, as of September 29, 2006, the Company has alternative minimum tax credit carryforwards of $370 that do not expire, and foreign tax credits available of $754 which expire at various dates through 2017.

The Company has not provided for U.S. federal income and foreign withholding taxes on its undistributed earnings from non-U.S. operations as of September 28, 2007 because such earnings are intended to be reinvested indefinitely outside of the United States. The amount of the Company’s undistributed foreign earnings at September 28, 2007 is not reasonably estimable.

NOTE 11    SHAREHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock at $.01 par value. At September 28, 2007, no shares of preferred stock have been issued; however, 200,000 shares of Series D Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

Stock options

In fiscal 1994, the Company adopted the 1993 Stock Incentive Plan, which provides for the granting of options to buy shares of Common Stock. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. During fiscal 1999, the Company adopted the 1999 Non-Qualified stock Option Plan with the same provisions and guidelines as the aforementioned 1993 plan. Total shares reserved under these plans are 4,465,000. Options granted under the plans generally vest over a two-to four-year period and expire four to ten years after grant. The Company also adopted a 1993 Stock Option Plan for Non-employee Directors, amended and restated, which provides for the granting of options to buy Common stock to non-employee directors. Total shares reserved under this plan are 800,000 shares. The Company acquired two plans as a result of the acquisition of Clarity Visual Systems, Inc., the 1995 Stock Incentive Plan and the Non-Qualified Stock Option Plan. Both plans provide for the granting of options to buy shares of Common Stock. Total shares reserved under these plans are 1,230,060. Options granted under the plans generally become exercisable over a three- to five-year period and expire seven to ten years after the date of grant. Options are also granted to certain executives in accordance with individual compensation agreements.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 29, 2006	3,352,974	11.16
Granted relating to business acquisition	27,000	7.78
Granted	568,189	8.61
Exercised	(355,799)	4.44
Forfeited	(328,328)	9.36
Expired	(534,394)	18.67

Options outstanding at September 28, 2007	2,729,642	10.30

Exercisable at September 28, 2007	1,545,892	11.26

The weighted average grant date fair value of options granted during the year ended September 28, 2007 was $3.46. The weighted average grant date fair value was $5.62, and $4.64 for the years ended September 29, 2006 and September 30, 2005, respectively. The total pretax intrinsic value of options exercised during the year ended was $1,716, $1,885, and $0 for fiscal years 2007, 2006, and 2005, respectively.

As of September 28, 2007, the total pretax intrinsic value of options outstanding was $815 and the options had a weighted average remaining contractual term of 6.1 years. The total pretax intrinsic value of exercisable shares at September 28, 2007 was $778 and a weighted average contractual life of 5.1 years. For the year ending September 28, 2007, the amount of cash received for the exercise of options was $1,605, and the corresponding tax benefit related to option exercises for the same time period was $0. For the year ending September 29, 2006 the amount of cash received for the exercise of options was $2,561, and the corresponding tax benefit was $130.

Restricted stock

The Company’s plans provide for the issuance of restricted stock to employees, (“Nonvested shares” per FAS 123R). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, and General Managers of certain of the Company’s business units, and certain other senior-level managers, the shares issued generally vest over a two- to four-year period, upon meeting objective market, objective performance conditions, the passage of time, or a combination of the three. In the event the market conditions are not met, shares generally would vest at the end of four years. The Company issued 765,727 shares of restricted stock to employees in 2007. In the years ended September 29, 2006 and September 30, 2005, the Company issued employees 394,000 and 249,525 shares, respectively.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 29, 2006	428,849	$10.60
Granted relating to business acquisition	26,000	7.78
Granted	739,727	8.18
Vested	(101,604)	10.47
Forfeited	(131,525)	9.98

Restricted stock outstanding at September 28, 2007	961,447	9.10

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

The total fair value of shares vested in the year ended September 28, 2007 was $863. The fair value of shares vested in the years ended September 29, 2006 and September 30, 2005 was $2,697, and $79, respectively. The tax benefit related to the vested restricted stock was $0 for the period ending September 28, 2007. The tax benefit related to restricted stock expense was $0 for the period ending September 28, 2007.

Performance-based restricted stock awards

In the third quarter of fiscal 2006, the following market condition restricted stock awards were issued to a General Manager of one of the Company’s business units:

•

31,250 shares composed of 15,625 shares that vest upon the attainment of an average daily stock price of $20 for a period of 40 trading days (the $20 tranche), and 15,625 shares that vest upon the attainment of an average daily stock price of $25 for a period of 40 trading days (the $25 tranche). The value of these 31,250 shares, and the related requisite service period, was determined by use of a Monte Carlo simulation model, and is being recognized as expense over the requisite service period, pursuant to FAS 123(R). The total value of these 31,250 shares is $358, and the average service period, estimated at the time of issue, is 1.4 years.

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

In the fourth quarter of fiscal 2006, the following shares of performance-based restricted stock awards were issued to General Managers of the Company’s business units:

•

81,250 shares, which will vest at levels ranging from 0% of shares issued to 100% of shares issued, dependent upon the achievement of internal performance metrics specific to each General Manager’s business unit, up to and including fiscal 2009 results. If 100% of these shares ultimately vest, the total expense related to these shares will be approximately $800. The average service period, estimated at the time of issue, is 3 years.

In the third quarter of fiscal 2007, the following shares of Long Term Incentive Plan (LTIP) performance-based restricted stock awards were issued to the Chief Executive Officer, Chief Financial officer, and other various senior-level managers of the Company:

•

515,000 shares, which will vest at levels ranging from 0% to 100% of shares issued, dependent upon the achievement of various internal performance metrics up to and including fiscal 2009 results. If certain metrics are achieved, additional shares, up to 50% of those initially issued, can be granted to the Managers. If 100% of the issued shares vest, the total expense related to these shares will be $4,185. The average derived service period, estimated at the time of issue is 2.4 years.

Employee Stock Purchase Plan

In fiscal 2005, the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan provides that eligible employees may

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s common stock at 85 percent of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. The use of the Black-Scholes model, and related assumptions integrated into the model, are discussed in a subsequent paragraph. Employees purchased 114,966 shares, at an average price of $6.46 in fiscal 2007.

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

Valuation and Expense Information under FAS 123(R)

On October 1, 2005, the Company adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The following table summarizes share based compensation expense related to share based payment awards, and employee stock purchases under FAS 123(R) for the years ended September 28, 2007 and September 29, 2006, which were allocated as follows:

	2007	2006
Cost of Sales	$425	$189

Research and Development	379	141
Sales and Marketing	1,753	767
General and Administrative	1,889	2,280
Restructuring	—	51

Share based compensation expense included in operating expenses	4,021	3,239

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases	4,446	3,428
Assumed tax benefit	(1,756)	(1,272)

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases, net of tax	$2,690	$2,156

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

Prior to the adoption of FAS 123(R), the Company accounted for share based compensation under the recognition and measurement provision of APB 25. The following table illustrates the effect on net income and diluted net income per share if the Company had applied the fair value recognition provisions of FAS 123 to share based compensation for the year ended September 30, 2005:

Sept. 30, 2005
Net income (loss)—as reported for the prior period (1)	$(34,880)
Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases (4)	5,628
Tax benefit	2,223

Share based compensation expense related to employee stock option, restricted stock, and employee stock purchases, net of tax (2)	3,405

Net income (loss), including the effect of share based compensation expense (3)	$(38,285)

Diluted income (loss) per share before cumulative effect of accounting change—as reported for the prior period (1)	$(2.37)
Diluted income (loss) per share before cumulative effect of accounting change, including the effect of share based compensation expense (3)	$(2.60)

(1)	Net income (loss) and net income (loss) per share prior to fiscal 2006 did not include share based compensation expense for employee stock options and employee stock purchases under FAS 123 because the Company did not adopt the recognition provisions of FAS 123.
(2)	Share based compensation expense prior to fiscal 2006 represents pro forma information based on FAS 123.
(3)	Net income (loss) and net income (loss) per share prior to fiscal 2006 represents pro forma information based on FAS 123.
(4)	Share based compensation expense in periods prior to fiscal 2006 and not reported in the statement of operations represents expense related to employee stock options and employee stock purchases.

As of September 28, 2007, total future compensation expense related to nonvested stock options and restricted stock is expected to be $3,229 and $4,060, respectively. This expense is anticipated to be recognized through the fourth quarter of fiscal 2010.

Upon adoption of FAS 123(R), the Company continued its methodology of calculating the value of employee stock options on the date of grant using the Black-Scholes model which it also used for the purpose of the pro forma financial information in accordance with FAS 123.

The use of a Black-Scholes model requires the use of estimates of employee exercise behavior data and other assumptions including expected volatility, risk-free interest rate, and expected dividends; the assumptions used in 2007, 2006, and 2005 are summarized in the following table:

	2007	2006	2005
Risk free interest rate	4.07%	4.8%	3.6%
Expected dividend yield	—	—	—
Expected lives (in years)	3.39	4.05	4.2
Expected volatility	36.15%	45.0%	63.6%

The Company estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon observed interest rates appropriate

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

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

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the periods ending September 28, 2007, September 29, 2006, and September 30, 2005 were 17,374,000 shares, 15,166,000 shares, and 14,699,000 shares, respectively. Diluted shares outstanding for the periods ending September 28, 2007, September 29, 2006, and September 30, 2005 were 17,374,000 shares, 15,437,000 shares, and 14,699,000 shares, respectively. Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options as of September 28, 2007, due to the Company incurring a net loss for the year. For the year ended September 29, 2006, the dilutive effect of in-the-money employee stock options was approximately 271,000, based on the Company’s average share price for the same period of $12.02. There was no dilutive effect of in-the-money employee stock options as of September 30, 2005, due to the Company incurring a net loss for the year.

NOTE 12    COMMITMENTS

Most of the Company’s office and manufacturing facilities are subject to long-term operating leases. In addition, regional sales offices and automobiles are subject to leases with terms ranging from one to twelve months.

At September 28, 2007, the minimum annual operating lease payments are:

Fiscal years ending in September
2008	$6,132
2009	4,252
2010	3,713
2011	3,423
2012	2,681
Thereafter	3,006

$23,207

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

Total rent expense was $5,609, $3,819, and $4,244, for the years ended September 28, 2007, September 29, 2006, and September 30, 2005, respectively.

NOTE 13    BUSINESS SEGMENTS

The Company is organized based on various display businesses, primarily specialty displays. Under this organizational structure, the Company operates in five main segments: Medical, Industrial, Commercial, Control Room and Signage, and Home Theater. The Medical segment derives revenue primarily from diagnostic imaging systems for radiology. The Industrial segment derives revenue primarily through the development and marketing of electroluminescent displays (EL), liquid crystal displays and color active matrix liquid crystal displays in specialty applications. The Commercial segment derives revenue primarily through the marketing of LCD desktop monitors, other touch displays, and projectors that are sold through distributors to end users. The Control Room and Signage segment derives revenue primarily through the marketing of scalable video-wall displays and a line of large-area flat screen digital signage products, which include software to manage the signage content. These products are sold through dealers to end users. The Home Theater segment derives revenue primarily from the sales of innovative products for the high-end home theater enthusiast including high-performance home theater projection systems, large-format thin video displays, and front-projection screens.

Effective September 30, 2006 the Company changed the presentation of the Medical and Industrial segments. Certain revenues, which primarily relate to EL products sold for medical applications, which were previously presented under the Medical segment, have been moved to the Industrial segment. Prior year amounts have been reclassified to conform to the current year segment presentation. In the fourth quarter of fiscal 2006, the Company added a new business unit, Control Room and Signage as a result of the acquisition of Clarity Visual Systems, Inc. In fiscal 2006 results for this business unit were aggregated with the Industrial segment as they did not meet the threshold requirements for separate disclosure at that time. Prior year amounts have been reclassified from the Industrial segment to the Control Room and Signage segment to conform with the fiscal 2007 presentation. Effective March 31, 2007 the Company created the Home Theater segment due to the introduction of Planar branded Home Theater products and new product offerings associated with the Runco acquisition. Certain revenues, which primarily relate to home theater projectors, large-format thin displays, and screens, which were previously presented under the Commercial segment, have been reclassified to the Home Theater segment; revenues associated with Runco are also presented in the Home Theater segment.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

The information provided below is obtained from internal information that is provided to the Company’s chief operation decision-maker for the purpose of corporate management. Operating income (loss) from the business units includes specifically identifiable costs related to research and development, product development, and sales and marketing directly associated with each of the business units. Product development expenses and marketing and sales expenses are specifically identified by segment. Corporate expenses consist of expenses that are not directly associated with a particular segment and include general research expense, general marketing expense, finance and administration expense, human resources expense, information systems expense, restructuring and impairment charges, acquisition related costs, and share based compensation costs. Interest expense, interest income, other non-operating items and income taxes by segment are not included in the internal segment information provided to the chief operating decision-maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to external customers below.

	2007	2006	2005
Net sales to external customers (by segment):
Medical	$43,162	$44,079	$44,506
Industrial	61,581	80,025	85,160
Commercial	78,552	83,442	102,166
Control Room and Signage	65,292	4,657	—
Home Theater	23,628	523	—

Total sales	$272,215	$212,726	$231,832

Sales to external customers (by geography):
United States	$198,055	$165,031	$190,179
Other	74,160	47,695	41,653

Total sales	$272,215	$212,726	$231,832

Operating income (loss):
Medical	$4,096	$5,212	$58
Industrial	14,361	22,757	24,642
Commercial	2,778	2,169	(559)
Control Room and Signage	20	703	—
Home Theater	(5,480)	(1,044)	—
Corporate	(38,244)	(21,274)	(62,341)

Total operating income (loss)	$(22,469)	$8,523	$(38,200)

The assets and related capital expenditures of the Company are not reported by segment. Property, plant and equipment by geography was as follows:

	2007	2006
US	$9,930	$6,706
Europe	4,988	4,174

Total property, plant, and equipment	$14,918	$10,880

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

Goodwill allocated to the Company’s business segments as of September 28, 2007 and September 29, 2006 is as follows:

	2007	2006
Medical	$11,268	$11,268
Industrial	3,428	3,428
Control Room and Signage	32,440	37,300
Home Theater	20,293	—

Total Goodwill	$67,429	$51,996

Products from the Medical and Commercial segments sold to one customer comprised 11%, 17%, and 16% of total consolidated sales in fiscal 2007, 2006, and 2005, respectively. Products sold within the Medical and Commercial segments to another customer comprised 6%, 12%, and 10% of total consolidated sales in 2007, 2006 and 2005, respectively.

NOTE 14    401(K) AND PENSION PLAN

All employees in North America over 21 years of age are eligible to participate in the 401(k) savings and profit sharing plan. Employees can contribute up to statutory maximums. The Company matches 5.5% of each participating employee’s eligible compensation, also subject to statutory maximums. Employer contributions vest immediately. The 401(k) plan expense amounted to $1,529, $798, and $684, for the years ended September 28, 2007, September 29, 2006, and September 30, 2005, respectively.

The Company’s foreign subsidiary, located in Finland, participates in a multiemployer pension plan in which all employees receive defined benefit payments upon retirement. The Company recognized expense of $1,391, $1,233, and $1,230 in fiscal years 2007, 2006, and 2005, respectively, related to this plan.

NOTE 15    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and its components have no impact on the Company’s net income (loss). Comprehensive income (loss) and its components were as follows:

	2007	2006	2005
Net income (loss) (net of tax expense (benefit) of $1,459, $3,897, and ($2,946), respectively)	$(23,184)	$6,280	$(34,880)
Other comprehensive income (loss):
Currency translation adjustment	3,603	1,712	(763)

Total comprehensive income (loss)	$(19,581)	$7,992	$(35,643)

NOTE 16    STAFF ACCOUNTING BULLETIN NO. 108

As discussed under Recent Accounting Pronouncements in Note 1, in September 2006, the SEC issued SAB 108. The transitional provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of errors relating to prior years that were previously considered immaterial. SAB 108 also

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2007

(Dollars in thousands, except per share amounts, and share data)

requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. In accordance with SAB 108, the Company has adjusted beginning retained earnings for fiscal 2007 in the accompanying consolidated financial statements for the items described below. The Company considers these adjustments to be immaterial to prior periods.

In June 2002 the Company entered into a lease for a building in Beaverton, Oregon which serves as the Company’s headquarters; the terms of the lease include escalating lease payments over the life of the lease. This lease has been properly accounted for as an operating lease but the expense associated with this lease was based on actual payments instead of a straight-line basis in accordance with the SFAS 13, “Accounting for Leases.” The cumulative error resulted in a reduction to 2007 beginning retained earnings of $313, net of tax and an increase in long-term liabilities for the deferred rent liability as of September 30, 2006 of $518.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during fiscal 2007 that could significantly affect our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a—15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of September 28, 2007. We acquired Runco International, Inc. during 2007. We excluded Runco from our assessment of the effectiveness of the Company’s internal controls over financial reporting as of September 28, 2007. The Company has been working through the integration of the acquisition and additional work remains to relating to integrating business systems and global manufacturing and validating internal control processes over accounting transactions. The Company believes that the reviews and activities related to the Runco acquisition will be completed by the fourth quarter of fiscal 2008. Runco’s internal controls over financial reporting were associated with total assets of $31,555 excluding goodwill of $20,293 and revenues of $20,159.

The effectiveness of our internal controls over financial reporting as of September 28, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on Internal Control Over Financial Reporting included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Planar Systems, Inc. and Subsidiaries:

We have audited Planar Systems, Inc. (the Company) and its subsidiaries’ internal control over financial reporting as of September 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Planar Systems Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Runco International, Inc. during 2007, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 28, 2007, Runco International Inc.’s internal control over financial reporting associated with total net assets of $31,555,000 excluding goodwill of $20,293,000 and total revenues of $20,159,000 included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended September 28, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Runco International, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 28, 2007 and September 29, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 28, 2007, and our report dated December 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

December 12, 2007

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance of Planar Systems, Inc.

The information set forth under the captions “Election of Directors”, “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 21, 2008, is incorporated by reference into this Report.

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

The information set forth under the captions “Election of Directors—Director Compensation,” “Executive Compensation,” “Compensation Committee Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 21, 2008, is incorporated by reference into this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” and “Stock Owned by Management and Principal Shareholders” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 21, 2008, is incorporated by reference into this Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Certain Relationships and Related Transactions” and “Election of Directors” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 21, 2008, is incorporated by reference into this Report.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 21, 2008, is incorporated by reference into this Report.

Part IV

Item 15.	Exhibits and Financial Statement, Schedules

(a)(1) Financial Statements

The financial statements of Planar Systems, Inc. as set forth under Item 8 are filed as part of this report.

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted since the information called for is not present in amounts sufficient to require submission of the schedules.

The independent registered public accounting firm report with respect to the above-listed financial statements appears on page 28 of this report.

(a)(3) Exhibits

Exhibit Number	Title
2.1	Agreement and Plan of Merger and Reorganization by and among Planar Systems, Inc., Cornell Acquisition Corporation, Clarity Visual Systems, Inc. and certain other parties date as of July 18, 2006 (4)

2.2	Asset Purchase Agreement by and among Compton Acquisition, Inc., Runco International, Inc., and the stockholders of Runco International, Inc., dated as of May 23, 2007 (23)

3.1	Second Restated Articles of Incorporation of Planar Systems, Inc. (1)

3.2	Second Restated Bylaws of Planar Systems, Inc. (7)

3.3	Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (2)

3.4	Second Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc (3)

4.1	Specimen stock certificate (1)

4.2	Rights Agreement dated as of February 3, 2006 between Planar Systems, Inc. and Mellon Investor Services, LLC. (3)

10.1	Form of Indemnity Agreement between Planar Systems, Inc. and each of its executive officers and directors* (1)

10.2	1993 Incentive Stock Option Plan* (1)

10.3	Lease agreement dated as of May 20, 1998 between Metra Corporation and Planar International, Ltd (English translation) (5)

10.4	1996 Stock Incentive Plan* (6)

10.5	Lease agreement dated May 30, 1997 between Pacific Realty Associates, L.P. and Planar America, Inc. (6)

10.6	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Balakrishnan Krishnamurthy dated as of September 27, 1999* (7)

10.7	Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999* (7)

10.8	Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999* (7)

Exhibit Number	Title
10.9	Planar Systems, Inc. 1999 Nonqualified Stock Option Plan* (7)

10.10	Planar Systems, Inc. Deferred Compensation Plan* (7)

10.11	Lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (9)

10.12	Addendum to lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (9)

10.13	Master Equipment Lease dated June 24, 2002 between The Fifth Third Leasing Company and Planar Systems, Inc. (10)

10.14	Credit Agreement Dated as of December 16, 2003 among Planar Systems, Inc. and Bank of America, N.A. (11)

10.15	First Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, National Association, dated as of December 21, 2004 (12)

10.16	Planar Systems, Inc. 2004 Employee Stock Purchase Plan* (13)

10.17	Second Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, National Associated, dated as of October 21, 2005* (14)

10.18	Executive Employment Agreement by and between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (15)

10.19	Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (15)

10.20	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (15)

10.21	Letter Agreement between Scott Hildebrandt and Planar Systems, Inc. dated as of November 22, 2005* (16)

10.22	Restricted Stock Award Agreement between Planar Systems, Inc. and Scott Hildebrandt dated as of November 22, 2005* (16)

10.23	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Scott Hildebrandt dated as of November 22, 2005* (16)

10.24	Amended and Restated Planar Systems, Inc 1993 Stock Option Plan for Nonemployee Directors (17)

10.25	Planar Systems, Inc Performance Based Compensation Plan (18)

10.26	Planar Systems, Inc Director Compensation Plan (18)

10.27	Letter Agreement between Scott Hix and Planar Systems, Inc dated as of May 2, 2006* (20)

10.28	Restricted Stock Agreement between Planar Systems, Inc and Scott Hix dated as of May 2, 2006* (20)

10.29	Restricted Stock Agreement between Planar Systems, Inc. and Scott Hix dated May 2, 2006* (20)

10.30	Letter Agreement between Brad Gleeson and Planar Systems, Inc. dated as of July 17, 2006* (20)

Exhibit Number	Title
10.31	Employment Agreement between Planar Systems, Inc. and Paul Gulick dated as of July 18, 2006* (20)

10.32	Employment Agreement between Planar Systems Inc. and Kris Gorriaran dated as of July 17, 2006* (20)

10.33	Clarity Visual Systems, Inc. 1995 Stock Incentive Plan* (19)

10.34	Clarity Visual Systems Inc. Non-Qualified Stock Option Plan* (19)

10.35	Lease Agreement dated as of December 27, 2006 between Techpointe Commons and Planar Systems, Inc (21)

10.36	Terms of Employment between Planar Systems, Inc. and Stephen Going dated as of January 22, 2007* (22)

10.37	Executive Stock Option Agreement between Planar Systems, Inc. and Stephen Going dated as of March 5, 2007* (22)

10.38	Third Amendment to Credit Agreement between Planar Systems, Inc. and Bank of America, National Association, dated as of May 23, 2007 (23)

10.39	Terms of Employment between Planar Systems, Inc. and Terri Timberman dated as of April 10, 2007* (24)

10.40	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Terri Timberman dated as of May 14, 2007* (24)

10.41	Restricted Stock Award Agreement between Planar Systems, Inc. and Terri Timberman dated as of May 14, 2007* (24)

10.42	Form for Performance Share Agreement between Planar Systems, Inc. and Douglas Barnes, Mark Ceciliani, Bradley Gleeson, Stephen Going, Kristina Gorriarian, Paul Gulick, E. Scott Hildebrandt, Scott Hix, J. Jack Ehren, Gerald Perkel, and Terri Timberman* (24)

10.43	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Jack Ehren, Doug Barnes, Mark Ceciliani, Brad Gleeson, Kris Gorriaran, Steve Going, Scott Hix and Terri Timberman)* (25)

10.44	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Scott Hildebrandt)* (28)

10.45	Form of Fiscal Year 2008 to Fiscal Year 2010 Long Term Incentive Plan Award Agreement* (26)

10.46	Restricted Stock Agreement between Planar Systems, Inc. and Stephen Going dated as of March 5, 2007*

10.47	Planar Systems, Inc. 2007 New Hire Incentive Plan*

14.0	Code of Conduct of Planar Systems, Inc. (12)

21.0	Subsidiaries of Planar Systems, Inc.

23.0	Consent of KPMG LLP, Independent registered public accounting firm

24.0	Power of Attorney (included on Signature Page)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 27, 1996.
(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on February 9, 2006.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 21, 2006.
(5)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended September 25, 1998.
(6)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended September 26, 1997.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 24, 1999.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2001.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 2003.
(12)	Incorporated by reference to the Company’s Current Report on 8-K filed on December 28, 2004.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2005.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2005.
(17)	Incorporated by reference to the Company’s Proxy Statement dated December 22, 2005 filed on December 29, 2005.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2005.
(19)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-138064) filed on October 18, 2006.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 29, 2006.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2006.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2007.
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2007.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2007.

*	This exhibit constitutes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC

December 12, 2007	By:	/s/ SCOTT HILDEBRANDT
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

/s/ GERALD K. PERKEL Gerald K. Perkel	President, Chief Executive Officer, Director (Principal Executive Officer)	December 12, 2007

/s/ SCOTT HILDEBRANDT Scott Hildebrandt	Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	December 12, 2007

/s/ CARL NEUN Carl Neun	Director	December 12, 2007

/s/ WALTER W. NOCE, JR. Walter W. Noce, Jr.	Director	December 12, 2007

/s/ HEINRICH STENGER Heinrich Stenger	Director	December 12, 2007

/s/ E. KAY STEPP E. Kay Stepp	Director	December 12, 2007

/s/ GREGORY H. TURNBULL Gregory H. Turnbull	Chairman	December 12, 2007

/s/ STEVEN E. WYNNE Steven E. Wynne	Director	December 12, 2007

/s/ MICHAEL GULLARD Michael Gullard	Director	December 12, 2007