Form 10-Q
period 2007-12-28
PLANAR SYSTEMS INC
filed 2008-02-06
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended December 28, 2007

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

Number of common stock outstanding as of January 31, 2008

17,758,218 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended
	Dec. 28, 2007	Dec. 29, 2006
Sales	$80,564	$64,909
Cost of sales	60,323	46,493

Gross profit	20,241	18,416
Operating expenses:
Research and development, net	3,443	3,142
Sales and marketing	11,008	9,252
General and administrative	6,047	5,413
Amortization of intangible assets	2,001	1,650
Acquisition related costs	805	322
Impairment and restructuring charges	(637)	1,625

Total operating expenses	22,667	21,404

Loss from operations	(2,426)	(2,988)
Non-operating income (expense):
Interest, net	(490)	599
Foreign exchange, net	(117)	189
Other	(110)	(18)

Net non-operating income (expense)	(717)	770

Loss before income taxes	(3,143)	(2,218)
Provision (benefit) for income taxes	346	(832)

Net Loss	$(3,489)	$(1,386)

Basic and diluted net loss per share	$(0.20)	$(0.08)
Average shares outstanding – basic and diluted	17,665	17,133

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	Dec. 28, 2007	Sept. 28, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,048	$15,287
Accounts receivable, net of allowance for doubtful accounts of $1,875 and $1,814	43,702	42,915
Inventories	58,670	59,028
Other current assets	14,902	13,480

Total current assets	133,322	130,710
Property, plant and equipment, net	13,733	14,918
Goodwill	65,025	67,429
Intangible assets, net	42,277	44,278
Other assets	6,434	5,809

	$260,791	$263,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,760	$31,712
Note payable	25,000	—
Current portion of capital leases	332	324
Deferred revenue	5,107	4,888
Other current liabilities	33,981	36,584

Total current liabilities	96,180	73,508
Note Payable	—	23,000
Capital leases, less current portion	81	152
Other long-term liabilities	12,544	12,597

Total liabilities	108,805	109,257
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock	169,290	167,967
Retained earnings	(17,095)	(13,450)
Accumulated other comprehensive loss	(209)	(630)

Total shareholders’ equity	151,986	153,887

	$260,791	$263,144

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended
	Dec. 28, 2007	Dec. 29, 2006
Cash flows from operating activities:
Net loss	$(3,489)	$(1,386)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,508	3,017
Impairment and restructuring charges	(637)	1,625
Share based compensation	1,301	1,115
Excess tax benefit of share based compensation	—	(27)
(Increase) decrease in accounts receivable	(589)	(2,737)
(Increase) decrease in inventories	629	(2,408)
(Increase) decrease in other current assets	(1,044)	(312)
Increase (decrease) in accounts payable	390	(6,310)
Increase (decrease) in deferred revenue	182	(457)
Increase (decrease) in other current liabilities	(1,606)	2,934

Net cash used in operating activities	(1,355)	(4,946)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,251)	(1,474)
Cash received (paid) related to acquisition, net of cash acquired	1,400	(2,159)
Proceeds from sale of property, plant and equipment	498	—
(Increase) decrease in long-term assets	(25)	487

Net cash provided by (used in) investing activities	622	(3,146)
Cash flows from financing activities:
Payments of capital lease obligations	(64)	(42)
Proceeds from note payable	2,000	—
Value of shares withheld for tax liability	(155)	(114)
Excess tax benefit of share based compensation	—	27
Net proceeds from issuance of capital stock	22	262

Net cash provided by financing activities	1,803	133
Effect of exchange rate changes	(309)	379

Net increase (decrease) in cash and cash equivalents	761	(7,580)
Cash and cash equivalents at beginning of period	15,287	48,318

Cash and cash equivalents at end of period	$16,048	$40,738

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in such financial statements has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 28, 2007. Certain balances in the 2007 financial statements have been reclassified to conform to 2008 presentations. Such reclassifications have no effect on results of operations or retained earnings.

The accompanying financial statements include the accounts of the company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations from the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending September 26, 2008.

Note 2 - BUSINESS ACQUISITIONS

Acquisition of Clarity Visual Systems, Inc.

In the fourth quarter of fiscal 2006 the Company acquired all of the outstanding shares and assumed all of the outstanding stock options of Clarity Visual Systems, Inc. (“Clarity”). On a quarterly basis throughout fiscal 2007, the Company, as necessary, reviewed the allocation of the purchase price and in accordance with SFAS 141, “Business Combinations,” recorded the changes in the estimates of the fair values of the assets and liabilities acquired as adjustments to goodwill. Goodwill was adjusted in the first quarter of 2008 due to the receipt of $1,400 from the escrow account which was established at the date of acquisition, and also for a revision in the original estimate of restructuring costs.

Acquisition related costs, which are a component of the overall purchase price, include estimated costs associated with the restructuring of the pre-acquisition activities of Clarity. Restructuring costs are primarily comprised of costs related to excess employees and facilities. Estimated costs were based upon a plan that was committed to by management during the fourth quarter of 2006. Restructuring costs have been accounted for under Emerging Issues Task Force Issues No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) and have been recognized as a liability assumed in the purchase business combination. The Company anticipates that the actions related to these activities will be completed during fiscal 2008. Information regarding the restructuring liability is as follows:

In ‘000s
Balance at September 28, 2007	$3,051
Revisions to original estimate	(472)
Cash Paid	(669)

Balance at December 28, 2007	$1,910

Acquisition of Runco International, Inc.

In the third quarter of fiscal 2007 the Company acquired substantially all of the assets and certain liabilities of Runco International, Inc. (“Runco”), a supplier of premium projectors, video processors, plasma screens, and LCD’s to the Home Theater market. The acquisition was accounted for by the purchase method of accounting, in accordance with SFAS 141. The allocation of the acquisition purchase price is preliminary and a final determination of any required purchase accounting adjustments will be made once the final analysis is completed. This analysis is pending finalization of various estimates, which is expected to occur no later than the third quarter of 2008. In the first quarter of 2008 goodwill was adjusted by $475 as certain liabilities, which were estimated at the acquisition date, were revised.

Acquisition related costs, which are a component of the overall purchase price, include estimated costs associated with the restructuring of the pre-acquisition activities of Runco. Restructuring costs are primarily comprised of costs associated with improving global manufacturing efficiencies. Estimated costs are based upon a plan that was committed to by management during the third quarter of 2007. Restructuring costs have been accounted for under EITF 95-3 and have been recognized as a liability assumed in the purchase business combination. Changes, if any, in the estimate as a result of execution of the approved plan will be recorded as an adjustment to goodwill within one year of the acquisition date and to the results of operations thereafter. As of December 28, 2007 no amounts related to these plans had been paid. The Company anticipates that actions related to the above activities will be completed during fiscal 2008. Information regarding the restructuring liability is as follows:

In ‘000s
Balance at September 28, 2007	1,529
Revisions to original estimate	(80)

Balance at December 28, 2007	$1,449

Note 3 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Dec. 28, 2007	Sept. 28, 2007
	(Unaudited)
Raw materials	$16,199	$13,922
Work in process	9,534	5,632
Finished goods	32,937	39,474

	$58,670	$59,028

Note 4 - IMPAIRMENT AND RESTRUCTURING CHARGES

During the first quarter of 2007 the Company recorded $1,494 in restructuring charges related to severance benefits estimated for the termination of employment for certain employees who performed primarily engineering, sales, marketing, and administrative functions. During the first quarter of fiscal 2008 the Company determined that the severance benefits paid would be less than initially estimated and reduced the liability to reflect the current estimate. This revision was recorded as a reduction in operating expenses for the three months ended December 28, 2007. The restructuring charges previously incurred affected the Company’s financial position as follows:

Accrued Compensation
Balance as of September 28, 2007	$1,084
Revisions to original estimate	(637)
Cash paid out	(106)

Balance as of December 28, 2007	$341

No impairment charges were recorded during the first quarter of 2008. The impairment charge in the first quarter of 2007 was $131 which was for tooling of a product line that was discontinued.

Note 5 - INCOME TAXES

The Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48), effective September 29, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The adoption of FIN 48 did not have a cumulative effect on our retained earnings. Upon adoption, the Company had $1,301 of total unrecognized tax benefits, including related interest and penalties as of September 29, 2007. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheet at December 28, 2007 was $172. The Company expects uncertain tax positions of $951, if recognized, would favorably affect our effective tax rate, whereas the recognition of other uncertain tax positions would result in reductions to deferred tax assets subject to a valuation allowance. As of December 28, 2007, there have been no material changes to the amount of unrecognized tax benefits. The liability for payment of interest and penalties did not significantly change during the three months ended December 28, 2007. The Company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

The Company is subject to taxation primarily in the U.S., Finland, and France, as well as state (including Oregon, California and Massachusetts) and other foreign jurisdictions. Our larger jurisdictions generally provide for a statute of limitation from three to five years. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2003. The Company is currently under examination by the Internal Revenue Service for the 2004 and 2005 tax years. The Company is also under examination in Finland for the tax years 2001 through 2006. The Company may resolve some or all of the issues related to tax matters and make payments to settle agreed upon liabilities. The Company does not anticipate that total gross unrecognized tax benefits will significantly change as a result of full or partial settlement of audits or the expiration of statutes of limitations within the next 12 months.

The provision for income taxes for the first quarter of fiscal year 2008 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision for income taxes is the result of the mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. This 11% tax expense rate differs from the federal statutory rate primarily due to a Valuation Allowance on its US and French deferred tax assets, provision for state income taxes and the effects of the Company’s foreign tax rates. The Company’s policies require it to record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. In 2007, the Company determined that a valuation allowance should be recorded against all of its US and French deferred tax assets based on the criteria of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” As of December 28, 2007, this valuation allowance is still in place.

The Company has not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the U.S. If repatriated, these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

Note 6 - EMPLOYEE STOCK BENEFIT PLANS

Stock options

In fiscal 1994 the Company adopted the 1993 Stock Incentive Plan, which provides for the granting of options to buy shares of Common stock. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. During fiscal 1999, the Company adopted the 1999 Non-Qualified Stock option Plan with the same provisions and guidelines as the aforementioned 1993 plan. Total shares reserved under these plans are 4,465,000 shares. Options granted under the plans generally vest over a two- to four-year period and expire four to ten years after grant. The Company also adopted a 1993 Stock Option Plan for Non-employee Directors, amended and restated, which provides for the granting of options to buy Common Stock to non-employee directors. Total shares reserved under this plan are 800,000 shares. In the first quarter of 2008 the Company adopted the 2007 New Hire Incentive Plan, which provides for the granting of options to buy shares of Common Stock. Total shares reserved under this plan are 400,000 shares. Options granted under this plan generally vest over a three year period and expire seven years after grant.

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

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 28, 2007	2,729,642	$10.30
Granted	3,700	6.04
Exercised	(10,209)	1.90
Forfeited	(41,263)	9.06
Expired	(76,494)	10.58

Options outstanding at December 28, 2007	2,605,376	$10.33

The total pretax intrinsic value of options exercised during the three months ended December 28, 2007 was $50. As of December 28, 2007 the total intrinsic value of options outstanding was $587, and the options had a weighted average remaining contractual term of 6.0 years. As of December 28, 2007 there were 1,574,998 options exercisable with a weighted average exercise price of $11.22 per share, an aggregate intrinsic value of $577, and a weighted average contractual life of 5.2 years.

Restricted stock

The Company’s plans provide for the issuance of restricted stock to employees, (“Nonvested shares” per FAS 123R). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, General Managers of certain of the Company’s business units, and other vice presidents, the shares issued generally vest over a two- to four-year period.

During the first quarter of 2008 the Company issued 430,000 shares of performance-based restricted stock to various key executives of the Company. The shares will vest at levels ranging from 0% to 100% of shares issued, dependent upon the achievement of various internal sales and profit performance metrics, up to and including fiscal 2010 results. If certain metrics are achieved earlier than anticipated, additional shares, up to 50% of those initially issued, can be granted. If 100% of the issued shares vest, the total expense related to these shares will be $3,133. The average implicit service period, estimated at the time of issue, is 3.0 years.

Information regarding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 28, 2007	961,447	$9.11
Granted	677,700	6.84
Vested	(106,312)	8.58
Canceled	(20,525)	8.47

Restricted stock outstanding at December 28, 2007	1,512,310	$8.15

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

Valuation and Expense Information under FAS 123(R)

The following table summarizes share based compensation expense related to share based payments awards, and employee stock purchases under FAS 123(R) for the three months ended December 28, 2007 and December 29, 2006, respectively. The expense was allocated as follows:

	Three Months Ended Dec. 28, 2007	Three Months Ended Dec. 29, 2006
Cost of sales	$140	$103

Research and development	$85	$111
Sales and marketing	402	496
General and administrative	674	405

Share based compensation expense included in operating expenses	$1,161	$1,012

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases	$1,301	$1,115

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

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the periods ending December 28, 2007 and December 29, 2006 were 17,665,000 and 17,133,000, respectively; no incremental shares were included in the calculation of diluted net income per share for the periods as to do so would be antidilutive. Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. There was no dilutive effect of in-the-money employee stock options as of December 28, 2007 and December 29, 2006 due to the Company incurring a net loss for the first quarter of fiscal 2008 and 2007, respectively.

Note 7 - BUSINESS SEGMENTS

The Company is organized based on various display business, primarily specialty displays. Under this organizational structure, the Company operates in five main segments: Medical, Industrial, Commercial, Control Room and Signage, and Home Theater. The Medical segment derives revenue primarily from diagnostic imaging systems for radiological use. The Industrial segment derives revenue primarily through the development and marketing of electroluminescent displays (EL) and liquid crystal displays used in specialty applications. The Commercial segment derives revenue primarily through the marketing of LCD desktop monitors, other touch displays, and business projectors that are sold through distributors to end users. The Control Room and Signage segment derives revenue primarily through the marketing of scalable video-wall displays and a line of large-area flat screen digital signage products, which include software to manage the signage content. These products are sold through integrators to end users. The Home Theater segment derives revenue primarily from the sales of innovative products for the high-end home theater enthusiast including high-performance home theater projection systems, video processing equipment, large-format thin video displays, and ambient light tolerant front-projection screens.

Effective March 31, 2007 the Company created the Home Theater segment due to the new product offerings associated with the acquisition of Runco. Prior to the third quarter of fiscal 2007 revenues relating to Planar branded home theater projectors, large-format thin displays, and front-projection screens were aggregated with the Commercial segment as they did not meet the threshold requirements for separate disclosure at that time. Amounts for these products for the three months ended December 29, 2006 have been reclassified from the Commercial segment to the Home Theater segment to conform to the fiscal 2008 presentation. Revenues associated with Runco and Vidikron branded home theater products are also presented in the Home Theater segment.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Operating income (loss) from the segments includes specifically identifiable costs related to research and development, product development, and sales and marketing directly associated with each of the business units. Corporate expenses consist of expenses that are not directly associated with a particular segment and include general research expense, general marketing expense, finance and administration expense, human resources expense, legal expense, information systems expense, restructuring and impairment charges, acquisition related costs, amortization of intangible assets, share based compensation costs, and other corporate related expenses. Interest expense, interest income, and other non-operating items and income taxes by segment are not included in the internal segment information provided to the chief operating decision-maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to external customers below.

	Three months ended
	Dec. 28, 2007	Dec. 29, 2006
Net sales to external customers (by segment):
Medical	$10,535	$10,332
Industrial	17,096	16,510
Commercial	20,016	18,046
Control Room and Signage	17,849	18,837
Home Theater	15,068	1,184

Total sales	$80,564	$64,909

Operating income (loss):
Medical	$281	$1,510
Industrial	3,221	4,624
Commercial	1,009	771
Control Room and Signage	2,839	1,055
Home Theater	(607)	(909)
Corporate	(9,169)	(10,039)

Loss from Operations	$(2,426)	$(2,988)

Note 8 - WARRANTIES

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

	Three Months Ended
	Dec. 28, 2007	Dec. 29, 2006
Balance as of beginning of period	$5,667	$3,691
Cash paid for warranty repairs	(1,087)	(1,171)
Provision for current period sales	943	1,508

Balance as of end of period	$5,523	$4,028

NOTE 9 - DEBT

The Company’s current credit agreement allows for borrowing up to half of the net value of its domestic inventory, accounts receivable, and property, plant and equipment. The agreement allows for a maximum borrowing capacity of $32.5 million, expires on December 1, 2008, and is secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of December 28, 2007, there was $25 million outstanding, as compared to $23 million at September 28, 2007. The weighted average interest rate for the three-months ended December 28, 2007 was approximately 7.0%. During the first quarter the Company entered into a fourth amendment to the credit agreement, including the following financial covenants: a fixed charge coverage ratio, a collateral coverage ratio, and minimum net worth. The fourth amendment to the credit agreement also deleted the previously existing minimum EBITDA covenant, changed the definition of and reset the fixed charge coverage ratio covenant. The amendment reduces the amount of the overall commitment by $2.5 million at quarterly intervals on April 1, 2008, July 1, 2008 and October 1, 2008. The Company was in compliance with the financial covenants as of December 28, 2007. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers therefrom, would result in an event of default and could result in the acceleration of the Company’s debt, which in turn could lead to the inability to pay debts and the loss of control of certain assets. In addition, the agreement includes a subjective acceleration clause which could be invoked by the lender. It is reasonably possible that the lender could invoke this clause and accelerate repayment of amounts due under the facility. Management does not believe that this is probable, but if this event occurred or any other covenant violation were not waived, the Company would need to pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended September 28, 2007.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors. Such factors include, without limitation, the risks and uncertainties in Part II, Item 1A, under “Risk Factors,” as well as other risk factors listed from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except for the adoption of Interpretation No. 48 as described in Note 5 of Notes to the Consolidated Financial Statements, the Company reaffirms the critical accounting policies and use of estimates as reported in its Form 10-K for the year ended September 28, 2007.

INTRODUCTION

Planar Systems, Inc. is a provider of specialty display solutions for customers in industrial, medical, command and control, digital signage, specialty home theater, and commercial markets. Products include display components, completed displays, display systems and software based on a variety of flat panel and projection technologies. The Company has a global reach with sales offices in North America, Europe, and Asia.

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

Unless context otherwise requires, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Planar” refer to Planar Systems, Inc. and unless the context requires otherwise, includes all of the Company’s consolidated subsidiaries.

The Company’s Strategy

For almost a quarter century, Planar has been designing and bringing to market innovative display solutions. The Company launched a new strategic direction late in fiscal 2006 to focus on specialty, niche display markets; markets where requirements are more stringent, innovation is valued, and generally the customer is not served or is underserved by the mass-market, commodity display providers. Planar uses a common infrastructure of manufacturing and administrative services to support vertically aligned go-to-market resources and technologies.

The Company’s Markets

Planar is organized around five business segments—Industrial, Medical, Control Room and Signage, Home Theater, and Commercial.

Industrial

This business focuses on providing primarily embedded, ruggedized/customized displays to Original Equipment Manufacturers (OEMs) to include in their systems. Key technologies in this segment include Electroluminescent (EL) Displays, Active-matrix Liquid Crystal Displays (AMLCD), and passive Liquid Crystal Displays (LCD). These technologies are used in a wide variety of applications and industries including instrumentation, medical equipment, retail installations, vehicle dashboards, and military applications.

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

Control Room and Signage

This business has two primary markets: the first, Command and Control, provides high-resolution video walls for the security, governmental, telecom, energy, industrial, broadcast, and transportation sectors; the second market served by this business, Digital Signage, is the emerging, high-growth market for digital signs. Key technologies used in solutions for video walls include rear-projection video cubes and image processing hardware and software. For Digital Signage, solutions are made up of large-format, flat-panel LCD displays combined with digital signage management software. Industries served with Digital Signage solutions include transportation, retail, banking, public venue advertising (indoor), and casino/hospitality.

Home Theater

This business sells innovative products for the high-end home theater enthusiast including high-performance home theater projection systems, video processing equipment, large-format thin displays, and unique front-projection screens and goes to market under three uniquely positioned brands: Runco, Vidikron, and Planar branded Home Theater products. Runco and Vidikron products are sold directly to custom home installation dealers, primarily in the United States; Planar branded products are distributed through specialty home theater distributors in countries throughout North America, Europe, Australia and Asia. Prior year amounts have been reclassified from the Commercial segment to the Home Theater segment to conform to the 2008 presentation, as the results of this segment were not separately disclosed in the first quarter of 2007 as they did not meet the threshold requirements for separate disclosure at that time.

Commercial

LCD desktop monitors, touch displays, thin client monitors, and business projectors comprise the product offerings in the Company’s Commercial business unit. The predicted slowing of growth in the desktop monitor market is being reflected in this business unit as efforts have shifted from top-line growth to bottom-line profit. The majority of products are sold to business users in North America via third party distributors. The Company’s strategy going forward is focused on improving consistent profitability through the offering of higher margin products, such as projectors, networked displays, wide format monitors, and touch displays.

Overview

Sales were $80.6 million in the first quarter of 2008 as compared to sales of $64.9 million in the first quarter of 2007. Net loss per share was $0.20 in the first quarter of 2008 as compared to a net loss of $0.08 per share in the first quarter of 2007. Net loss was $3.5 million in the first quarter of 2008 as compared to $1.4 million in the first quarter of 2007. The increase in sales in the first quarter of 2008 was primarily due to additional revenues provided by the Company’s new Home Theater segment as a result of the acquisition of Runco International, Inc. (“Runco”). Net loss in the first quarter of 2008 was attributed to increased cost of goods sold and increased operating expenses which increased primarily due to the acquisition of Runco and the integration of its activities. Runco was acquired in the third quarter of fiscal 2007. Net loss is also attributed to increased non-operating expenses which were $0.7 million in the first quarter of 2008 as compared to net non-operating income of $0.8 million in the same period of 2007. The increase in non-operating expense is due to interest paid on the amounts drawn on the Company’s line of credit in conjunction with the Runco acquisition; the Company had no borrowings in the first quarter of 2007. Additionally, the increase in non-operating expense is due to foreign currency fluctuations which resulted in a net foreign exchange expense of $0.1 million in the first quarter of 2008 as compared to a net foreign currency gain of $0.2 million in the same period of the prior year.

In the Industrial segment, sales increased $0.6 million to $17.1 million in the first quarter of 2008 from $16.5 million in the first quarter of 2007. The increase was partially due to a $1.0 million increase in sales of EL products as a result the stabilization of the EL base business and new design wins. Sales of LCD products also increased $0.1 million due to new design wins that were achieved in late fiscal 2007. Sales of custom glass decreased $0.3 million from the first quarter of fiscal 2007 as a result of sales returning to more typical levels after an unusually high first quarter of 2007. Additionally, sales of AMLCD products decreased $0.1 million in the first quarter of 2008, as compared to the first quarter of 2007, due to certain products reaching the end-of-life stage. Operating income in the Industrial segment decreased to $3.2 million in the first quarter of 2008 as compared to $4.6 million in the first quarter of 2007, primarily as a result of higher cost of goods sold related to EL products resulting from currency fluctuations as these costs are incurred in Euros to support U.S. Dollar denominated sales and also as a result of changes in product mix, as compared to the first quarter of 2007. Increases in sales and marketing expenses as a result of increased headcount also contributed to lower operating income in this segment.

In the Medical segment, sales increased $0.2 million to $10.5 million in the first quarter of 2008 from $10.3 million in the first quarter of 2007. The increase was primarily due to a $0.3 million increase in sales of Diagnostic Imaging products and a $0.2 million increase in service revenues. These increases were partially offset by a $0.3 million decrease in sales of lower margin non-Diagnostic Imaging medical monitors due to the Company’s continued initiatives to focus sales efforts on higher margin Diagnostic Imaging products. Operating income in the Medical segment decreased to $0.3 million in the first quarter of 2008 as compared to $1.5 million in the first quarter of 2007, due primarily to increased cost of goods sold as a result of unfavorable product mix and increases in inventory reserves, which resulted in lower margins for non-Diagnostic patient medical monitors and Diagnostic Imaging products.

Sales in the Control Room and Signage segment decreased $1.0 million to $17.8 million in the first quarter of 2008, as compared to $18.8 million in the first quarter of 2007. This decrease is primarily due to a decrease in sales of Command and Control products, as a result of fluctuations in customer demand and sales returning to more typical levels in the first quarter of 2008 as compared to unusually high sales in the first quarter of 2007. Operating income in the Control Room and Signage segment increased to $2.8 million in the first quarter of 2008 as compared to $1.1 million in the first quarter of 2007. The improvement in margins is due to a variety of factors including the introduction of new, higher-margin product lines that have replaced certain end-of-life products. Margins were also positively impacted by the strengthening Euro as compared to the U.S. Dollar as a large portion of this segment’s sales are denominated in Euros while most of its costs of goods sold are incurred in U.S. Dollars. This resulted in comparatively higher margins on Euro-denominated sales. The improvement in operating income is also due to the achievement of certain operational efficiencies as a result of integrating the Clarity operations with the existing Planar operations which has resulted in decreased cost of goods sold and operating expenses for this segment.

Sales in the Home Theater segment were $15.1 million in the first quarter of 2008 as compared to $1.2 million in the first quarter of 2007. The increase in sales was a result of the acquisition of Runco in the third quarter of 2007 which allowed the segment to increase its product offerings to include Runco and Vidikron products with the existing Planar branded home theater products. Operating loss in this segment improved to $0.6 million in the first quarter of 2008 as compared to $0.9 million in the same period of the prior year. This improvement is due primarily to the acquisition of Runco and the expanded product offerings in this segment in the first quarter of 2008 as compared to the first quarter of 2007.

In the Commercial segment, sales increased $2.0 million to $20.0 million in the first quarter of 2008 from $18.0 million in the first quarter of 2007 as a result of increased sales of specialty display products including touch monitors, business projectors, and network monitors. The increase in sales was also due to unusually high sales of desktop monitors in the first quarter of 2008 due to unique market pricing conditions. Operating income in the Commercial segment increased to $1.0 million in the first quarter of 2008 from $0.8 million in the first quarter of 2007 due primarily to improved margins as a result of increased sales of higher margin specialty display products; these increases were partially offset by increased marketing expenses.

Sales

The Company’s sales of $80.6 million in the first quarter of 2008 increased $15.7 million or 24.1% as compared to $64.9 million in the first quarter of 2007. The increase in sales was due primarily to $13.9 million in additional revenues provided by the Home Theater segment as a result of the acquisition of Runco, as well as increases of $2.0 million in the Commercial segment, $0.6 million in the Industrial segment, and $0.2 million in the Medical segment. These increases were partially offset by a $1.0 million decrease in sales in the Control Room and Signage segment.

Industrial segment sales increased $0.6 million or 3.5% to $17.1 million in the first quarter of 2008 from $16.5 in the same period in 2007, due primarily to a $1.0 million increase in sales of EL products and a $0.1 million increase in sales of LCD products in the first quarter of 2008 as compared to the same period in the prior year. The increase in EL sales is due to the stabilization of the EL base business and new design wins. The increase in LCD sales was also due to new design wins. These increases were partially offset by a $0.1 million decrease in sales of AMLCD products and a $0.3 million decrease in sales of custom glass in the first quarter of 2008. Sales in the Medical segment increased $0.2 million or 2.0% to $10.5 million in the first quarter of 2008 from $10.3 million in the same period of 2007. Medical sales increased due primarily to increased sales of Diagnostic Imaging products and increased service revenues which were partially offset by decreases in sales of non-Diagnostic imaging patient medical monitors. In the first quarter of 2008 sales of Diagnostic Imaging products increased $0.3 million as compared to same period of the prior year. This increase was offset by decreases in sales of non-Diagnostic Imaging patient medical monitors, which decreased $0.3 million in the first quarter of 2008 as compared to the same period of 2007. The change in sales mix is a result of the Company’s continued focus on selling higher margin Diagnostic Imaging products. Service revenue in the Medical segment increased $0.2 million in the first quarter of 2008 as compared to the same period of the prior year. Sales in the Control Room and Signage segment decreased $1.0 million or 5.2% to $17.8 million in the first quarter of 2008 from $18.8 million in the same period of the prior year. The decrease is primarily due to sales of Command and Control products in the first quarter of 2007 being unusually high, while sales in the first quarter of 2008 returned to more normal levels. In the Home Theater segment sales increased $13.9 million to $15.1 million in the first quarter of 2008 from $1.2 million in the first quarter of 2007 due to the increased product offerings as a result of the acquisition of Runco. Sales in the Commercial segment increased $2.0 million or 10.9% to $20.0 million in the first quarter of 2008 from $18.0 million in the same period of 2007. The increase was due to increased volumes of specialty display products and desktop monitors.

International sales increased $3.8 million or 20.3% to $22.5 million in the first quarter of 2008 as compared to $18.7 million in the same quarter of the prior year. As a percentage of total sales, international sales decreased to 27.9% in the first quarter of 2008 as compared to 28.8% in the first quarter of 2007. This decrease is due to the addition of the Runco and Vidikron branded products to the Home Theater segment’s product offerings; prior to the acquisition of Runco in the third quarter of 2007, these products historically had minimal sales outside of North America.

Gross Profit

The Company’s gross profit as a percentage of sales decreased to 25.1% in the first quarter of 2008 from 28.4% in the first quarter of 2007. The decline in gross margin was driven primarily by the inclusion of the Runco and Vidikron branded products which currently have lower margins than other Planar products. The decline is gross margin is also due to decreases in margins in the Medical and Industrial segments. Gross margins in the Medical segment decreased primarily due to changes in product sales mix and increases in inventory reserves. Gross margins in the Industrial segment decreased due to changes in product mix and were also negatively affected by foreign currency fluctuations as costs for EL products are incurred in Euros to support sales denominated primarily in U.S. Dollars. These decreases were partially offset by an increase in margin for the Control Room and Signage segment due to the introduction of new, higher margin product offerings and also due to increased operational efficiencies achieved as a result of the integration of Clarity. In the first quarter of 2008 there existed certain redundant costs related to manufacturing facilities, as the Company continued to operate the Runco facility in Union City California. The Company intends to consolidate its Runco and Vidikron brand manufacturing operations into the Company’s primary manufacturing facility in the second quarter of fiscal 2008.

Research and Development

Research and development expenses increased $0.3 million or 9.6% to $3.4 million in the first quarter of 2008 from $3.1 million in the same quarter of the prior year. The increase was primarily due to research and development expense associated with the Home Theater segment as a result of the research and development initiatives incurred in conjunction with the acquisition of Runco. The Home Theater segment had very little research and development expenses in the first quarter of 2007. This increase was partially offset by decreases in other segments. As a percentage of sales, research and development expenses decreased to 4.3% in the first quarter of 2008 as compared to 4.8% in the same quarter of the prior year.

Sales and Marketing

Sales and marketing expenses increased $1.7 million or 19.0% to $11.0 million in the first quarter of 2008 as compared to $9.3 million in the same quarter of the prior year. This increase was primarily due to increased expenses associated with the acquisition of Runco in the third quarter of 2007 and due to increased headcount to support growth in other segments. Sales and marketing expenses decreased to 13.7%, as a percent of sales, in the first quarter of 2008 from 14.3% in the same quarter of the prior year.

General and Administrative

General and administrative expenses increased $0.6 million or 11.7% to $6.0 million in the first quarter of 2008 from $5.4 million in the same period of the prior year. The increase in general and administrative expense was primarily due to increased expenses associated with the acquisition of Runco during the third quarter of fiscal 2007. As a percentage of sales, general and administrative expenses decreased to 7.5% in the first quarter of 2008 from 8.3% in the same period of the prior year.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets increased $0.3 million or 21.3% to $2.0 million in the first quarter of 2008 from $1.7 million in the same quarter of the prior year. The increase in amortization expense was due to the addition of $19.2 million of intangible assets acquired in the third quarter of 2007 as a result of the acquisition of Runco, of which $13.1 million are subject to amortization. At December 28, 2007 the consolidated identifiable intangible assets subject to amortization, net of accumulated amortization, consist primarily of $17.4 million for customer relationships, $15.7 million for developed technology, $2.9 million for trademarks and tradenames, and $0.2 million for non-compete agreements. These assets are being amortized over their estimated useful lives of approximately six years.

Impairment and Restructuring Charges

In the first quarter of 2008 the Company reduced the severance liability by $0.6 million to reflect the current estimate of severance benefits to be paid related to the restructuring plan adopted in the first quarter of 2007, when $1.5 million of restructuring charges and $0.1 million of impairment charges were recorded. The $0.6 million adjustment in the first quarter of 2008 was recorded as a reduction to operating expense.

Acquisition Related Costs

Acquisition related costs increased $0.5 million to $0.8 million in the first three months of 2008, from $0.3 million in the same period of 2007. These costs consist of incremental costs associated with the acquisition and integration of both Clarity and Runco which were not capitalizable as property, plant, or equipment.

Total Operating Expenses

Total operating expenses increased $1.3 million or 5.9% to $22.7 million in the first quarter of 2008, from $21.4 million in the same quarter of the prior year. The increase in operating expenses was due primarily to increases in most categories of operating expenses primarily due to increased spending as a result of the acquisition of Runco. As a percentage of sales, operating expenses decreased to 28.1% in the first quarter of 2008 from 33.0% in the first quarter of the prior year.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign exchange gain or loss and other income or expense. Net interest expense was $0.5 million in the first quarter of 2008 as compared to net interest income of $0.6 million in the same period of the prior year. The change to a net expense position is due to increased interest expense incurred as a result of the cash borrowed for the Runco acquisition. The Company did not have borrowings on its line of credit in the first quarter of 2007.

Foreign currency exchange gains and losses are caused by timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Gains or losses on foreign currency also result from reflecting existing foreign exchange forward contracts at market value. Foreign currency gains and losses amounted to a loss of $0.1 million in the first quarter of 2008 as compared to a gain of $0.2 million in the same period of the prior year.

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

Provision for Income Taxes

Income tax expense recorded for the first quarter of fiscal 2008 was $0.3 million on pretax losses of $3.1 million, a negative effective tax rate of 11%. Comparatively, the income tax benefit was $0.8 million on a pretax loss of $2.2 million in the first quarter of fiscal 2007, an effective tax rate of 38%. The difference between the effective tax rate and the federal statutory tax rate is due largely to the rules surrounding the valuation allowance provided on all U.S. and French deferred tax assets. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pre-tax financial results, the effective tax rate can change materially based on small variations of income.

Net income

In the first quarter of fiscal 2008 net loss was $3.5 million or $0.20 per share. In the same quarter of the prior year net loss was $1.4 million or $0.08 per share.

Liquidity and Capital Resources

Net cash used by operating activities was $1.4 million in the first quarter of 2008, as compared to $4.9 million in the first quarter of 2007. The net cash used by operations in the first quarter of 2008 related primarily to the net loss reported, increases in accounts receivable and other current assets, decreases in other current liabilities, and the non-cash reduction to impairment and restructuring charges, offset by increases in accounts payable and deferred revenue and decreases in inventory as well as increases in non-cash reconciling items for depreciation and amortization expense, and share based compensation expense, neither of which required a current cash outlay.

Working capital decreased $20.1 million to $37.1 million at December 28, 2007 from $57.2 million at September 28, 2007 due primarily to reclassification in the first quarter of the amounts outstanding on the Company’s line of credit. These amounts, which are due in December 2008, were classified as current liabilities as of December 28, 2007 and were included in long-term liabilities as of September 28, 2007. Total current assets increased $2.6 million in the first quarter of fiscal 2008 due primarily to increases in cash and cash equivalents, accounts receivable, and other current assets. Cash and cash equivalents increased $0.8 million due primarily to the receipt of escrow funds related to the Clarity acquisition and tax refunds, which were partially offset by the timing of cash collected and payments made. Accounts receivable increased $0.8 million due to the timing of shipments. Other current assets increased $1.4 million due to the timing of payments related to prepaid insurance and also due to increases in European tax receivables. Other current liabilities decreased $2.6 million in the first quarter of fiscal 2008 due primarily to decreases in accrued compensation as amounts due were paid.

During the first quarter of 2008, cash of $1.3 million was used to purchase property, plant and equipment. These capital expenditures primarily related to tooling for new products lines, building improvements, and purchases of equipment.

The Company’s current credit agreement allows for borrowing up to half of the net value of its domestic inventory, accounts receivable, and property, plant and equipment. The agreement allows for a maximum borrowing capacity of $32.5 million, expires on December 1, 2008, and is secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of December 28, 2007, there was $25 million outstanding, as compared to $23 million at September 28, 2007. The weighted average interest rate for the three-months ended December 28, 2007 was approximately 7.0%. During the first quarter the Company entered into a fourth amendment to the credit agreement, including the following financial covenants: a fixed charge coverage ratio, a collateral coverage ratio, and minimum net worth. The fourth amendment to the credit agreement also deleted the previously existing minimum EBITDA covenant, changed the definition of and reset the fixed charge coverage ratio covenant. The amendment reduces the amount of the overall commitment by $2.5 million at quarterly intervals on April 1, 2008, July 1, 2008 and October 1, 2008. The Company was in compliance with the financial covenants as of December 28, 2007. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers therefrom, would result in an event of default and could result in the acceleration of the Company’s debt, which in turn could lead to the inability to pay debts and the loss of control of certain assets. In addition, the agreement includes a subjective acceleration clause which could be invoked by the lender. It is reasonably possible that the lender could invoke this clause and accelerate repayment of amounts due under the facility. Management does not believe that this is probable, but if this event occurred or any other covenant violation were not waived, the Company would need to pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets.

The Company also has capital leases for various pieces of equipment. The total minimum lease payments are approximately $0.4 million, which are payable over the next two years. The Company believes its existing cash and investments together with cash generated from operations and borrowing capabilities will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its short term and long term debt obligations. The Company believes that its net income and cash flow exposure relating to rate changes for short-term and long-term debt obligations is not material. The Company primarily enters into debt obligations to support acquisitions, capital expenditures and working capital needs. The Company does not hedge any interest rate exposures.

The Euro is the functional currency of the Company’s European subsidiaries. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The Company maintained an open contract of approximately $7.1 million as of December 28, 2007. If rates shifted dramatically, the Company believes it would not be impacted materially. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would not decline by a material amount.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes, except as noted below, in the Company’s internal controls or in other factors during the quarter ended December 28, 2007 that could significantly affect the Company’s internal controls over financial reporting.

The Company acquired Runco International, Inc. during May 2007 and has excluded Runco from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2007. The Company has been working through the integration of the acquisition, and additional work remains relating to integrate business systems and global manufacturing as well as validating internal control processes over accounting transactions. The Company believes that these reviews and activities should be completed by the third quarter of the current fiscal year.

Part II. OTHER INFORMATION

Item 1A.	Risk Factors

The following issues and uncertainties, among others, should be considered in evaluating the Company’s future financial performance and prospects for growth.

The Company may experience losses selling Commercial products.

The market for the Company’s Commercial products is highly competitive and subject to rapid changes in prices and demand. The Company’s failure to successfully manage inventory levels or quickly respond to changes in pricing, technology or consumer tastes and demand could result in lower than expected revenue, lower gross margin and excess, obsolete and devalued inventories of its Commercial products which could adversely affect its business, financial condition and results of operations.

Market conditions were characterized by rapid declines in end user pricing during portions of 2005, 2006, and 2007. Such declines cause the Company’s inventory to lose value and trigger price protection obligations for channel inventory. Supply and pricing of LCD panels has been very volatile and will likely be in the future. This volatility, combined with lead times of five to eight weeks, may cause the Company to pay too much for products or suffer inadequate product supply.

The Company does not have long-term agreements with its resellers, who generally may terminate their relationship with the Company with 30- to 60-days notice. Such action by the Company’s resellers could substantially harm its operating results in this segment.

Revenue from Commercial products grew to $102.2 million in fiscal 2005, and decreased to $83.4 million and $78.6 million in fiscal 2006 and 2007, respectively. This revenue could continue to decrease due to reductions in demand, competition, alternative products, pricing changes in the marketplace and potential shortages of products which would adversely affect the Company’s revenue levels and its results of operations. In addition, strategic changes made by the Company’s management to invest greater resources in specialty display markets could result in reduced revenue for the Commercial segment. This segment absorbs a portion of the Company’s fixed costs. If this segment was discontinued or substantially reduced in size, it may not be possible to eliminate all of the fixed overhead costs that are allocated to the segment. If that were the case, a portion of the allocated fixed costs would have to be absorbed by the other segments, potentially adversely affecting the Company’s overall financial performance.

Future operating results of Planar could be adversely affected as a result of purchase accounting treatment and the impact of amortization of intangible assets and stock compensation expense relating to the acquisitions of Clarity and Runco.

In accordance with accounting principles generally accepted in the United States, Planar has accounted for the Clarity and Runco acquisitions using the purchase method of accounting. The Company expects that it will incur large, ongoing expenses resulting from the amortization of intangible assets, including but not limited to purchased developed technology, trademarks and tradenames, and customer relationships. Under the purchase method of accounting, the Company has recorded the cash paid and the market value of the Planar capital stock issued in connection with the acquisitions, the fair value of the options to purchase Planar common stock, and the amount of direct transaction costs as the cost of acquiring the businesses of Clarity and Runco. The Company allocated the cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as developed acquired technology, acquired trademarks and trade names and acquired customer relationships), based on their respective fair values at the date of the completion of the acquisition.

Any excess of the purchase price over the fair market values of the underlying net identifiable assets deemed acquired was accounted for as goodwill. Planar will not be required to amortize goodwill against income but will be subject to an annual test for impairment, or to a test on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has been incurred. Management will consider these and other factors in performing the annual test for impairment. A determination of impairment could result in a material charge to operations in a period in which an impairment loss is incurred. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was incurred.

Planar could potentially incur significant costs or losses of sales associated with the acquisition and integration of Clarity and Runco.

The Company believes that it may incur additional charges to operations, which are not currently reasonably estimable, in subsequent quarters following the acquisitions associated with integration of Clarity and Runco. If the benefits of the acquisition do not exceed the costs associated with the acquisition and integration, Planar’s financial results and cash flows could suffer and the market price of Planar’s common stock could decline. Additionally, if the integration of the manufacturing operations are not completed in an efficient or satisfactory manner, or if key manufacturing knowledge is lost, a reduction in sales or an increase in manufacturing costs could occur.

The Company may not be successful in its effort to enter new markets with new products in the Home Theater segment.

The Company has entered the Home Theater display market with new products. Additionally, the Company completed the acquisition of Runco and sells Runco and Vidikron branded products. These are products and markets that have not been part of business in the past and the Company may not execute its plans for these products and markets successfully. Penetration of the market for Planar-branded Home Theater products may not be successful. Failure to execute the Company’s plans and achieve desired penetration could adversely affect its business, financial condition and results of operations.

The Company’s operating results have significant fluctuations.

In addition to the variability resulting from the short-term nature of commitments from the Company’s customers, other factors contribute to significant periodic quarterly fluctuations in its results of operations. These factors include, but are not limited to, the following:

•	the receipt and timing of orders and the timing of delivery of orders;

•	the volume of orders relative to the Company’s capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the lifecycles of customers’ products;

•	changes in cost and availability of labor and components;

•	product mix;

•	variation in operating expenses;

•	vesting of restricted stock based upon achievement of certain targeted stock prices or performance measures;

•	pricing and availability of competitive products and services;

•	changes or anticipated changes in economic conditions; and

•

the ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes, which could be limited by the Company’s indebtedness and related covenants.

Accordingly, the results of any past periods should not be relied upon as an indication of the Company’s future performance. It is likely that, in some future period, the Company’s operating results may be below expectations of public market analysts or investors. If this occurs, the Company’s stock price may decrease.

The value of intangible assets and goodwill may become impaired in the future.

The Company has intangible assets recorded on the balance sheet, which relate primarily to developed technology, trademarks and tradenames, customer relationships, and non-compete agreements. The value of intangible assets represents the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The estimated future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required.

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

The Company’s indebtedness could reduce its ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company incurred a significant amount of debt in conjunction with the acquisition of Runco in fiscal 2007. This leverage reduces the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are secured by its credit agreement, which includes certain financial covenants, as discussed in Note 9—Borrowings in the Notes to Consolidated Financial Statements which is included in Item 1—Financial Statements in this report. The Company may not generate sufficient profitability to meet theses covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the acceleration of the debt, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets.

Shortages of components and materials may delay or reduce the Company’s sales and increase its costs.

The inability to obtain sufficient quantities of components and other materials necessary to produce the Company’s displays could result in reduced or delayed sales. The Company obtains much of the material it uses in the manufacture of its products from a limited number of suppliers, and it generally does not have long-term supply contracts with vendors. For some of this material the Company does not generally have a guaranteed alternative source of supply. As a result, the Company is subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. The Company has in the past and may in the future face difficulties ensuring an adequate supply of quality high resolution glass used in its products. In the future the Company may also face difficulties ensuring an adequate supply of the rear-projection screens used in certain Command and Control products. The Company is continually engaged in efforts to address this risk area.

For most of the Company’s products, vendor lead times significantly exceed its customers’ required delivery time causing it to order to forecast rather than order based on actual demand. Competition in the market continues to reduce the period of time customers will wait for product delivery. Ordering raw material and building finished goods based on the Company’s forecast exposes the Company to numerous risks including its inability to service customer demand in an acceptable timeframe, holding excess and obsolete inventory or having unabsorbed manufacturing overhead.

The Company has increased its reliance on Asian manufacturing companies for the manufacture of displays that it sells in all the markets that the Company serves. The Company also relies on certain other contract manufacturing operations in Asia, including those that produce circuit boards and other components, and those that manufacture and assemble certain of its products. The Company does not have long-term supply contracts with the Asian contract manufacturers on which it relies. If any of these Asian manufacturers were to terminate its arrangements with the Company, make decisions to terminate production of these products, or become unable to provide these displays to us on a timely basis, the Company could be unable to sell its products until alternative manufacturing arrangements are made. Furthermore, there is no assurance that the Company would be able to establish replacement manufacturing or assembly relationships on acceptable terms, which could have a material adverse effect on the Company’s business, financial condition and results of operation.

The Company’s reliance on contract manufacturers involves certain risks, including, but not limited to:

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

Most of the contract manufacturers with which the Company does business are located in Asia which has experienced several earthquakes, tsunamis, typhoons, and interruptions to power supplies which resulted in business interruptions. The Company’s business could suffer significantly if the operations of vendors there or elsewhere were disrupted for extended periods of time.

A number of factors, including the failure to retain key employees and consultants, could impair Planar’s ability to successfully integrate the Clarity and Runco businesses, which could harm Planar’s business, financial condition and results of operations.

The Company is now engaged in the process of integrating Clarity and Runco, each of which had previously operated independently as private companies. Successful integration has and will require significant efforts by Planar, including the coordination of product plans, research and development, sales and marketing efforts, management styles and expectations, and general and administration activities. The challenges involved in integrating the two businesses include, but are not limited to, the following:

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

It is not certain that the Clarity and Runco business operations will be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. The risks of unsuccessful integration of the companies include:

•	impairment and/or loss of relationships with employees, consultants, customers, distributors, and/or suppliers;

•	disruption of Planar’s business;

•	distraction of management; and

•	adverse financial results related to unanticipated expenses associated with integration of the businesses.

In addition, in connection with any future acquisitions or investments, the Company could:

•	issue stock that would dilute the Company’s current shareholders’ percentage ownership;

•	incur debt and assume liabilities that could impair the Company’s liquidity;

•	incur amortization expense related to intangible assets;

•	uncover previously unknown liabilities; or

•	incur large and immediate write-offs that would reduce net income.

Any of these factors could prevent the Company from realizing anticipated benefits of an acquisition or investment, including operational synergies, economies of scale and increased profit margins and revenue. Acquisitions are inherently risky, and any acquisition may not be successful. Failure to manage and successfully integrate acquisitions could harm the Company’s business, operating results, and cash flows in a material way. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after the acquisition.

The Company faces intense competition.

Each of the Company’s markets is highly competitive, and the Company expects this to continue and even intensify. The Company believes that over time this competition will have the effect of reducing average selling prices of our products. Certain of the Company’s competitors have substantially greater name recognition and financial, technical, marketing and other resources than the Company does. There is no assurance that the Company’s competitors will not succeed in developing or marketing products that would render its products obsolete or noncompetitive. To the extent the Company is unable to compete effectively against its competitors, whether due to such practices or otherwise, its business, financial condition and results of operations would be materially adversely affected.

The Company’s ability to compete successfully depends on a number of factors, both within and outside its control. These factors include, but are not limited to, the Company’s:

•	the Company’s effectiveness in designing new product solutions, including those incorporating new technologies;

•	the Company’s ability to anticipate and address the needs of our customers;

•	the quality, performance, reliability, features, ease of use, pricing and diversity of the Company’s product solutions;

•	foreign currency fluctuations, which may cause competitors’ products to be priced significantly lower than the Company’s product solutions;

•	the quality of the Company’s customer services;

•	the effectiveness of the Company’s supply chain management;

•	the Company’s ability to identify new vertical markets and develop attractive products for them;

•	the Company’s ability to develop and maintain effective sales channels;

•	the rate at which customers incorporate the Company’s product solutions into their own products; and

•	product or technology introductions by the Company’s competitors.

The Company’s continued success depends on the development of new products and technologies.

Future results of operations will partly depend on the Company’s ability to improve and market its existing products and to successfully develop and market new products. Failing this, the Company’s products or technology could become obsolete or noncompetitive. New products and markets, by their nature, present significant risks and even if the Company is successful in developing new products, they typically result in pressure on gross margins during the initial phases as start-up activities are spread over lower initial sales volumes. The Company has experienced lower margins from new products and processes in the past, which have negatively impacted overall gross margins. In addition, customer relationships can be negatively impacted due to production problems and late delivery of shipments.

Future operating results will depend on the Company’s ability to continue to provide new product solutions that compare favorably on the basis of cost and performance with competitors. The Company’s success in attracting new customers and developing new business depends on various factors, including, but not limited to, the following:

•	use of advances in technology;

•	innovative development of products for new markets;

•	efficient and cost-effective services;

•	timely completion of the design and manufacture of new product solutions; and

•	adequately protecting the Company’s proprietary property.

The Company faces risks associated with international operations.

The Company’s manufacturing, sales and distribution operations in Europe and Asia create a number of logistical and communications challenges. The Company’s international operations also expose the Company to various economic, political and other risks, including, but not limited to, the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	employee turnover or labor unrest;

•	lack of developed infrastructure;

•	difficulties protecting intellectual property;

•	risks associated with outbreaks of infectious diseases;

•	the burdens and costs of compliance with a variety of foreign laws;

•	political or economic instability in certain parts of the world;

•	effects of doing business in currencies other than our functional currency; and

•	effects of foreign currency translation gains or losses.

Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, limitations on imports or exports, changes in environmental standards or regulations, or the expropriation of private enterprises also could have a materially adverse effect. Any actions by the Company’s host countries to curtail or reverse policies that encourage foreign investment or foreign trade also could adversely affect its operating results. In addition, U.S. trade policies, such as “most favored nation” status and trade preferences for certain Asian nations, could affect the attractiveness of the Company’s services to its U.S. customers.

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

Variability of customer requirements or losses of key customers may adversely affect the Company’s operating results.

The Company must provide increasingly rapid product turnaround and respond to ever-shorter lead times, while at the same time meet its customers’ product specifications and quality expectations. A variety of conditions, both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. These actions by a significant customer or by a set of customers could adversely affect the Company’s business. On occasion, customers require rapid increases in production, which can strain the Company’s resources and reduce margins. The Company may lack sufficient capacity at any given time to meet customers’ demands. Commercial and Medical products sold to two customers comprised 17%, 29% and 26% of total consolidated sales in fiscal 2007, 2006, and 2005, respectively. Sales to any of those customers, if lost, would have a material, adverse impact on the results of operations. If accounts receivable from a significant customer or set of customers became uncollectible, a resulting charge could have a material, adverse effect on operations, although the Company does maintain allowances for estimated losses resulting from the inability of its customers to make required payments.

The Company may lose key licensors, sales representatives, foundries, licensees, vendors, other business partners and employees due to uncertainties regarding the recent acquisitions which could seriously harm Planar.

Sales representatives, vendors and others doing business with the Company may experience uncertainty about their future role with Planar or may elect not to continue doing business with Planar, or may seek to modify the terms under which they do business in ways that are less attractive, more costly, or otherwise damaging to the business of Planar. Similarly, Planar employees may experience uncertainty about their future role with Planar to the extent that Planar’s strategies are changed significantly. This may adversely affect Planar’s ability to attract and retain key management, marketing and technical personnel. The loss of a significant group of key technical personnel would seriously harm the product development efforts of Planar. The loss of key sales personnel could cause Planar to lose relationships with existing customers, which could cause a decline in the sales of Planar.

The Company does not have long-term purchase commitments from its customers.

The Company’s business is generally characterized by short-term purchase orders and non-binding contracts. The Company typically plans its production and inventory levels based on internal forecasts of customer demand which rely in part on nonbinding forecasts provided by its customers. As a result, the Company’s backlog generally does not exceed three months, which makes forecasting its sales difficult. Inaccuracies in the Company’s forecast as a result of changes in customer demand or otherwise may result in its inability to service customer demand in an acceptable timeframe, the Company holding excess and obsolete inventory or having unabsorbed manufacturing overhead. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements, or otherwise, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has experienced such problems in the past and may experience such problems in the future.

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

The Company must continue to add value to its portfolio of offerings.

Traditional display components are subject to increasing competition to the point of commodification. In addition, advances in core LCD technology makes standard displays effective in an increasing breadth of applications. The Company must add additional value to its products in software and services for which customers are willing to pay. These areas have not been a significant part of the Company’s business in the past and it may not execute well in the future. Failure to do so could adversely affect the Company’s revenue levels and its results of operations.

The Company must protect its intellectual property, and others could infringe on or misappropriate its rights.

The Company believes that its continued success partly depends on protecting its proprietary technology. The Company relies on a combination of patent, trade secret, copyright and trademark laws, confidentiality procedures and contractual provisions to protect its intellectual property. The Company seeks to protect some of its technology under trade secret laws, which afford only limited protection. The Company faces risks associated with its intellectual property, including, but not limited to, the following:

•	pending patent and copyright applications may not be issued;

•	patent and copyright applications are filed only in limited countries;

•	intellectual property laws may not protect the Company’s intellectual property rights;

•	others may challenge, invalidate, or circumvent any patent or copyright issued to the Company;

•	rights granted under patents or copyrights issued to the Company may not provide competitive advantages to the Company;

•	unauthorized parties may attempt to obtain and use information that the Company regards as proprietary despite its efforts to protect its proprietary rights; and

•	others may independently develop similar technology or design around any patents issued to the Company.

The Company may find it necessary to take legal action in the future to enforce or protect its intellectual property rights or to defend against claims of infringement. Litigation can be very expensive and can distract Management’s time and attention, which could adversely affect the Company’s business. In addition, the Company may not be able to obtain a favorable outcome in any intellectual property litigation.

Others could claim that the Company is infringing their patents or other intellectual property rights. In the event of an allegation that the Company is infringing on another’s rights, it may not be able to obtain licenses on commercially reasonable terms from that party, if at all, or that party may commence litigation against the Company. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect the Company’s business, financial condition and results of operations.

The market price of the Company’s common stock may be volatile.

The market price of the Company’s common stock has been subject to wide fluctuations. During the past four fiscal quarters, the closing price of the Company’s stock ranged from $5.47 to $10.74. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

•	variations in the Company’s operating results;

•	public announcements by the Company as to its expectations of future sales and net income;

•	actual or anticipated announcements of technical innovations or new product developments by the Company or its competitors;

•	changes in analysts’ estimates of the Company’s financial performance;

•	general conditions in the electronics industry; and

•	worldwide economic and financial conditions.

In addition, the public stock markets have experienced extreme price and volume fluctuations that have particularly affected the market prices for many technology companies and that often have been unrelated to the operating performance of these companies. These broad market fluctuations and other factors may adversely affect the market price of the Company’s common stock.

A significant slowdown in the demand for the products of the Company’s customers would adversely affect its business.

In portions of the Company’s Medical and Industrial segments, the Company designs and manufactures display solutions that its customers incorporate into their products. As a result, the Company’s success partly depends upon the market acceptance of its customers’ products. Accordingly, the Company must identify industries that have significant growth potential and establish relationships with customers who are successful in those industries. Failure to identify potential growth opportunities or establish relationships with customers in those industries would adversely affect the Company’s business. Dependence on the success of products of the Company’s customers exposes the Company to a variety of risks, including, but not limited to, the following:

•	the Company’s ability to match its design and manufacturing capacity with customer demand and to maintain satisfactory delivery schedules;

•	customer order patterns, changes in order mix and the level and timing of orders that the Company can manufacture and ship in a quarter; and

•	the cyclical nature of the industries and markets served by the Company’s customers.

These risks could have a material adverse effect on the Company’s business, financial condition and results of operations.

Changes in internal controls or accounting guidance could cause volatility in the Company’s stock price.

The Company’s internal controls over financial reporting are audited by its independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Guidance regarding implementation and interpretation of the provisions of Section 404 continues to be issued by the standards-setting community. As a result of the ongoing interpretation of new guidance and the audit testing to be completed in the future, the Company’s internal controls over financial reporting may include an unidentified material weakness which would result in receiving an adverse opinion on our internal controls over financial reporting from our independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of the Company’s stock.

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

The Company must maintain satisfactory manufacturing yields and capacity.

An inability to maintain sufficient levels of productivity or to satisfy delivery schedules at the Company’s manufacturing facilities would adversely affect its operating results. The design and manufacture of the Company’s EL displays involves highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. At times the Company has experienced lower-than-anticipated manufacturing yields and lengthened delivery schedules and may experience such problems again in the future, particularly with respect to new products or technologies. Any such problems could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company cannot provide any assurance that current environmental laws and product quality specification standards, or any laws or standards enacted in the future, will not have a material adverse effect on its business.

The Company’s operations are subject to environmental and various other regulations in each of the jurisdictions in which it conducts business. Some of the Company’s products use substances, such as lead, that are highly regulated or will not be allowed in certain jurisdictions in the future. The Company has redesigned certain products to eliminate such substances in its products. In addition, regulations have been enacted in certain jurisdictions which impose restrictions on waste disposal in the future. If the Company fails to comply with applicable rules and regulations in connection with the use and disposal of such substances or otherwise, it could be subject to significant liability or loss of future sales. Additionally, the European Union and certain European and other countries have established independent standards for certain medical products, including radiological imaging products, that are different from, and in some cases more restrictive than, the US standards. If the Company is unable to comply with these regulations or standards, or if other countries establish such regulations or standards with which the Company is unable to comply, it may not be allowed to sell its Diagnostic Imaging or other products within the European Union and in other such countries.

EL products are manufactured at a single location, with no currently available substitute location.

The Company’s EL products, which are based on proprietary technology, are produced in its manufacturing facility located in Espoo, Finland. Because the EL technology and manufacturing process is proprietary and unique, there exists no alternative location where it may be produced, either by the Company, or by another manufacturer. As such, loss of or damage to the manufacturing facility, or attrition in the facility’s skilled workforce, could cause a disruption in the manufacturing of the EL products, which compose a significant portion of the Company’s sales. Additionally, there are many fixed costs associated with such a manufacturing facility. If revenue levels were to decrease or other problems were encountered, this could have a material, adverse effect on the Company’s business, financial condition, and results of operations.

The Company’s efforts to develop new technologies may not result in commercial success.

The Company’s research and development efforts with respect to new technologies may not result in market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, cost issues, yield problems and other factors. Even when the Company successfully completes a research and development effort with respect to a particular technology, it may fail to gain market acceptance due to:

•	inadequate access to sales channels;

•	superior products developed by the Company’s competitors;

•	price considerations;

•	ineffective market promotions and marketing programs; and

•	lack of market demand for the products.

Item 5.	Other Information

Building Lease

On September 20, 2007 the Company entered into a lease agreement (the “Lease”) with Equastone Amberglen, LLC to lease 37,487 square feet of manufacturing facility space. The lease has a term of five years and three months, beginning November 1, 2007, with an option to extend for an additional five years. The foregoing description of the Lease does not purport to be complete and is qualified in its entirety by reference to the Lease, a copy of which is filed herewith as Exhibit 10.1.

Item 6.	Exhibits.

(a)

10.1	Lease agreement dated as of September 20, 2007 between Equastone Amberglen, LLC and Planar Systems, Inc.

10.2	Form of FY 2008 to FY 2010 Long Term Incentive Plan Award Agreement (1)*

10.3	Waiver and Fourth Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, National Associates, dated as of December 10, 2007 (2)

10.4	Fourth Amendment to Second Restated Bylaws of Planar Systems, Inc. (2)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Current Report on 8-K filed on October 15, 2007.

(2)	Incorporated by reference to the Company’s Current Report on 8-K filed on December 14, 2007.

*	This exhibit constitutes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: February 6, 2008	/s/ SCOTT HILDEBRANDT
Scott Hildebrandt
Vice President and Chief Financial Officer