Form 10-Q
period 2008-03-28
PLANAR SYSTEMS INC
filed 2008-05-07
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended March 28, 2008

Commission File No. 0–23018

PLANAR SYSTEMS, INC.

(exact name of registrant as specified in its charter)

Oregon	93-0835396
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1195 NW Compton Dr., Beaverton, Oregon	97006
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (503) 748-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of common stock outstanding as of May 2, 2008

18,614,454 shares, no par value per share

PLANAR SYSTEMS, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	Mar. 28, 2008	Mar. 30, 2007	Mar. 28, 2008	Mar. 30, 2007
Sales	$69,847	$54,589	$150,411	$119,498
Cost of sales	51,859	41,740	112,182	88,232

Gross profit	17,988	12,849	38,229	31,266
Operating expenses:
Research and development, net	3,294	3,897	6,737	7,040
Sales and marketing	11,063	8,712	22,070	17,964
General and administrative	5,957	4,746	12,005	10,158
Amortization of intangible assets	1,888	1,650	3,889	3,300
Acquisition related costs	624	417	1,429	739
Impairment and restructuring charges	—	—	(637)	1,625

Total operating expenses	22,826	19,422	45,493	40,826

Loss from operations	(4,838)	(6,573)	(7,264)	(9,560)
Non-operating income (expense):
Interest, net	(412)	368	(901)	967
Foreign exchange, net	42	(10)	(75)	179
Other, net	3	(5)	(108)	(24)

Net non-operating income (expense)	(367)	353	(1,084)	1,122

Loss before income taxes	(5,205)	(6,220)	(8,348)	(8,438)
Provision (benefit) for income taxes	33	(2,333)	379	(3,165)

Net Loss	$(5,238)	$(3,887)	$(8,727)	$(5,273)

Basic net loss per share	$(0.29)	$(0.22)	$(0.49)	$(0.31)
Average shares outstanding—basic	17,768	17,336	17,716	17,234
Diluted net loss per share	$(0.29)	$(0.22)	$(0.49)	$(0.31)
Average shares outstanding—diluted	17,768	17,336	17,716	17,234

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	Mar. 28, 2008	Sept. 28, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,763	$15,287
Accounts receivable, net of allowance for doubtful accounts of $2,050 and $1,814	41,279	42,915
Inventories	62,036	59,028
Other current assets	17,095	13,480

Total current assets	130,173	130,710
Property, plant and equipment, net	14,378	14,918
Goodwill	63,332	67,429
Intangible assets, net	40,384	44,278
Other assets	5,642	5,809

	$253,909	$263,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,216	$31,712
Note payable	26,000	—
Current portion of capital leases	298	324
Deferred revenue	5,763	4,888
Other current liabilities	30,524	36,584

Total current liabilities	89,801	73,508
Note payable	—	23,000
Long-term capital leases, less current portion	71	152
Other long-term liabilities	12,646	12,597

Total liabilities	102,518	109,257
Shareholders’ equity:
Preferred Stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock	170,832	167,967
Retained earnings	(22,383)	(13,450)
Accumulated other comprehensive income (loss)	2,942	(630)

Total shareholders’ equity	151,391	153,887

	$253,909	$263,144

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(unaudited)

	Six months ended
	Mar. 28,2008	Mar. 30,2007
Cash flows from operating activities:
Net loss	$(8,727)	$(5,273)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,825	5,765
Impairment and restructuring charges	(637)	1,625
Share based compensation	2,347	2,181
Excess tax benefit of share based compensation	—	(861)
Lease Incentives	222	—
Decrease in accounts receivable	2,987	3,437
Increase in inventories	(789)	(6,143)
(Increase) decrease in other current assets	(2,729)	993
Decrease in accounts payable	(4,443)	(3,721)
Increase in deferred revenue	808	367
Decrease in other current liabilities	(5,829)	(252)

Net cash used in operating activities	(9,965)	(1,882)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,945)	(3,863)
Purchase of leasehold improvements reimbursed by landlord	(286)	—
Cash (paid) refunded from acquisition, net of cash acquired	3,025	(3,568)
Proceeds from sale of investment	498	—
(Increase) decrease in long-term assets	27	(213)

Net cash provided by (used) in investing activities	1,319	(7,644)
Cash flows from financing activities:
Payments of capital lease obligations	(163)	(144)
Proceeds from note payable	3,000	—
Value of shares withheld for tax liability	(206)	(133)
Excess tax benefit of share based compensation	—	861
Net proceeds from issuance of capital stock	493	1,204

Net cash provided by financing activities	3,124	1,788
Effect of exchange rate changes	(2)	(22)

Net decrease in cash and cash equivalents	(5,524)	(7,760)
Cash and cash equivalents at beginning of period	15,287	48,318

Cash and cash equivalents at end of period	$9,763	$40,558

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

The accompanying financial statements include the accounts of Planar Systems, Inc. (“the Company”) and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations from the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending September 26, 2008.

Note 2 – BUSINESS ACQUISITIONS

Acquisition of Clarity Visual Systems, Inc.

In the fourth quarter of fiscal 2006 the Company acquired all of the outstanding shares and assumed all of the outstanding stock options of Clarity Visual Systems, Inc. (“Clarity”). On a quarterly basis throughout fiscal 2007, the Company, as necessary, reviewed the allocation of the purchase price in accordance with SFAS 141, “Business Combinations,” and recorded the changes in the estimates of the fair values of the assets and liabilities acquired as adjustments to goodwill. Goodwill was adjusted in the first quarter of 2008 due to the receipt of cash from the escrow account which was established at the date of acquisition and also due to a revision in the original estimate of restructuring costs.

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

In 000’s
Balance at September 28, 2007	$3,051
Revisions to original estimate	(472)
Cash Paid	(795)

Balance at March 28, 2008	$1,784

Acquisition of Runco International, Inc.

In the third quarter of fiscal 2007 the Company acquired substantially all of the assets and certain liabilities of Runco International, Inc. (“Runco”), a supplier of premium projectors, video processors, plasma screens, and LCD’s to the Home Theater market. The acquisition was accounted for by the purchase method of accounting, in accordance with SFAS 141. The allocation of the acquisition purchase price is preliminary and a final determination of any required purchase accounting adjustments will be made once the final analysis is completed. This analysis is pending finalization of various estimates and is expected to occur no later than the third quarter of 2008. In the second quarter of 2008 Goodwill was adjusted due to the receipt of $1,625 from the escrow account which was established at the date of acquisition, and also for revisions to other estimates made at the time of acquisition.

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

In 000’s
Balance at September 28, 2007	$1,529
Revisions to original estimate	(176)
Cash Paid	(440)

Balance at March 28, 2008	$913

Note 3 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Mar. 28, 2008	Sept. 28, 2007
	(Unaudited)
Raw materials	$10,747	$13,922
Work in process	5,774	5,632
Finished goods	45,515	39,474

	$62,036	$59,028

Note 4 – IMPAIRMENT AND RESTRUCTURING CHARGES

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

Accrued Compensation
Balance as of September 28, 2007	$1,084
Revisions to original estimate	(637)
Cash paid	(279)

Balance as of March 28, 2008	$168

No impairment charges were recorded in the three or six months ended March 28, 2008. The impairment charge in first quarter of 2007 was $131 which was for tooling of a product line that was discontinued.

Note 5 – INCOME TAXES

The Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective September 29, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 did not have a cumulative effect on the Company’s retained earnings. Upon adoption, the Company had $1,301 of total unrecognized tax benefits, including related interest and penalties.

It is the Company’s practice to recognize potential accrued interest and penalties related to income tax liabilities in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheet as of March 28, 2008 was $172. The Company expects uncertain tax positions of $951, if recognized, would favorably affect the Company’s effective tax rate, whereas the recognition of the remaining uncertain tax positions would result in reductions to deferred tax assets subject to a valuation allowance. As of March 28, 2008, there have been no material changes to the amount of unrecognized tax benefits. The liability for payment of interest and penalties has not significantly changed during fiscal 2008. The Company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

The Company is subject to taxation primarily in the U.S., Finland, and France, as well as state (Oregon, California, and Massachusetts) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for a statute of limitation from three to five years. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2003. The Company is currently under examination by the Internal Revenue Service for the 2004, 2005 and 2006 tax years. The Company is also under examination in Finland for the tax years 2001 through 2006. The Company may resolve some or all of the issues related to tax matters and make payments to settle agreed upon liabilities. The Company does not anticipate that total gross unrecognized tax benefits will significantly change as a result of full or partial settlement of audits or the expiration of statues of limitations within the next 12 months.

The provision for income taxes for the second quarter of fiscal year 2008 was recorded based upon the current estimate of the Company’s annual tax expense. Generally, the provision for income taxes is the result of the mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The Company’s policies require it to record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. In 2007, the Company determined that a valuation allowance should be recorded against all of its U.S. and French deferred tax assets based on the criteria of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” As of March 28, 2008, the valuation allowance is in place. In the second quarter of 2008 the Company also recorded a valuation allowance against its deferred tax assets in Finland, including net operating loss carryforwards.

The Company has not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

Note 6 – EMPLOYEE STOCK BENEFIT PLANS

Stock options

In fiscal 1994 the Company adopted the 1993 Stock Incentive Plan, which provides for the granting of options to buy shares of Common stock. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. During fiscal 1999, the Company adopted the 1999 Non-Qualified Stock Option Plan, which provides for the grant of nonqualified stock options to employees of the Company who are not executive officers or members of the Board of Directors. Total shares reserved under these plans are 4,465,000 shares. Options granted under the plans generally vest over a two- to four-year period and expire four to ten years after grant. The Company also adopted a 1993 Stock Option Plan for Non-employee Directors, amended and restated, which provides for the granting of options to buy Common Stock to non-employee directors. Total shares reserved under this plan are 800,000 shares. In the first quarter of 2008 the Company adopted the 2007 New Hire Incentive Plan, which provides for the granting of options to buy shares of Common Stock. Total shares reserved under this plan are 400,000 shares. Options granted under this plan generally vest over a three year period and expire seven years after grant.

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

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 28, 2007	2,729,642	$10.30
Granted	6,200	5.43
Exercised	(59,742)	2.80
Forfeited	(72,012)	9.14
Expired	(120,826)	10.97

Options outstanding at March 28, 2008	2,483,262	$10.47

The total pretax intrinsic value of options exercised during the three months ended March 28, 2008 was $112. As of March 28, 2008 the total intrinsic value of options outstanding was $118 and the options had a weighted average remaining contractual term of 5.8 years. As of March 28, 2008 there were 1,657,641 options exercisable with a weighted average exercise price of $11.22 per share, an aggregate intrinsic value of $118, and a weighted average contractual life of 5.2 years.

Restricted Stock

The Company’s plans provide for the issuance of restricted stock to employees, (“Nonvested shares” per FAS 123R). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, General Managers of certain of the Company’s business units, and other vice presidents, the shares issued generally vest over a two- to four-year period.

Information regarding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 28, 2007	961,447	$9.11
Granted	925,960	6.39
Vested	(139,437)	9.14
Canceled	(70,025)	8.17

Restricted stock outstanding at March 28, 2008	1,677,945	$7.66

Employee Stock Purchase Plan

In fiscal 2005, the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85 percent of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. At March 28, 2008 85,088 shares remain available for purchase.

Valuation and Expense Information under FAS 123(R)

The following table summarizes share based compensation expense related to share based payment awards, and employee stock purchases under FAS 123(R) for the three and six months ended March 28, 2008 and March 30, 2007, respectively. The expense was allocated as follows:

	Three Months Ended		Six Months Ended
	Mar. 28, 2008	Mar. 30, 2007	Mar. 28, 2008	Mar. 30, 2007
Cost of sales	$96	$93	$236	$196

Research and development	107	105	192	216
Sales and marketing	278	458	680	954
General and administrative	565	410	1,239	815

Share based compensation expense included in operating expenses	950	973	2,111	1,985

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases	1,046	1,066	2,347	2,181

The Company calculated the fair value of employee stock options on the date of grant using the Black-Scholes model. As share based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on historical and anticipated future experience.

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the three and six months ended March 28, 2008 were 17,768,000 shares and 17,716,000 shares, respectively; no incremental shares were included in the calculation of diluted net income per share for the periods as to do so would be antidilutive. Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. There was no dilutive effect of in-the-money employee stock options as of March 28, 2008 and March 30, 2007 due to the Company incurring a net loss for the three and six months ended March 28, 2008 and March 30, 2007, respectively.

Note 7 – BUSINESS SEGMENTS

The Company is organized based on various display businesses, primarily specialty displays. Under this organizational structure, the Company operates in five main segments: Medical, Industrial, Commercial, Control Room and Signage, and Home Theater. The Medical segment derives revenue primarily from diagnostic imaging systems for radiological use. The Industrial segment derives revenue primarily through the development and marketing of electroluminescent (EL) displays and liquid crystal displays (LCD) used in specialty applications. The Commercial segment derives revenue primarily through the marketing of LCD desktop monitors, other touch displays, and business projectors that are sold through distributors to end users. The Control Room and Signage segment derives revenue primarily through the marketing of scalable video-wall displays and a line of large-area flat screen digital signage products, which include software to manage the signage content. These products are sold through integrators to end users. The Home Theater segment derives revenue primarily from the sales of innovative products for the high-end home theater enthusiast including high-performance home theater projection systems, video processing equipment, large-format thin video displays, and ambient light tolerant front-projections screens.

Effective March 31, 2007 the Company created the Home Theater segment due to the new product offerings associated with the acquisition of Runco. Prior to the third quarter of fiscal 2007, revenues relating to Planar branded home theater projectors, large-format thin displays, and front-projections screens were aggregated with the Commercial segment as they did not meet the threshold requirements for separate disclosure at that time. Amounts for these products for the three and six months ended March 30, 2007 have been reclassified from the Commercial segment to the Home Theater segment to conform to the fiscal 2008 presentation. Revenues associated with Runco and Vidikron branded home theater products are also presented in the Home Theater segment.

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

	Three months ended		Six months ended
	Mar. 28, 2008	Mar. 30, 2007	Mar. 28, 2008	Mar. 30, 2007
Net sales to external customers (by segment):
Industrial	$17,736	$14,011	$34,832	$30,521
Medical	11,584	10,360	22,119	20,692
Control Room and Signage	11,953	12,084	29,802	30,921
Home Theater	11,335	917	26,403	2,101
Commercial	17,239	17,217	37,255	35,263

Total sales	$69,847	$54,589	$150,411	$119,498

Operating income (loss):
Industrial	$4,771	$3,509	$7,992	$8,133
Medical	2,340	599	2,621	2,109
Control Room and Signage	(639)	(1,327)	2,200	(272)
Home Theater	(2,292)	(1,385)	(2,899)	(2,294)
Commercial	603	151	1,612	922
Corporate	(9,621)	(8,120)	(18,790)	(18,158)

Loss from operations	$(4,838)	$(6,573)	$(7,264)	$(9,560)

Note 8 – WARRANTIES

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 60 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

	Three months ended		Six months ended
	Mar. 28, 2008	Mar. 30, 2007	Mar. 28, 2008	Mar. 30, 2007
Balance as of beginning of period	$5,523	$4,028	$5,667	$3,691
Cash paid for warranty repairs	(1,708)	(1,204)	(2,795)	(2,378)
Provision for current period sales	1,769	790	2,712	2,301

Balance as of end of period	$5,584	$3,614	$5,584	$3,614

NOTE 9 – DEBT

The Company’s current credit agreement allows for borrowing up to half of the net value of its domestic inventory, accounts receivable, and property, plant and equipment. The agreement allows for a maximum borrowing capacity of $32.5 million, expires on December 1, 2008, and is secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of March 28, 2008, there was $26 million outstanding on the credit agreement, as compared to $23 million at September 28, 2007. The weighted average interest rates for the three and six months ended March 28, 2008 were approximately 5.4% and 6.7%, respectively. During the first quarter of 2008 the Company entered into a fourth amendment to the credit agreement, which included the following financial covenants: a fixed charge coverage ratio, a collateral coverage ratio, and minimum net worth. The fourth amendment to the credit agreement also deleted the previously existing minimum EBITDA covenant, changed the definition of and reset the fixed charge coverage ratio covenant. The amendment reduces the amount of the overall commitment by $2.5 million at quarterly intervals on April 1, 2008, July 1, 2008 and October 1, 2008. The Company was in compliance with the financial covenants as of March 28, 2008. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers therefrom, would result in an event of default and could result in the acceleration of the Company’s debt, which in turn could lead to the inability to pay debts and the loss of control of certain assets. From its inception, the agreement has included a material adverse change clause which could be invoked by the lender. It is possible that the lender could invoke this clause and accelerate repayment of amounts due under the facility. Management does not believe that this is probable, but if this event occurred or any other covenant violation were not waived, the Company would need to pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the possibility that the acquisitions of Clarity Visual Systems and Runco International will create difficulties in the integration of the operations, employees, strategies or technologies. In addition, actual results may vary materially based on changes or lower growth in the digital signage and/or command and control display markets; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions, changes in the flat-panel monitor industry, difficulties in penetrating the Home Theater Market; changes in customer demand or ordering patterns, changes in the competitive environment including pricing pressures or technological changes, continued success in technological advances, shortages of manufacturing capacities from our third party partners, final settlement of contractual liabilities, balance sheet changes related to updating certain estimates required for the purchase accounting treatment of the Runco acquisitions; future production variables impacting excess inventory and other risk factors described under Item 1A. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except for the adoption of Interpretation No. 48 as described in Note 5—Taxes in the Notes to Consolidated Financial Statements, the Company reaffirms the critical accounting policies and use of estimates as reported in its Form 10-K for the year ended September 28, 2007.

INTRODUCTION

Planar Systems, Inc. is a provider of specialty display solutions for customers in industrial, medical, command and control, digital signage, specialty home theater, and commercial markets. Products include display components, completed display systems and software based on a variety of flat panel and projection technologies. The Company has a global reach with sales offices in North America, Europe, and Asia.

The electronic specialty display industry is driven by the proliferation of display products, from both the increase in “smart” devices throughout modern life and flat panels’ versatility for a wider range of uses; the ongoing need for system providers and integrators to rely on display experts to provide solutions; and the emerging market for targeting advertising and messaging to customers using large format digital signs.

Unless context otherwise requires, or as otherwise indicated, “we,” “us,” “our,” and similar terms, as well as references to the “Company” and “Planar” refer to Planar Systems, Inc. and unless the context requires otherwise, includes all of the Company’s consolidated subsidiaries.

The Company’s Strategy

For a quarter century, Planar has been designing and bringing to market innovative display solutions. The Company launched a new strategic direction late in fiscal 2006 to focus on specialty, niche display markets; markets where requirements are more stringent, innovation is valued, and generally the customer is not served or is underserved by the mass-market, commodity display providers. Planar uses a common infrastructure of manufacturing and administrative services to support vertically aligned go-to-market resources and technologies.

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

Control Room and Signage

This business has two primary markets: the first, Command and Control, provides high-resolution video walls for the security, governmental, telecom, energy, industrial, broadcast, and transportation sectors; the second market served by this business, Digital Signage, is the emerging, high-growth market for digital signs. Key technologies used in solutions for video walls include rear-projection video cubes and image processing hardware and software. For Digital Signage, solutions are made up of large-format flat-panel LCD displays combined with digital signage management software. Industries served with Digital Signage solutions include transportation, retail, banking, public venue advertising (indoor), and casino/hospitality.

Home Theater

This business sells innovative products for the high-end home theater enthusiast including high-performance home theater projection systems, video processing equipment, large-format thin displays, and unique front-projection screens. This business goes to market under three uniquely positioned brands: Runco, Vidikron, and Planar branded Home Theater products. Runco and Vidikron products are sold directly to custom home installation dealers, primarily in the United States; Planar branded products are sold directly to custom home installation dealers and also through specialty home theater distributors in countries throughout North America, Europe, Australia and Asia. Prior year results of this segment have been reclassified from the Commercial segment to the Home Theater segments to conform to the 2008 presentation, as the results of this segment were not separately disclosed in the second quarter of 2007 as they did not meet the threshold requirements for separate disclosure at that time.

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

Overview

Quarterly sales were $69.8 million in the second quarter of 2008 as compared to sales of $54.6 million in the second quarter of 2007. Net loss was $5.2 million, or $0.29 per share in the second quarter of 2008 as compared to net loss of $3.9 million, or $0.22 per share in the second quarter of 2007. The increase in sales in the second quarter of 2008 was due primarily to increased sales in the Home Theater segment as a result of the acquisition of the business of Runco International, Inc. (“Runco”) which occurred in the third quarter of fiscal 2007. The increase in quarterly sales was also due to increases in the Medical and Industrial segments which were partially offset by a decrease in sales in the Control Room and Signage segment. Net loss in the second quarter of 2008 was attributed to increased operating and non-operating expenses. Operating expenses increased primarily as a result of the acquisition of Runco and additional investments made in the Home

Theater segment, while non-operating expenses increased due to interest expense incurred in order to finance the acquisition of Runco. Net loss in the second quarter of 2007 was attributed to lower sales in the Medical, Industrial, and Commercial segments, as compared to the same period in the prior year, increased operating expenses as a result of investments made in the Industrial and Home Theater segments, and also due to acquisition related expenses and increased amortization of intangible assets, both as a result of the acquisition of Clarity Visual Systems, Inc. (“Clarity”).

In the Industrial segment, sales increased by $3.7 million to $17.7 million in the second quarter of 2008 as compared to $14.0 million in the second quarter of 2007. Operating income in this segment increased $1.3 million to $4.8 million in the second quarter of 2008 as compared to $3.5 million in the second quarter of 2007, primarily as a result of improvements in the segment’s gross profit and a decrease in research and development expenses which were partially offset by increases in sales and marketing expenses, when compared to the same quarter of the prior year.

In the Medical segment, sales increased by $1.2 million to $11.6 million in the second quarter of 2008 from $10.4 million in the second quarter of 2007. Operating income in the Medical segment increased $1.7 million to $2.3 million in the second quarter of 2008 as compared to $0.6 million in the second quarter of 2007 due primarily to increased sales and reduced inventory write-offs, resulting in improvements in the segment’s gross profit, when compared to the same period of the prior year. Operating income was also positively impacted by a decrease in research and development expense when compared to the prior year.

In the Control Room and Signage segment, sales decreased by $0.1 million to $12.0 million in the second quarter of 2008 as compared to $12.1 million in the second quarter of 2007. Operating loss decreased $0.7 million to $0.6 million in the second quarter of 2008 as compared to operating loss of $1.3 million in the second quarter of 2007. The improvement in operating loss was due primarily to improvements in the segment’s gross profit which were partially offset by an increase in sales and marketing expense. Seasonality negatively impacted results for this segment in the second quarters of both 2008 and 2007.

Sales in the Home Theater segment were $11.3 million in the second quarter of 2008 compared with sales of $0.9 million in the second quarter of 2007. The increase in sales is due to the acquisition of Runco. Operating loss for this segment increased $0.9 million to $2.3 million in the second quarter of 2008 as compared to operating loss of $1.4 million in the second quarter of 2007. The increase in operating loss was primarily due to increases in sales and marketing and research and development expenses, which were offset by improvements in the segment’s gross profit.

In the Commercial segment, sales remained unchanged at $17.2 million in the second quarter of both 2008 and 2007. Operating income in the Commercial segment increased $0.4 million to $0.6 million in the second quarter of 2008 compared to operating income of $0.2 million in the second quarter of 2007. The increase in operating income was due primarily to improvements in the segment’s gross profit and a decrease in sales and marketing expense.

As Planar continues its transformation to a larger specialty display provider, the Company’s strategic shift has been characterized by the launching of various growth initiatives, including investments in the Industrial and Medical segments and the acquisitions of Clarity and Runco. The Company will continue to concentrate on those initiatives that have shown success and will also focus on those that have not yet performed, with the goal of driving a faster move to profitability and improved cash flow, as a result of increased sales and margins, and will also focus on cost reductions and the monetization of underperforming assets.

Sales

The Company’s sales of $69.8 million in the second quarter of 2008 increased $15.2 million or 28.0% as compared to $54.6 million in the second quarter of 2007. The increase in sales in the second quarter of 2008 was due primarily to increased sales in the Home Theater segment as a result of the acquisition of Runco, as well as increases in sales in the Medical and Industrial segments.

Sales in the Industrial segment increased $3.7 million or 26.6% to $17.7 million in the second quarter of 2008 as compared to $14.0 million in the second quarter of 2007. The increase was primarily due to a $2.5 million increase in sales of EL products and a $1.4 million increase in sales of AMLCD products. The increase in EL sales is primarily a result of a large custom order for a customer that was fulfilled in the second quarter as well as growth in the Chinese markets. The increase in AMLCD sales is due primarily to an increase in sales to one of the segment’s primary customers. Sales of stereomirror products also increased $0.6 million as the Company increased its focus on selling these products in the second quarter of 2008 as compared to the second quarter of 2007. These increases were partially offset by a $0.8 million decrease in sales of LCD products due certain OEM contracts not being renewed.

Sales in the Medical segment increased $1.2 million or 11.8% to $11.6 million in the second quarter of 2008 from $10.4 million in the same period of 2007. The increase was primarily due to a $1.3 million increase in sales of Diagnostic

Imaging products and a $0.1 million increase in service revenues which were partially offset by $0.2 million decrease in sales of lower margin non-Diagnostic Imaging products due to the Company’s continued initiatives to focus sales efforts on higher margin Diagnostic Imaging products.

Sales in the Control Room and Signage segment decreased $0.1 million or 1.1% to $12.0 million in the second quarter of 2008 as compared to $12.1 million in the second quarter of 2007. The decrease was due primarily to a decrease in sales of Command and Control products as a result of fluctuation in customer demand in the second quarter of 2008 as compared to the second quarter of 2007, as the segment was negatively impacted by seasonality in the second quarters of both 2008 and 2007 and was also negatively impacted by the U.S. economic weakness experienced in the second quarter of 2008. This decrease was partially offset by increases in service revenues resulting from certain large replacement part orders being fulfilled and also due to an increase in extended warranty sales.

Sales in the Home Theater segment were $11.3 million in the second quarter of 2008 compared to $0.9 million in the second quarter of 2008. The increase in sales was the result of the acquisition of Runco which occurred in the third quarter of fiscal 2007 which allowed the segment to increase its product offerings to include Runco and Vidikron products with the existing Planar branded home theater products. Sales in this segment in the second quarter of 2007 included only Planar branded Home Theater products.

Sales in the Commercial segment remained consistent at $17.2 million in second quarter of both 2007 and 2008. In the second quarter of 2008 volumes and average selling prices for desktop monitors increased minimally and were offset by small reductions in average selling prices of specialty display products.

The Company’s sales of $150.4 million in the first six months of 2008 increased $30.9 million or 25.9% compared to $119.5 million in the first six months of 2007. The increase in sales was primarily due to $24.3 million in additional revenue provided by the Home Theater business segment resulting from the acquisition of Runco as well as increased sales in the Industrial, Medical and Commercial segments which were partially offset by a decrease in sales in the Control Room and Signage segment for the first six months of 2008 as compared to the first six months of 2007.

Industrial segment sales increased $4.3 million or 14.1% to $34.8 million in the first six months of 2008 from $30.5 million in the same period of 2007. The increase was primarily due to an increase in sales of EL and AMLCD products. The increase in EL sales is a due to the fulfillment of a large custom order as well as growth in the Chinese markets in the second quarter of 2008. The increase in AMLCD sales is due primarily to an increase in sales to one of the segment’s primary customers which was partially offset by certain OEM contracts not being renewed.

Medical segment sales increased $1.4 million or 6.9% to $22.1 million in the first six months of 2008 from $20.7 million in the same period of 2007. The increase was primarily due to the segment’s continued shift towards sales of higher-margin Diagnostic Imaging products.

Control Room and Signage segment sales decreased $1.1 million or 3.6% to $29.8 million in the first six months of 2008 from $30.9 million in the same period of 2007. The decrease was primarily due to a decrease in Command and Control products as a result of fluctuations in customer demand as a result of the U.S. economic weakness experienced in the second quarter of 2008, which was partially offset by strong demand in Europe.

Sales in the Home Theater segment increased $24.3 million to $26.4 million in the first six months of 2008 as compared to $2.1 million in the same period of the prior year. This increase was due to the acquisition of Runco in the third quarter of 2007 which allowed the segment to increase its product offerings to include Runco and Vidikron products with the existing Planar branded home theater products.

Commercial segment sales increased $2.0 million or 5.6% to $37.3 million in the first six months of 2008 from $35.3 million in the same period of 2007. This increase relates primarily to the first quarter of 2008 and is due to an increase in sales of specialty display products and also due to an increase in desktop monitor sales as a result of unique market pricing conditions.

International sales increased $4.2 million or 27.4% to $19.6 million in the second quarter of 2008 as compared to $15.4 million in the same period of the prior year. International sales for the first six months of 2008 increased $8.0 million or 23.5% to $42.1 million from $34.1 in the same period of 2007. The increase in international sales in both the three and six month periods was due to primarily to increased international sales of Control Room and Signage, Industrial and Home Theater products as a result of increased penetration of certain international markets. International sales in the Control Room and Signage segment were also positively impacted by demand increases and the strengthening Euro against the U.S. Dollar as international sales for this segment are primarily Euro-denominated. As a percentage of total sales, international sales were 28.1% in the second quarter of 2008, as compared to 28.2% in the second quarter of 2007. In the first six months of 2008, international sales were 28.0% in the first six months of 2008 as compared to 28.5% in the first six months of 2007.

Gross Margin

The Company’s gross margin as a percentage of sales improved to 25.8% in the second quarter of 2008 from 23.5% in the second quarter of 2007. The improvement was primarily due to improvements in the Medical, Control Room and Signage, and Home Theater segments. In the Medical segment, gross margin as a percentage of sales improved in the second quarter of 2008 as compared to the same period of the prior year due primarily to a decrease in write-offs associated with excess and obsolete inventories which were unusually high in the second quarter of 2007. In the Control Room and Signage segment, gross margins as a percentage of sales improved in the second quarter of 2008 as compared to the same period of the prior year due the introduction of new, higher-margin products to the segment’s product mix. Margins in the Control Room and Signage segment were also positively impacted by the strengthening Euro as compared to the U.S. Dollar, as a large portion of the Control Room and Signage segment’s sales are denominated in Euros while most of its costs of goods sold are incurred in U.S. Dollars. This resulted in comparatively higher margins on Euro-denominated sales. Gross margins as a percentage of sales in the Home Theater segment improved in the second quarter of 2008 due to increased sales in this segment as a result of the acquisition of Runco which did not exist in the second quarter of 2007.

For the first six months of 2008, the Company’s gross margin as a percentage of sales was 25.4% compared to 26.2% in the first six months of 2007. The decrease in gross margin as a percentage of sales was primarily due to a greater portion of the Company’s sales being derived from the Home Theater segment in the first six months of 2008 as compared to the first six months of 2007 due to the acquisition of Runco, as the gross margins as a percentage of sales in the Home Theater segment are currently lower than the gross margins as a percentage of sales historically derived from the other Planar businesses.

Research and Development

Research and development expenses decreased $0.6 million or 15.5% to $3.3 million in the second quarter of 2008 from $3.9 million in the second quarter of 2007. For the first six months of 2008, research and development expenses decreased $0.3 million or 4.3% to $6.7 million from $7.0 million in the same period of the prior year. The three month decrease was primarily due to a $0.7 million decrease in the Medical segment as a result of reduced spending due to fewer research and development projects in the second quarter of 2008 as compared to the second quarter of 2007. These decreases were partially offset by increases in the Home Theater segment due to the acquisition of Runco and related product development initiatives. The six month decrease in research and development expense was due primarily to the reasons indicated above. As a percentage of sales, research and development expenses decreased to 4.7% in the second quarter of 2008 as compared to 7.1% in the same quarter of the prior year. As a percentage of sales, research and development expenses decreased to 4.5% as compared to 5.9% in the same period of the prior year. The three and six month decreases in research and development expenses as a percentage of sales were primarily due to higher sales and lower research and development expenses due to the reasons indicated above.

Sales and Marketing

Sales and marketing expenses increased $2.4 million or 27.0% to $11.1 million in the second quarter of 2008 as compared to $8.7 million in same quarter of the prior year. Sales and marketing expenses increased $4.1 million or 22.9% to $22.1 million in the first six months of 2008 as compared to $18.0 million in the same period of the prior year. The three month increase was primarily due to a $1.5 million increase in the Home Theater segment as a result of the acquisition of Runco in the third quarter of 2007, resulting in higher headcount and additional costs associated with growing the Home Theater business. Sales and marketing expenses also increased $0.5 million and $0.3 million in the Control Room and Signage and Industrial segments, respectively. The increases in these segments were due primarily to increases in headcount. The six month increase was also due to increased headcount. As a percentage of sales, sales and marketing expenses improved to 15.8% in the second quarter of 2008 as compared to 16.0% in the same period of the prior year. As a percentage of sales, sales and marketing expenses were 14.7% in the first six months of 2008 compared to 15.0% in the same period of the prior year. The three and six month decreases in sales and marketing expenses as a percentage of sales were primarily due to higher sales which were partially offset by higher sales and marketing expenses.

General and Administrative

General and administrative expenses increased $1.3 million or 25.5% to $6.0 million in the second quarter of 2008 from $4.7 million in the same period of the prior year. General and administrative expenses increased $1.8 million or 18.2% to $12.0 in the first six months of 2008 from $10.2 million in the same period of the prior year. The three and six month increases in general and administrative expense were due primarily to increased spending and headcount as a result of the acquisition of Runco. As a percentage of sales, general and administrative expenses improved to 8.5% in the second quarter of 2008 from 8.7% in the same period of the prior year. In the first six months of 2008, general and administrative expenses, as a percentage of sales, improved to 8.0% from 8.5% for the same period of the prior year. The three and six month improvements in general and administrative expenses as a percentage of sales were due primarily to sales increasing at a higher rate than general and administrative expenses, when compared to the second quarter of 2007 and the first six months of 2007.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets increased $0.2 million or 14.4% to $1.9 million in the second quarter of 2008 from $1.7 million in the same period of the prior year. The increase in amortization expense was due to the addition of $19.2 million of intangible assets acquired in the third quarter of 2007 as a result of the acquisition of Runco, of which $13.1 million are subject to amortization. At March 28, 2008 the consolidated identifiable intangible assets subject to amortization, net of accumulated amortization consist primarily of $16.8 million for customer relationships, $14.6 million for developed technology, $2.7 million for trademarks and tradenames, and $0.2 million for non-compete agreements. These assets are being amortized over their remaining estimated useful lives, which have a weighted average of approximately six years. For the six months of 2008, expenses for the amortization of intangible assets increased $0.6 million to $3.9 million as compared to $3.3 million in the first six months of 2007 due to the same reasons indicated above.

Impairment and Restructuring Charges

There were no impairment or restructuring charges recorded in the second quarter of 2008. In the first quarter of 2008 the Company reduced the severance liability by $0.6 million to reflect the current estimate of severance benefits to be paid related to the restructuring plan adopted in the first quarter of 2007, when $1.5 million of restructuring charges and $0.1 million of impairment charges were recorded. The $0.6 million adjustment made in the first quarter of 2008 was recorded as a reduction to operating expense.

Acquisition Related Costs

Acquisition related costs of $0.6 in the second quarter of 2008 and $1.4 million for the first six months of 2008 consist of incremental costs associated with the acquisition of Runco and Clarity which were not capitalizable as property, plant, or equipment.

Total Operating Expenses

Total operating expenses increased $3.4 million or 17.5% to $22.8 million in the second quarter of 2008, from $19.4 million in the same period of the prior year. For the first six months of 2008, total operating expenses increased $4.7 million or 11.4% to $45.5 million from $40.8 million in the same period of the prior year. The increase in operating expenses for the three and six month periods ended March 28, 2008 as compared to the same periods of 2007 was primarily due to increases in Sales and Marketing, General and Administrative, Amortization of Intangible Assets, and acquisition related costs as a result of increased spending and headcount due primarily to the acquisition of Runco and the integration of the Runco operations into the Company’s operations. These increases in operating expenses were partially offset by decreases in Research and Development expenses as a result of decreases in the Medical segment due to reduced spending as a result of fewer research and development projects. As a percentage of sales, operating expenses improved to 32.7% in the second quarter of 2008 from 35.6% in the same quarter of the prior year. As a percentage of sales, operating expenses improved to 30.2% in the first six months of 2008 from 34.2% in the same period of the prior year. The improvements were due to sales growth outpacing increases in operating expenses in the first three and six months of 2008 when compared to the first three and six months of 2007.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. Net interest expense was $0.4 million in the second quarter of 2008, compared to net interest income of $0.4 million in the second quarter of 2007. Net interest expense for the first six months of 2008 was $0.9 million compared to net interest income of $1.0 million in the same period of 2007. The decreases were due to lower interest income resulting from lower cash balances, and higher interest expenses incurred in 2008 as a result of the cash borrowed in conjunction with the acquisition of Runco.

Foreign currency exchange gains and losses are caused by timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Gains or losses on foreign currency also result from reflecting existing foreign exchange forward contracts at market value. Foreign currency gains and losses amounted to a net gain of $42 thousand in the second quarter of 2008 as compared to net loss of $10 thousand in the second quarter of 2007. In the first six months of 2008, foreign currency gains and losses amounted to a net loss of $0.1 million as compared to a gain of $0.2 million in the same period of 2007.

The Company currently realizes approximately 28% of its sales outside of the United States and continues its effort to increase foreign sales through geographic expansion. The functional currency of the Company’s primary foreign subsidiaries is the Euro, which must be translated to U.S. Dollars for consolidation. The Company hedges the majority of its Euro exposure with foreign exchange forward contracts. The Company believes that hedging mitigates the risk associated with foreign currency fluctuations.

Provision for Income Taxes

Income tax expense recorded for the second quarter of fiscal 2008 was $33 thousand on pretax losses of $5.2 million, resulting in a negative effective tax rate of 0.6%, as compared to an income tax benefit of $2.3 million on pretax losses of $6.2 million in the second quarter of 2007, resulting in an effective tax rate of 37.5%. Income tax expense in the first six months of 2008 was $0.4 million on pretax losses of $8.3 million, resulting in a negative 4.5% tax rate, as compared to an income tax benefit of $3.2 million on pretax losses of $8.4 million in the first six months of 2007, resulting in an effective tax rate of 37.5%. The difference between the effective tax rate and the federal statutory rate for the three and six months ended March 28, 2008 is due largely to the rules surrounding the valuation allowance provided on all deferred tax assets, including the net operating loss. In the three and six months ended March 30, 2007, the difference between the effective tax rate and the statutory rate resulted primarily from state income taxes. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term, normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pre-tax financial results, the effective tax rate can change materially based on small variations of income.

Net Loss

In the second quarter of 2008, net loss was $5.2 million or $0.29 per share. In the same quarter of the prior year, net loss was $3.9 million or $0.22 per share. For the first six months of fiscal 2008, net loss was $8.7 million or $0.49 per share, compared to net loss of $5.3 million or $0.31 per share in the comparable period of the prior year.

Liquidity and Capital Resources

Net cash used by operating activities was $10.0 million in the first six months of 2008 and $1.9 million in the same period of the prior year. The net cash used by operations in the first six months of fiscal 2008 primarily relates to the net loss reported, increases in inventory and other current assets, and decreases in accounts payable and other current liabilities, which were offset by a decrease in accounts receivable and an increase in deferred revenue, as well as increases in non-cash reconciling items for depreciation and amortization expense and share based compensation, neither of which required a current cash outlay.

Working capital decreased $16.8 million to $40.4 million at March 28, 2008 from $57.2 million at September 28, 2007 due primarily to reclassification in the first quarter of 2008 of the amounts outstanding on the Company’s line of credit and decreases in cash which were partially offset by decreases in accounts payable and other liabilities. Total current assets decreased $0.5 million in the first half of fiscal 2008. Cash and cash equivalents decreased $5.5 million and accounts receivable decreased $1.6 million, both due to the timing of shipments and payments made and due to the timing of collections of receivables. Inventories increased $3.0 million due primarily to the effects of foreign currency translation and an increase in finished goods built in anticipation of near-term sales. Other current assets increased $3.6 million primarily due to an increase in V.A.T. receivables from foreign jurisdictions. Current liabilities increased $16.3 million in the first six months of 2008 due primarily to the reclassification of amounts outstanding on the Company’s line of credit which was partially offset by decreases in accounts payable and other liabilities. Accounts payable decreased $4.5 million due to the timing of payments to vendors. Other current liabilities decreased $6.1 million primarily due to decreases in accrued compensation and taxes payable.

During the first half of 2008, cash of $1.9 million was used to purchase plant, property and equipment. These capital expenditures were primarily related to leasehold improvements to accommodate the integration of the Runco operations into the Company’s Beaverton, Oregon manufacturing facilities as well as tooling and information technology equipment.

The Company’s current credit agreement allows for borrowing up to half of the net value of its domestic inventory, accounts receivable, and property, plant and equipment. The agreement allows for a maximum borrowing capacity of $32.5 million, expires on December 1, 2008, and is secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of March 28, 2008, there was $26 million outstanding on the credit agreement, as compared to $23 million at September 28, 2007. The weighted average interest rates for the three and six months ended March 28, 2008 were approximately 5.4% and 6.7%, respectively. During the first quarter of 2008 the Company entered into a fourth amendment to the credit agreement, which included the following financial covenants: a fixed charge coverage ratio, a collateral coverage ratio, and minimum net worth. The fourth amendment to the credit agreement also deleted the previously existing minimum EBITDA covenant, changed the definition of and reset the fixed charge coverage ratio covenant. The amendment reduces the amount of the overall commitment by $2.5 million at quarterly intervals on April 1, 2008, July 1, 2008 and October 1, 2008. The Company was in compliance with the financial covenants as of March 28, 2008. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers therefrom, would result in an event of default and could result in the acceleration of the Company’s debt, which in turn could lead to the inability to pay debts and the loss of control of certain assets. From its inception, the agreement has included a material adverse change clause which could be invoked by the lender. It is possible that the lender could invoke this clause and accelerate repayment of amounts due under the facility. Management does not believe that this is probable, but if this event occurred or any other covenant violation were not waived, the Company would need to pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to its debt obligations. The Company believes that its net income and cash flow exposure relating to rate changes for its debt obligations is not material. As of March 28, 2008, there was $26 million outstanding on the Company’s credit agreement, to which an interest rate based on the Company’s fixed charge coverage ratio and the LIBOR rate is applied. The weighted average interest rate for the three months ended March 28, 2008 was approximately 5.4%. The Company primarily enters into debt obligations to support acquisitions, capital expenditures and working capital needs. The Company does not hedge any interest rate exposures.

The Euro is the functional currency of the Company’s European subsidiaries. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts and are not used as speculative instruments for trading purposes. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. The Company believes the effect of a 10% change in exchange rates on the forward exchange contracts and the underlying hedged positions would not be material to the Company’s financial position or the results of its operations.

The table below summarizes the nominal amounts of the Company’s forward exchange contracts in U.S. Dollars as of March 28, 2008 and March 30, 2007. The “bought” amounts represent the net U.S. dollar equivalent of commitments to purchase foreign currencies. The foreign currency amounts have been translated into a U.S. Dollar equivalent value using the exchange rate at the reporting date

Forward contracts outstanding were as follows at March 28, 2008 and March 30, 2007:

	Bought (in Thousands)
	Three months ended
Foreign currency	Mar. 28, 2008	Mar. 30, 2007
Euro	$6,100	$16,000

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended March 28, 2008 that could significantly affect the Company’s internal controls over financial reporting.

The Company acquired Runco in May 2007 and has excluded Runco from its assessment of the effectiveness of the Company’s internal controls over financial reporting as of March 28, 2008. The Company has been working through the integration of the acquisition, and additional work remains relating to integrate business systems and global manufacturing as well as validating internal control processes over accounting transactions. The Company believes that these reviews and activities should be completed by the third quarter of the current fiscal year.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending, material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 1A.	Risk Factors

The following risks, issues and uncertainties, among others, should be considered in evaluating the Company’s future financial performance and business prospects.

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

The Company does not have long-term agreements with its resellers, who generally may terminate their relationship with the Company with little or no notice. Such action by the Company’s resellers could substantially harm its operating results in this segment.

Revenue from Commercial products grew to $102.2 million in fiscal 2005, and decreased to $83.4 million and $78.6 million in fiscal 2006 and 2007, respectively. Revenue from Commercial products was $37.3 million in the first six months of 2008. This revenue could continue to decrease due to reductions in demand, competition, alternative products, pricing changes in the marketplace and potential shortages of products which would adversely affect the Company’s revenue levels and its results of operations. In addition, strategic changes made by the Company’s management to invest greater resources in specialty display markets could result in reduced revenue for the Commercial segment. This segment absorbs a portion of the Company’s fixed costs. If this segment was discontinued or substantially reduced in size, it may not be possible to eliminate all of the fixed overhead costs that are allocated to the segment. If that were the case, a portion of the allocated fixed costs would have to be absorbed by the other segments, potentially adversely affecting the Company’s overall financial performance.

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

The Company believes that it may incur additional charges to operations, which are not currently reasonably estimable, in subsequent quarters following the acquisitions associated with integration of Clarity and Runco. If the benefits of the acquisition do not exceed the costs associated with the acquisition and integration, Planar’s financial results and cash flows could suffer and the market price of Planar’s common stock could decline. Additionally, if the integration of the manufacturing operations is not completed in an efficient or satisfactory manner, or if key manufacturing knowledge is lost, a reduction in sales or an increase in manufacturing costs could occur.

The Company may not be successful in its effort to enter new markets with new products in the Home Theater segment.

The Company has entered the Home Theater display market with new products. Additionally, the Company completed the acquisition of Runco and sells Runco and Vidikron branded products. These are products and markets that have not been part of business in the past and the Company may not execute its plans for these products and markets successfully. For instance, in the second quarter of 2008 the Company experienced softness due to execution issues in connection with the integration of the Runco operations into the Company’s existing operations. The Company also experiences impacts related to softness in the U.S. economy that materially and adversely impacted our sales and profitability in the Home Theater segment in the second quarter of 2008.

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

In addition to the variability resulting from the short-term nature of commitments from the Company’s customers, other factors contribute to significant periodic quarterly fluctuations in its results of operations. These factors include, but are not limited to, the following:

•	the receipt and timing of orders and the timing of delivery of orders;

•	the volume of orders relative to the Company’s capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the lifecycles of customers’ products;

•	changes in cost and availability of labor and components;

•	product mix;

•	variation in operating expenses;

•	vesting of restricted stock based upon achievement of certain targeted stock prices or performance measures;

•	pricing and availability of competitive products and services;

•	changes—whether or not anticipated—in economic conditions; and

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

The Company incurred a significant amount of debt in conjunction with the acquisition of Runco in fiscal 2007. This leverage reduces the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security under its credit agreement, which includes certain financial covenants, as discussed in Note 9—Debt in the Notes to Consolidated Financial Statements which is included in Item 1—Financial Statements in this report. The Company may not generate sufficient profitability to meet theses covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the acceleration of the debt, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2008. If the Company were unable to renew or extend this agreement, the Company would need to pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets.

Shortages of components and materials may delay or reduce the Company’s sales and increase its costs.

The inability to obtain sufficient quantities of components and other materials necessary to produce the Company’s displays could result in reduced or delayed sales. The Company obtains much of the material it uses in the manufacture of its products from a limited number of suppliers, and it generally does not have long-term supply contracts with vendors. For some of this material the Company does not generally have a guaranteed alternative source of supply. In addition, given the Company’s cash management practices, vendors may not be willing to continue to ship materials on credit terms that are acceptable to the Company. As a result, the Company is subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. The Company has in the past and may in the future face difficulties ensuring an adequate supply of quality high resolution glass used in its products. In the future the Company may also face difficulties ensuring an adequate supply of the rear-projection screens used in certain Command and Control products. The Company is continually engaged in efforts to address this risk area.

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

The Company has increased its reliance on Asian manufacturing companies for the manufacture of displays that it sells in all the markets that the Company serves. The Company also relies on certain other contract manufacturing operations in Asia, including those that produce circuit boards and other components, and those that manufacture and assemble certain of its products. The Company does not have long-term supply contracts with the Asian contract manufacturers on which it relies. If any of these Asian manufacturers were to terminate its arrangements with the Company, make decisions to terminate production of these products, or become unable to provide these displays to the Company on a timely basis, the Company could be unable to sell its products until alternative manufacturing arrangements are made. Furthermore, there is no assurance that the Company would be able to establish replacement manufacturing or assembly relationships on acceptable terms, which could have a material adverse effect on the Company’s business, financial condition and results of operation.

The Company’s reliance on contract manufacturers involves certain risks, including, but not limited to:

•	lack of control over production capacity and delivery schedules;

•	unanticipated interruptions in transportation and logistics;

•	limited control over quality assurance, manufacturing yields and production costs;

•	potential termination by vendors of agreements to supply materials to the Company, which would necessitate the Company’s contracting of alternative suppliers, which may not be possible;

•	risks associated with international commerce, including unexpected changes in legal and regulatory requirements, foreign currency fluctuations and changes in duties and tariffs; and

•	trade policies and political and economic instability.

Most of the contract manufacturers with which the Company does business are located in Asia which has experienced several earthquakes, tsunamis, typhoons, and interruptions to power supplies which resulted in business interruptions. The Company’s business could suffer significantly if the operations of vendors there or elsewhere were disrupted for extended periods of time.

A number of factors, including the failure to retain key employees and consultants, could impair Planar’s ability to successfully integrate and/or operate the Clarity and Runco businesses, which could harm Planar’s business, financial condition and results of operations.

The Company is now engaged in various stages in the process of integrating Clarity and Runco, each of which had previously operated independently as private companies. Successful integration and operation of these businesses has and will require significant efforts by Planar, including the coordination of product plans, research and development, sales and marketing efforts, management styles and expectations, and general and administration activities. The challenges involved in integrating and operating the two businesses include, but are not limited to, the following:

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

The Company faces intense competition.

Each of the Company’s markets is highly competitive, and the Company expects this to continue and even intensify. The Company believes that over time this competition will have the effect of reducing average selling prices of its products. Certain of the Company’s competitors have substantially greater name recognition and financial, technical, marketing and other resources than the Company does. There is no assurance that the Company’s competitors will not succeed in developing or marketing products that would render its products obsolete or noncompetitive. To the extent the Company is unable to compete effectively against its competitors, whether due to such practices or otherwise, its business, financial condition and results of operations would be materially adversely affected.

The Company’s ability to compete successfully depends on a number of factors, both within and outside its control. These factors include, but are not limited to, the Company’s:

•	the Company’s effectiveness in designing new product solutions, including those incorporating new technologies;

•	the Company’s ability to anticipate and address the needs of its customers;

•	the quality, performance, reliability, features, ease of use, pricing and diversity of the Company’s product solutions;

•	foreign currency fluctuations, which may cause competitors’ products to be priced significantly lower than the Company’s product solutions;

•	the quality of the Company’s customer services;

•	the effectiveness of the Company’s supply chain management;

•	the Company’s ability to identify new vertical markets and develop attractive products for them;

•	the Company’s ability to develop and maintain effective sales channels;

•	the rate at which customers incorporate the Company’s product solutions into their own products; and

•	product or technology introductions by the Company’s competitors.

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

The Company’s manufacturing, sales and distribution operations in Europe and Asia create a number of logistical and communications challenges. The Company’s international operations also expose the Company to various economic, political and other risks, including, but not limited to, the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	employee turnover or labor unrest;

•	lack of developed infrastructure;

•	difficulties protecting intellectual property;

•	risks associated with outbreaks of infectious diseases;

•	the burdens and costs of compliance with a variety of foreign laws;

•	political or economic instability in certain parts of the world;

•	effects of doing business in currencies other than the Company’s functional currency; and

•	effects of foreign currency translation gains or losses.

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

Sales representatives, vendors, resellers, distributors, and others doing business with the Company may experience uncertainty about their future role with Planar or may elect not to continue doing business with Planar, or may seek to modify the terms under which they do business in ways that are less attractive, more costly, or otherwise damaging to the business of Planar. Similarly, Planar employees may experience uncertainty about their future role with Planar to the extent that Planar’s strategies are changed significantly. This may adversely affect Planar’s ability to attract and retain key management, marketing and technical personnel. The loss of a significant group of key technical personnel would seriously harm the product development efforts of Planar. The loss of key sales personnel could cause Planar to lose relationships with existing customers, which could cause a decline in the sales of Planar.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $4.14 to $8.54. Since the end of the quarter ended March 28, 2008 the price of the Company’s stock has declined further. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

•	variations in the Company’s operating results and financial condition;

•	public announcements by the Company as to its expectations of future sales and net income;

•	actual or anticipated announcements of technical innovations or new product developments by the Company or its competitors;

•	changes in analysts’ estimates of the Company’s financial performance;

•	general conditions in the electronics industry; and

•	worldwide economic and financial conditions.

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

The Company’s internal controls over financial reporting are audited by its independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Guidance regarding implementation and interpretation of the provisions of Section 404 continues to be issued by the standards-setting community. As a result of the ongoing interpretation of new guidance and the audit testing to be completed in the future, the Company’s internal controls over financial reporting may include an unidentified material weakness which would result in receiving an adverse opinion on the Company’s internal controls over financial reporting from its independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of the Company’s stock.

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

The Company’s research and development efforts with respect to new technologies may not result in market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, cost issues, yield problems and other factors. Even when the Company successfully completes a research and development effort with respect to a particular technology, it may fail to gain market acceptance due to:

•	inadequate access to sales channels;

•	superior products developed by the Company’s competitors;

•	price considerations;

•	ineffective market promotions and marketing programs; and

•	lack of market demand for the products.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2008 Annual Meeting of Shareholders was held February 21, 2008, at which the following actions were taken by a vote of shareholders:

The following nominees were elected as Directors by the votes and for the terms as indicated below:

Nominee	For	Withheld	Term Ending
Carl W. Neun	15,582,783	557,546	2011
Gregory H. Turnbull	15,644,284	496,045	2011
J. Michael Gullard	15,616,048	524,281	2011

Item 6.	Exhibits.

(a)

10.1	Terms of Employment between Planar Systems, Inc. and John T. Major dated as of December 11, 2007*

10.2	Executive Severance Agreement between Planar Systems, Inc. and John T. Major dated as of January 28, 2008*

10.3	Restricted Stock Award Agreement between Planar Systems, Inc. and John T. Major dated as of January 28, 2008*

10.4	Restricted Stock Award Agreement between Planar Systems, Inc. and John T. Major dated as of January 28, 2008*

10.5	Performance Share Agreement between Planar Systems, Inc. and John T. Major dated as of January 28, 2008*

10.6	Form for Restricted Stock Agreement between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, Walter W. Noce, Jr., Heinrich Stenger, E. Kay Stepp, Gregory H. Turnbull, and Steven E. Wynne dated as of February 21, 2008*

10.7	Form of Indemnification Agreement for Officers and Directors (1)*

10.8	Separation Agreement and Release between Planar Systems, Inc. and John J. Ehren dated as of March 3, 2008*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2008.
*	This exhibit constitutes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC.
(Registrant)

DATE: May 7, 2008	/s/ Scott Hildebrandt
Scott Hildebrandt
Vice President and Chief Financial Officer