Form 10-Q
period 2008-06-27
PLANAR SYSTEMS INC
filed 2008-08-06
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended June 27, 2008

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

Number of common stock outstanding as of August 1, 2008

18,603,175 shares, no par value per share

PLANAR SYSTEMS, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales	$74,954	$68,200	$225,366	$187,698
Cost of sales	56,118	50,289	168,301	138,521

Gross profit	18,836	17,911	57,065	49,177
Operating expenses:
Research and development, net	3,903	4,570	10,640	11,611
Sales and marketing	10,224	10,433	32,293	28,396
General and administrative	5,590	5,723	17,596	15,882
Amortization of intangible assets	1,977	2,101	5,866	5,401
Acquisition related costs	210	935	1,639	1,674
Impairment and restructuring charges	58,664	—	58,027	1,625

Total operating expenses	80,568	23,762	126,061	64,589

Loss from operations	(61,732)	(5,851)	(68,996)	(15,412)
Non-operating income (expense):
Interest, net	(297)	(57)	(1,199)	910
Foreign exchange, net	(168)	(90)	(243)	90
Other, net	43	(13)	(64)	(37)

Net non-operating income (expense)	(422)	(160)	(1,506)	963

Loss before income taxes	(62,154)	(6,011)	(70,502)	(14,449)
Provision (benefit) for income taxes	(135)	(1,893)	244	(5,058)

Net loss	$(62,019)	$(4,118)	$(70,746)	$(9,391)

Basic net loss per share	$(3.46)	$(0.24)	$(3.99)	$(0.54)
Average shares outstanding—basic	17,928	17,477	17,750	17,317
Diluted net loss per share	$(3.46)	$(0.24)	$(3.99)	$(0.54)
Average shares outstanding—diluted	17,928	17,477	17,750	17,317

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	June 27, 2008	Sept. 28, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,568	$15,287
Accounts receivable, net of allowance of doubtful accounts of $2,034 and $1,814	43,316	42,915
Inventories	56,879	59,028
Other current assets	12,080	13,480

Total current assets	122,843	130,710
Property, plant and equipment, net	13,147	14,918
Goodwill	14,696	67,429
Intangible assets, net	27,424	44,278
Other assets	5,161	5,809

	$183,271	$263,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,448	$31,712
Note payable	24,500	—
Current portion of capital leases	265	324
Deferred revenue	5,486	4,888
Other current liabilities	26,213	36,584

Total current liabilities	79,912	73,508
Note Payable	—	23,000
Long-term capital leases, less current portion	10	152
Other long-term liabilities	12,596	12,597

Total liabilities	92,518	109,257
Shareholders’ equity:
Preferred Stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock	172,383	167,967
Retained earnings	(84,437)	(13,450)
Accumulated other comprehensive income (loss)	2,807	(630)

Total shareholders’ equity	90,753	153,887

	$183,271	$263,144

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended
	June 27, 2008	June 29, 2007
Cash flows from operating activities:
Net loss	(70,746)	(9,391)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,258	9,091
Impairment and restructuring charges	58,027	1,625
Share based compensation	3,543	3,487
Lease incentives	222	1,396
(Increase) decrease in accounts receivable, net	932	(5,532)
(Increase) decrease in inventories	4,179	(6,128)
Decrease in other current assets	2,543	1,478
Decrease in accounts payable	(8,082)	(901)
Increase in deferred revenue	877	93
Decrease in other current liabilities	(9,548)	(6,953)

Net cash used in operating activities	(7,795)	(11,735)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,139)	(6,353)
Purchase of leasehold improvements reimbursed by landlord	(286)	—
Proceeds from sale of equipment	496	—
Cash (paid) refunded from acquisition, net of cash acquired	3,025	(37,693)
Increase in long-term liabilities	30	—
(Increase) decrease in long-term assets	29	(210)

Net cash provided by (used in) investing activities	1,155	(44,256)
Cash flows from financing activities:
Proceeds from note payable	1,500	22,000
Payments of capital lease obligations	(256)	(231)
Value of shares withheld for tax liability	(241)	(167)
Net proceeds from issuance of capital stock	844	1,854

Net cash provided by financing activities	1,847	23,456
Effect of exchange rate changes	74	(238)

Net decrease in cash and cash equivalents	(4,719)	(32,773)
Cash and cash equivalents at beginning of period	15,287	48,318

Cash and cash equivalents at end of period	10,568	15,545

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

Note 2 – BUSINESS ACQUISITIONS

Acquisition of Clarity Visual Systems, Inc.

In the fourth quarter of fiscal 2006 the Company acquired all of the outstanding shares and assumed all of the outstanding stock options of Clarity Visual Systems, Inc. (“Clarity”). As discussed in Note 4—Impairment and Restructuring Charges, management determined in the third quarter of 2008 that the goodwill associated with the Control Room and Signage segment was impaired, and therefore recorded an impairment charge to write-off the $29,667 of goodwill associated with the Control Room and Signage segment. Consequently, the Company no longer has goodwill associated with the Control Room and Signage segment recorded on its consolidated balance sheet. Additionally, the Company recorded an impairment charge of $8,588 related to the intangible assets associated with the acquisition of Clarity.

Acquisition related costs, which are a component of the overall purchase price, include estimated costs associated with the restructuring of the pre-acquisition activities of Clarity. Restructuring costs are primarily comprised of costs related to excess employees and facilities. Estimated costs were based upon a plan that was committed to by management during the fourth quarter of 2006. Restructuring costs have been accounted for under Emerging Issues Task Force Issues No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) and have been recognized as a liability assumed in the purchase business combination. The Company anticipates that the actions related to these may not be completed until 2010, as former French employees have the opportunity to request reimbursement from the Company for various educational and vocational expenditures they undertake until then. Information regarding the restructuring liability is as follows:

In 000’s
Balance at September 28, 2007	$3,051
Revisions to original estimate	(1,222)
Cash Paid	(995)

Balance at June 27, 2008	$834

Acquisition of Runco International, Inc.

In the third quarter of fiscal 2007 the Company acquired substantially all of the assets and certain liabilities of Runco International, Inc. (“Runco”), a supplier of premium projectors, video processors, plasma screens, and LCD’s to the Home Theater market. The acquisition was accounted for by the purchase method of accounting, in accordance with SFAS 141. As discussed in Note 4—Impairment and Restructuring Charges, management determined in the third quarter of 2008 that the goodwill associated with the Home Theater segment was impaired, and therefore recorded an impairment charge to write-off the $17,721 of goodwill associated with the Home Theater segment. Consequently the Company no longer has goodwill associated with the Home Theater segment recorded on its consolidated balance sheet. Additionally the Company recorded an impairment charge of $2,400 related to an indefinite lived intangible asset associated with the acquisition of Runco.

Acquisition related costs, which are a component of the overall purchase price, include estimated costs associated with the restructuring of the pre-acquisition activities of Runco. Restructuring costs are primarily comprised of costs associated with exiting the Company’s Union City facility which was vacated in the second quarter of 2008 when manufacturing of Runco and Vidikron branded products was transitioned to the Company’s facilities in Beaverton, Oregon. Estimated costs are based upon a plan that was committed to by management during the third quarter of 2007. Restructuring costs have been accounted for under EITF 95-3 and have been recognized as a liability assumed in the purchase business combination. In the first three quarters of 2008 the liability was adjusted as a result of the execution of the Company’s restructuring plan. The Company anticipates that all significant actions related to the above activities will be completed during fiscal 2008. Information regarding the restructuring liability is as follows:

In 000’s
Balance at September 28, 2007	$1,529
Revisions to original estimate	(739)
Cash Paid	(693)

Balance at June 27, 2008	$97

Note 3 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	June 27, 2008	Sept. 28, 2007
	(Unaudited)
Raw materials	$21,090	$15,655
Work in process	4,992	5,632
Finished goods	30,797	37,741

	$56,879	$59,028

Note 4 – IMPAIRMENT AND RESTRUCTURING CHARGES

Fiscal 2007 Restructuring Charges

During the first quarter of 2007 the Company recorded $1,494 in restructuring charges related to severance benefits estimated for the termination of employment for certain employees who performed primarily engineering, sales, marketing, and administrative functions. During the first quarter of fiscal 2008 the Company determined that the severance benefits paid would be less than initially estimated and reduced the liability to reflect the current estimate. This revision was recorded as a reduction in operating expenses for the three months ended December 28, 2007. In the third quarter of 2008 the Company made the final severance payments to former employees terminated under this plan, and therefore adjusted the remaining liability to zero as of June 27, 2008 as no amounts remain to be paid under this plan. The revision was recorded as a reduction in operating expenses for the three months ended June 27, 2008.

The restructuring charges previously incurred affected the Company’s financial position as follows:

Accrued Compensation
Balance as of September 28, 2007	$1,084
Revisions to original estimate	(771)
Cash paid	(313)

Balance as of June 27, 2008	$—

Fiscal 2008 Restructuring Charges

During the third quarter of 2008 the Company recorded $422 in restructuring charges related to severance benefits estimated for the termination of employment for certain employees who performed primarily management and operations functions. The restructuring charges affected the Company’s financial position as follows:

Accrued Compensation
Balance as of September 28, 2007	$—
Third quarter restructuring charges	422
Cash paid	(190)

Balance as of June 27, 2008	$232

Fiscal 2008 Impairment Charges

During the third quarter of 2008 the Company determined that the goodwill and certain intangible assets associated with the Control Room and Signage and Home Theater segments were impaired, and therefore recorded a $58,376 charge to reduce these assets to fair value. The impairment charge includes $29,667 of goodwill related to the acquisition of Clarity, $17,721 of goodwill related to the acquisition of Runco, and $10,988 of Control Room and Signage and Home Theater intangible assets related to tradenames and trademarks, customer relationships, and developed technology, for which the current projections of the underlying undiscounted cash flows did not support the carrying value of the assets. The goodwill impairment charge was triggered by the impairment tests conducted during the third quarter of 2008 for the Medical, Industrial, Control Room and Signage, and Home Theater segments. The impairment was calculated as the difference between the implied fair value of goodwill and intangible assets and the carrying value of the respective assets. The impairment test for the Control Room and Signage segment is usually performed in the fourth quarter of each fiscal year. However, due to triggering events identified, the Company determined it was appropriate to conduct the impairment test for the Control Room and Signage segment in the third quarter of 2008.

In the second quarter of 2008 the Company performed its annual impairment test for the Medical and Industrial units using a December 28, 2007 valuation date, which did not indicate impairment for the goodwill associated with those segments. Due to triggering events identified, the Company performed an additional impairment test on the Medical and Industrial segments during the third quarter of 2008, which did not indicate impairment for the goodwill associated with the Medical and Industrial segments.

Note 5 – INCOME TAXES

The Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective September 29, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN48 did not have a cumulative effect on the Company’s retained earnings. Upon adoption, the Company had $1,301 of total unrecognized tax benefits, including related interest and penalties.

It is the Company’s practice to recognize potential accrued interest and penalties related to income tax liabilities in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheet as of June 27, 2008 was $172. The Company expects uncertain tax positions of $951, if recognized, would favorably affect the Company’s effective tax rate, whereas the recognition of the remaining uncertain tax positions would result in reductions to deferred tax assets subject to a valuation allowance. As of June 27, 2008, there have been no material changes to the amount of unrecognized tax benefits. The liability for payment of interest and penalties has not significantly changed during fiscal 2008. The Company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

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

The provision for income taxes for the third quarter of fiscal year 2008 was recorded based upon the current estimate of the Company’s annual tax expense. Generally, the provision for income taxes is the result of the mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The Company’s policies require it to record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. In 2007, the Company determined that a valuation allowance should be recorded against all of its U.S. and French deferred tax assets based on the criteria of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” In the second quarter of 2008 the Company also recorded a valuation allowance against its deferred tax assets in Finland, including net operating loss carryforwards. As of June 27, 2008, the U.S., French, and Finnish valuation allowances are in place.

The Company has not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

Note 6 – EMPLOYEE STOCK BENEFIT PLANS

Stock options

In fiscal 1994 the Company adopted the 1993 Stock Incentive Plan, which provides for the granting of options to buy shares of Common stock. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. During fiscal 1999, the Company adopted the 1999 Non-Qualified Stock Option Plan, which provides for the grant of nonqualified stock options to employees of the Company who are not executive officers or members of the Board of Directors. Total shares reserved under these plans are 4,465,000 shares. Options granted under the plans generally vest over a two- to four-year period and expire four to ten years after grant. The Company also adopted a 1993 Stock Option Plan for Non-employee Directors, amended and restated, which provides for the granting of options to buy Common Stock to non-employee directors. Total shares reserved under this plan are 800,000 shares. Options granted under this plan generally vest over a one year period and expire ten years after grant. In the first quarter of 2008 the Company adopted the 2007 New Hire Incentive Plan, which provides for the granting of options to buy shares of Common Stock. Total shares reserved under this plan are 400,000 shares. Options granted under this plan generally vest over a three year period and expire seven years after grant.

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

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Price
Options outstanding at September 28, 2007	2,729,642	$10.30
Granted	6,200	5.43
Exercised	(60,452)	2.77
Forfeited	(94,519)	9.01
Expired	(229,486)	11.57

Options outstanding at June 27, 2008	2,351,385	$10.40

The total pretax intrinsic value of options exercised during the three months ended June 27, 2008 was $2. As of June 27, 2008 the total intrinsic value of options outstanding was $26 and the options had a weighted average remaining contractual term of 5.7 years. As of June 27, 2008 there were 1,682,532 options exercisable with a weighted average exercise price of $10.98 per share, an aggregate intrinsic value of $26, and a weighted average contractual life of 5.3 years.

Restricted stock

The Company’s plans provide for the issuance of restricted stock to employees, (“Nonvested shares” per FAS 123R). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, General Managers of certain of the Company’s business units, and other vice presidents which are based on performance goals, the shares issued generally vest over a two- to four-year period.

Information regarding restricted stock grants is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 28, 2007	961,447	$9.11
Granted	945,960	6.32
Vested	(190,573)	9.37
Canceled	(203,659)	9.71

Restricted stock outstanding at June 27, 2008	1,513,175	$7.29

Employee Stock Purchase Plan

In fiscal 2005, the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85 percent of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. At June 27, 2008 85,088 shares remain available for purchase.

Valuation and Expense Information under FAS 123(R)

The following table summarizes share based compensation expense related to share based payment awards, and employee stock purchases under FAS 123(R) for the three and nine months ended June 27, 2008 and June 29, 2007, respectively, which was allocated as follows:

	Three months ended		Nine months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Cost of sales	$151	$126	$387	$322

Research and development	127	113	319	329
Sales and marketing	281	487	961	1,441
General and administrative	637	580	1,876	1,395

Share based compensation expense included in operating expenses	1,045	1,180	3,156	3,165

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases	$1,196	$1,306	$3,543	$3,487

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

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the three and nine months ended June 27, 2008 were 17,928,000 shares and 17,750,000 shares, respectively; no incremental shares were included in the calculation of diluted net income per share for the periods as to do so would be antidilutive. Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. There was no dilutive effect of in-the-money employee stock options as of June 27, 2008 and June 29, 2007 due to the Company incurring a net loss for the three and nine months ended June 27, 2008 and June 29, 2007, respectively.

Note 7 – BUSINESS SEGMENTS

The Company is organized based on various display businesses, primarily specialty displays. Under this organizational structure, the Company operates in five main segments: Industrial, Medical, Control Room and Signage, Home Theater, and Commercial. The Industrial segment derives revenue primarily through the development and marketing of electroluminescent (EL) displays and liquid crystal displays (LCD) used in specialty applications. The Medical segment derives revenue primarily from diagnostic imaging systems for radiological use. The Control Room and Signage segment derives revenue primarily through the marketing of scalable video-wall displays and a line of large-area flat screen digital signage products, which include software to manage the signage content. These products are sold through integrators to end users. The Home Theater segment derives revenue primarily from the sales of innovative products for the high-end home theater enthusiast including high-performance home theater projection systems, video processing equipment, large-format thin video displays, and ambient light tolerant front-projections screens. The Commercial segment derives revenue primarily through the marketing of LCD desktop monitors, other touch displays, and business projectors that are sold through distributors to end users.

Effective March 31, 2007 the Company created the Home Theater segment due to the new product offerings associated with the acquisition of Runco. Prior to the third quarter of fiscal 2007, revenues relating to Planar branded home theater projectors, large-format thin displays, and front-projections screens were aggregated with the Commercial segment as they did not meet the threshold requirements for separate disclosure at that time. Amounts for these products for the nine months ended June 29, 2007 have been reclassified from the Commercial segment to the Home Theater segment to conform to the fiscal 2008 presentation. Revenues associated with Runco and Vidikron branded home theater products are also presented in the Home Theater segment.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Operating income (loss) from the segments includes specifically identifiable costs related to research and development, product development, and sales and marketing directly associated with each of the business units. Corporate expenses consist of expenses that are not directly associated with a particular segment and include general research expense, general marketing expense, finance and administration expense, human resources expense, legal expense, information systems expense, restructuring and impairment charges, acquisition related costs, amortization of intangible assets, share based compensation costs, and other corporate related expenses. Interest expense, interest income, and other non-operating items and income taxes by segment are not included in the internal segment information provided to the chief operating decision-maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to external customers below. In the third quarter of 2008, the Company revised certain assumptions made in allocating fiscal 2008 manufacturing costs between segments, which had no effect on fiscal 2007 allocations. The resulting revised allocations are reflected in operating income (loss) for the three and nine months ended June 27, 2008.

	Three months ended		Nine months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales to external customers (by segment):
Industrial	$16,428	$14,758	$51,260	$45,279
Medical	10,412	11,109	32,532	31,800
Control Room and Signage	14,500	16,995	44,302	47,918
Home Theater	13,182	6,246	39,585	8,346
Commercial	20,432	19,092	57,687	54,355

Total sales	$74,954	$68,200	$225,366	$187,698

Operating income (loss):
Industrial	$3,577	$3,053	$12,416	$11,185
Medical	2,020	1,494	5,134	3,604
Control Room and Signage	935	51	3,135	(221)
Home Theater	(2,388)	(993)	(6,627)	(3,288)
Commercial	1,678	958	3,290	1,880
Corporate	(67,554)	(10,414)	(86,344)	(28,572)

Loss from operations	$(61,732)	$(5,851)	$(68,996)	$(15,412)

Note 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	June 27, 2008	Sept. 28, 2007
Warranty reserve	$5,553	$5,667
Accrued compensation	7,923	14,736
Other	12,737	16,181

Total	$26,213	$36,584

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 60 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

	Three months ended		Nine months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Balance as of beginning of period	$5,584	$3,614	$5,667	$3,691
Cash paid for warranty repairs	(1,456)	(1,066)	(4,251)	(3,441)
Provision for current period sales	1,425	1,193	4,137	3,491

Balance as of end of period	$5,553	$3,741	$5,553	$3,741

NOTE 9 – DEBT

On August 6, 2008, the Company entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”). The Credit agreement, as amended, allows for borrowing up to one-third of the net value of its domestic inventory, accounts receivable, and property, plant and equipment. The credit agreement, as amended, allows for a maximum borrowing capacity of $20.0 million, expires on December 1, 2009, and is secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of June 27, 2008, there was $24.5 million outstanding under the credit agreement, which allowed for maximum borrowing capacity of $30.0 million at the end of June 2008, as compared to $23 million outstanding at September 28, 2007. The weighted average interest rates for the three and nine months ended June 27, 2008 were approximately 4.6% and 6.2%, respectively. Prior to the Fifth Amendment, the credit agreement contained certain financial covenants, including a minimum net worth covenant, with which the Company was not in compliance as of June 27, 2008. In the fourth quarter of 2008 the Company received a waiver for the third quarter violation of the minimum net worth covenant and entered into the aforementioned fifth amendment to the credit agreement which established new financial covenants, including the following: a fixed charge coverage ratio (to be measured subsequent to April 1, 2009), a collateral coverage ratio, and minimum tangible net worth. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers therefrom, would result in an event of default and could result in the acceleration of the Company’s debt, which in turn could lead to the inability to pay debts and the loss of control of certain assets. From its inception, the agreement has included a material adverse change clause which could be invoked by the lender. It is possible that the lender could invoke this clause and accelerate repayment of amounts due under the facility. Management does not believe that this is probable, but if this event occurred or any other covenant violation were not waived, the Company would need to pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets.

NOTE 10 – SUBSEQUENT EVENT

On August 6, 2008 the Company sold the stock of DOME imaging systems, inc., a subsidiary of Planar Systems, Inc. for approximately $34.25 million. This transaction represents a disposal of the Company’s Medical segment. Assets and liabilities associated with this disposal transaction were approximately $31.3 million and $8.9 million, respectively, as of June 27, 2008.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain statements that are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including the possibility that the Clarity Visual Systems and Runco International acquisitions will continue to present difficulties in integration and operations, and will continue to produce less than expected benefits and synergies; the possibility that the Company will experience additional impairment of goodwill and/or intangible assets; changes or slower growth in the digital signage and/or command and control display markets; changes or slower growth in the Home Theater Market; domestic and international business and economic conditions; any reduction in or delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; changes in the flat-panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners; final settlement of contractual liabilities; future production variables impacting excess inventory and other risk factors listed from time to time in the Company’s Securities and Exchange Commission (SEC) filings. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

Overview

Quarterly sales were $75.0 million in the third quarter of 2008 as compared to sales of $68.2 million in the third quarter of 2007. Net loss was $62.0 million, or $3.46 per share in the third quarter of 2008 as compared to a net loss of $4.1 million, or $0.24 per share in the third quarter of 2007. The increase in sales in the third quarter of 2008 was primarily due to increased sales in the Home Theater segment as a result of the acquisition of the business of Runco International, Inc. (“Runco”), which occurred late in the third quarter of 2007. The increase in quarterly sales was also due to increases in the Industrial and Commercial segments as a result of increased sales of EL and stereomirror products in the Industrial segment and higher average selling prices in the Commercial segment. Net loss in the third quarter of 2008 was attributed primarily to $58.7 million of impairment and restructuring charges recognized in the third quarter related primarily to the impairment of goodwill and certain intangible assets associated with the Control Room and Signage and Home Theater segments.

In the Industrial segment, sales increased by $1.6 million to $16.4 million in the third quarter of 2008 as compared to $14.8 million in the third quarter of 2007. Operating income in this segment increased $0.5 million to $3.6 million in the third quarter of 2008 as compared to $3.1 million in the third quarter of 2007, primarily as a result of increased sales of EL products.

In the Medical segment, sales decreased by $0.7 million to $10.4 million in the third quarter of 2008 from $11.1 million in the third quarter of 2007. Operating income in the Medical segment increased $0.5 million to $2.0 million in the third quarter of 2008 as compared to $1.5 million in the third quarter of 2007 due primarily to reductions in the segment’s operating expenses and as a result of the sale of inventory that was previously determined to be excess or obsolete.

In the Control Room and Signage segment, sales decreased by $2.5 million to $14.5 million in the third quarter of 2008 as compared to $17.0 million in the third quarter of 2007. Operating income increased $0.8 million to $0.9 million in the third quarter of 2008 from $0.1 million in the third quarter of 2007 due primarily to reductions in research and development and sales and marketing expenses.

Sales in the Home Theater segment were $13.2 million in the third quarter of 2008 compared with sales of $6.2 million in the third quarter of 2007. Operating loss for this segment increased $1.4 million to $2.4 million in the third quarter of 2008 as compared to an operating loss of $1.0 million in the third quarter of 2007. The increase in operating loss was primarily due to increased manufacturing expenses incurred in connection with the Runco acquisition, due to challenges experienced in the integration of Runco’s manufacturing and service operations, and a lower average weekly sales rate related both to the operational challenges and slower demand due to the U.S. economic slowdown. Results of this segment in the third quarter of 2007 included only Planar branded Home Theater products prior to the date of the acquisition and Runco, Vidikron, and Planar branded products subsequent to the date of acquisition.

In the Commercial segment, sales increased by $1.3 million to $20.4 million in the third quarter of 2008 from $19.1 million in the third quarter of 2007. Operating income in the Commercial segment increased $0.7 million to $1.7 million in the third quarter of 2008 as compared to $1.0 million in the third quarter of 2007, primarily as a result of increases in average selling prices.

As previously disclosed, Planar launched an aggressive growth strategy two years ago with an objective to increase higher margin specialty display revenue from around $125 million to over $300 million. Due to a number of reasons, including a slower than anticipated economy, various initiatives have not yielded the intended results. As a result, the Company has instituted a new direction rather than wait for the current economic conditions to improve. The first step has been to act to stabilize the balance sheet to improve liquidity and reduce business risk. The second step has been to focus resources and incremental investments on businesses where performance is improving and where the Company believes value can be increased, while at the same time fixing the underperforming businesses.

Sales

The Company’s sales of $75.0 million in the third quarter of 2008 increased $6.8 million or 9.9% as compared to $68.2 million in the third quarter of 2007. The increase in sales in the third quarter of 2008 was due primarily to increased sales in the Home Theater segment as a result of the acquisition of Runco, as well as increases in sales in the Industrial and Commercial segments as a result of increased EL and stereomirror sales in the Industrial segment and higher average selling prices in the Commercial segment, offset by decreases in sales in the Medical and Control Room and Signage segments.

Sales in the Industrial segment increased $1.6 million or 11.3% to $16.4 million in the third quarter of 2008 as compared to $14.8 million in the third quarter of 2007. The increase was primarily due to a $2.6 million increase in sales of EL products and a $0.6 million increase in sales of stereomirror products. The increase in EL products was due primarily to the fulfillment of certain, large customer orders in the third quarter of 2008 and growth in the China market. Sales of stereomirror products increased as these newer products continue to increase their market penetration. These increases were partially offset by a decrease in sales of LCD products as a result of certain OEM contracts not being renewed.

Sales in the Medical segment decreased $0.7 million or 6.3% to $10.4 million in the third quarter of 2008 from $11.1 million in the same period of 2007. The decrease was primarily due to a $0.6 million decrease in sales of non-Diagnostic Imaging patient monitors as these lower margin products reach the end-of-life stage.

Sales in the Control Room and Signage segment decreased $2.5 million or 14.7% to $14.5 million in the third quarter of 2008 as compared to $17.0 million in the third quarter of 2007. The decrease was due primarily to a decrease in sales of Command and Control products as a result of fluctuations in customer demand due to the softness in the U.S. economy. Third quarter sales for this segment include $1.0 million with no associated costs which the Company received from a French customer who cancelled a large video wall project.

Sales in the Home Theater segment were $13.2 million in the third quarter of 2008 compared to $6.2 million in the third quarter of 2007. The increase in sales was the result of the acquisition of Runco which occurred late in the third quarter of fiscal 2007, which allowed the segment to increase its product offerings to include Runco and Vidikron products with the existing Planar branded home theater products. Sales in this segment in the third quarter of 2007 included only Planar branded Home Theater products prior to the date of the acquisition and Runco, Vidikron, and Planar branded products subsequent to the date of acquisition.

Sales in the Commercial segment increased $1.3 million or 7.0% to $20.4 million in the third quarter of 2008 as compared to $19.1 million in the third quarter of 2007. The increase was due primarily to an increase in average selling prices for Commercial products.

The Company’s sales of $225.4 million in the first nine months of 2008 increased $37.7 million or 20.1% compared to $187.7 million in the first nine months of 2007. The increase in sales was primarily due to $31.2 million in additional revenue provided by the Home Theater segment in the first nine months of 2008 as compared to the same period of the prior year resulting primarily from the acquisition of Runco. The increase in sales is also due to increased sales in the Industrial, Medical, and Commercial segments which were partially offset by a decrease in sales in the Control Room and Signage segment for the first nine months of 2008 as compared to the first nine months of 2007.

Industrial segment sales increased $6.0 million or 13.2% to $51.3 million in the first nine months of 2008 from $45.3 million in the same period of 2007. The increase was primarily due to an increase in sales of EL, stereomirror, and custom glass products as a result of increased customer demand. These increases were partially offset by decreases in LCD and ALD products as a result of the certain, older OEM contracts not being renewed.

Medical segment sales increased $0.7 million or 2.3% to $32.5 million in the first nine months of 2008 from $31.8 million in the same period of 2007. The increase was primarily due to increases in sales of Diagnostic Imaging products which were partially offset by decreases of patient monitoring products. The increase in sales of Diagnostic Imaging products is a result of the Company’s continued focus on selling these higher-margin products.

Control Room and Signage segment sales decreased $3.6 million or 7.5% to $44.3 million in the first nine months of 2008 from $47.9 million in the same period of 2007. The decrease was primarily due to a decrease in sales of Command and Control products as a result of fluctuations in customer demand due to impact of the softening U.S. economy which affected customer demand. These decreases were partially offset by an increase in service revenues. Sales for this segment include $1.0 million with no associated costs which the Company received from a French customer who cancelled a large video wall project.

Sales in the Home Theater segment increased $31.3 million to $39.6 million in the first nine months of 2008 as compared to $8.3 million in the same period of the prior year. This increase was due to the acquisition of Runco late in the third quarter of 2007 which allowed the segment to increase its product offerings to include Runco and Vidikron products with the existing Planar branded home theater products.

Commercial segment sales increased $3.3 million or 6.1% to $57.7 million in the first nine months of 2008 from $54.4 million in the same period of 2007, primarily as a result of increased average selling prices for Commercial products.

International sales increased $0.8 million or 4.1% to $21.4 million in the third quarter of 2008 as compared to $20.6 million in the same period of the prior year. International sales for the first nine months of 2008 increased $8.9 million or 16.2% to $63.6 million from $54.7 million in the same period of 2007. The increase in international sales for the third quarter was due primarily to increased international sales of Home Theater and Industrial products as a result of increased penetration of certain international markets. The increase in international sales for the first nine months of 2008 was due primarily to increased international sales of Control Room and Signage, Industrial, and Home Theater products as a result of increased penetration of certain international markets. International sales in the Control Room and Signage segment were also positively impacted by demand increases and the strengthening Euro against the U.S. Dollar, as international sales for this segment are primarily Euro-denominated. As a percentage of total sales, international sales were 28.6% in the third quarter of 2008, as compared to 30.2% in the third quarter of 2007. In the first nine months of 2008, international sales were 28.2% as compared to 29.1% in the first nine months of 2007.

Gross Margin

The Company’s gross margin as a percentage of sales decreased to 25.1% in the third quarter of 2008 from 26.3% in the third quarter of 2007. The decrease was primarily due to decreases in gross margin as a percentage of sales in the Home Theater and Industrial segments which were partially offset by improvements in the Medical, Control Room and Signage, and Commercial segments. Margins in the Home Theater segment decreased due primarily to increased manufacturing expenses incurred in connection with the Runco acquisition, due to challenges experienced in the integration of Runco’s manufacturing and service operations, and a lower average weekly sales rate related both to the operational challenges and slower demand due to the U.S. economic slowdown. Results of the Home Theater segment in the third quarter of 2007 included only Planar branded Home Theater products prior to the date of the acquisition and Runco, Vidikron, and Planar branded products subsequent to the date of acquisition. Margins in the Industrial segment decreased primarily as a result of higher cost of goods sold related to EL products resulting from currency fluctuations as the majority of these costs are incurred in Euros to support U.S. Dollar denominated sales. In the Medical segment margins improved primarily due to improved product mix and the sale of inventory that was previously determined to be excess or obsolete. Margins in the Control Room and Signage segment improved in the third quarter of 2008 due to the introduction of new, higher-margin products. Margins in the Control Room and Signage segment were also positively impacted by the strengthening Euro as compared to the U.S. Dollar, as a large portion of the Control Room and Signage segment’s sales are denominated in Euros while most of its costs of goods sold are incurred in U.S. Dollars. This resulted in comparatively higher margins on Euro-denominated sales. Additionally, third quarter sales for this segment include approximately $1.0 million with no associated costs which the Company received from a French customer who cancelled a large video wall project. Commercial segment margins improved primarily as a result of sales increasing at a higher rate than cost of goods sold.

For the first nine months of 2008, the Company’s gross margin as a percentage of sales was 25.3% compared to 26.2% in the first nine months of 2007. The decrease in gross margin as a percentage of sales was primarily due to a greater portion of the Company’s sales being derived from the Home Theater segment in the first nine months of 2008 as compared to the first nine months of 2007 due to the acquisition of Runco, as the gross margins as a percentage of sales in the Home Theater segment are currently lower than the gross margins as a percentage of sales historically derived from the legacy Planar businesses.

Research and Development

Research and development expenses decreased $0.7 million or 14.6% to $3.9 million in the third quarter of 2008 from $4.6 million in the same third quarter of 2007. For the first nine months of 2008, research and development expenses decreased $1.0 million or 8.4% to $10.6 million from $11.6 million in the first nine months of 2007. The three and nine month decreases were primarily due to decreases in spending in the Medical, Industrial, Control Room and Signage, and Commercial segments due to fewer research and development projects, as compared to the same periods of the prior year. These decreases were partially offset by an increase in the Home Theater segment due to the acquisition of Runco and related product development initiatives. As a percentage of sales, research and development expenses decreased to 5.2% in the third quarter of 2008 as compared to 6.7% in the same quarter of the prior year. For the first nine months of 2008 research and development expenses, as a percentage of sales, were 4.7% as compared to 6.2% in the same period of the prior year. The three and nine month decreases are primarily due to higher sales and lower research and development expenses due to the reasons indicated above.

Sales and Marketing

Sales and marketing expenses decreased $0.2 million or 2.0% to $10.2 million in the third quarter of 2008 as compared to $10.4 million in same quarter of the prior year. Sales and marketing expenses increased $3.9 million or 13.7% to $32.3 million in the first nine months of 2008 as compared to $28.4 million in the same period of the prior year. The three month decrease was primarily due to decreases in the Control Room and Signage and Commercial segments and also due to a decrease in overall headcount and related compensation, and decreased stock compensation. The decrease in the Control Room and Signage segment was due primarily to lower headcount and decreased tradeshow and travel expenditures. The decrease in the Commercial segment was due to lower headcount and decreased promotions. These decreases were partially offset by increases in the Industrial and Home Theater segments. The increase in the Industrial segment is primarily a result of increased headcount and higher commissions paid to sales representatives as a result of increased sales. The increase in the Home Theater segment was primarily due to the acquisition of Runco in the third quarter of 2007. The nine month increase in sales and marketing expenses was primarily due to the acquisition of Runco and also due to an increase in the Industrial segment as a result of increased headcount and higher commissions in 2008 as compared to 2007. As a percentage of sales, sales and marketing expenses decreased to 13.7% in the third quarter of 2008 as compared to 15.3% in the same period of the prior year. As a percentage of sales, sales and marketing expenses were 14.3% in the first nine months of 2008 compared to 15.1% in the same period of the prior year. The three month decrease is due to the increase in sales which provided a larger base over which to absorb sales and marketing expenses, which decreased for the reasons indicated above. The nine month decrease in sales and marketing expenses as a percentage of sales was primarily due to higher sales which were partially offset by higher sales and marketing expenses.

General and Administrative

General and administrative expenses decreased $0.1 million or 2.3% to $5.6 million in the third quarter of 2008 from $5.7 million in the same period of the prior year. General and administrative expenses increased $1.7 million or 10.8% to $17.6 million in the first nine months of 2008 from $15.9 million in the same period of the prior year. The nine month increases in general and administrative expense were due primarily to increased spending and headcount as a result of the acquisition of Runco. As a percentage of sales, general and administrative expenses decreased to 7.5% in the third quarter of 2008 from 8.4% in the same period of the prior year. In the first nine months of 2008, general and administrative expenses, as a percentage of sales, decreased to 7.8% from 8.5% for the same period of the prior year. The three and nine month decreases in general and administrative expenses as a percentage of sales were due primarily to increased sales which were partially offset by increased general and administrative expenses.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets decreased $0.1 million or 5.9% to $2.0 million in the third quarter of 2008 from $2.1 million in the same period of the prior year. The decrease was due to certain assets being fully amortized in the third quarter of 2007 which was offset by the inclusion of a full three months of amortization for intangible assets related to the Runco acquisition. Amortization for these assets in the third quarter of 2007 included only amortization expense for the period subsequent to the acquisition. For the nine months of 2008, expenses for the amortization of intangible assets increased $0.5 million to $5.9 million as compared to $5.4 million in the first nine months of 2007 due to amortization recognized on the additional intangible assets recorded as a result of the Runco acquisition. In the third quarter of 2008 an impairment charge of $11.0 million was recorded to reduce the value of certain intangible assets to fair value, as discussed in Note 4 to the Financial Statements. As a result of the impairment charge, at June 27, 2008 the consolidated identifiable intangible assets subject to amortization, net of accumulated amortization consist primarily of $12.9 million for customer relationships, $8.1 million for developed technology, $2.5 million for trademarks and tradenames, and $0.2 million for non-compete agreements. These assets are being amortized over their remaining estimated useful lives, which have a weighted average life of approximately 6 years.

Impairment and Restructuring Charges

In the third quarter of 2008 the Company recorded $58.7 million of impairment and restructuring charges, related primarily to the impairment of the goodwill and certain intangible assets associated with the Control Room and Signage and the Home Theater segments, as discussed in Note 4 to the financial statements. Included in the $58.7 million charges in the third quarter of 2008 was $0.4 million in restructuring charges related to severance benefits resulting from the termination of certain employees who performed primarily management, engineering, sales, marketing, and administrative functions. In the first nine months of 2008 the Company recorded $58.0 million of impairment and restructuring charges. As discussed above, these charges related primarily to the impairment of goodwill and certain intangible assets, and also due to the restructuring charges recorded in the third quarter related to the termination of certain employees. In the first nine months of 2008 the Company reduced the severance liability by $0.8 million to reduce the liability associated with the restructuring plan adopted in the first quarter of 2007 to zero, as no amounts remain to be paid under this plan. The revision was recorded as a reduction in operating expenses.

Acquisition Related Costs

Acquisition related costs of $0.2 million in the third quarter of 2008 and $1.6 million for the first nine months of 2008 consist of one-time incremental costs associated with the acquisition of Runco and Clarity which were not capitalizable as property, plant, or equipment and were a direct result of the acquisitions. Acquisition costs include costs related to travel, moving expenses, and integration of the acquired companies’ IT systems into Planar’s existing IT infrastructure.

Total Operating Expenses

Total operating expenses increased $56.8 million to $80.6 million in the third quarter of 2008, from $23.8 million in the same period of the prior year. For the first nine months of 2008, total operating expenses increased $61.5 million to $126.1 million from $64.6 million in the same period of the prior year. The increase in operating expenses for the three and nine month periods ended June 27, 2008 as compared to the same periods of 2007 was primarily due $58.7 million of impairment and restructuring charges recognized in the third quarter. As a percentage of sales, operating expenses increased to 107.5% in the third quarter of 2008 from 34.8% in the same quarter of the prior year. As a percentage of sales, operating expenses increased to 55.9% in the first nine months of 2008 from 34.4% in the same period of the prior year. The increases in operating expenses as a percentage of sales for the three and nine months ended June 27, 2008, as compared to the same periods in the prior year, are due to the same reasons indicated above.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. Net interest expense was $0.3 million in the third quarter of 2008, compared to net interest expense of $0.1 million in the third quarter of 2007. Net interest expense for the first nine months of 2008 was $1.2 million compared to net interest income of $0.9 million in the same period of 2007. The changes were primarily due to lower interest income resulting from lower cash balances, and higher interest expenses incurred in 2008 as a result of the cash borrowed in conjunction with the acquisition of Runco.

Foreign currency exchange gains and losses are caused by timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Gains or losses on foreign currency also result from reflecting existing foreign exchange forward contracts at market value. Foreign currency gains and losses amounted to a net loss of $0.2 million in the third quarter of 2008 as compared to net loss of $0.1 million in the third quarter of 2007. In the first nine months of 2008, foreign currency gains and losses amounted to a net loss of $0.2 million as compared to a gain of $0.1 million in the same period of 2007.

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

Provision for Income Taxes

Income tax benefit recorded for the third quarter of fiscal 2008 was $0.1 million on pretax losses of $62.2 million, resulting in an effective tax rate of 0.2%, as compared to an income tax benefit of $1.9 million on pretax losses of $6.0 million in the third quarter of 2007, resulting in an effective tax rate of 31.5%. Income tax expense in the first nine months of 2008 was $0.2 million on pretax losses of $70.5 million, resulting in a negative 0.3% tax rate, as compared to an income tax benefit of $5.1 million on pretax losses of $14.4 million in the first nine months of 2007, resulting in an effective tax rate of 35.0%. The difference between the effective tax rate and the federal statutory rate is due largely to the rules surrounding the valuation allowance provided on all deferred tax assets. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term, normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pre-tax financial results, the effective tax rate can change materially based on small variations of income.

Net Loss

In the third quarter of fiscal 2008, net loss was $62.0 million or $3.46 per share. In the same quarter of the prior year, net loss was $4.1 million or $0.24 per share. For the first nine months of fiscal 2008, net loss was $70.7 million or $3.99 per share, compared to net loss of $9.4 million or $0.54 per share in the comparable period of the prior year.

Liquidity and Capital Resources

Net cash used by operating activities was $7.8 million in the first nine months of 2008 and $11.7 million in the same period of the prior year. The net cash used by operations in the first nine months of fiscal 2008 primarily relates to the net loss reported, and decreases in accounts payable and other current liabilities, which were partially offset by decreases in accounts receivable, inventories, and current assets, increases in deferred revenue, as well as increases in non-cash reconciling items for impairment charges, depreciation and amortization expense, and share based compensation, none of which required a current cash outlay.

Working capital decreased $14.3 million to $42.9 million at June 27, 2008 from $57.2 million at September 28, 2007 due primarily to the reclassification in the first quarter of 2008 of the amounts outstanding on the Company’s line of credit, as well as due to decreases in cash, inventory, and other current assets which were partially offset by increases in accounts receivable and decreases in accounts payable and other current liabilities. Total current assets decreased $7.9 million in the first nine months of fiscal 2008. Cash and cash equivalents decreased $4.7 million and accounts receivable increased $0.4 million, both due to the timing of shipments and payments made and due to the timing of collections of receivables. Inventories decreased $2.1 million due primarily to the Company’s focus on decreasing inventory levels. Other current assets decreased $1.4 million primarily due to the receipt of V.A.T. receivables from foreign jurisdictions. Current liabilities increased $6.4 million in the first nine months of 2008 due primarily to the reclassification of amounts outstanding on the

Company’s line of credit which was partially offset by decreases in accounts payable and other current liabilities. Accounts payable decreased $8.3 million due to the timing of payments to vendors, and other current liabilities decreased $10.4 million primarily due to decreases in accrued compensation and V.A.T. payables to foreign jurisdictions.

During the first nine months of 2008, cash of $2.1 million was used to purchase plant, property and equipment. These capital expenditures were primarily related to leasehold improvements to accommodate the integration of the Runco operations into the Company’s Beaverton, Oregon manufacturing facilities as well as tooling and information technology equipment.

On August 6, 2008, the Company entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”). The Credit agreement, as amended, allows for borrowing up to one-third of the net value of its domestic inventory, accounts receivable, and property, plant and equipment. The credit agreement, as amended, allows for a maximum borrowing capacity of $20.0 million, expires on December 1, 2009, and is secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of June 27, 2008, there was $24.5 million outstanding under the credit agreement, which allowed for maximum borrowing capacity of $30.0 million at the end of June 2008, as compared to $23 million outstanding at September 28, 2007. The weighted average interest rates for the three and nine months ended June 27, 2008 were approximately 4.6% and 6.2%, respectively. Prior to the Fifth Amendment, the credit agreement contained certain financial covenants, including a minimum net worth covenant, with which the Company was not in compliance as of June 27, 2008. In the fourth quarter of 2008 the Company received a waiver for the third quarter violation of the minimum net worth covenant and entered into the aforementioned fifth amendment to the credit agreement which established new financial covenants, including the following: a fixed charge coverage ratio (to be measured subsequent to April 1, 2009), a collateral coverage ratio, and minimum tangible net worth. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers therefrom, would result in an event of default and could result in the acceleration of the Company’s debt, which in turn could lead to the inability to pay debts and the loss of control of certain assets. From its inception, the agreement has included a material adverse change clause which could be invoked by the lender. It is possible that the lender could invoke this clause and accelerate repayment of amounts due under the facility. Management does not believe that this is probable, but if this event occurred or any other covenant violation were not waived, the Company would need to pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets.

The Company also has capital leases for various pieces of equipment. The total minimum lease payments are approximately $0.3 million, which are payable over the next two years. The Company believes its existing cash and investments together with cash generated from operations and borrowing capabilities will be sufficient to meet the Company’s working capital requirements for the foreseeable future.

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

The Euro is the functional currency of the Company’s European subsidiaries. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts and are not used as speculative instruments for trading purposes. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. The effect of a 10% change in exchange rates on the forward exchange contracts and the underlying hedged positions would not be material to the Company’s financial position or the results of operations.

The table below summarizes the nominal amounts of the Company’s forward exchange contracts in U.S. Dollars as of June 27, 2008 and June 29, 2007. The “bought” amounts represent the net U.S. dollar equivalent of commitments to purchase foreign currencies. The foreign currency amounts have been translated into a U.S. Dollar equivalent value using the exchange rate at the reporting date.

Forward contracts outstanding were as follows at June 27, 2008 and June 29, 2007:

	Bought (in Thousands) Three months ended
Foreign currency	June 27, 2008	June 29, 2007
Euro	$7,000	$3,800

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended June 27, 2008 that could significantly affect the Company’s internal controls over financial reporting.

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

Revenue from Commercial products grew to $102.2 million in fiscal 2005, and decreased to $83.4 million and $78.6 million in fiscal 2006 and 2007, respectively. Revenue from Commercial products was $57.7 million in the first nine months of 2008. This revenue could continue to decrease due to reductions in demand, competition, alternative products, pricing changes in the marketplace and potential shortages of products which would adversely affect the Company’s revenue levels and its results of operations. In addition, strategic changes made by the Company’s management to invest greater resources in specialty display markets could result in reduced revenue for the Commercial segment. This segment absorbs a portion of the Company’s fixed costs. If this segment was discontinued or substantially reduced in size, it may not be possible to eliminate all of the fixed overhead costs that are allocated to the segment. If that were the case, a portion of the allocated fixed costs would have to be absorbed by the other segments, potentially adversely affecting the Company’s overall financial performance.

Future operating results of Planar could be adversely affected as a result of purchase accounting treatment and the impact of amortization of intangible assets and stock compensation expense relating to the acquisitions of Clarity and Runco.

In accordance with accounting principles generally accepted in the United States, Planar has accounted for the Clarity and Runco acquisitions using the purchase method of accounting. The Company expects that it will incur large, ongoing expenses resulting from the amortization of intangible assets, including but not limited to purchased developed technology, trademarks and tradenames, and customer relationships. Under the purchase method of accounting, the Company has recorded the cash paid and the market value of the Planar capital stock issued in connection with the acquisitions, the fair value of the options to purchase Planar common stock, and the amount of direct transaction costs as the cost of acquiring the businesses of Clarity and Runco. The Company allocated the cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as developed acquired technology, acquired trademarks and tradenames and acquired customer relationships), based on their respective fair values at the date of the completion of the acquisition.

The excess of the purchase price over the fair market values of the underlying net identifiable assets deemed acquired was accounted for as goodwill. In the third quarter of 2008 Planar conducted its annual test for goodwill impairment and determined that impairment had occurred. Because of this, impairment charges were incurred in the third quarter of 2008 to write-off the value of the goodwill associated with the acquisitions of Clarity and Runco. Impairment charges were also incurred to write-down certain intangible assets associated with the acquisitions of Clarity and Runco. The remaining value of these intangible assets will be amortized over the useful lives of the respective assets and could, in the future, experience additional impairment. A determination of impairment could result in a material charge to operations in a period in which an impairment loss is recognized. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Planar could potentially incur additional significant costs or losses of sales associated with the acquisitions of Clarity and Runco.

The Company has incurred significant costs associated with the acquisitions of Clarity and Runco, including the goodwill and intangible impairment charges recorded in the third quarter of 2008. The Company believes that it may incur additional charges to operations, which are not currently reasonably estimable, in subsequent quarters following the acquisitions associated with integration of Clarity and Runco. If the benefits of the acquisitions continue to not exceed the associated costs, or if completed integration activities are determined to have been improperly executed, Planar’s financial results and cash flows could suffer and the market price of Planar’s common stock could continue to decline.

Successful operation of these businesses has had and will require significant efforts by Planar and it is not certain that the Clarity and Runco business operations will be successful or that any of the anticipated benefits will be realized. The risks of unsuccessful operation of the Companies include:

•	disruption of Planar’s business

•	distraction of management; and

•	adverse financial results related to unanticipated expenses associated with operation of the businesses.

The Company may not be successful in its effort to enter new markets with new products in the Home Theater segment.

The Company has entered the Home Theater display market with new products. Additionally, the Company completed the acquisition of Runco and sells Runco and Vidikron branded products. These are products and markets that have not been part of business in the past and the Company may not execute its plans for these products and markets successfully. For instance, in the second quarter of 2008 the Company experienced softness due to execution issues in connection with the integration of the Runco operations into the Company’s existing operations. The Company also experiences impacts related to softness in the U.S. economy that materially and adversely impacted our sales and profitability in the Home Theater segment in the second and third quarters of 2008.

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

The Company has intangible assets recorded on the balance sheet, which relate primarily to developed technology, trademarks and tradenames, customer relationships, and non-compete agreements. The value of intangible assets represents the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The estimated future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as occurred in the third quarter of 2008.

In addition, goodwill has been recorded which relates to the Medical and Industrial segments. Goodwill is not amortized, but is evaluated annually, or when indicators of potential impairment exist. If the expected future cash flows decline, a reduction in the value of goodwill will be required, such as the reduction in value incurred in the fourth quarter of 2005 and the third quarter of 2008.

The Company’s indebtedness could reduce its ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company incurred a significant amount of debt in conjunction with the acquisition of Runco in fiscal 2007. This leverage reduces the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage also limits flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security under its credit agreement, which includes certain financial covenants, as discussed in Note 9—Debt in the Notes to Consolidated Financial Statements which is included in Item 1—Financial Statements in this report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the acceleration of the debt, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2008. If the Company were unable to renew or extend this agreement, the Company would need to pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets.

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

A number of factors could impair Planar’s ability to successfully integrate and/or operate the Runco business, which could harm Planar’s business, financial condition and results of operations.

The Company is now engaged in various stages in the process of integrating Runco, which had previously operated independently as a private company. Successful integration and operation of this businesses has required and will continue to require significant efforts by Planar, including the coordination of product plans, research and development, sales and marketing efforts, management styles and expectations, and general and administration activities. The challenges involved in integrating and operating the businesses include, but are not limited to, the following:

•	consolidating product plans and coordinating research and development activities to permit efficient time-to-market introductions and time-to-volume production for new products and technologies;

•	integrating sales efforts so that customers can do business easily with Planar;

•	transitioning to common accounting and information technology systems;

•

developing and maintaining uniform standards, controls, procedures and policies, including controls over quality assurance and extending Planar’s internal controls over financial reporting to the operations of acquired businesses including Runco;

•	maximizing efficiency of operations by eliminating redundant functions, centralizing functions in appropriate locations to the extent possible and discontinuing unprofitable lines of business; and

•	controlling the costs associated with integration.

It is not certain that the Runco business operations will be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $2.28 to $8.34. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

In the Company’s Form 10-Q filed on May 7, 2008, the Company erroneously indicated that J. Michael Gullard was elected to the Board of Directors. In fact, Steven E. Wynne was elected to the Board of Directors with a term ending in 2011. 15,616,048 votes were cast for his election; 524,281 votes were withheld.

Item 6.	Exhibits.

(a)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC.
(Registrant)

DATE: August 6, 2008	/s/ Scott Hildebrandt
Scott Hildebrandt
Vice President and Chief Financial Officer