Form 10-K
period 2008-09-26
PLANAR SYSTEMS INC
filed 2008-12-10
CIK 722392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File No. 0-23018

PLANAR SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Oregon	93-0835396
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1195 NW Compton Drive Beaverton, Oregon 97006	(503) 748-1100
(Address of principal executive offices) (Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock Preferred Stock Purchase Right	NASDAQ Global Market
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock of the registrant at March 28, 2008, excluding shares held by affiliates, was approximately $75,680,706.

Number of shares of Common Stock outstanding at December 5, 2008: 19,087,050

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of Registrant’s Proxy Statement for the annual meeting of shareholders to be held on February 19, 2009 are incorporated by reference into Parts II and III of this Report.

Part I

BUSINESS

Item 1.	General

Planar Systems, Inc. is a provider of specialty display solutions for customers in industrial, command and control, digital signage, specialty home theater, and commercial markets. Products include display components, completed displays, display systems and software based on a variety of flat panel and projection technologies. The Company has a global reach with sales offices in North America, Europe and Asia.

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

Planar is organized around four business segments—Industrial, Control Room and Signage, Home Theater, and Commercial.

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

Control Room and Signage

This business has two primary markets: the first, Command and Control, provides high-resolution video walls for the security, governmental, telecom, energy, industrial, broadcast, and transportation sectors; the second market served by this business, Digital Signage, is the emerging, high-growth market for digital signs. Key technologies used in solutions for video walls include rear-projection video cubes and image processing hardware and software. For Digital Signage, solutions are made up of large-format flat-panel LCD displays combined with digital signage management software. Industries served with Digital Signage solutions include transportation, retail, banking, and public venue advertising (indoor). Subsequent to the end of fiscal 2008 the Company entered into an agreement to sell a portion of its digital signage business for cash to Bally Gaming, Inc. Under the agreement Planar retains the Coolsign business and products for all fields of use other than the gaming industry while Bally has the rights to pursue the digital signage business in the gaming marketplace.

Home Theater

This business sells innovative products for the high-end home theater enthusiast including high-performance home theater projection systems, video processing equipment, large-format thin displays, and unique front-projection screens. Historically this business went to market under three uniquely positioned brands: Runco, Vidikron, and Planar branded Home Theater products. In the fourth quarter of 2008 the Company began to focus its resources primarily on the Runco brand as it reduced the number of brands marketed in this business. Runco products are primarily sold directly to custom home installation dealers in the United States and to Home Theater distributors outside the United States.

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

Research and Product Development

Planar makes investments in research and product development activities. Research expenses are primarily related to the commercialization of display technologies, new system architectures, software development and fundamental process improvements. Product development expenses are directly related to the design, prototyping and development of new products and technologies. Expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses and other costs associated with the Company’s ongoing efforts to develop new products, processes and enhancements. The Company spent $12.2 million, $12.4 million, and $6.0 million on research, development and product engineering for the fiscal years 2008, 2007, and 2006, respectively. These expenses were partially offset by contract funding from both government agencies and private sector companies of $0.8 million, $0.7 million, and $0.3 million, in fiscal years 2008, 2007, and 2006, respectively.

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

The Company employed sales professionals in many countries around the world and sells both directly to end users and through reseller channels. The primary focus is creating revenue through reseller channels. At the end of fiscal 2008, the Company employed sales resources in the United States, Netherlands, Norway, Finland, Germany, Italy, France, UK and China.

Only one customer represented over 10% of the Company’s revenue in fiscal 2008. Commercial and medical products sold to CDW comprised 11%, 11% and 17% of total consolidated sales in fiscal 2008, 2007, and 2006, respectively. Commercial products sold to International Computer Graphics (ICG) comprised 12% of total consolidated sales in 2006.

Backlog

The Company believes the backlog metric is of limited utility in predicting future sales because the Commercial segment, the Command and Control segment, and the Home Theater segment operate on a ship-to-order basis.

As of September 26, 2008 and September 28, 2007 the Company’s backlog, which includes all accepted contracts and orders, was approximately $28.3 million and $32.5 million, respectively. Backlog at September 26, 2008 and September 28, 2007 includes orders of approximately $0.9 million and $2.3 million, respectively, for end-of-life products. Variations in the magnitude and duration of contracts and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

Manufacturing and Raw Materials

The Company contracts with offshore partners for its manufacturing and assembly capacity, with the exception of an EL manufacturing facility in Finland and assembly and integration operations in Oregon and France. The Company believes that its effective management of these partners and its global supply chain is an important competency and competitive advantage.

Quality and reliability are emphasized in the design, manufacture and assembly of all the Company’s products. All of Planar’s facilities have active operator training/certification programs and regularly use advanced statistical process control techniques. The Company’s products undergo thorough quality inspection and testing throughout the manufacturing process. The Company’s Industrial operating unit has received and maintains their ISO9001 certification. This certification requires that a company meet a set of criteria established by an independent, international quality organization that measures the quality of systems, procedures and implementation in manufacturing, marketing and development of products and services.

The Company’s EL manufacturing facility in Finland produces a wide range of display types and sizes. Manufacturing operations consist of the procurement and inspection of components, manufacture of EL displays using a thin-film atomic layer deposition process, final assembly of some components and extensive testing of finished products.

The Company currently procures from outside suppliers all of its raw materials, including raw glass, driver integrated circuits, electronic circuit assemblies, power supplies, high-density interconnects, engines, rear- projection screens, and projectors. Significant raw material supply risks to the Company’s operations involve the procurement of LCD panel glass and rear-projection screens. The Company strives to buy these materials from multiple partners and forecast demand as accurately as possible to effectively manage this risk and ensure supply of these components. The Company continues to work at diversifying its supplier base for high resolution glass and rear-projection screens. The Company procures most of its Runco branded projectors from one supplier. As such, a significant portion of the Home Theater segment’s revenues are substantially dependent on the continuation of the company’s relationship with the supplier.

Competition

Holding a strong competitive position in the market for specialty displays requires maintaining a diverse product portfolio which addresses a wide variety of customer needs. In addition to the product portfolio, the Company competes with other display manufacturers based upon commercial availability, price, visual performance (e.g., brightness, color capabilities, contrast and viewing angle), brand reputation, firmware, size, design flexibility, power usage, durability, ruggedness and customer service. The Company believes its wide range of product offerings, flexibility, responsiveness, technical support and customer satisfaction programs are important to its competitive position.

The Company’s direct competitors are numerous and diverse. In display systems including AMLCD components sourced from manufacturers, Planar’s value-added specialty display products compete against those of NEC-Mitsubishi, Viewsonic, Dell and others in the Commercial market. In the Industrial market, the Company sometimes competes against the internal engineering functions of some of its OEM customers. In addition, other industrial display systems specialists include Global Display Solutions, NEC, Sharp, White Electronics and a variety of small, highly specialized producers. Our EL business primarily competes with substitute technologies. Our principal competitors in the Digital Signage market include Scala, Inc., NEC

Corporation of America’s Visual Systems division, 3M Digital Signage, and Wireless Ronin. Our principal competitors for the Command and Control market include Barco, Mitsubishi Electric Corp., and Christie Digital Systems, Inc. Our Home Theater products primarily compete against those of SIM2, Marantz, Dreamvision, Digital Projection International, and Pioneer Elite.

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

As of September 26, 2008, the Company had 569 employees worldwide; 326 in the United States and 243 in Europe and Asia. Of these, 131 were engaged in marketing and sales, 71 in research and product development, 76 in general and administration, and 291 in manufacturing and manufacturing support.

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

In accordance with accounting principles generally accepted in the United States, Planar accounted for the Clarity and Runco acquisitions using the purchase method of accounting. The Company expects that it will incur large, ongoing expenses resulting from the amortization of intangible assets, including but not limited to purchased developed technology, trademarks and tradenames, and customer relationships. Under the purchase method of accounting, the Company recorded the cash paid and the market value of the Planar capital stock issued in connection with the acquisitions, the fair value of the options to purchase Planar common stock, and the amount of direct transaction costs as the cost of acquiring the businesses of Clarity and Runco. The Company allocated the cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as developed acquired technology, acquired trademarks and tradenames and acquired customer relationships), based on their respective fair values at the date of the completion of the acquisition.

The excess of the purchase price over the fair market values of the underlying net identifiable assets deemed acquired was accounted for as goodwill. In the third quarter of 2008 Planar conducted its annual test for goodwill impairment and determined that impairment had occurred. Because of this, impairment charges of $47.4 million were incurred in the third quarter of 2008 to write-off the entire value of the goodwill associated with the acquisitions of Clarity and Runco. Impairment charges of $25.5 million were incurred in the third and fourth quarters of 2008 to write-down certain intangible assets associated with the acquisitions of Clarity and Runco in the third and fourth quarters of 2008. The remaining $9.4 million of these intangible assets will be amortized over the useful lives of the respective assets of approximately 3.5 years and could, in the future, experience additional impairment. A determination of impairment could result in a material charge to operations in a period in which an impairment loss is recognized as occurred in the third and fourth quarters of 2008. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Planar could potentially incur additional significant costs or losses of sales associated with the acquisition of Runco.

The Company has incurred significant costs associated with the acquisition of Runco, including the goodwill and intangible impairment charges recorded in the third and fourth quarters of 2008. The Company believes that it may incur additional charges to operations, which are not currently reasonably estimable, in subsequent quarters associated the activities of Runco. If the benefits of the acquisition continue to not exceed the associated costs, or if completed integration activities are determined to have been improperly executed, Planar’s financial results and cash flows could suffer and the market price of Planar’s common stock could continue to decline.

Successful operation of this business has had and will require significant efforts by Planar and it is not certain that the Runco business operations will be successful or that any of the anticipated benefits will be realized. The risks of unsuccessful operation of the Companies include:

•	disruption of Planar’s business

•	distraction of management; and

•	adverse financial results related to unanticipated expenses or losses associated with operation of the businesses.

The Company may not be successful in its effort to enter new markets with new products and may experience losses in the Home Theater segment.

The Company has entered the Home Theater display market with new products. Additionally, the Company completed the acquisition of Runco a leading brand in the Home Theater market. These are products and markets that have not been part of business in the past and the Company may not execute its plans for these products and markets successfully. For instance, in 2008 the Company experienced softness due to execution issues in connection with the integration of the Runco operations into the Company’s existing operations. The Company has also experienced impacts related to softness in the U.S. economy that materially and adversely impacted its sales and profitability in the Home Theater segment throughout 2008. The Company has incurred significant charges related to the restructuring of the Home Theater segment as it phases out the Vidikron brand and has changed the distribution model for Planar branded Home Theater products. In the future, the Company could incur additional restructuring charges and operating losses related to the Home Theater segment.

The Company’s operating results have significant fluctuations.

In addition to the variability resulting from the short-term nature of commitments from the Company’s customers, other factors contribute to significant periodic quarterly fluctuations in its results of operations. These factors include, but are not limited to, the following:

•	the receipt and timing of orders and the timing of delivery of orders;

•	the inability to adjust expense levels or delays in adjusting expense levels, in either case in response to lower than expected revenues or gross margins;

•	the volume of orders relative to the Company’s capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the lifecycles of customers’ products;

•	changes in cost and availability of labor and components;

•	product mix;

•	variation in operating expenses;

•	vesting of restricted stock based upon achievement of certain performance measures;

•	pricing and availability of competitive products and services;

•	changes—whether or not anticipated—in economic conditions; and

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

The Company has intangible assets recorded on the balance sheet, which relate primarily to developed technology, trademarks and tradenames, and customer relationships. The value of intangible assets represents the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The estimated future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as occurred in the third and fourth quarters of 2008.

In addition, goodwill has been recorded which relates to the Industrial segment. Goodwill is not amortized, but is evaluated annually, or when indicators of potential impairment exist. If the expected future cash flows decline, a reduction in the value of goodwill will be required, such as the reduction in value incurred in the fourth quarter of 2005 and the third quarter of 2008.

Indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company has a credit agreement with a $20 million borrowing capacity. No amounts were outstanding under the agreement as of September 26, 2008. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security under its credit agreement, which includes certain financial covenants, as discussed in Note 7—Borrowings in the Notes to Consolidated Financial Statements which is included in Item 1—Financial Statements in this report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at the time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2009. If the Company were unable to renew or extend this agreement, the Company would need to pursue other sources of financing, potentially including more costly alternatives, or the Company would need to dispose of certain assets.

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

Market conditions were characterized by rapid declines in end user pricing during portions of 2005, 2006, 2007, and 2008. Such declines cause the Company’s inventory to lose value and trigger price protection obligations for channel inventory. Supply and pricing of LCD panels has been very volatile and will likely be in the future. This volatility, combined with lead times of five to eight weeks, may cause the Company to pay too much for products or suffer inadequate product supply.

The Company does not have long-term agreements with its resellers, who generally may terminate their relationship with the Company with little or no notice. Such action by the Company’s resellers could substantially harm its operating results in this segment.

Revenue from Commercial products grew to $102.2 million in fiscal 2005, and decreased to $83.4 million in fiscal 2006 and $78.6 and $78.2 million in fiscal 2007 and 2008, respectively. This revenue could continue to decrease due to reductions in demand, competition, alternative products, pricing changes in the marketplace and potential shortages of products which would adversely affect the Company’s revenue levels and its results of operations. In addition, strategic changes made by the Company’s management to invest greater resources in specialty display markets could result in reduced revenue for the Commercial segment. This segment absorbs a portion of the Company’s fixed costs. If this segment was discontinued or substantially reduced in size, it may not be possible to eliminate all of the fixed overhead costs that are allocated to the segment. If that were the case, a portion of the allocated fixed costs would have to be absorbed by the other segments, potentially adversely affecting the Company’s overall financial performance.

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

For most of the Company’s products, vendor lead times significantly exceed its customers’ required delivery time causing the Company to order to forecast rather than order based on actual demand. Competition in the market continues to reduce the period of time customers will wait for product delivery. Ordering raw material and building finished goods based on the Company’s forecast exposes the Company to numerous risks including its inability to service customer demand in an acceptable timeframe, holding excess and obsolete inventory or having unabsorbed manufacturing overhead.

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

The disposal of an operating segment could result in unabsorbed overhead costs that must be absorbed by the remaining segments.

In the third quarter of fiscal 2008 the Company disposed of the Medical segment. Each of the Company’s business segments absorbs a portion of the Company’s fixed costs, and it may not be possible to eliminate all of the fixed overhead costs that were previously allocated to the Medical segment. The portion of any fixed overhead costs that are not eliminated must be absorbed by the remaining segments, potentially adversely affecting the Company’s overall financial performance. Additionally, if the Company were to eliminate or substantially reduce the size of any other segments in the future, it may not be possible to eliminate all associated fixed overhead costs, which would also have to be absorbed by the remaining segments. This could potentially adversely affect the Company’s overall financial performance in the future.

A number of factors could impair Planar’s ability to successfully operate the Runco business, which could harm Planar’s business, financial condition and results of operations.

The Company is now past the various stages of integrating Runco, which had previously operated independently as a private company. Integration and operation of this businesses has required and will continue to require significant efforts by Planar, including the coordination of product plans, research and development, sales and marketing efforts, management styles and expectations, and general and administration activities. The challenges involved in operating the businesses include, but are not limited to, the following:

•	consolidating product plans and coordinating research and development activities to permit efficient time-to-market introductions and time-to-volume production for new products and technologies;

•	integrating sales efforts so that customers can do business easily with Planar;

•	Collecting cash from customer accounts;

•	maintaining uniform standards, controls, procedures and policies, including controls over quality assurance; and

•	maximizing efficiency of operations by eliminating redundant functions, centralizing functions in appropriate locations to the extent possible and discontinuing unprofitable lines of business.

It is not certain that the anticipated benefits of the Runco acquisition will be realized.

In addition, in connection with any future acquisitions or investments, the Company could:

•	issue stock that would dilute the Company’s current shareholders’ percentage ownership;

•	incur debt and assume liabilities that could impair the Company’s liquidity;

•	incur amortization expense related to intangible assets;

•	uncover previously unknown liabilities; or

•	incur large and immediate write-offs that would reduce net income.

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

The Company’s ability to compete successfully depends on a number of factors, both within and outside its control. These factors include, but are not limited to:

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

The Company’s manufacturing, sales and distribution operations in Europe and Asia create a number of logistical and communications challenges. The Company’s international operations also expose the Company to various economic, political and other risks, including, but not limited to, the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	employee turnover or labor unrest;

•	lack of developed infrastructure;

•	difficulties protecting intellectual property;

•	risks associated with outbreaks of infectious diseases;

•	the burdens and costs of compliance with a variety of foreign laws;

•	political or economic instability in certain parts of the world;

•	effects of doing business in currencies other than the Company’s functional currency; and

•	effects of foreign currency fluctuations on overall financial results.

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

The Company must provide increasingly rapid product turnaround and respond to ever-shorter lead times, while at the same time meet its customers’ product specifications and quality expectations. A variety of conditions, including bankruptcy and other conditions both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. These actions by a significant customer or by a set of customers could adversely affect the Company’s business. On occasion, customers require rapid increases in production, which can strain the Company’s resources and reduce margins. The Company may lack sufficient capacity at any given time to meet customers’ demands. Commercial and Medical products sold to one customer comprised 11%, 11% and 17% of total consolidated sales in fiscal 2008, 2007, and 2006, respectively. Sales to this customer, if lost, would have a material, adverse impact on the results of operations. If accounts receivable from a significant customer or set of customers became uncollectible, a resulting charge could have a material, adverse effect on operations, although the Company does maintain allowances for estimated losses resulting from the inability of its customers to make required payments.

The Company may lose key licensors, sales representatives, foundries, licensees, vendors, other business partners and employees due to uncertainties regarding the recent acquisitions, the future results of Planar, or the worldwide economic condition, which could seriously harm Planar.

Sales representatives, vendors, resellers, distributors, and others doing business with the Company may experience uncertainty about their future role with the Company, may elect not to continue doing business with Planar, may seek to modify the terms under which they do business in ways that are less attractive, more costly, or otherwise damaging to the business of Planar, or may declare bankruptcy or otherwise cease operations. Loss of relationships with these business partners could adversely affect Planar’s business, financial condition, and results of operations.

Similarly, the Company’s employees may experience uncertainty about their future role with the Company to the extent that its strategies are changed significantly. This may adversely affect Planar’s ability to attract and retain key management, marketing and technical personnel. The loss of a significant group of key technical personnel would seriously harm the product development efforts of Planar. The loss of key sales personnel could cause the Company to lose relationships with existing customers, which could cause a decline in the sales of the Company’s products.

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

The Company is exposed to a number of economic and industry factors that could result in write-offs of inventory. These factors include, but are not limited to, technological and regulatory changes in the Company’s markets, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, forecasting errors, new product introductions, quality issues with key suppliers, product phase-outs, future customer service and repair requirements, and the availability of key components from the Company’s suppliers. Additionally, while the Company does not generally enter into long-term purchasing commitments with its suppliers, there are certain Home Theater suppliers with which the Company has long-term purchasing commitments. These commitments could require the Company to purchase inventory it considers obsolete.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $2.10 to $7.33 and decreased to a low of $0.71 through the period ended December 5, 2008. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

In addition, the public stock markets have experienced extreme price and volume fluctuations that have particularly affected the market prices for many technology companies and that often have been unrelated to the operating performance of these companies. These broad market fluctuations and other factors may continue to adversely affect the market price of the Company’s common stock.

A significant slowdown in the demand for the products of the Company’s customers would adversely affect its business.

In portions of the Company’s Industrial segments, the Company designs and manufactures display solutions that its customers incorporate into their products. As a result, the Company’s success partly depends upon the market acceptance of its customers’ products. Accordingly, the Company must identify industries that have significant growth potential and establish relationships with customers who are successful in those industries. Failure to identify potential growth opportunities or establish relationships with customers in those industries would adversely affect the Company’s business. Dependence on the success of products of the Company’s customers exposes the Company to a variety of risks, including, but not limited to, the following:

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

The Company leases its primary manufacturing facilities and various sales offices in the United States and Europe. The Company leases 98,300 square feet of custom-designed space in the Beaverton, Oregon area for assembly operations. The European facility located in Espoo, Finland, is a custom-designed facility in which Planar leases 85,000 square feet, including approximately 15,000 square feet of cleanroom. Approximately 1,900 square feet of this facility is sub-leased to a third party. The Company also leases approximately 30,200 square feet in Albi, France which is used primarily for product development, final assembly, and test.

The Company leases approximately 72,000 square feet of class A office space in Beaverton, Oregon, which is used for administrative office space, sales and marketing design engineering and associated lab and research and development activities.

The Company owns a 21,000 square-foot facility, with approximately 6,000 square feet of cleanroom, also located in Beaverton, Oregon. The Company has sub-leased this property to a third-party.

The Company has field sales offices in key U.S. metropolitan areas and sales offices in Europe and Asia. The offices are located in the Portland, Helsinki, Paris, Rome, and Shanghai metropolitan areas. The Company also has a procurement office located in Taipei, Taiwan. Lease commitments for most of these facilities are typically six to twelve months. None of these sales offices has significant leasehold improvements nor are any planned.

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

	High	Low
Fiscal 2008
First Quarter	$7.33	$5.47
Second Quarter	6.57	4.14
Third Quarter	4.29	2.28
Fourth Quarter	3.19	2.10

Fiscal 2007
First Quarter	$12.05	$9.25
Second Quarter	10.74	8.24
Third Quarter	8.67	7.08
Fourth Quarter	8.34	6.09

Holders

As of September 26, 2008, there were 166 shareholders of record.

Dividend Policy

The Company currently intends to retain its earnings to support operations and, therefore, does not anticipate paying any cash dividends at this time.

Executive Compensation

The information set forth under the caption “Executive Compensation—Equity Compensation Plan Information” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 19, 2009, is incorporated by reference into this Report.

Stock Performance Graph

The following graph compares the monthly cumulative total returns for the Company, the NASDAQ Stock Market Index and an index of peer group companies selected by the Company.

	9/03	9/04	9/05	9/06	9/07	9/08
Planar Systems, Inc.	100.00	55.92	41.04	56.67	33.50	12.03
NASDAQ Composite	100.00	107.74	123.03	131.60	158.88	119.05
Peer Group	100.00	108.17	64.52	42.12	28.10	21.6

The total cumulative return on investment (change in stock price plus reinvested dividends) for each of the periods for the Company, the Nasdaq Stock Market index, and the peer group is based upon the stock price or index on September 26, 2003.

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

Item 6.	Selected Financial Data

	Fiscal year
	2008	2007	2006	2005	2004
	(Dollars in thousands except per share amounts)
Continuing Operations:
Sales	$259,310	$229,053	$168,647	$187,326	$209,266
Gross profit	49,017	51,292	39,646	35,640	40,472
Income (loss) from operations	(103,463)	(25,373)	4,223	(256)	9,006
Income (loss) from continuing operations	(105,211)	(26,446)	3,841	212	6,708
Net income (loss)[1].	(89,758)	(23,184)	6,280	(34,880)	9,278
Diluted net income (loss) per share from continuing operations	$(5.92)	$(1.52)	$0.25	$0.01	$0.45
Diluted net income (loss) per share	$(5.05)	$(1.33)	$0.41	$(2.37)	$0.62

Balance Sheet:
Working capital	$48,424	$57,202	$80,910	$98,796	$90,620
Assets	129,124	263,144	245,002	172,084	206,424
Long-term liabilities	6,615	35,749	14,697	4,934	7,223
Shareholders’ equity	70,432	153,887	167,575	131,238	165,528

1.	2008 Sale of the Medical segment. In the fourth quarter of fiscal 2008 the Company sold the stock of DOME imaging systems, inc., a subsidiary of Planar Systems, Inc for approximately $32.2 million. This transaction represented a disposal of the Company’s Medical segment.

2008 Impairment Charges. In the third and fourth quarters of fiscal 2008 the Company determined that the goodwill associated with the Control Room and Signage and Home Theater segments was impaired and recorded charges of approximately $47.4 million to write-off the goodwill associated with the Clarity and Runco acquisitions. Charges of $25.6 million were recorded in fiscal 2008 to write-down the intangible assets associated with both segments to their fair values.

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

2005 Impairment and Restructuring Charges. In the second and fourth quarters of fiscal 2005 the Company recorded approximately $39.9 million in impairment and restructuring charges as a result of certain long-lived assets being impaired, primarily intangible assets and goodwill, severance benefits related to the termination of certain employees, and other cost reduction actions taken during the year. These charges primarily related to the Medical segment, which was disposed of with the sale of DOME in the third quarter of 2008.

The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. These and other forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: the possibility that Planar will experience further difficulties integrating and operating the Clarity and Runco businesses; changes or slower growth in the digital signage and/or command and control display markets; further inability to realize expected benefits and synergies of the Clarity and Runco acquisitions; domestic and international business and economic conditions; any reduction in or delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; any inability to reduce costs quickly enough in response to unanticipated reductions in revenue; adverse impacts on the Company or its operations relating to or arising from the Company’s indebtedness including difficulties in obtaining financing, changes in the flat-panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners; final settlement of contractual liabilities; balance sheet changes related to updating certain estimates required for the purchase accounting treatment of the Clarity and Runco acquisitions; future production variables impacting excess inventory and other risk factors described under Item 1A. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

Allowance for Doubtful Accounts.    The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of the customer when determining or modifying their credit limits. The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, the Company initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to the Company, such as in the case of bankruptcy, deterioration in the customer’s operating results or financial position or other material events impacting their business, the Company records a specific allowance to reduce the related receivable to the amount the Company expects to recover.

The Company also records an allowance for all customers based on certain other factors including the length of time the receivables are past due, the amount outstanding, and historical collection experience with customers. The Company believes its reported allowances are adequate. However, if the financial condition of those customers were to deteriorate, resulting in their inability to make payments, the Company may need to record additional allowances which would result in additional operating expense being recorded for the period in which such determination was made.

Inventory.    The Company is exposed to a number of economic and industry factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage, or subject to lower of cost or market issues. These factors include, but are not limited to, technological and regulatory changes in the Company’s markets, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, changes to forecasts, new product introductions, quality issues with key suppliers, product phase-outs, future customer service and repair requirements, and the availability of key components from the Company’s suppliers. The Company’s policy is to reduce the value of inventory when conditions exist that suggest that its inventory may be in excess of anticipated demand or is obsolete based upon its assumptions about future demand for its products and market conditions. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the Company’s adjustments are intended to reduce the carrying value of its inventory to its net realizable value. If actual demand for the Company’s products deteriorates or market conditions become less favorable than those that the Company projects, additional inventory adjustments may be required.

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

As required by these rules, the Company performs an impairment review of goodwill annually or earlier if indicators of potential impairment exist. The annual impairment reviews are performed in the second quarter for the Industrial segment, the third quarter for the Home Theater segment and the fourth quarter for the Control Room and Signage segment. The impairment review completed in the second quarter for the Industrial segment did not indicate impairment. In the third quarter of 2008 the Company considered the continued decline in its share price and the continued trend of operating results and determined that a triggering event and therefore potential impairment had occurred. Accordingly, a review was completed in the third quarter for all segments’ associated goodwill. As discussed in Note 4 to the Consolidated Financial Statements, this review indicated an impairment of the goodwill associated with the Control Room and Digital Signage segment and the Home Theater segments and all goodwill associated with those segments was written off.

For identifiable intangible assets, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the undiscounted future cash flows from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based upon the impairment reviews performed in fiscal 2008, impairment charges were recorded (see additional discussion in Note 4—Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements). If the estimated cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur further charges for impairment of these assets. Additional impairment could result if the associated products do not sell as expected.

Share Based Compensation Expense.    On October 1, 2005, the Company adopted FAS 123(R), which requires the measurement and recognition of compensation expense for all share based payment awards made to our employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Upon adoption of FAS 123(R), the Company maintained its method of valuation of share based awards using the Black-Scholes option pricing model, which has historically been used for the purpose of the pro forma financial information in accordance with FAS 123. The determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards. The Company estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience. As share based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. If factors change and we employ different assumptions in the application of FAS 123(R) in future periods, the compensation expense that we record under FAS 123(R) may differ significantly from what we have recorded in the current period.

Income Taxes.    The Company records a valuation allowance when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. If the Company is able to realize the deferred tax assets in an amount in excess of its reported net amounts, an adjustment to decrease the valuation allowance associated with deferred tax assets would decrease goodwill or increase earnings in the period such a determination was made. Similarly, if the Company should determine that its net deferred tax assets may not be realized to the extent reported, an adjustment to increase the valuation allowance associated with the deferred tax assets would be charged to income in the period such a determination was made. On September 29, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

BUSINESS ACQUISITIONS AND DISPOSITIONS

In September 2006, the Company completed the acquisition of Clarity Visual Systems, Inc. (“Clarity”). Clarity is engaged in the design, development, manufacturing, marketing, distribution, support, and maintenance of large-screen video cube display systems for entertainment, business, transportation, government and retail market applications. As a result of the acquisition, the Company is able to broaden its product offerings in the specialized display market segments. The acquisition was accounted for as a purchase and, accordingly, the operations of Clarity have been included in the consolidated financial statements from the date of acquisition. See Note 3—Business Acquisitions in the Notes to Consolidated Financial Statements which is included in Item 8—Financial Statements and Supplementary Data in this report.

In May 2007, the Company acquired substantially all of the assets and certain liabilities of Runco International, Inc. (“Runco”), a supplier of premium video projectors, video processors, plasma screens and LCD’s to the home theater market. As a result of the acquisition the Company is able to accelerate its reach into the market for high-end home theater projection systems, large-format thin video displays, and front-projection screens. The acquisition was accounted for as a purchase and, accordingly, the operations of Runco have been included in the consolidated financial statements from the date of acquisition. See Note 3—Business Acquisitions in the Notes to Consolidated Financial Statements which is included in Item 8—Financial Statements and Supplementary Data in this report.

In August 2008, the Company sold the stock of DOME imaging systems, inc., a subsidiary of Planar Systems, Inc. to NDS Surgical Imaging for approximately $32.2 million, after closing adjustments. This transaction represented a disposal of the Company’s Medical segment. See Note 6—Discontinued Operations in the Notes to Consolidated Financial Statements which is included in Item 8—Financial Statements and Supplementary Data in this report.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of sales of certain items in the Consolidated Financial Statements of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Fiscal Years Ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 29, 2006
Sales	100.0%	100.0%	100.0%
Cost of sales	81.1	77.6	76.5

Gross profit	18.9	22.4	23.5
Operating expenses:
Research and development, net	4.4	5.1	3.4
Sales and marketing	13.6	14.2	7.3
General and administrative	8.7	9.4	9.8
Amortization of intangible assets	2.5	3.0	0.2
Acquisition related costs	0.6	1.1	—
Impairment and restructuring charges	29.0	0.6	0.3

Total operating expenses	58.8	33.5	21.0

Income (loss) from operations	(39.9)	(11.1)	2.5
Non-operating income (expense):
Interest, net	(0.3)	0.4	1.5
Foreign exchange, net	—	—	(0.4)
Other, net	(0.1)	0.1	—

Net non-operating income (expense)	(0.4)	0.5	1.1

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(40.3)	(10.6)	3.6
Provision for income taxes	0.3	0.9	1.3

Income (loss) from continuing operations before cumulative effect of accounting change	(40.6)	(11.5)	2.3
Income from discontinued operations	6.0	1.4	1.5
Income (loss) before cumulative effect of accounting change	34.6	10.1	3.8
Cumulative effect of change in accounting principle	—	—	(0.1)

Net income (loss)	(34.6)	(10.1)	3.7

Overview

Sales of $259.3 million in fiscal 2008 increased $30.3 million or 13.2% as compared to sales of $229.1 million in fiscal 2007. The increase in sales was primarily a result of increases in sales in the Home Theater segment due to the acquisition of Runco which was completed in third quarter of 2007, and also due to increased sales in the Industrial segment. In 2008, net loss was $89.8 million and net loss per share was $5.05, as compared to net loss of $23.2 million and net loss per share of $1.33 in fiscal 2007. The net loss in 2008 was significantly affected by impairment and restructuring charges recognized in the second half of fiscal 2008. The loss in 2008 was partially offset by the gain recognized on the sale of DOME imaging, inc., (“DOME”) which occurred in the fourth quarter of 2008.

In the Industrial segment, sales increased $11.1 million to $72.7 million in 2008 from $61.6 million in 2007. The increase in sales was due primarily to an increase in sales of certain retail display products due to new design wins for AMLCD products and increased customer demand for EL and stereomirror products. These increases were partially offset by decreases in sales of LCD products. Operating income in the Industrial segment was $14.5 million in 2008 and $14.4 million in 2007. The increase in operating income was due primarily to the increase in sales and corresponding increase in gross profit which were partially offset by increases in sales and marketing expense.

In the Control Room and Signage segment, sales were $58.2 million in 2008 as compared to $65.3 million in 2007, a decrease of approximately $7.1 million, or 10.9%. The decrease in sales was due primarily to a decrease in Command and Control products as a result of the softening U.S. economy which affected customer demand. These decreases were partially offset by increases in service revenues in 2008, as compared to 2007 and also due to increases in sales outside of the United States partially as a result of the positive impact of the strengthening Euro as compared to the U.S. Dollar, as a large portion of this segment’s sales are denominated in Euros. Operating income for this segment was $3.1 million in fiscal 2008 as compared to $20 thousand in fiscal 2007 due to improved margins and also due to decreases in research and development and sales and marketing expenses.

In the Home Theater segment, sales were $50.3 million in 2008 as compared to $23.6 million in 2007. The increase in sales was primarily the result of the acquisition of Runco which occurred in the third quarter of fiscal 2007. Operating loss for this segment was $14.8 million in fiscal 2008 as compared to operating loss of $5.5 million in fiscal 2007 due to lower margins in 2008 as compared to 2007 and also due to increases in research and development and sales and marketing expenses.

In the Commercial segment, sales decreased by $0.4 million to $78.2 million in 2008 from $78.6 million in 2007 as revenues were impacted by an approximate 3.9% increase in average selling price for commercial products which was offset by an approximate 4.6% decrease in volume. Operating income in the Commercial segment improved to $4.3 million in 2008 as compared to $2.8 million in 2007. This improvement was primarily due to higher gross margins in fiscal 2008 related to an improved mix of higher margin touch monitors and commercial projector products. These increases were also partially affected by reduced sales and marketing expenses in 2008 as compared to 2007.

In August 2008 the Company sold the stock of DOME, a subsidiary of Planar Systems, Inc. to NDS Surgical Imaging for approximately $32.2 million in cash, after closing adjustments. This transaction represents a disposal of the Company’s Medical segment.

In fiscal 2008 the Company initiated a new strategic direction intended to fix or fix and sell its under-performing or non-strategic business segments, reduce costs, and improve and strengthen its balance sheet. The first step in this process was completed during the fourth quarter with the sale of DOME, as discussed above. Subsequent to the end of fiscal 2008 the Company entered into an agreement to sell a portion of its digital signage business for cash to Bally Gaming, Inc. who has the rights to pursue the digital signage business in the gaming industry. Planar will continue to pursue opportunities to partner in other markets for the digital signage business. In fiscal 2008 the Company also initiated a restructuring plan to reduce costs associated with global operations and production as well changes in the Home Theater segment.

Sales

Sales of $259.3 million in 2008 increased $30.3 million or 13.2% as compared to sales of $229.1 million in 2007. The increase in sales was due primarily to increases in the Home Theater and Industrial segments. The increase in the Home Theater segments is due to the acquisition of Runco in the third quarter of 2007. The increase in the Industrial segment is due primarily to new design wins and increased customer demand. These increases were partially offset by sales decreases in the Control Room and Signage and Commercial segments. The decrease in the Control Room and Signage segment was due primarily to a decrease in sales of Command and Control products. Sales in the Commercial segment decreased minimally in 2008, as increases in average selling prices were partially offset by decreases in volume.

Sales in the Industrial segment increased $11.1 million or 18.0% to $72.7 million in 2008 from $61.6 million in 2007. The increase in sales was primarily due to increased sales of AMLCD, EL, and Stereomirror products which were partially offset by decreased sales of LCD products. Sales of AMLCD products increased primarily due to new custom retail display products developed for a customer, which began shipping during the fourth quarter of 2008 while sales of EL and stereomirror products increased as a result of increased customer demand. The decrease in LCD sales was primarily the result of certain older OEM contracts not being renewed.

Sales in the Control Room and Signage segment decreased $7.1 million or 10.9% to $58.2 million in 2008 from $65.3 million in 2007. The decrease was primarily a result of a decrease in sales of Command and Control products in 2008 as compared to 2007 due to fluctuations in customer demand from the impact of the softening U.S. economy which affected customer demand. This decrease was partially offset by increases in service revenue.

Sales in the Home Theater segment increased $26.7 million or 113% to $50.3 million in 2008 from $23.6 million in 2007. The increase was due to the acquisition of Runco late in the third quarter of 2007 which allowed the segment to increase its product offering to include Runco and Vidikron products with the existing Planar branded home theater products throughout 2008.

Sales in the Commercial segment decreased $0.4 million or 0.5% to $78.2 million in 2008 from $78.6 million in 2007 as increases in average selling prices were offset by decreases in volume.

Sales of $229.1 million in 2007 increased $60.4 million or 35.8% as compared to sales of $168.6 million in 2006. The increase in sales was due to increases in the Control Room and Signage and Home Theater segments as a result of the acquisitions of Clarity and Runco as neither of these segments had significant sales in 2006. These increases were partially offset by decreases in sales in the Industrial and Commercial segments. Sales in the Commercial segment decreased $4.8 million or 5.9% to $78.6 million in 2007 from $83.4 million in 2006 as sales were impacted by lower average selling prices of desktop monitors, the effect of which was partially offset by increases in sales from higher volumes of both desktop monitors and specialty displays. Sales in the Industrial segment decreased $18.4 million or 23.0% to $61.6 million in 2007 from $80.0 million in 2006, due primarily to decreased sales of both EL and AMLCD products which were partially offset by increases in sales of LCD products. Sales of EL and AMLCD products decreased due to certain products reaching the end-of-life stage in previous periods, from which lower revenues resulted as compared to the prior year, and certain OEM contracts not being renewed. Sales of LCD products increased as a result of new design wins.

Sales outside the United States increased by 14.6% to $68.7 million in 2008 as compared to $60.0 million recorded in 2007, and increased by 81.7% in 2007 as compared to $33.0 million recorded in 2006. In fiscal 2008 the increase in international sales was primarily due to increases in the Home Theater, Control Room and Signage, and Industrial segments as a result of increased penetration of certain international markets. International sales in the Control room and signage segment were also positively impacted by the strengthening Euro against the U.S. Dollar throughout fiscal 2008, as international sales for this segment are primarily Euro-denominated. In fiscal 2007 the increase in international sales was primarily due to sales of Command and Control products outside of the United States which were approximately $27.9 million in fiscal 2007; there was not a high volume of Command and Control products sold outside of the United States in fiscal 2006 as these additional product sales were the result of the Company’s acquisition of Clarity. As a percentage of total sales, international sales were 26.5% in 2008, 26.2% in 2007, and 19.6% in 2006. The fluctuations from 2007 to 2008 were primarily due to a higher proportion of the Control Room and Signage segment’s sales occurring outside of the United States in 2008, as compared to 2007. This resulted from the positive impact of foreign currency fluctuations, as discussed above as well as improvements in certain international markets, and also due to a decrease in this segment’s sales in the United States as demand has decreased due to the softness in the U.S. economy. The fluctuations from 2006 to 2007 were primarily due to the acquisition of Clarity, which has historically had a higher mix of international sales than Planar has historically experienced. Following the acquisition, the Control Room and Digital Signage continued to sell to existing and new international customers, increasing the Company’s overall international sales mix.

Gross Profit

Gross profit as a percentage of sales decreased to 18.9% in 2008 as compared to 22.4% in 2007. Total gross profit decreased $2.3 million to $49.0 million in 2008 as compared to $51.3 million in 2007. The decrease in gross profit is primarily due to decreases in the Home Theater and Industrial segments. Margins in the Home Theater segment decreased due primarily to increased manufacturing expenses incurred in connection with the Runco acquisition, challenges experienced in the integration of Runco’s manufacturing and service operations, and a lower average weekly sales rate related both to the operational challenges and slower demand due to the U.S. economic slowdown. Margins in the Industrial segment decreased primarily as a result of changes in product mix and higher cost of goods sold related to EL products resulting from currency fluctuations as the majority of these costs are incurred in Euros to support U.S. Dollar denominated sales. Additionally, margins were negatively impacted by inventory charges of $5.2 million recorded in the fourth quarter of 2008 related to slow moving and end-of-life products primarily in the Home Theater and Control Room and Signage segments. The decreases in margins in the Home Theater and Industrial segments were partially offset by increases in margins in the Control Room and Signage, and Commercial segments. Margins in the Control Room and Signage segment increased primarily as a result of the introduction of new, higher-margin products and also due to the positive impact of the strengthening Euro as compared to the U.S. Dollar, as a large portion of the Control Room and Signage segment’s sales are denominated in Euros while most of its costs of goods sold are incurred in U.S. Dollars. This resulted in comparatively higher margins in Euro-denominated sales. Additionally, sales for this segment include approximately $1.0 million of cancellation fees with no associated costs which the company received from a French customer who cancelled a large video wall project. In the Commercial segment the increase in margins was primarily as a result of sales increasing at a higher rate than cost of goods sold.

Gross margins as a percentage of sales decreased to 22.4% in 2007 as compared to 23.5% in 2006 due primarily to decreases in the Industrial segment as a result of inventory charges related to slow moving and end-of-life products, which were partially offset by increased margins experienced in the Home Theater segment as a result of the acquisition of Runco in the third quarter of 2007.

Research and Development

Research and development expenses of $11.4 million in 2008 decreased $0.3 million or 2.7% from $11.7 million in 2007. The decrease was primarily due to decreases in the Industrial and Control Room and Signage segments which were partially offset by increases in research and development expense in the Home Theater segment. In the Industrial and Control Room and Signage segments research and development expenses decreased due to fewer research and development projects, as compared to the same periods of the prior year, offset by increases in the Home Theater segment due to the acquisition of Runco and related product development initiatives undertaken throughout 2008.

In 2007 research and development expenses of $11.7 million increased $6.0 million or 105.3% from $5.7 million in 2006. The increase was primarily due to the establishment of the Control Room and Digital Signage and Home Theater segments, which did not have significant expenses in 2006. These increases were partially offset by decreases in research and development expenses in the Industrial segment. Research and development expenses in the Industrial segment decreased primarily due to the termination of certain projects that were in process prior to the Clarity acquisition. Prior to the acquisition of Clarity in 2006 the Industrial segment had invested in a project to internally develop retail kiosk products. These investments were assumed by the Control Room and Signage segment when the Company acquired Clarity. No additional amounts were incurred by the Industrial segment in 2007 related to these projects, contributing to its decrease in research and development expense in 2007. In addition overall expenses decreased in 2007 due to lower performance compensation as compared to 2006. As a percentage of sales, research and development expenses decreased to 4.4% in 2008 as compared to 5.1% in 2007 due to reduced spending and increased sales. In 2006 research and development expenses were 3.4%. The increase from 2006 to 2007 is primarily as a result of increased spending in the Control Room and Signage and Home Theater segments.

Sales and Marketing

Sales and marketing expenses increased $2.6 million or 8.0% to $35.2 million in 2008 from $32.6 million in 2007. The increase was primarily due to increased costs related to the Home Theater segment, which did not have significant expenses in 2007 and increased costs in the Industrial segment. The increase in the Home Theater segment was primarily due to the acquisition of Runco in the third quarter of 2007. The increase in the Industrial segment is primarily due to increased headcount and higher commissions paid to sales representatives as a result of increased sales. These increases were partially offset by decreases in both the Commercial and Control Room and Signage segments. Sales and Marketing expense in the Commercial segment decreased primarily as a result of lower headcount and decreased spending on sales promotions while decreases in the Control Room and Signage segment were primarily due to lower headcount and decreased tradeshow and travel expenditures.

As a percentage of sales, sales and marketing expenses decreased to 13.6% in 2008 as compared to 14.2% in 2007. The decrease was primarily due to sales increasing at a faster rate than sales and marketing expenses as the Company has implemented cost-controlling measures across all segments.

Sales and marketing expenses increased $20.3 million or 165.1% to $32.6 million in 2007 from $12.3 million in 2006. The increase was primarily due to higher performance and share based compensation, and increased spending in the Industrial segment as compared to 2005. In addition, the increase was due to new costs incurred in 2006 related to the new businesses for Control Room and Signage and Home Theater segments. The increases were offset by decreases in general spending as a result of cost reduction actions implemented in 2005. As a percentage of sales, sales and marketing expenses increased to 14.2% in 2007 as compared to 7.3% in 2006. The increase in sales and marketing expenses as a percentage of sales was primarily due to sales and marketing expenses increasing at a faster rate than sales in 2007 for the reasons indicated above.

General and Administrative

General and administrative expenses increased $1.0 million or 4.3% to $22.6 million in 2008 from $21.6 million in 2007. The increase in general and administrative expenses was primarily due to the increased spending and headcount as a result of the acquisition of Runco in the third quarter of 2007. As a percentage of sales, general and administrative expenses decreased to 8.7% in 2008 from 9.4% in 2007. The decrease in general and administrative expenses as a percentage of sales was primarily due to the increase of sales as result of the acquisition of Runco which were partially offset by the increases in general and administrative expenses. General and administrative expenses increased $5.1 million or 30.8% to $21.6 million in 2007 from $16.5 million in 2006. The increase in general and administrative expense from 2006 to 2007 was primarily due to the acquisitions of Clarity in late 2006 and Runco in the third quarter of 2007. As a percentage of sales, general and administrative expenses decreased to 9.4% in 2007 from 9.8% in 2006. The decrease in general and administrative expenses as a percentage of sales was primarily due to the increase in sales from 2006 to 2007 as a result of the acquisitions of Clarity and Runco which was partially offset by increases in general and administrative expenses.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets decreased to $6.6 million in 2008 from $6.8 million in 2007. In 2006 the amortization of intangibles was $0.3 million. The decrease in the current year is due to decreased amortization expense for certain intangible assets related to the acquisition of Clarity. Certain of these assets were fully amortized during 2007 and as such required no amortization expense in 2008. Amortization expense also decreased as a result of the lower monthly amortization required subsequent to the impairment charge recorded in the third quarter of 2008. As discussed in Note 4, impairment charges of $11.0 million and $14.6 million were recorded in the third and fourth quarters, respectively, to reduce the value of certain intangible assets to fair value. The fair value of these assets continues to be amortized over the remaining useful lives of the assets.

Acquisition related costs

Acquisition related costs incurred in 2008 primarily consist of incremental costs associated with the acquisitions of Runco which were not included in the purchase consideration or not capitalizable as property, plant or equipment, which resulted directly from the acquisition. These costs decreased to $1.7 million in 2008 from $2.6 million in 2007. In 2007 these costs included costs associated with the acquisitions of both Clarity and Runco.

Impairment and Restructuring Charges

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

2007 Impairment and Restructuring Charges

During the first quarter of fiscal 2007, the Company adopted a cost reduction plan, including termination of employment of certain employees who performed primarily engineering, sales, marketing and administrative functions. Restructuring charges of $1.4 million include approximately $1.3 million related to severance benefits and $0.1 million for tooling of a product line that was discontinued. During fiscal 2008 the Company reduced the severance liability by $0.6 million to reduce the liability associated with this restructuring plan to zero, as no amounts remain to be paid under this plan. The revision was recorded as a reduction in operating expenses.

2008 Impairment and restructuring charges

During the third quarter of 2008 the Company determined that the goodwill and certain intangible assets associated with the Control Room and Signage and Home Theater segments were impaired, and therefore recorded a $58.4 million charge to reduce these assets to fair value. Due to triggering events identified, including worsening economic conditions and the discontinuance of certain brands, the Company determined it was appropriate to conduct an impairment test for the Home Theater segment in the fourth quarter of 2008. As a result of this test the Company determined that certain assets associated with the Home Theater segment were impaired. As a result the Company recorded a $14.6 million charge to write-off the remaining intangible assets associated with the Home Theater segment and a $0.7 million charge was also recorded related to the impairment of tooling and other long-lived assets for the Home Theater segment.

During the third quarter of 2008 the Company recorded $0.4 million in restructuring charges related to severance benefits estimated for the termination of employment for certain employees who performed primarily management and operations functions. During the fourth quarter of 2008 the Company recorded $1.6 million in restructuring charges related to severance benefits estimated for the termination of employment for certain employees across all functions as the Company realigned its workforce to more closely match its strategic objectives. Additional restructuring charges of $1.5 million were recorded related to the Company’s decision to reduce the number of brands being marketed and to change the distribution model for Planar branded products as the Company focuses its resources on the Runco brand. The Company also recorded adjustments to previously recorded restructuring and purchase accounting acquisition related liabilities which reduced expense by $2.1 million in 2008 as a result of revisions to estimates made at the time of the Clarity and Runco acquisitions and revisions to the 2007 restructuring charges related to fewer and less costly personnel reductions than originally anticipated.

These charges are recorded as impairment and restructuring charges in the Consolidated Statement of Operations.

Operating Expenses

Operating expenses increased $75.8 million or 98.9% to $152.5 million in 2008 from $76.7 million in 2007. The increase was due to the $75.1 million of impairment and restructuring charges recorded in fiscal 2008 related primarily to the impairment of the goodwill and certain intangible assets associated with the Control Room and Signage and Home Theater segments, as discussed in Note 4. Increases in sales and marketing and general and administrative expenses also contributed to the overall increase in operating expenses which were partially offset by decreases in research and development expenses, acquisition related costs, and the amortization of intangible assets. As a percentage of sales, operating expenses increased to 58.8% in 2008 from 33.5% in 2007 due primarily to the 2008 impairment and restructuring charges. Operating expenses increased $41.2 million or 116.4% to $76.7 million in 2007 from $35.4 million in 2006. The increase was primarily due to increases in all categories of operating expenses as a result of the acquisitions of Clarity in late 2006 and Runco in the third quarter of 2007. As a percentage of sales, operating expenses increased to 33.5% in 2007 from 21.0% in 2006 due primarily to the acquisitions of Clarity and Runco.

Non-operating Income and Expense

Non-operating income and expense includes interest income on cash and investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. In fiscal 2008, net interest expense was $0.9 million, as compared to net interest income of $0.9 million in 2007. The changes in interest expense and income were primarily due to lower interest income resulting from lower cash balances, and higher interest expenses incurred in 2008 as a result of the cash borrowed in conjunction with the acquisition of Runco. In fiscal 2007, net interest income decreased $1.7 million to $0.9 million as compared to interest income of $2.6 million in 2006. The decrease was due to a decrease in interest earnings as a result of the cash paid for the Clarity and Runco acquisitions and also due to an increase in interest charges as a result of the cash borrowed in conjunction with the Runco acquisition.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to a net loss of $22 thousand in 2008, a net loss of $0.2 million in 2007, and a net loss of $0.7 million in 2006.

The Company currently realizes approximately 26.5% of its revenue outside the United States. The functional currency of the Company’s primary foreign subsidiaries is the Euro which must be translated to U.S. Dollars for consolidation. The Company hedges its Euro exposure with foreign exchange forward contracts. The Company believes that this hedging mitigates the risks associated with foreign currency fluctuations.

Provision (Benefit) for Income Taxes

The Company recorded a tax provision of $0.7 million, $2.1 million, and $2.3 million in fiscal 2008, 2007, and 2006, respectively. For 2008 the income tax expense of $0.7 million was the result of tax expense from foreign operations which was based upon the various tax laws and rates of the countries in which operations are conducted. For 2007 the differences between the effective tax rate and the federal statutory rate were due primarily to a $7.6 million charge to the valuation allowance against U.S. deferred tax assets and certain foreign deferred tax assets, based on the Company’s recent three-year cumulative losses. For 2006, the differences between the effective tax rate and the federal statutory rate were due to permanent differences resulting from deemed distributions of income currently reportable in the United States from foreign subsidiaries, state income taxes, federal and state settlements, and the effects of the Company’s foreign taxes.

Net Income (Loss)

In 2008, loss from continuing operations was $105.2 million or $5.92 per share. Income from discontinued operations was $15.4 million or $0.87 per share resulting in a net loss of $89.8 million or $5.05 per share. In 2007, loss from continuing operations was $26.5 million or $1.52 per share. Income from discontinued operations was $3.3 million or $0.19 per share resulting in a net loss of $23.2 million or $1.33 per share. In 2006, income from continuing operations was $3.6 million or $0.25 per diluted share. Income from discontinued operations was $2.6 million or $0.17 per diluted share, and the effect of the cumulative effective of an accounting change was $0.01 per share, resulting in net income of $6.3 million or $0.41 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $8.7 million in 2008 and $13.4 million in fiscal 2007 while cash provided by operating activities was $11.7 million in fiscal 2006. Net cash used in operations in 2008 primarily relates to the loss reported, the gain on the sale of the Medical segment, increases in accounts receivable, decreases in accounts payable and other current liabilities and decrease in deferred taxes, offset by decreases in inventories and other current assets. Depreciation, amortization, share based compensation, and impairment charges do not require a current cash outlay. Net cash used in operations in 2007 primarily relates to the loss reported, increases in accounts receivable, other current assets, and inventory, and decreases in accounts payable and deferred revenue, offset by cash provided by lease incentives and increases in current liabilities. Depreciation, amortization, share based compensation, and excess tax benefits from share based compensation do not require a current cash outlay. Net cash provided by operations in 2006 primarily relates to net income, and non-cash charges for depreciation and amortization, impairment and restructuring charges, deferred taxes, share based compensation, offset by the excess tax benefit of share based compensation, an increase in inventory and a decrease in accounts payable.

Working capital decreased $8.8 million to $48.4 million at September 26, 2008 from $57.2 million at September 28, 2007. Current assets decreased $30.2 million in fiscal 2008 as compared to fiscal 2007 due primarily to the disposal of the Medical segment. Cash decreased by $0.4 million, accounts receivable decreased $1.2 million primarily as a result of the disposal of the Medical segment, inventories decreased $20.2 million as a result of the disposal of the Medical segment and as a result of decreased inventory purchases. Current liabilities decreased $21.4 million in fiscal 2008 as compared to fiscal 2007 due primarily to decreases in accounts payable and other current liabilities. Accounts payable decreased $9.8 million primarily due to timing of payments and decreases in purchases of inventory. Other current liabilities decreased $8.4 million in fiscal 2008 primarily as a result of decreases in accrued compensation due to cash payments for severance and reductions for previously accrued severance and personal leave liabilities.

Additions to property, plant and equipment were $2.4 million, $7.3 million, and $1.5 million in 2008, 2007, and 2006, respectively. In 2008, expenditures for property, plant and equipment primarily related to leasehold improvements to accommodate the integration of the Runco operations into the Company’s Beaverton, Oregon manufacturing facilities as well as tooling and information technology equipment. In 2007, expenditures for plant and equipment primarily related to leasehold improvements on facilities related to the integration of Clarity as well as plant and equipment acquired in the acquisition of Runco. In 2006, expenditures for property, plant and equipment primarily related to new computer hardware and software.

In the fourth quarter of 2008 the Company entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”). The Credit agreement, as amended, allows for borrowing up to one-third of the net value of its domestic inventory, accounts receivable, and property, plant, and equipment. The credit agreement, as amended, allows for a maximum borrowing capacity of $20.0 million, expires on December 1, 2009, and is secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of September 26, 2008 there were no amounts outstanding on the agreement. As of September 28, 2007, there was $23 million outstanding, with no borrowings outstanding as of September 29, 2006. The weighted average interest rate for the years-ended September 26, 2008 and September 28, 2007 were 6.0% and 7.4%, respectively. The agreement contains certain financial covenants, with which the Company was in compliance as of September 26, 2008. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers therefrom, would result in an event of default and could result in the acceleration of the Company’s debt, which in turn could lead to the inability to pay debts and the loss of control of certain assets. From its inception, the agreement has included a material adverse change clause which could be invoked by the lender. It is possible that the lender could invoke this clause and accelerate repayment of amounts due under the facility. Management does not believe that this is probable, but if this event occurred or any covenant violation were not waived, the Company would pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets. Additionally, if the Company were unable to renew or extend this agreement, the Company would need to pursue other sources of financing, potentially including more costly alternatives, or the Company would need to dispose of certain assets.

Contractual Obligations and Commitments

The Company is contractually obligated to make the following payments as of September 26, 2008:

	Payments due by period
	Total	Fiscal 2009	Fiscal 2010 and 2011	Fiscal 2012 and 2013	2014 and beyond
	(in thousands)
Capital leases (including interest)	$208	$208	$—	$—	$—
Purchase obligations	35,777	35,777	—	—	—
Operating leases	22,130	5,494	10,442	3,566	2,628

Total contractual obligations	$58,115	$41,479	$10,442	$3,566	$2,628

Included in long-term liabilities as of September 26, 2008 are amounts related to the Company’s deferred compensation plan. The timing of payments related to this liability is not estimable as withdrawals are made at the participants’ election. Other amounts included in long-term liabilities are not expected to require future cash payments.

QUARTERLY RESULTS OF OPERATIONS

The table below presents unaudited consolidated financial results for each quarter in the two-year period ended September 26, 2008. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three months ended
	Sept. 26, 2008	Jun. 27, 2008	Mar. 28, 2008	Dec. 28, 2007	Sept. 28, 2007	Jun. 29, 2007	Mar. 30, 2007	Dec. 29, 2006
	(in thousands, except per share amounts)
Sales	$66,476	$64,542	$58,263	$70,029	$73,154	$57,091	$44,229	$54,577
Gross profit	4,786	13,733	13,377	17,121	14,494	13,471	9,378	13,950
Loss from operations	(29,863)	(63,987)	(6,959)	(2,653)	(7,387)	(7,116)	(6,905)	(3,966)
Loss from continuing operations1.	(30,251)	(64,180)	(7,226)	(3,553)	(14,676)	(5,257)	(4,172)	(2,341)
Net loss	(19,011)	(62,019)	(5,238)	(3,489)	(13,793)	(4,118)	(3,887)	(1,386)
Diluted loss per share from continuing operations	$(1.68)	$(3.58)	$(0.41)	$(0.20)	$(0.84)	$(0.30)	$(0.24)	$(0.14)
Diluted loss per share	$(1.06)	$(3.46)	$(0.29)	$(0.20)	$(0.79)	$(0.24)	$(0.22)	$(0.08)
Average shares outstanding-diluted	17,961	17,928	17,768	17,665	17,543	17,477	17,336	17,133

1.	Fourth Quarter 2008 Sale of DOME imaging, inc. and Impairment and Restructuring Charges. In the fourth quarter of 2008 the Company sold the stock of DOME imaging systems, inc., a wholly owned subsidiary of Planar Systems, Inc. The transaction effectively represented a disposal of the Company’s Medical segment. Also in the fourth quarter of fiscal 2008 the Company recorded $16.9 million in restructuring charges relating primarily to the impairment of certain intangible assets associated with the Home Theater segment. Restructuring charges were also incurred as a result of the Company’s decision to reduce the number of brands being marketed and to change the distribution model for Planar branded Home Theater products as the Company focuses its resources on the Runco brand.

Third Quarter 2008 Impairment charges. In the third quarter of 2008 the Company recorded $58.7 million in impairment and restructuring charges, primarily related to the impairment of the goodwill and certain intangible assets associated with the Clarity and Runco acquisitions.

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

First Quarter 2007 Restructuring. In the first quarter of fiscal 2007 the Company recorded a cost reduction plan, including the termination of 29 employees who performed primarily engineering, sales, marketing, and administrative functions. Restructuring charges of approximately $1.3 million, primarily related to severance benefits, were recorded pursuant to this plan.

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

The Euro is the functional currency of the Company’s foreign subsidiaries. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in the U.S. Dollar to Euro exchange rate. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts and are not used as speculative instruments for trading purposes. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. The effect of a 10% change in exchange rates on the forward exchange contracts and the underlying hedged positions would not be material to the Company’s financial position or the results of operations.

The table below summarizes the nominal amounts of the Company’s forward exchange contracts in U.S. Dollars as of September 26, 2008 and September 28, 2007. The “bought” amounts represent the commitments to purchase currencies.

Forward contracts outstanding were as follows at September 26, 2008 and September 28, 2007:

	Bought (in Thousands)
	Twelve months ended
Currency	Sept. 26, 2008	Sept. 28, 2007
Euro	$11,300	$9,000
U.S. Dollar	—	€2,500

Item 8.	Financial Statements and Supplementary Data

PLANAR SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Planar Systems, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 26, 2008 and September 28, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 26, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 26, 2008 and September 28, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended September 26, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 16 to the consolidated financial statements, in the year ended September 28, 2007, Planar Systems, Inc. and subsidiaries adopted SEC staff Accounting Bulletin (SAB) No. 108, “Considering the Effect of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements.” As discussed in Note 17 and Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations and share based payment awards, respectively, in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Planar Systems, Inc.’s internal control over financial reporting as of September 26, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 10, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

December 10, 2008

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Sept. 26, 2008	Sept. 28, 2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash (Note 1)	$14,915	$15,287
Accounts receivable, net of allowance for doubtful accounts of $2,552 at 2008 and $1,814 at 2007 (Note 1)	41,741	42,915
Inventories (Note 1)	38,782	59,028
Other current assets (Notes 1 and 11)	5,063	13,480

Total current assets	100,501	130,710
Property, plant and equipment, net (Note 8)	10,657	14,918
Goodwill (Note 4)	3,428	67,429
Intangible assets, net (Note 4 and 5)	9,390	44,278
Other assets (Notes 1 and 11)	5,148	5,809

	$129,124	$263,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,962	$31,712
Current portion of capital leases	198	324
Deferred revenue	1,704	4,888
Other current liabilities (Notes 4, 9 and 11)	28,213	36,584

Total current liabilities	52,077	73,508
Note Payable (Note 7)	—	23,000
Capital leases, less current portion	—	152
Other long-term liabilities (Notes 7 and 11)	6,615	12,597

Total liabilities	58,692	109,257
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 17,995,087 and 17,578,404 issued shares at 2008 and 2007, respectively	173,519	167,967
Retained earnings (deficit)	(103,497)	(13,450)
Accumulated other comprehensive income (loss)	410	(630)

Total shareholders’ equity	70,432	153,887

	$129,124	$263,144

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 29, 2006
	(In thousands, except per share amounts)
Sales	$259,310	$229,053	$168,647
Cost of sales	210,293	177,761	129,001

Gross profit	49,017	51,292	39,646
Operating expenses:
Research and development, net	11,378	11,690	5,695
Sales and marketing	35,174	32,573	12,287
General and administrative	22,561	21,639	16,543
Amortization of intangible assets	6,600	6,814	318
Acquisition related costs	1,685	2,572	77
Impairment and restructuring charges (Note 4)	75,082	1,377	503

Total operating expenses	152,480	76,665	35,423

Income (loss) from operations	(103,463)	(25,373)	4,223
Non-operating income (expense):
Interest income	298	1,730	2,826
Interest expense	(1,150)	(797)	(191)
Foreign exchange, net	(22)	(152)	(659)
Other, net	(201)	262	(49)

Net non-operating income (expense)	(1,075)	1,043	1,927

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(104,538)	(24,330)	6,150
Provision for income taxes (Note 11)	673	2,116	2,309

Income (loss) from continuing operations before cumulative effect of accounting change	(105,211)	(26,446)	3,841
Income from discontinued operations, net of income taxes	15,453	3,262	2,641

Income (loss) before cumulative effect of accounting change	(89,758)	(23,184)	6,482
Cumulative effect of accounting change, net of income taxes (Note 17)	—	—	(202)

Net income (loss)	$(89,758)	$(23,184)	$6,280

Income (loss) per share from continuing operations
Basic	$(5.92)	$(1.52)	$0.25

Diluted	$(5.92)	$(1.52)	$0.25

Income per share from discontinued operations
Basic	$0.87	$0.19	$0.17

Diluted	$0.87	$0.19	$0.17

Income (loss) per share from cumulative effect of accounting change
Basic	$—	$—	$(0.01)

Diluted	$—	$—	$(0.01)

Net income (loss) per share
Basic	$(5.05)	$(1.33)	$0.41

Diluted	$(5.05)	$(1.33)	$0.41

Average shares outstanding—basic	17,774	17,374	15,166
Average shares outstanding—diluted	17,774	17,374	15,437

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 29, 2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(89,758)	$(23,184)	$6,280
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities
Depreciation and amortization	12,652	12,300	7,630
Cumulative effect of adoption of new accounting principle	—	—	334
Impairment and restructuring charges	74,942	1,625	503
Deferred taxes	(261)	(313)	1,209
Stock-based compensation	4,649	4,446	3,376
Gain from business disposal	(11,135)	—	—
Excess tax benefit of share based compensation	—	—	(719)
Lease Incentives	286	1,768	—
(Increase) decrease in accounts receivable, net	(3,322)	(6,207)	372
(Increase) decrease in inventories	13,332	(1,022)	(2,653)
(Increase) decrease in other assets	2,683	(633)	(255)
Decrease in accounts payable	(7,653)	(2,607)	(4,978)
Increase (decrease) in deferred revenue	82	(821)	184
Increase (decrease) in other liabilities	(5,236)	1,262	403

Net cash provided by (used in) operating activities	(8,739)	(13,386)	11,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,448)	(7,296)	(1,464)
Purchase of leasehold improvements reimbursed by landlord	(286)
Cash (paid) refunded from acquisition, net of cash received	3,025	(38,331)	(19,837)
Maturity (purchase) of short-term investments	—	—	13,000
Proceeds from sale of equipment	428	—	—
Proceeds from business disposal, net of transaction costs	30,843
Increase in long term assets	38	(318)	(21)

Net cash provided by (used in) investing activities	31,600	(45,945)	(8,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(23,331)	(536)	(11,193)
Proceeds from long-term debt	—	23,000	—
Value of shares withheld for tax liability	(289)	(223)	(916)
Excess tax benefit of stock based compensation	—	—	719
Net proceeds from issuance of capital stock	903	1,983	3,151

Net cash provided by (used in) financing activities	(22,717)	24,224	(8,239)
Effect of exchange rate changes on cash and cash equivalents	(516)	2,076	1,007

Net decrease in cash and cash equivalents	(372)	(33,031)	(3,867)
Cash and cash equivalents at beginning of period	15,287	48,318	52,185

Cash and cash equivalents at end of period	$14,915	$15,287	$48,318

Supplemental cash flow disclosure
Issuance of common stock, and stock options in connection with business acquisition	$—	$—	$21,963
Cash paid for interest	1,668	617	262
Cash paid for income taxes	352	1,268	1,920

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts, and share data)

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE, SEPTEMBER 30, 2005	14,763,430	132,277	4,906	(5,945)	131,238
Components of comprehensive income (loss):
Net income	—	—	6,280	—	6,280
Currency translation adjustment	—	—	—	1,712	1,712

Total comprehensive income					7,992
Value of shares withheld for tax liability	(62,147)	—	(916)	—	(916)
Proceeds from issuance of common stock	594,122	3,151	—	—	3,151
Stock issued for acquisition	1,813,888	18,230	—	—	18,230
Fair value of assumed stock options	—	3,733	—	—	3,733
Stock based compensation	—	3,428	—	—	3,428
Tax benefit of stock options exercised	—	719	—	—	719

BALANCE, SEPTEMBER 29, 2006	17,109,293	$161,538	$10,270	$(4,233)	$167,575

Cumulative effect of adjustment resulting from the adoption of SAB 108 (Note 16):	—	—	(313)	—	(313)
Components of comprehensive income (loss):
Net loss	—	—	(23,184)	—	(23,184)
Currency translation adjustment	—	—	—	3,603	3,603

Total comprehensive loss					(19,581)
Value of shares withheld for tax liability	(28,703)	—	(223)	—	(223)
Proceeds from issuance of common stock	497,814	1,983	—	—	1,983
Stock based compensation	—	4,446	—	—	4,446

BALANCE, SEPTEMBER 28, 2007	17,578,404	$167,967	$(13,450)	$(630)	$153,887
Components of comprehensive income (loss):
Net loss	—	—	(89,758)	—	(89,758)
Currency translation adjustment	—	—	—	1,040	1,040

Total comprehensive loss					(88,718)
Value of shares withheld for tax liability	(66,561)	—	(289)	—	(289)
Proceeds from issuance of common stock	483,244	903	—	—	903
Stock based compensation	—	4,649	—	—	4,649

BALANCE, SEPTEMBER 26, 2008	17,995,087	$173,519	$(103,497)	$410	$70,432

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED SEPTEMBER 26, 2008

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

Principles of consolidation

The consolidated financial statements include the financial statements of Planar Systems, Inc. and its wholly-owned subsidiaries, Planar International Ltd., Clarity Visual Systems, Inc., and Runco International, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Fiscal year

The Company’s fiscal year ends on the last Friday in September. The last days of fiscal 2008, 2007, and 2006 were September 26, September 28, and September 29, respectively. Due to statutory requirements, Planar International’s fiscal year-end is September 30. All references to a year in these notes are to the Company’s fiscal year ended in the period stated which includes the fiscal year results of Planar International.

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

Cash

Cash includes cash deposits in banks and highly liquid instruments with maturities of three months or less from the time of purchase. Cash of $14,915 includes $627 which represents a deposit from a customer that the Company may not access until final shipment is made; this shipment is scheduled for July 2009.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

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

Changes in the allowance for doubtful accounts were as follows:

Description	Balance at beginning of period	Charged to cost and expense	Charged to other accounts(1)	Deductions(2)	Balance at end of period
Year Ended September 29, 2006
Allowance for doubtful accounts	$954	$121	$366	$(3)	$1,438

Year Ended September 28, 2007
Allowance for doubtful accounts	$1,438	$249	$318	$(191)	$1,814

Year Ended September 26, 2008
Allowance for doubtful accounts	$1,814	$2,082	$—	$(1,344)	$2,552

(1)	Charges to this account are for allowances for doubtful accounts recorded in purchase accounting for the acquisitions of Clarity and Runco.
(2)	Deductions represent write-offs and recoveries of previously reserved balances.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of adjustments for estimated excess inventory and obsolescence based upon the Company’s best estimate of future product demand. Inventories consist of:

	2008	2007
Raw materials	$14,101	$13,922
Work in progress	4,432	5,632
Finished goods	20,249	39,474

	$38,782	$59,028

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

Changes in the inventory reserve were as follows:

Description	Balance at beginning of period	Charged to cost and expense	Charged to other accounts(1)	Deductions(2)	Balance at end of period
Year Ended September 29, 2006
Inventory reserve	$9,098	$580	$1,232	$(3,471)	$7,439

Year Ended September 28, 2007
Inventory reserve	$7,439	$5,355	$3,409	$(1,559)	$14,644

Year Ended September 26, 2008
Inventory reserve	$14,644	$5,451	$—	$(6,833)	$13,262

(1)	Charges to this account are for inventory reserves recorded in purchase price accounting for the acquisitions of Clarity and Runco.
(2)	Deductions represent reductions in the reserve balance resulting from dispositions of reserved inventory.

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

Other assets

Included in other current assets of $5,063 and $13,480 as of September 26, 2008 and September 28, 2007, respectively, are various prepaid assets, non-trade receivables, and deferred tax assets. The decrease in current assets from 2007 to 2008 is primarily a result of a decrease in current deferred tax assets and a decrease in certain European tax receivables.

Included in other long-term assets of $5,148 and $5,809 as of September 26, 2008 and September 28, 2007, respectively, are assets associated with equipment which had not been placed in service as of September 26, 2008 and September 28, 2007 in the amounts of $84 and $457, respectively. As of September 26, 2008 and September 28, 2007, other assets also included $2,359 and $2,790 related to the Company’s deferred compensation plan, which is discussed in Note 10. Assets of the deferred compensation plan are accounted for as trading securities. Any increases in assets cause corresponding increases in liabilities, thereby negating any income or loss effect in the Consolidated Statement of Operations as a result of changes in value of the deferred compensation plan.

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

The Company records sales tax amounts collected from customers on a net basis.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

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

	2008	2007	2006
Research and development expense	$12,226	$12,392	$6,039
Contract funding	(848)	(702)	(344)

Research and development, net	$11,378	$11,690	$5,695

Warranty

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities. See additional discussion in Note 9—Other Current Liabilities.

Goodwill

The Company values goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, (“FAS 142”). Goodwill is tested annually and whenever events or circumstances occur indicating that goodwill may be impaired. In the third quarter of 2008 the Company considered the continued decline in its share price and the continued trend of operating results and determined that a triggering event and therefore potential impairment had occurred. Accordingly, a review was completed in the third quarter for all segments’ associated goodwill, as discussed in Note 4 to the Consolidated Financial Statements. At that time the Company determined that goodwill and certain intangible assets associated with the Control Room and Signage and Home Theater segments were impaired, and therefore recorded a $58,376 charge to reduce these assets to fair value. The impairment charge included $29,667 of goodwill related to the acquisition of Clarity and

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

$17,721 of goodwill related to the acquisition of Runco. The impairment test for the Control Room and Signage segment is usually performed in the fourth quarter of each year. However, due to triggering events identified, the Company determined it was appropriate to conduct the impairment test for the Control Room and Signage segment in the third quarter of 2008, at which time all goodwill associated with that segment was written off. The impairment review conducted in the second and third quarters of 2008 did not indicate impairment of the goodwill associated with the Industrial segment.

Intangible assets

The intangible assets consist primarily of acquired developed technology, customer relationships, and trademarks and trade names that are being amortized over their estimated useful lives. When these assets were acquired, the weighted-average amortization period was between four years and seven years. In 2006, the Company recorded $29,500 of intangible assets as a result of the acquisition of Clarity Visual Systems, Inc. In 2007, the Company recorded $19,200 of intangible assets as a result of the acquisition of Runco International, Inc. (see Note 3). In the third quarter of 2008 the Company recorded charges of $10,988 related to the impairment of intangible assets related to the Clarity and Runco acquisitions. As a result of triggering events identified, including worsening economic conditions and the discontinuance of certain brands the Company performed an impairment test for the Home Theater segment in the fourth quarter of 2008. As a result of this, the Company recorded additional charges of $14,604 related to additional impairment of the intangible assets related to the Runco acquisition. See additional discussion in Note 4—Impairment and Restructuring Charges and Note 5—Intangible Assets.

Impairment of long-lived assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Long-lived assets and intangible assets are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Long-lived assets are grouped at the lowest level for which distinguishable cash flows are available. Impairment exists when the carrying value of the asset is greater than the undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value. Fair value is determined through quoted market values or through the calculation of the present value of future cash flows expected to be provided by the asset. In 2008 the Company recorded impairment charges related to long-lived assets associated with the Home Theater segment as a result of an impairment test performed in the fourth quarter. The Company performed the impairment test as a result of triggering events identified, including worsening economic conditions and the discontinuance of certain brands that occurred in the fourth quarter. See additional discussion in Note 4—Impairment and restructuring charges.

Advertising expenses

All advertising costs are expensed as incurred and totaled $3,187, $4,844, and $2,992, in fiscal 2008, 2007, and 2006, respectively. Advertising expense includes $247, $445, and $675, respectively, related to the Medical segment which was disposed of in the fourth quarter of 2008.

Net income (loss) per share

Basic net income (loss) per share was computed using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. Incremental shares of 0, 0, and 271,000 for the fiscal years ended September 26, 2008, September 28, 2007, and September 29, 2006, respectively, were used in the calculations of diluted earnings per share. In years

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding were excluded from the computation of diluted net loss per share for the years ended September 26, 2008 and September 28, 2007. For the year-ended September 29, 2006, potential common equivalent shares related to stock options excludes 3,126,136 shares, which are not included in the computation of diluted net income (loss) per share because the options’ exercise price was greater than the average market price of the common shares.

Financial instruments

For short-term financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, short-term debt, accounts payable and accrued compensation, the carrying amount approximates the fair value because of the immediate short-term nature of those instruments. The differences between the fair values and carrying amounts of the Company’s financial instruments at September 26, 2008 and September 28, 2007 were not material.

Derivative instruments

In January 2001, the Company began using forward exchange contracts to hedge the fluctuations in the dollar value of its Euro denominated accounts receivable and accounts payable. In the years ended September 26, 2008, September 28, 2007, and September 29, 2006, the net loss on foreign currency exchange transactions was $22, $152, and $659, respectively, which has been recorded as foreign exchange, net in the Consolidated Statements of Operations. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts. The fair value of the contracts is adjusted to market monthly.

The table below summarizes the nominal amounts of the Company’s forward exchange contracts in U.S. Dollars as of September 26, 2008 and September 28, 2007. The “bought” amounts represent the commitments to purchase currencies.

Forward contracts outstanding were as follows at September 26, 2008 and September 28, 2007:

	Bought (in Thousands)
	Twelve months ended
Currency	Sept. 26, 2008	Sept. 28, 2007
Euro	$11,300	$9,000
U.S. Dollar	—	€2,500

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

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the years ended September 26, 2008, September 28,2007, and September 29, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Share based compensation expense recognized under FAS 123(R) for the twelve months ended September 26, 2008, September 28, 2007, and September 29, 2006, was $4,649, $4,446 and $3,428, respectively, which consisted of share based compensation expense related to employee stock options, restricted stock and the employee stock purchase plan. See Note 12 for additional information.

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

The Company values employee stock options granted using the Black-Scholes option pricing model (“Black-Scholes model”) For additional information, see Note 12—Shareholders’ Equity for additional discussion. The Company’s determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables, including the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards.

Recent Accounting Pronouncements

In September of 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. This statement is effective for the Company for the year ended September 2009. The Company is in the process of determining the impact that adoption of this Statement will have on its financial statements.

In February of 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 I s effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that adoption of this Statement will have a material impact on its financial statements.

In December of 2007 the FASB issued SFAS No. 141 (Revised 207), “Business Combinations” (SFAS 141(R)) and SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements” (SFAS 160). These

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

pronouncements aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141(R) and SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company does not anticipate that adoption of this Statement will have a material impact on its financial statements.

In March of 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS Statement No. 133” (SFAS 161). This pronouncement requires enhanced disclosures about an entity’s derivative and hedging activities. An entity is required to provide enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of determining the impact that adoption of this Statement will have on its financial statements.

Reclassification

Amounts related to the Medical segment in 2008, 2007, and 2006 have been reclassified to discontinued operations due to the sale of the segment, which occurred in the fourth quarter of 2008. Such reclassifications had no effect on net income (loss) or retained earnings (deficit).

NOTE 2    CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The risk in trade accounts receivable is limited due to the credit worthiness of the companies comprising the Company’s customer base and their dispersion across many different sectors of the electronics industry and geographies. At September 26, 2008, the Company does not believe it had any significant credit risks which are not included in the allowance for doubtful accounts.

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

The Company also purchases single-source components for which it has no guaranteed alternative source of supply, and an extended interruption in the supply of any of these components could adversely affect the Company’s results of operations. Furthermore, many of the components used in the Company’s products are purchased from suppliers located outside the United States. Trading policies adopted in the future by the United States or foreign governments could restrict the availability of components or increase the cost of obtaining components. Any significant increase in component prices or decrease in component availability could have an adverse effect on the Company’s results of operations. The Company has in the past and may in the future face difficulty ensuring an adequate supply of quality LCD panel glass used in certain products in the Industrial, Commercial, Home Theater, and Command and Control products. In the future the Company may also face difficulties ensuring an adequate supply of rear-projection screens used in its Control Room and Digital Signage products. The Company is actively engaged in efforts to reduce this risk area.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

The risks mentioned above related to reliance on suppliers could also impact the Company’s contract manufacturers. In addition, the Company is reliant on its contract manufacturers’ ability to maintain suitable manufacturing facilities, train manufacturing employees, manage the supply chain effectively, manufacture a quality product, and provide spare parts in support of the Company’s warranty and customer service obligations. Failure of the Company’s contract manufacturers to deliver in any one of these areas could have an adverse effect on its results of operations.

NOTE 3    BUSINESS ACQUISITIONS

Acquisition of Clarity Visual Systems, Inc.

In the fourth quarter of 2006 the Company acquired all of the outstanding shares and assumed all of the outstanding stock options of Clarity Visual Systems, Inc. (“Clarity”). As discussed in Note 4—Impairment and Restructuring Charges, Management determined in the third quarter of 2008 that the goodwill associated with the Control Room and Signage segment was impaired, and therefore recorded an impairment charge to write-off the $29,667 of goodwill associated with the Control Room and Signage segment. Consequently, the Company no longer has goodwill associated with the Control Room and Signage segment recorded on its consolidated balance sheet. Additionally, the Company recorded an impairment charge of $8,588 in the third quarter of 2008 related to the intangible assets associated with the acquisition of Clarity.

Acquisition related costs, which are a component of the overall purchase price, include estimated costs associated with the restructuring of the pre-acquisition activities of Clarity. Restructuring costs are primarily comprised of costs related to excess employees and facilities. Estimated costs were based upon a plan that was committed to by management during the fourth quarter of 2006. Restructuring costs have been accounted for under Emerging Issues Task Force Issues No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) and have been recognized as a liability assumed in the purchase business combination. Revisions to the estimates were made in the current year related to fewer and less costly personnel reductions than originally anticipated. The Company anticipates that the actions related to these may not be completed until 2010. Information regarding the restructuring liability is as follows:

In 000’s
Balance at September 28, 2007	$3,051
Revisions to original estimate	(1,611)
Cash Paid	(1,037)

Balance at September 26, 2008	$403

Acquisition of Runco International, Inc.

In the third quarter of fiscal 2007 the Company acquired substantially all of the assets and certain liabilities of Runco International, Inc. (“Runco”), a supplier of premium projectors, video processors, plasma screens, and LCD’s to the Home Theater market. The acquisition was accounted for by the purchase method of accounting, in accordance with SFAS 141. As discussed in Note 4—Impairment and Restructuring Charges, management determined in the third quarter of 2008 that the goodwill associated with the Home Theater segment was impaired, and therefore recorded an impairment charge to write-off the $17,721 of goodwill associated with the

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

Home Theater segment. Additionally the Company recorded an impairment charge of $2,400 related to an indefinite lived intangible asset associated with the acquisition of Runco in the third quarter of 2008. Due to triggering events identified, including worsening economic conditions and the discontinuance of certain brands, the Company determined it was appropriate to conduct an impairment test for the Home Theater segment in the fourth quarter of 2008. As a result of this test it was determined that the intangible assets were further impaired and an additional $14,604 of impairment charge was recorded to write-off the remaining intangible assets associated with the Home Theater segment. As a result of the fiscal 2008 impairment charges, the Company no longer has goodwill or intangible assets associated with the Home Theater segment recorded on its consolidated balance sheet.

Acquisition related costs, which are a component of the overall purchase price, include estimated costs associated with the restructuring of the pre-acquisition activities of Runco. Restructuring costs are primarily comprised of costs associated with exiting the Company’s Union City facility which was vacated in the second quarter of 2008 when manufacturing of Runco and Vidikron branded products was transitioned to the Company’s facilities in Beaverton, Oregon. Estimated costs are based upon a plan that was committed to by management during the third quarter of 2007. Restructuring costs have been accounted for under EITF 95-3 and have been recognized as a liability assumed in the purchase business combination. In the first three quarters of 2008 the liability was adjusted as a result of the execution of the Company’s restructuring plan which involved fewer and less costly personnel reduction than originally anticipated. The Company anticipates that all significant actions related to the above activities were substantially completed during fiscal 2008. Information regarding the restructuring liability is as follows:

In 000’s
Balance at September 28, 2007	$1,529
Revisions to original estimate	(741)
Cash Paid	(725)

Balance at September 26, 2008	$63

NOTE 4    IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consist of:

	Year ended
	2008	2007	2006
Impairment charges	$73,706	$131	$—
Restructuring charges	1,376	1,246	503

Total	$75,082	$1,377	$503

2006 Restructuring Charges

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

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

2007 Impairment and Restructuring Charges

During the first quarter of fiscal 2007, the Company adopted a cost reduction plan, including termination of employment of certain employees who performed primarily engineering, sales, marketing and administrative functions. Restructuring charges of $1,377 include $1,246 related to severance benefits and $131 for tooling of a product line that was discontinued. During fiscal 2008 the Company reduced the severance liability by $631 to reduce the liability associated with this restructuring plan to zero, as no amounts remain to be paid under this plan. The revision was recorded as a reduction in restructuring expense.

2008 Impairment Charges

In the second quarter of 2008 the Company performed its annual impairment test for the Industrial segment, which did not indicate impairment for the goodwill associated with that segment. Due to triggering events identified, the Company performed an additional impairment test on the Industrial segment during the third quarter of 2008, which did not indicate impairment for the goodwill associated with that segment.

During the third quarter of 2008 the Company determined that the goodwill and certain intangible assets associated with the Control Room and Signage and Home Theater segments were impaired, and therefore recorded a $58,376 charge to reduce these assets to fair value. The impairment charge includes $29,667 of goodwill related to the acquisition of Clarity, $17,721 of goodwill related to the acquisition of Runco, and $10,988 of Control Room and Signage and Home Theater intangible assets related to tradenames and trademarks, customer relationships, and developed technology, for which the current projections of the underlying undiscounted cash flows did not support the carrying value of the assets. The goodwill impairment charge was triggered by the impairment tests conducted during the third quarter of 2008 for the Industrial, Control Room and Signage, and Home Theater segments. The impairment was calculated as the difference between the implied fair value of goodwill and intangible assets and the carrying value of the respective assets. The impairment test for the Control Room and Signage segment is usually performed in the fourth quarter of each fiscal year. However, due to triggering events identified, the Company determined it was appropriate to conduct the impairment test for the Control Room and Signage segment in the third quarter of 2008.

Due to triggering events identified, including worsening economic conditions and the discontinuance of certain brands, the Company determined it was appropriate to conduct an impairment test for the Home Theater segment in the fourth quarter of 2008. As a result of this test the Company determined that certain assets associated with the Home Theater segment were impaired. As a result the Company recorded a $14,604 charge to write-off the remaining intangible assets associated with the Home Theater segment as the current projections of the underlying undiscounted cash flows did not support the carrying value of the assets. A $726 charge was also recorded related to the impairment of tooling and other long-lived assets for the Home Theater segment.

2008 Restructuring Charges

During the third quarter of 2008 the Company recorded $422 in restructuring charges related to severance benefits estimated for the termination of employment for certain employees who performed primarily management and operations functions.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

During the fourth quarter of 2008 the Company recorded $1,573 in restructuring charges related to severance benefits estimated for the termination of employment for certain employees across all functions as the Company realigned its workforce to more closely match its strategic objectives. Additionally, $631 in reductions to restructuring expense were recorded in 2008 related to previous years’ restructuring charges. Additional restructuring charges of $1,494 were recorded related to the Company’s decision to reduce the number of brands being marketed and to change the distribution model for Planar branded Home Theater products as the Company focuses its resources on the Runco brand. Other restructuring expense relates to adjustments to previously recorded restructuring and purchase accounting acquisition related liabilities which reduced expense by $1,482 in 2008. Restructuring expense in 2008 is composed of the following:

2008
Severance related costs	$1,364
Home Theater related costs	1,494
Other	(1,482)

$1,376

These charges are recorded as impairment and restructuring charges in the Consolidated Statement of Operations. The changes in the restructuring amounts included in accrued compensation and other liabilities were as follows:

	Accrued Compensation	Other Liabilities
Balance as of September 30, 2005	$1,265	$—
Charges from continuing operations	503	—
Cash paid	(1,408)	—

Balance as of September 29, 2006	$360	$—
Charges from continuing operations	1,246	—
Charges from discontinued operations	248	—
Cash paid	(770)	—

Balance as of September 28, 2007	$1,084	$—
Charges from continuing operations	1,995	1,044
Adjustments from continuing operations	(631)
Adjustments from discontinued operations	(140)	—
Cash paid	(578)	—

Balance as of September 26, 2008	$1,730	$1,044

During fiscal years 2008, 2007, and 2006, the Company paid cash of $578, $770, and $1,408, respectively, related to severance, contractual liabilities and lease termination costs. The remaining amounts are expected to be paid in fiscal 2009. In addition to the above amounts, fiscal 2008 restructuring expense of $1,376 included $450 recorded to the allowance for doubtful accounts and a $1,482 reduction to purchase accounting liabilities.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

NOTE 5    INTANGIBLE ASSETS

Net Intangible assets consist of the following:

2008
Customer relationships, net of accumulated amortization of $5,819	$3,381
Tradenames and trademarks, net of accumulated amortization of $1,044	956
Acquired technologies, net of accumulated amortization of $13,147	5,053

$9,390

The identifiable intangible assets are being amortized over a weighted average period of approximately 3.5 years. As of September 26, 2008 and September 28, 2007, the Company had recorded accumulated amortization of $20,010 and $18,996, respectively. Amortization expense was $6,600, $6,814, and $318 in 2008, 2007, and 2006, respectively and is estimated to be $3,254, $2,609, $2,085, $789, and $653 in fiscal 2009, 2010, 2011, 2012, and 2013, respectively.

As discussed in Note 4, impairment charges of $25,592 were recorded in the third and fourth quarters of 2008 related to certain intangible assets associated with the Clarity and Runco acquisitions as the projections of the underlying undiscounted cash flows for the Control Room and Signage and Home Theater segments did not support the carrying value of the assets.

NOTE 6    DISCONTINUED OPERATIONS

On August 6, 2008 the Company sold the stock of DOME imaging systems, inc., (“DOME”) a subsidiary of Planar Systems, Inc. to NDS Surgical Imaging for approximately $32.2 million in cash, after closing adjustments. This transaction represents a disposal of the Company’s Medical segment. Assets and liabilities associated with the Medical segment as of the transaction date included the following:

In 000’s
Accounts receivable	$4,375
Inventories	7,462
Property, plant, and equipment	514
Goodwill and intangible assets	13,473
Deferred tax assets	2,100
Other Assets	238

Total assets	$28,162

In 000’s
Accounts payable	$1,792
Deferred revenue	3,933
Deferred tax liabilities	952
Other liabilities	1,423

Total liabilities	$8,100

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

As a result of the transaction, which was tax-free, the Company recorded an $11.1 million gain, net of transaction costs of $1.0 million which consisted primarily of legal and brokerage fees. This amount, in addition to after-tax income from the Medical segment operations for 2008 of $4.3 million are classified as discontinued operations in the statement of operations. After-tax income for the Medical segment operations in 2007 and 2006 of $3.3 million and $2.6 million, respectively, have been reclassified to discontinued operations. Other information related to discontinued operations were as follows:

	2008	2007	2006
Revenue	$35,864	$43,162	$44,079
Pre-tax income from discontinued operations	4,318	2,605	4,229
Net gain on disposal activities	11,135	—	—
Income tax (provision) benefit	—	657	(1,588)

Income from discontinued operations, net of income taxes	$15,453	$3,262	$2,641

The Company has allocated a portion of interest expense to discontinued operations in accordance with Emerging Issues Task Force Issues No. 87-24, “Allocation of Interest to Discontinued Operations” (“EITF 87-24”). Interest was allocated based on the borrowings related to the Medical Segment that were repaid as a result of the sale of DOME.

NOTE 7    BORROWINGS

Credit Facility

In the fourth quarter of 2008 the Company entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”). The Credit agreement, as amended, allows for borrowing up to one-third of the net value of its domestic inventory, accounts receivable, and property, plant, and equipment. The credit agreement, as amended, allows for a maximum borrowing capacity of $20.0 million, expires on December 1, 2009, and is secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of September 26, 2008 there were no amounts outstanding on the agreement. As of September 28, 2007, there was $23 million outstanding, with no borrowings outstanding as of September 29, 2006. The weighted average interest rate for the years-ended September 26, 2008 and September 28, 2007 were 6.0% and 7.4%, respectively. The agreement contains certain financial covenants, with which the Company was in compliance as of September 26, 2008. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers therefrom, would result in an event of default and could result in the acceleration of the Company’s debt, which in turn could lead to the inability to pay debts and the loss of control of certain assets. From its inception, the agreement has included a material adverse change clause which could be invoked by the lender. It is possible that the lender could invoke this clause and accelerate repayment of amounts due under the facility. Management does not believe that this is probable, but if this event occurred or any covenant violation were not waived, the Company would pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets. Additionally, if the Company were unable to renew or extend this agreement, the Company would need to pursue other sources of financing, potentially including more costly alternatives, or the Company would need to dispose of certain assets.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

NOTE 8    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of:

	2008	2007
Buildings	$11,905	$11,526
Machinery and equipment	37,476	44,204

Total property, plant and equipment	49,381	55,730
Less accumulated depreciation	(38,724)	(40,812)

Net property, plant and equipment	$10,657	$14,918

The Company recorded depreciation expense of $5,644, $4,898, and $6,724 in fiscal 2008, 2007, and 2006, respectively. Depreciation expense includes $354, $395, and $661, respectively, related to the Medical segment which was disposed of in the fourth quarter of 2008.

NOTE 9    OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	2008	2007
Warranty reserve	$5,461	$5,667
Income taxes payable	4,076	2,383
Accrued compensation	8,380	14,736
Other	10,296	13,798

Total	$28,213	$36,584

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

	2008	2007
Balance at beginning of period	$5,667	$3,691
Cash paid for warranty repairs	(7,058)	(2,425)
Provision for current period sales	7,552	2,751
Provision assumed (disposed of) in acquisition (sale)	(700)	1,650

Balance at end of period	$5,461	$5,667

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

NOTE 10    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of:

	2008	2007
Deferred income tax liability	$670	$5,546
Deferred compensation plan liabilities	2,359	2,790
Other long-term liabilities	3,586	4,261

Total	$6,615	$12,597

The Company had a deferred compensation plan wherein eligible executives could elect to defer up to 100% of their regular compensation and incentive awards, and non-employee Board members could elect to defer up to 100% of their directors compensation. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. This plan was frozen effective December 24, 2004 and no deferrals have been made under the plan since that date.

NOTE 11    INCOME TAXES

The components of net income (loss) before income taxes consist of the following:

	2008	2007	2006
Domestic	$(91,961)	$(18,299)	$5,786
Foreign	2,876	(3,426)	4,593

Total	$(89,085)	$(21,725)	$10,379

The following table summarizes the provision (benefit) for US federal, state and foreign taxes on income:

	2008	2007	2006
Current:
Federal	$—	$929	$1,323
State	—	119	170
Foreign	1,111	215	1,195

	1,111	1,263	2,688
Deferred:
Federal	(39)	22	1,062
State	—	3	136
Foreign	(399)	171	11

	(438)	196	1,209

	$673	$1,459	$3,897

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

The differences between the U.S. federal statutory tax rate and the Company’s effective rate are as follows:

	2008	2007	2006
Computed statutory rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal tax benefits	(3.3)	(4.5)	4.5
Effect of foreign tax rates	(0.3)	0.3	(5.8)
Permanent differences resulting from compensation limitations	—	—	2.6
Permanent differences resulting from goodwill adjustments	12.7	—	—
Effect from sale of US Subsidiary	(5.1)
Effect of deemed foreign income distributions	—	—	4.6
Change in valuation allowance	31.1	44.3	—
Tax credits	—	—	(2.5)
Other, net	0.7	1.6	(0.8)

Effective tax rate	0.8%	6.7%	37.6%

The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 26, 2008 and September 28, 2007 were as follows:

	2008	2007
Deferred tax assets:
Inventory	$6,097	$4,195
Deferred revenue	1,960	3,111
Warranty reserve	1,830	1,366
Payroll and severance related	2,606	6,300
Other reserves	16,596	1,510
Capital Losses	11,817	—
Net operating losses	6,472	3,300
Tax credits	2,903	2,917

Gross deferred tax assets	50,281	22,699
Valuation allowance	(49,601)	(12,836)

Deferred tax assets	680	9,863
Deferred tax liabilities:
Accumulated depreciation	(20)	(314)
Intangibles	(650)	(9,800)

Deferred tax liabilities	(670)	(10,114)

Net deferred tax asset (liability)	$10	$(251)

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

The deferred tax assets and liabilities are recorded in the following balance sheet accounts:

	2008	2007
Other current assets	$680	$5,418
Other assets	—	613
Other current liabilities	—	(736)
Other long-term liabilities	(670)	(5,546)

Total	$10	$(251)

During fiscal years 2008, 2007, and 2006 the Company recognized tax benefits of $0, $0, and $719, respectively, related to differences between financial and tax reporting of stock option transactions. This difference was credited to common stock.

The Company establishes a valuation allowance for certain deferred tax assets, when it is more likely than not that such deferred tax assets will not be realized. For fiscal year 2008, the valuation allowance increased $36,765 primarily from the write-down of deferred tax assets relating to Net Operating Losses and Capital Loss carryforwards generated in the current year. The valuation allowance increased $7,596 in 2007 primarily as a result of the write-down of the company’s US deferred tax assets. The company continues to provide a full valuation allowance against all of its US and French tax assets as the recent three year cumulative GAAP loss is given more weight than projected future income when determining the need for a valuation allowance.

In December 2006 the Internal Revenue Service (IRS) began an audit of the Company’s US federal tax returns for fiscal years ending 2003 through 2005. During the course of the examination the Company also filed its fiscal 2006 tax return, which was included in the audit cycle. During the first quarter of fiscal year 2009 the Company and the IRS reached an agreement on the tax return years under review and settled all tax years through fiscal 2006. The Company’s largest foreign subsidiary in Finland also settled an examination of its tax years ending in fiscal 2002 through 2007 during the current period. Additionally, the Company is subject to numerous ongoing state and foreign tax audits. Although the final outcome of these audits are uncertain, based on currently available information management believes the ultimate resolutions will not have a material adverse effect on the Company’s financial position or results of operations.

As of September 26, 2008 the Company had $21.2 million in tax assets resulting from net operating losses (tax-effected), capital losses and tax credits carry forwards. A detailed breakdown of these assets as of September 26, 2008 and September 28, 2007 are as follows:

	2008	2007
Federal net operating losses	$4,101	$626
State net operating losses and credits	1,257	1,167
Foreign net operating losses	1,493	2,204
Federal capital losses	11,817	—
Federal research credits	1,276	1,096
Federal minimum tax credits	249	370
Federal foreign tax credits	999	754

Total	$21,192	$6,217

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

The Federal net operating losses expire on various dates through 2028 while the Federal capital loss expires in fiscal 2013. State net operating losses expire on various dates through 2024. The Federal research credits expire on various dates through 2018. Foreign net operating losses, State research credits and federal minimum tax credits are available indefinitely. Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of net operating losses and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. We have not performed a Section 382 analysis to determine the possible limitation on our net operating losses. The Company has not provided for U.S. federal income and foreign withholding taxes on its undistributed earnings from non-U.S. operations as of September 26, 2008 because such earnings are intended to be reinvested indefinitely outside of the United States. The amount of the Company’s undistributed foreign earnings at September 26, 2008 is not reasonably estimable.

On September 29, 2007 we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of applying the provisions of FIN 48, we did not recognize any change in our liability for unrecognized tax benefits and there was no change to our retained earnings as of September 29, 2007. The Company’s major jurisdictions under which it operated in fiscal 2008 included Oregon, California, Massachusetts and major international jurisdictions included Finland and France. Our unrecognized tax benefits at September 26, 2008 relate to the US jurisdiction. The following table summarizes the activity related to our world-wide unrecognized tax benefits (in thousands):

($000)
Balance at September 29, 2007	$1,724
Increase related to current year tax positions	—
Increase related to prior year tax positions	—
Decrease related to current year tax positions	—
Decrease related to prior year tax positions	—

Balance at September 26, 2008	$1,724

The company classifies interest and penalties related to uncertain tax positions in income tax expense. For the year ended September 26, 2008 the company had $173 of accrued interest related to uncertain tax positions.

NOTE 12     SHAREHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock at $.01 par value. At September 26, 2008, no shares of preferred stock have been issued; however, 200,000 shares of Series D Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

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

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

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

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 28, 2007	2,729,642	10.30
Granted	6,200	5.43
Exercised	(61,077)	2.74
Forfeited	(143,376)	9.03
Expired	(315,002)	12.18

Options outstanding at September 26, 2008	2,216,387	10.31

Exercisable at September 26, 2008	1,704,985	10.69

The weighted average grant date fair value of options granted during the year ended September 26, 2008 was $1.60. The weighted average grant date fair value was $3.46, and $5.62 for the years ended September 28, 2007 and September 29, 2006, respectively. The total pretax intrinsic value of options exercised during the year ended was $167, $1,716, and $1,885 for fiscal years 2008, 2007, and 2006, respectively.

As of September 26, 2008, the total pretax intrinsic value of options outstanding was $22 and the options had a weighted average remaining contractual term of 5.2 years. The total pretax intrinsic value of exercisable shares at September 26, 2008 was $22 and the options had a weighted average contractual life of 4.9 years. For the year ending September 26, 2008, the amount of cash received for the exercise of options was $167, and the corresponding tax benefit related to option exercises for the same time period was $0. For the year ending September 28, 2007 the amount of cash received for the exercise of options was $1,605, and the corresponding tax benefit was $0.

Restricted stock

The Company’s plans provide for the issuance of restricted stock to employees, (“Nonvested shares” per FAS 123R). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

Financial Officer, General Managers of certain of the Company’s business units, and other vice presidents which are based on performance goals, the shares issued generally vest over a two- to four-year period, upon meeting objective performance conditions or the passage of time. The Company issued 951,960 shares of restricted stock to employees in 2008. In the years ended September 28, 2007 and September 29, 2006, the Company issued employees 765,727 and 394,000 shares, respectively.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 28, 2007	961,447	$9.10
Granted	951,960	6.29
Vested	(261,910)	9.17
Forfeited	(239,859)	9.27

Restricted stock outstanding at September 26, 2008	1,411,638	7.21

The total fair value of shares vested in the year ended September 26, 2008 was $1,093. The fair value of shares vested in the years ended September 28, 2007 and September 29, 2006 was $863, and $2,697, respectively. The tax benefit related to the vested restricted stock was $0 for the period ending September 26, 2008. The tax benefit related to restricted stock expense was $0 for the period ending September 26, 2008.

Performance-based restricted stock awards

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

In the third quarter of fiscal 2007, the following shares of Long Term Incentive Plan (LTIP) performance-based restricted stock awards were issued to the Chief Executive Officer, Chief Financial officer, and other various senior-level managers of the Company:

•

515,000 shares, which will vest at levels ranging from 0% to 100% of shares issued, dependent upon the achievement of various internal performance metrics up to and including fiscal 2009 results. If certain metrics are achieved, additional shares, up to 50% of those initially issued, can be granted to the Managers. If 100% of the issued shares vest, the total expense related to these shares will be $4,185. The average derived service period, estimated at the time of issue is 2.4 years. As of September 26, 2008 119,500 of these shares had been earned.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

In the first quarter of 2008, the following shares of LTIP performance-based restricted stock award were issued to the Chief Executive Officer, Chief Financial Officer, and other various senior-level managers of the Company:

•

430,000 shares, which will vest at levels ranging from 0% to 100% of shares issued, dependent upon the achievement of various internal sales and profit performance metrics, up to and including fiscal 2010 results. If certain metrics are achieved earlier than anticipated, additional shares, up to 50% of those initially issued, can be granted. If 100% of the issued shares vest, the total expense related to these shares will be $3,133. The average implicit service period, estimated at the time of issue, is 3.0 years.

In the first quarter of fiscal 2009 the Company’s Compensation Committee (the “Committee”) assessed the ongoing effectiveness of the above LTIP plans and due to significant changes in the structure of the Company through the acquisition and sale of businesses, changes in the markets and the changes in the Company’s strategic focus determined that they no longer created meaningful incentive. As a result, the Committee, decided to “repurpose” the shares granted in the FY 2006, FY 2007 and FY 2008 Long Term Incentive Plans through mutually consensual amendments to the vesting provisions. Consistent with its focus to improve shareholder value, the Committee approved repurposing the unvested LTIP shares from the plans discussed above, reusing these shares to create a new LTIP plan. The repurposed performance-based restricted stock will not vest or be issued unless certain specific performance goals are achieved. These performance goals were established by the Committee and are directly tied to continued improvements in the share price of the Company.

Employee Stock Purchase Plan

In fiscal 2005, the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s common stock at 85 percent of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. At September 26, 2008 no shares remain available for purchase.

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

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

Valuation and Expense Information under FAS 123(R)

In accordance with FAS 123(R), the Company recognizes compensation expense for all share based payment awards made to its employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The following table summarizes share based compensation expense related to share based payment awards, and employee stock purchases under FAS 123(R) for the years ended September 26, 2008, and September 28, 2007, and September 29, 2006, which were allocated as follows:

	2008	2007	2006
Cost of Sales	$525	$425	$189

Research and Development	404	379	141
Sales and Marketing	1,212	1,753	767
General and Administrative	2,508	1,889	2,280
Restructuring	—	—	51

Share based compensation expense included in operating expenses	4,124	4,021	3,239

Total share based compensation expense	4,649	4,446	3,428
Assumed tax benefit	—	(1,756)	(1,272)

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases, net of tax	$4,649	$2,690	$2,156

Share based compensation expense includes $266, $356, and $324, respectively, related to the Medical segment which was disposed of in the fourth quarter of 2008.

The tax benefit and the resulting effect on cash flows from operations and financing activities related to share based compensation expense was not recognized as we currently provide a full valuation allowance against our deferred tax assets. As of September 26, 2008, total future compensation expense related to nonvested stock options and restricted stock is expected to be $1,379 and $4,472, respectively. This expense is anticipated to be recognized through the fourth quarter of fiscal 2011.

The Company calculates the value of employee stock options on the date of grant using the Black-Scholes model. The use of a Black-Scholes model requires the use of estimates of employee exercise behavior data and other assumptions including expected volatility, risk-free interest rate, and expected dividends; the assumptions used in 2008, 2007, and 2006 are summarized in the following table:

	2008	2007	2006
Risk free interest rate	2.92%	4.07%	4.8%
Expected dividend yield	—	—	—
Expected lives (in years)	3.80	3.39	4.05
Expected volatility	46.52%	36.15%	45.0%

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

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

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

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the periods ending September 26, 2008, September 28, 2007, and September 29, 2006 were 17,774,000 shares, 17,374,000 shares, and 15,166,000 shares, respectively. Diluted shares outstanding for the periods ending September 26, 2008, September 28, 2007, and September 29, 2006 were 17,774,000 shares, 17,374,000 shares, and 15,437,000 shares, respectively. Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options as of September 26, 2008 or September 28, 2007, due to the Company incurring a net loss for each of those years then ended. For the year ended September 29, 2006, the dilutive effect of in-the-money employee stock options was approximately 271,000, based on the Company’s average share price for the same period of $12.02.

NOTE 13    COMMITMENTS

Most of the Company’s office and manufacturing facilities are subject to long-term operating leases. In addition, regional sales offices and automobiles are subject to leases with terms ranging from one to twelve months.

At September 26, 2008, the minimum annual operating lease payments are:

Fiscal years ending in September
2009	$5,494
2010	5,336
2011	5,106
2012	3,173
2013	393
Thereafter	2,628

$22,130

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

Total rent expense was $5,684, $5,609 , and $3,819, for the years ended September 26, 2008, September 28, 2007, and September 27, 2006, respectively. Rent expense includes $343, $394, and $1,390, respectively, related to the Medical segment which was disposed of in the fourth quarter of 2008.

NOTE 14    BUSINESS SEGMENTS

The Company is organized based on various display businesses, primarily specialty displays. Under this organizational structure, the Company operates in four main segments: Industrial, Commercial, Control Room and Signage, and Home Theater. The Industrial segment derives revenue primarily through the development and marketing of electroluminescent displays (EL), liquid crystal displays and color active matrix liquid crystal displays in specialty applications. The Commercial segment derives revenue primarily through the marketing of LCD desktop monitors, other touch displays, and projectors that are sold through distributors to end users. The Control Room and Signage segment derives revenue primarily through the marketing of scalable video-wall displays and a line of large-area flat screen digital signage products, which include software to manage the signage content. These products are sold through dealers to end users. The Home Theater segment derives revenue primarily from the sales of innovative products for the high-end home theater enthusiast including high-performance home theater projection systems, large-format thin video displays, and front-projection screens. Previously, the Company sold diagnostic monitors for use in radiology. Results of this business were previously reported in the Company’s Medical segment. Effective August 6, 2008 the Company sold the stock of DOME imaging, inc., the subsidiary under which this business operated. The transaction represented a disposal of the Medical segment. Results for this segment have been reclassified to discontinued operations for 2008, 2007, and 2006.

Effective September 30, 2006 the Company changed the presentation of the Medical and Industrial segments. Certain revenues, which primarily relate to EL products sold for medical applications, which were previously presented under the Medical segment, were moved to the Industrial segment. Prior year amounts were reclassified to conform to the current year segment presentation. In the fourth quarter of fiscal 2006, the Company added a new business unit, Control Room and Signage as a result of the acquisition of Clarity Visual Systems, Inc. In fiscal 2006 results for this business unit were aggregated with the Industrial segment as they did not meet the threshold requirements for separate disclosure at that time. Prior year amounts have been reclassified from the Industrial segment to the Control Room and Signage segment to conform with the fiscal 2007 presentation. Effective March 31, 2007 the Company created the Home Theater segment due to the introduction of Planar branded Home Theater products and new product offerings associated with the Runco acquisition. Certain revenues, which primarily relate to home theater projectors, large-format thin displays, and screens, which were previously presented under the Commercial segment, have been reclassified to the Home Theater segment; revenues associated with Runco are also presented in the Home Theater segment.

The information provided below is obtained from internal information that is provided to the Company’s chief operation decision-maker for the purpose of corporate management. Operating income (loss) from the business units includes specifically identifiable costs related to research and development, product development, sales and marketing, directly associated with each of the business units. Product development expenses and marketing and sales expenses are specifically identified by segment. Corporate expenses consist of expenses that are not directly associated with a particular segment and include general research expense, general marketing expense, finance and administration expense, human resources expense, information systems expense, restructuring and impairment charges, acquisition related costs, and share based compensation costs. Interest expense, interest income, other non-operating items and income taxes by segment are not included in the internal segment information provided to the chief operating decision-maker and are

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

therefore not presented separately below. Inter-segment sales are not material and are included in net sales to external customers below.

	2008	2007	2006
Net sales to external customers (by segment):
Industrial	72,651	61,581	80,025
Commercial	78,177	78,552	83,442
Control Room and Signage	58,192	65,292	4,657
Home Theater	50,290	23,628	523

Total sales	$259,310	$229,053	$168,647

Sales to external customers (by geography):
United States	$190,566	$169,056	$135,626
Other	68,744	59,997	33,021

Total sales	$259,310	$229,053	$168,647

Operating income (loss):
Industrial	14,469	14,361	22,757
Commercial	4,282	2,778	2,169
Control Room and Signage	3,064	20	703
Home Theater	(14,826)	(5,480)	(1,044)
Corporate	(110,452)	(37,052)	(20,362)

Total operating income (loss)	$(103,463)	$(25,373)	$4,223

In fiscal 2008 there were $38,255 of impairment and restructuring charges associated with the Control Room and Signage segment and $36,940 associated with the Home Theater segment, which are not included in operating income (loss) of the respective segments presented above but are included in corporate expenses. The assets and related capital expenditures of the Company are not reported by segment. Property, plant and equipment by geography was as follows:

	2008	2007
US	$7,246	$9,930
Europe	3,411	4,988

Total property, plant, and equipment	$10,657	$14,918

Goodwill allocated to the Company’s business segments as of September 26, 2008 and September 28, 2007 is as follows:

	2008	2007
Medical (disposed of in the fourth quarter of fiscal 2008)	$—	$11,268
Industrial	3,428	3,428
Control Room and Signage	—	32,440
Home Theater	—	20,293

Total Goodwill	$3,428	$67,429

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

Changes in goodwill for the Medical segment were due to the sale of DOME which occurred in the fourth quarter of 2008. The decrease in goodwill for the Control Room and Digital Signage and Home Theater segments was due to $5,345 in purchase accounting adjustments related to the receipt of cash from the escrow accounts for the Clarity and Runco acquisitions, which were established at the date of acquisition, and also for revisions to other estimates made at the time of the acquisition. The remaining decreases in the Control Room and Digital Signage and Home Theater segments were due to the write off of the remaining $47,388 of goodwill associated with those segments due to the goodwill impairment analysis completed in the third quarter of 2008.

Products from the Commercial and Medical segments sold to one customer comprised 11%, 11%, and 17% of total consolidated sales in fiscal 2008, 2007, and 2006, respectively. Products sold to another customer comprised 12% of total consolidated sales in 2008, 2007, and 2006, respectively. The Company does not have material sales in any particular country outside the United States.

NOTE 15    401(K) AND PENSION PLAN

All employees in North America over 21 years of age are eligible to participate in the 401(k) savings and profit sharing plan. Employees can contribute up to statutory maximums. The Company matches 5.5% of each participating employee’s eligible compensation, also subject to statutory maximums. Employer contributions vest immediately. The 401(k) plan expense amounted to $1,413, $1,529, and $798, for the years ended September 26, 2008, September 28, 2007, and September 29, 2006, respectively. The 401(k) plan expense includes $168, $188, and $168, respectively, related to the Medical segment which was disposed of in the fourth quarter of 2008.

The Company’s foreign subsidiary located in Finland participates in a multiemployer pension plan in which all employees receive defined benefit payments upon retirement. The Company recognized expense of $1,667, $1,391, and $1,233 in fiscal years 2008, 2007, and 2006, respectively, related to this plan. Pension expense includes $93, $73, and $76, respectively, related to the Medical segment which was disposed of in the fourth quarter of 2008.

NOTE 16    STAFF ACCOUNTING BULLETIN NO. 108

In September 2006, the SEC issued SAB 108. The transitional provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of errors relating to prior years that were previously considered immaterial. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. In accordance with SAB 108, the Company has adjusted beginning retained earnings for fiscal 2007 in the accompanying consolidated financial statements for the items described below. The Company considers these adjustments to be immaterial to prior periods.

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

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 26, 2008

(Dollars in thousands, except per share amounts, and share data)

NOTE 17    ASSET RETIREMENT OBLIGATIONS

The Company adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” (FIN 47) at the end of fiscal 2006. This statement requires that the fair value of a legal liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon recognition of a liability, the asset retirement cost is recorded as an increase in the carrying value of the related long-lived asset and then depreciated over the life of the asset. The asset retirement obligations arise primarily from contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates. As a result of an evaluation of the Company’s asset retirement obligations, the Company recorded a $350 current liability for asset retirement obligations and a $16 increase in the carrying value of the related assets, net of $334 of accumulated depreciation at the end of fiscal 2006. The cumulative effect that was recorded in the fourth quarter of fiscal 2006 upon the adoption of this accounting standard resulted in a charge of $202, net of the tax benefit of $132.

The following table presents the pro forma liability for asset retirement obligation as if the provision of FIN 47 had been applied at the beginning of fiscal 2005:

	Year ended
	2008	2007	2006
Liability for asset retirement obligation	$60	$60	$334

The following table presents net income (loss) and earnings (loss) per share for fiscal 2008, 2007, and 2006 as if the provisions of FIN 47 had been applied at the beginning of fiscal 2006:

	Year ended
	2008	2007	2006
Net income (loss), as reported	$(89,758)	$(23,184)	$6,280
Add back:
Cumulative effect of change in accounting principle, net of tax of $0, $0, and $132 respectively	—	—	202
Deduct:
Depreciation, net of tax	—	10	19

Net income (loss), as adjusted	$(89,758)	$(23,174)	$6,463

Net income (loss) per share as adjusted:
Basic	$(5.05)	$(1.33)	$0.43
Diluted	$(5.05)	$(1.33)	$0.42

The lease associated with the above asset retirement obligation expired in 2007. Before amounts were expended to fulfill the asset retirement obligations the Company entered into a new lease for the same facility. The new lease requires the removal of fewer leasehold improvements and as such the asset retirement obligation was adjusted to $60 in fiscal 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during fiscal 2008 that could significantly affect our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a—15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of September 26, 2008.

The effectiveness of our internal controls over financial reporting as of September 26, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on Internal Control Over Financial Reporting included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Planar Systems, Inc. and subsidiaries:

We have audited Planar Systems, Inc.’s internal control over financial reporting as of September 26, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Planar Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Planar Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 26, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 26, 2008 and September 28, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 26, 2008, and our report dated December 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

December 10, 2008

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance of Planar Systems, Inc.

The information set forth under the captions “Election of Directors”, “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 19, 2009, is incorporated by reference into this Report.

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

The information set forth under the captions “Election of Directors—Director Compensation,” “Executive Compensation,” “Compensation Committee Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 19, 2009, is incorporated by reference into this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” and “Stock Owned by Management and Principal Shareholders” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 19, 2009, is incorporated by reference into this Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Certain Relationships and Related Transactions” and “Election of Directors” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 19, 2009, is incorporated by reference into this Report.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 19, 2009, is incorporated by reference into this Report.

Part IV

Item 15.	Exhibits and Financial Statement, Schedules

(a)(1) Financial Statements

The financial statements of Planar Systems, Inc. as set forth under Item 8 are filed as part of this report.

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted since the information called for is not present in amounts sufficient to require submission of the schedules.

The independent registered public accounting firm report with respect to the above-listed financial statements appears on page 36 of this report.

(a)(3) Exhibits

Exhibit Number	Title
2.1	Agreement and Plan of Merger and Reorganization by and among Planar Systems, Inc., Cornell Acquisition Corporation, Clarity Visual Systems, Inc. and certain other parties date as of July 18, 2006 (4)

2.2	Asset Purchase Agreement by and among Compton Acquisition, Inc., Runco International, Inc., and the stockholders of Runco International, Inc., dated as of May 23, 2007 (23)

2.3	Stock Purchase Agreement by and among NDS Surgical Imaging, LLC, NDS Imaging Holdings, LLC and Planar Systems, Inc., dated as of August 6, 2008 (27)

3.1	Second Restated Articles of Incorporation of Planar Systems, Inc. (1)

3.2	Second Restated Bylaws of Planar Systems, Inc. (7)

3.3	Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (2)

3.4	Second Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc (3)

3.5	Fourth Amendment to Second Restated Bylaws of Planar Systems, Inc. (27)

4.1	Specimen stock certificate (1)

4.2	Rights Agreement dated as of February 3, 2006 between Planar Systems, Inc. and Mellon Investor Services, LLC. (3)

10.1	1993 Incentive Stock Option Plan* (1)

10.2	Lease agreement dated as of May 20, 1998 between Metra Corporation and Planar International, Ltd (English translation) (5)

10.3	1996 Stock Incentive Plan* (6)

Exhibit Number	Title
10.4	Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999* (7)

10.5	Form of Restricted Stock Award Agreement under Planar Systems, Inc. 1996 Stock Incentive Plan dated as of May 24, 1999* (7)

10.6	Planar Systems, Inc. 1999 Nonqualified Stock Option Plan* (7)

10.7	Planar Systems, Inc. Deferred Compensation Plan* (7)

10.8	Lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (9)

10.9	Addendum to lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (9)

10.10	Master Equipment Lease dated June 24, 2002 between The Fifth Third Leasing Company and Planar Systems, Inc. (10)

10.11	Credit Agreement Dated as of December 16, 2003 among Planar Systems, Inc. and Bank of America, N.A. (11)

10.12	First Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, National Association, dated as of December 21, 2004 (12)

10.13	Planar Systems, Inc. 2004 Employee Stock Purchase Plan* (13)

10.14	Second Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, National Associated, dated as of October 21, 2005* (14)

10.15	Executive Employment Agreement by and between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (15)

10.16	Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (15)

10.17	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (15)

10.18	Letter Agreement between Scott Hildebrandt and Planar Systems, Inc. dated as of November 22, 2005* (16)

10.19	Restricted Stock Award Agreement between Planar Systems, Inc. and Scott Hildebrandt dated as of November 22, 2005* (16)

10.20	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Scott Hildebrandt dated as of November 22, 2005* (16)

10.21	Amended and Restated Planar Systems, Inc 1993 Stock Option Plan for Nonemployee Directors (17)

10.22	Letter Agreement between Brad Gleeson and Planar Systems, Inc. dated as of July 17, 2006* (19)

10.23	Employment Agreement between Planar Systems, Inc. and Kris Gorriaran dated as of July 17, 2006* (19)

10.24	Clarity Visual Systems, Inc. 1995 Stock Incentive Plan* (18)

10.25	Clarity Visual Systems Inc. Non-Qualified Stock Option Plan* (18)

Exhibit Number	Title
10.26	Lease Agreement dated as of December 27, 2006 between Techpointe Commons and Planar Systems, Inc (20)

10.27	Terms of Employment between Planar Systems, Inc. and Stephen Going dated as of January 22, 2007* (21)

10.28	Executive Stock Option Agreement between Planar Systems, Inc. and Stephen Going dated as of March 5, 2007* (21)

10.29	Third Amendment to Credit Agreement between Planar Systems, Inc. and Bank of America, National Association, dated as of May 23, 2007 (22)

10.30	Terms of Employment between Planar Systems, Inc. and Terri Timberman dated as of April 10, 2007* (23)

10.31	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Terri Timberman dated as of May 14, 2007* (23)

10.32	Restricted Stock Award Agreement between Planar Systems, Inc. and Terri Timberman dated as of May 14, 2007* (23)

10.33	Form for Performance Share Agreement between Planar Systems, Inc. and Douglas Barnes, Mark Ceciliani, Bradley Gleeson, Stephen Going, Kristina Gorriarian, E. Scott Hildebrandt, J. Jack Ehren, Gerald Perkel, and Terri Timberman* (23)

10.34	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Jack Ehren, Doug Barnes, Mark Ceciliani, Brad Gleeson, Kris Gorriaran, Steve Going, Scott Hix and Terri Timberman)* (24)

10.35	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Scott Hildebrandt)* (24)

10.36	Form of Fiscal Year 2008 to Fiscal Year 2010 Long Term Incentive Plan Award Agreement* (25)

10.37	Restricted Stock Agreement between Planar Systems, Inc. and Stephen Going dated as of March 5, 2007* (31)

10.38	Planar Systems, Inc. 2007 New Hire Incentive Plan* (31)

10.39	Waiver and Fourth Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, N.A., dated December 10, 2007 and effective December 11, 2007 (26)

10.40	Lease agreement dated as of September 20, 2007 between Equastone Amberglen, LLC and Planar Systems, Inc. (27)

10.41	Form of Indemnification Agreement for Officers and Directors (28)

10.42	Terms of Employment between Planar Systems, Inc. and John T. Major dated as of December 11, 2007 (29)

10.43	Executive Severance Agreement between Planar Systems, Inc. and John T. Major dated as of January 28, 2008 (29)

10.44	Restricted Stock Award Agreement between Planar Systems, Inc. and John T. Major dated as of January 28, 2008 (29)

10.45	Restricted Stock Award Agreement between Planar Systems, Inc. and John T. Major dated as of January 28, 2008 (29)

10.46	Performance Share Agreement between Planar Systems, Inc. and John T. Major dated as of January 28, 2008 (29)

Exhibit Number	Title
10.47	Form for Restricted Stock Agreement between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, Walter W. Noce, Jr., Heinrich Stenger, E. Kay Stepp, Gregory H. Turnbull, and Steven E. Wynne dated as of February 21, 2008 (29)

10.48	Separation Agreement and Release between Planar Systems, Inc. and John J. Ehren dated as of March 3, 2008 (29)

10.49	Fifth Amendment to Credit Agreement among Planar Systems, Inc., each lender party thereto and Bank of America, N. A., as agent, entered into as of August 6, 2008. (30)

14.0	Code of Conduct of Planar Systems, Inc. (12)

21.0	Subsidiaries of Planar Systems, Inc.

23.0	Consent of KPMG LLP, Independent registered public accounting firm

24.0	Power of Attorney (included on Signature Page)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 27, 1996.
(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on February 9, 2006.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 21, 2006.
(5)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended September 25, 1998.
(6)	Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended September 26, 1997.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 24, 1999.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2001.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 2003.
(12)	Incorporated by reference to the Company’s Current Report on 8-K filed on December 28, 2004.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2005.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2005.
(17)	Incorporated by reference to the Company’s Proxy Statement dated December 22, 2005 filed on December 29, 2005.
(18)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-138064) filed on October 18, 2006.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 29, 2006.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2006.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2007.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2007.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2007.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007
(27)	Incorporated by reference to the Company’s Current Report on Form 10-Q for the quarter ended December 29, 2007.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2008.
(29)	Incorporated by reference to the Company’s Current Report on Form 10-Q for the quarter ended March 28, 2008.
(30)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2008.
(31)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2007.

*	This exhibit constitutes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC

December 10, 2008	By:	/s/ SCOTT HILDEBRANDT
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

/s/ GERALD K. PERKEL Gerald K. Perkel	President, Chief Executive Officer, Director (Principal Executive Officer)	December 10, 2008

/s/ SCOTT HILDEBRANDT Scott Hildebrandt	Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	December 10, 2008

/s/ CARL NEUN Carl Neun	Director	December 10, 2008

/s/ WALTER W. NOCE, JR. Walter W. Noce, Jr.	Director	December 10, 2008

/s/ HEINRICH STENGER Heinrich Stenger	Director	December 10, 2008

/s/ E. KAY STEPP E. Kay Stepp	Director	December 10, 2008

/s/ GREGORY H. TURNBULL Gregory H. Turnbull	Chairman	December 10, 2008

/s/ STEVEN E. WYNNE Steven E. Wynne	Director	December 10, 2008

/s/ MICHAEL GULLARD Michael Gullard	Director	December 10, 2008