Form 10-Q
period 2008-12-26
PLANAR SYSTEMS INC
filed 2009-02-04
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended December 26, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of common stock outstanding as of January 30, 2009

19,279,666 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended
	Dec. 26, 2008	Dec. 28, 2007
Sales	$49,095	$70,029
Cost of sales	36,850	52,908

Gross profit	12,245	17,121
Operating expenses:
Research and development, net	2,987	2,701
Sales and marketing	7,173	8,864
General and administrative	5,394	6,047
Amortization of intangible assets	820	1,854
Acquisition related costs	—	805
Restructuring charges (Note 4)	546	(497)
Gain on sale of assets (Note 10)	(5,511)	—

Total operating expenses	11,409	19,774

Income (loss) from operations	836	(2,653)
Non-operating income (expense):
Interest, net	(30)	(327)
Foreign exchange, net	524	(117)
Other, net	98	(110)

Net non-operating income (expense)	592	(554)

Income (loss) from continuing operations before income taxes	1,428	(3,207)
Provision for income taxes (Note 5)	526	346

Income (loss) from continuing operations	902	(3,553)
Income from discontinued operations, net of income taxes	—	64

Net income (loss)	$902	$(3,489)

Income (loss) per share from continuing operations
Basic	$0.05	$(0.20)

Diluted	$0.05	$(0.20)

Income per share from discontinued operations
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Net income (loss) per share
Basic	$0.05	$(0.20)

Diluted	$0.05	$(0.20)

Average shares outstanding—basic	18,157	17,665
Average shares outstanding—diluted	18,207	17,665

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	Dec. 26, 2008	Sept. 26, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,764	$14,915
Accounts receivable, net of allowance for doubtful accounts of $2,908 and $2,552	29,478	41,741
Inventories	38,914	38,782
Other current assets	7,556	5,063

Total current assets	93,712	100,501
Property, plant and equipment, net	9,450	10,657
Goodwill	3,428	3,428
Intangible assets, net	7,588	9,390
Other assets	4,931	5,148

	$119,109	$129,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,041	$21,962
Current portion of capital leases	131	198
Deferred revenue	1,065	1,704
Other current liabilities	25,999	28,213

Total current liabilities	42,236	52,077
Other long-term liabilities	5,489	6,615

Total liabilities	47,725	58,692
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock	175,430	173,519
Retained earnings (deficit)	(102,670)	(103,497)
Accumulated other comprehensive income (loss)	(1,376)	410

Total shareholders’ equity	71,384	70,432

	$119,109	$129,124

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended
	Dec. 26, 2008	Dec. 28, 2007
Cash flows from operating activities:
Net income (loss)	$902	$(3,489)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,888	3,508
Restructuring charges	546	(637)
Share based compensation	1,766	1,301
Gain on sale of assets	(5,511)	—
(Increase) decrease in accounts receivable	11,801	(589)
(Increase) decrease in inventories	(1,510)	629
(Increase) decrease in other current assets	132	(1,044)
Increase (decrease) in accounts payable	(6,964)	390
Increase (decrease) in deferred revenue	(414)	182
Decrease in other current liabilities	(3,647)	(1,606)

Net cash used in operating activities	(1,011)	(1,355)
Cash flows from investing activities:
Purchase of property, plant and equipment	(145)	(1,251)
Cash received related to acquisition, net of cash acquired	—	1,400
Proceeds from sale of property, plant, and equipment	—	498
Proceeds from sale of assets, net	3,013	—
Increase in long-term assets	—	(25)

Net cash provided by investing activities	2,868	622
Cash flows from financing activities:
Payments of capital lease obligations	(63)	(64)
Proceeds from note payable	—	2,000
Value of shares withheld for tax liability	(76)	(155)
Excess tax benefit of share based compensation	—	—
Net proceeds from issuance of capital stock	146	22

Net cash provided by financing activities	7	1,803
Effect of exchange rate changes	985	(309)

Net increase in cash and cash equivalents	2,849	761
Cash and cash equivalents at beginning of period	14,915	15,287

Cash and cash equivalents at end of period	$17,764	$16,048

Supplemental cash flow disclosure
Receivable in other current assets related to gain on sale of assets	$3,426	$—

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in such financial statements has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 26, 2008. In fiscal 2008 the Company disposed of its Medical segment. Amounts related to the Medical segment for fiscal 2008 have been reclassified to discontinued operations. Such reclassifications have no effect on net income or retained earnings (deficit).

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

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations from the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending September 25, 2009.

Note 2 - BUSINESS ACQUISITIONS

Acquisition of Clarity Visual Systems, Inc.

In the fourth quarter of 2006 the Company acquired all of the outstanding shares and assumed all of the outstanding stock options of Clarity Visual Systems, Inc. (“Clarity”). Acquisition related costs, which were a component of the overall purchase price, included estimated costs associated with the restructuring of the pre-acquisition activities of Clarity. Restructuring costs are primarily comprised of costs related to excess employees and facilities. Estimated costs are based upon a plan that was committed to by management during the fourth quarter of 2006. Restructuring costs have been accounted for under Emerging Issues Task Force Issues No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) and have been recognized as a liability assumed in the purchase business combination. The Company anticipates that the payments required related to these actions may not be completed until 2010. Information regarding the restructuring liability is as follows:

Balance at September 26, 2008	$403
Cash Paid	(43)

Balance at December 26, 2008	$360

Acquisition of Runco International, Inc.

In the third quarter of fiscal 2007 the Company acquired substantially all of the assets and certain liabilities of Runco International, Inc. (“Runco”), a supplier of premium projectors, video processors, plasma screens, and LCD’s to the Home Theater market. Acquisition related costs, which were a component of the overall purchase price, included estimated costs associated with the restructuring of the pre-acquisition activities of Runco. Estimated costs are based upon a plan that was committed to by management during the third quarter of 2007. Restructuring costs have been accounted for under EITF 95-3 and have been recognized as a liability assumed in the purchase business combination. Restructuring costs are primarily comprised of costs associated with exiting the Company’s Union City facility which was vacated in the second quarter of 2008 when manufacturing of Runco and Vidikron branded products was transitioned to the Company’s facilities in Beaverton, Oregon. Remaining restructuring costs consist of payments related to the Union City facility for which the Company continues to be contractually obligated to pay. The Company anticipates that the remaining payments will be completed during fiscal 2010. Information regarding the restructuring liability is as follows:

Balance at September 26, 2008	$63
Cash Paid	(7)

Balance at December 26, 2008	$56

Note 3 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Dec. 26, 2008	Sept. 26, 2008
Raw materials	$12,869	$14,101
Work in process	5,716	4,432
Finished goods	20,329	20,249

	$38,914	$38,782

Note 4 - RESTRUCTURING CHARGES

During the first quarter of 2009 the Company recorded $677 in restructuring charges related to severance benefits estimated for the termination of employment for certain employees who perform primarily engineering, sales, marketing, and administrative functions. In the fourth quarter of 2008 the Company recorded restructuring charges related to severance benefits estimated for the termination of employment for certain employees. During the first quarter of fiscal 2009 the Company determined that the severance benefits related to the 2008 charges would be less than initially estimated and reduced the liability to reflect the current estimate of amounts to be paid. This revision was recorded as a $131 reduction in operating expenses for the three months ended December 26, 2008.

The restructuring charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities
Balance as of September 26, 2008	$1,730	$1,044
Additional Charges	677	—
Revisions to original estimate	(131)	—
Cash paid	(640)	—

Balance as of December 26, 2008	$1,636	$1,044

Note 5 - INCOME TAXES

The provision for income taxes for the first quarter of fiscal year 2009 was recorded based upon the current estimate of the Company’s annual effective tax expense. Generally, the provision for income taxes is the result of the mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The 36.8% tax expense rate as of December 26, 2008 differs from the federal statutory rate primarily due to a valuation allowance on its U.S. and French deferred tax assets, the provision for state income taxes, and the effects of the Company’s operations in foreign jurisdictions with different tax rates. The Company’s policies require it to record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. In 2007, the Company determined that a valuation allowance should be recorded against all of its U.S. and French deferred tax assets based on the criteria of SFAS No. 109, “Accounting for Income Taxes.” As of December 26, 2008, this valuation allowance was still in place.

The sale of the Company’s digital signage software business during the first quarter of 2009 had no implications on our tax provision. As of December 26, 2008, there have been no material changes to the amount of unrecognized tax benefits under FIN 48. The Company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

The Company is subject to taxation primarily in the United States, Finland, and France, as well as state (including Oregon, California and Massachusetts) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for a statute of limitation from three to five years. The Company has settled with the Internal Revenue Service on their examination of all U.S. federal income tax matters through fiscal year 2006. The Company is appealing certain issues the Finnish tax authorities took during their examination of the Company’s operations in Finland for the tax years 2001 through 2006. The Company may resolve some or all of the issues related to tax matters and make payments to settle agreed-upon liabilities. The Company does not anticipate total gross unrecognized tax benefits will significantly change, as a result of full or partial settlement of audits, or the expiration of statutes of limitations within the next 12 months.

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

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 26, 2008	2,216,387	$10.31
Granted	—	—
Exercised	(1,522)	0.03
Forfeited	(130,997)	8.88
Expired	(222,627)	14.97

Options outstanding at December 26, 2008	1,861,241	$9.90

The total pretax intrinsic value of options exercised during the three months ended December 26, 2008 was $1. As of December 26, 2008 the total intrinsic value of options outstanding was $4, and the options had a weighted average remaining contractual term of 5.2 years. As of December 26, 2008 there were 1,547,727 options exercisable with a weighted average exercise price of $10.09 per share, an aggregate intrinsic value of $4, and a weighted average contractual life of 5.0 years.

Restricted stock

The Company’s plans provide for the issuance of restricted stock to employees, (“Nonvested shares” per SFAS No. 123R “Share Based Payment”). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, and Vice Presidents, which vest according to improvements in the Company’s share price, the shares issued generally vest over a one- to three-year period, upon meeting objective performance conditions or the passage of time.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 26, 2008	1,411,638	$7.21
Granted	671,400	1.79
Vested	(283,513)	5.24
Canceled	(199,985)	6.06

Restricted stock outstanding at December 26, 2008	1,599,540	$5.43

In the first quarter of 2009 the Company granted 312,650 shares of restricted stock to Company executives as part of the Company’s Strategic Retention Plan (a plan that provides time-based restricted shares in lieu of a cash bonus plan). These awards will vest in equal quarterly installments throughout fiscal 2009. In the first quarter of 2009 the Company also granted 141,250 market condition restricted stock awards to the Company’s Chief Executive Officer, Chief Financial Officer, and Vice Presidents. In addition, the Compensation Committee of the Board of Directors approved the “repurposing” of 593,750 outstanding shares from the Company’s fiscal 2006, 2007, and 2008 Long Term Incentive Plan programs. The repurposing was achieved through a consensual amendment of the vesting conditions of these outstanding awards to match the terms of the newly issued market-based grants issued in the first quarter of fiscal 2009. These market condition awards vest upon improvements in the Company’s share price over a two-year period. If at the end of the performance period the minimum price improvement threshold is not met, normal vesting of the shares would not occur. The value of these shares and the related requisite service period was determined by use of a Monte Carlo simulation model, and is being recognized as expense over the requisite service period, pursuant to SFAS 123R.

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

Valuation and Expense Information under SFAS 123R

The following table summarizes share based compensation expense related to share based payments awards, and employee stock purchases under SFAS 123R for the three months ended December 26, 2008 and December 28, 2007. The expense was allocated as follows:

	Three Months Ended Dec. 26, 2008	Three Months Ended Dec. 28, 2007
Cost of sales	$50	$140

Research and development	$75	$85
Sales and marketing	550	402
General and administrative	1,091	674

Share based compensation expense included in operating expenses	$1,716	$1,161

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases	$1,766	$1,301

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

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the periods ending December 26, 2008 and December 28, 2007 were 18,157,000 and 17,665,000, respectively. Diluted shares outstanding for the periods ending December 26, 2008 and December 28, 2007 were 18,207,000 and 17,665,000, respectively. Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three months ended December 26, 2008, the dilutive effect of in-the-money employee stock options was approximately 8,000 shares, based on the Company’s average share price for the same period of $1.64 and the dilutive effect of nonvested stock awards was approximately 42,000 shares. For the three months ended December 26, 2008 options and nonvested stock awards amounting to approximately 3,346,000 shares were excluded from the calculation as their effect would have been anti-dilutive. For the period ended December 28, 2007 options and unvested shares amounting to approximately 3,094,000 shares were excluded from the calculation as the Company incurred a net loss for the period and their effect would have been anti-dilutive.

Note 7 - BUSINESS SEGMENTS

The Company is organized based on various display businesses, primarily specialty displays. Under this organizational structure, the Company operates in four main segments: Industrial, Commercial, Control Room and Signage, and Home Theater. The Industrial segment derives revenue primarily through the development and marketing of electroluminescent (EL) displays, liquid crystal displays and color active matrix liquid crystal displays in specialty applications. The Commercial segment derives revenue primarily through the marketing of LCD desktop monitors, other touch displays, and projectors that are sold through distributors to end users. The Control Room and Signage segment derives revenue primarily through the marketing of scalable video-wall displays and a line of large-area flat screen digital signage products, which include software to manage the signage content. These products are sold through integrators to end users. In the first quarter of 2009 the Company sold the assets of its digital signage software business in two separate transactions, as discussed in Note 10. The Home Theater segment derives revenue primarily from the sales of innovative products for the high-end home theater enthusiast including high-performance home theater projections systems, large format thin video displays, and front-projection screens. Previously, the Company sold diagnostic monitors for radiological use. Results of this business were previously reported in the Company’s Medical segment. In the fourth quarter of fiscal 2008 the Company sold the stock of DOME imaging, inc., the subsidiary under which this business operated. The transaction represented a disposal of the Medical segment. 2008 results for this segment have been reclassified to discontinued operations and are excluded from the information provided below.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Operating income (loss) from the segments includes specifically identifiable costs related to research and development, product development, and sales and marketing directly associated with each of the segments. Research and product development expenses and sales and marketing expenses are specifically identified by segment. Corporate expenses consist of expenses that are not directly associated with a particular segment and include general research expense, general marketing expense, finance and administration expense, human resources expense, information systems expense, restructuring and impairment charges, acquisition related costs, and share based compensation costs. Interest expense, interest income, other non-operating items and income taxes by segment are not included in the internal segment information provided to the chief operating decision maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to customers below. Operating income from the Control Room and Signage segment of $6,279 includes the $5,511 gain recognized on the sale of the assets of the digital signage software business as discussed in Note 10.

	Three months ended
	Dec. 26, 2008	Dec. 28, 2007
Net sales to external customers (by segment):
Industrial	$13,846	$17,096
Commercial	13,423	20,016
Control Room and Signage	11,561	17,849
Home Theater	10,265	15,068

Total sales	$49,095	$70,029

Operating income (loss):
Industrial	$2,523	$3,221
Commercial	604	1,009
Control Room and Signage	6,279	2,839
Home Theater	(677)	(607)
Corporate	(7,893)	(9,115)

Income (loss) from operations	$836	$(2,653)

Note 8 - OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Dec. 26, 2008	Sept. 26, 2008
Warranty reserve	$5,050	$5,461
Income taxes payable	3,482	4,076
Accrued compensation	7,366	8,380
Other	10,101	10,296

Total	$25,999	$28,213

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

Balance at September 26, 2008	$5,461
Cash paid for warranty repairs	(1,292)
Provision for current period sales	881

Balance as of December 26, 2008	$5,050

NOTE 9 - BORROWINGS

The Company’s current credit agreement, as amended, allows for borrowing up to one-third of the net value of its domestic inventory, accounts receivable, and property, plant, and equipment. The credit agreement, as amended, allows for a maximum borrowing capacity of $20.0 million, expires on December 1, 2009, and is secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of December 26, 2008 the rate was LIBOR plus 1.75%. There were no amounts outstanding on the agreements as of December 26, 2008 and September 26, 2008. The credit agreement contains certain financial covenants, with which the Company was in compliance as of December 26, 2008. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers therefrom, would result in an event of default and could result in the acceleration of any amounts outstanding on the agreement, which in turn could lead to the inability to pay debts and the loss of control of certain assets. From its inception, the agreement has included a material adverse change clause which could be invoked by the lender. It is possible that the lender could invoke this clause and accelerate repayment of amounts outstanding under the facility. Management does not believe that this is probable, but if this event occurred or any covenant violation was not waived, the Company would pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets. Additionally, if the Company were unable to renew or extend this agreement, the Company would need to pursue other sources of financing, potentially including more costly alternatives, or the Company would need to dispose of certain assets.

NOTE 10 - GAIN ON SALE OF ASSETS

In the first quarter of 2009 the Company sold the assets associated with its digital signage software business in two transactions. On November 14, 2008 the Company sold certain assets related to the gaming portion of the digital signage software business to Bally Gaming Inc., and on December 26, 2008 the Company sold the remaining assets relating to the digital signage software business to CS Software Holdings LLC. As a result of these transactions the Company recorded a gain on sale, net of transaction costs, which consisted primarily of legal and brokerage fees. The sale of these assets does not constitute the disposal of a component of the Company as defined by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and accordingly, results of this business have not been reclassified to discontinued operations for the three months ended December 26, 2008 and December 27, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended September 26, 2008.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. These and other forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: the possibility that Planar will experience further difficulties integrating and operating the Clarity and Runco businesses; changes or slower growth in the command and control display markets; further inability to realize expected benefits and synergies of the Clarity and Runco acquisitions; continued or further weakening of domestic and international business and economic conditions; any reduction in or delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; any inability to reduce costs quickly enough in response to unanticipated reductions in revenue; adverse impacts on the Company or its operations relating to or arising from Company indebtedness and difficulties in obtaining necessary financing, changes in the flat-panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners; final settlement of contractual liabilities; balance sheet changes related to updating certain estimates required for the purchase accounting treatment of the Clarity and Runco acquisitions; future production variables impacting excess inventory and other risk factors described under Item 1A. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company reaffirms the critical accounting policies and use of estimates as reported in its Form 10-K for the year ended September 26, 2008.

INTRODUCTION

Planar Systems, Inc. is a provider of specialty display solutions for customers in the industrial, command and control, specialty home theater, and commercial markets. Products include display components, completed displays, and display systems based on a variety of flat panel and projection technologies. The Company has a global reach with sales offices in North America, Europe and Asia.

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

Unless context otherwise requires, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Planar,” refer to Planar Systems, Inc. and unless the context requires otherwise, includes all of the Company’s consolidated subsidiaries.

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

Industrial

This business focuses on providing primarily embedded, ruggedized/customized displays to Original Equipment Manufactures (OEMs) to include in their systems. Key technologies in this segment include Electroluminescent (EL) Displays, Active-matrix Liquid Crystal Displays (AMLCD), and passive Liquid Crystal Displays (LCD). These technologies are used in a wide variety of applications and industries including instrumentation, medical equipment, retail installations, vehicle dashboards, and military applications.

Control Room and Signage

This business has two primary markets: the first, Command and Control, provides high-resolution video walls for the security, governmental, telecom, energy, industrial, broadcast, and transportation sectors. Key technologies used in solutions for video walls include rear-projection video cubes and image processing hardware and software. The second market served by this segment is the Digital Signage market, to which the Company sells large-format flat panel LCD displays and digital signage management software. In the first quarter of 2009 the Company sold the assets related to its digital signage software business. On November 14, 2008 the Company sold certain assets related to the gaming portion of the digital signage software business to Bally Gaming Inc., and on December 26, 2008 the Company sold the remaining assets of its digital signage software business to CS Software Holdings LLC.

Home Theater

This business sells innovative products for the high-end home theater enthusiast including high-performance home theater projection systems, video processing equipment, large-format thin displays, and accessories. Historically this business went to market under three uniquely positioned brands: Runco, Vidikron, and Planar branded Home Theater products. In the fourth quarter of 2008 the Company began to focus its resources primarily on the Runco brand as it reduced the number of brands marketed in this business. Runco products are primarily sold directly to custom home installation dealers in the United States and to Home Theater distributors outside the United States.

Commercial

LCD desktop monitors, touch displays, thin client monitors, and business projectors comprise the product offerings in this business. The predicted slowing growth and price pressure in the desktop monitor market is being reflected in this business unit as efforts have shifted from top-line growth to bottom-line profit. The majority of products are sold to business users in North America via third party distributors. The Company’s strategy going forward is focused on improving consistent profitability through the offering of higher margin products, such as projectors, networked displays, wide format monitors, and touch displays.

The Company previously sold medical diagnostic imaging monitors. Results of this business were previously reported in the Company’s Medical segment. In the fourth quarter of fiscal 2008 the Company sold the stock of DOME imaging, inc., the subsidiary under which this business operated. The transaction represented a disposal of the Medical segment. 2008 results for this segment have been reclassified to discontinued operations and are excluded from the amounts discussed below.

Overview

Sales of $49.1 million in the first three months of fiscal 2009 decreased $20.9 million or 29.9% as compared to sales of $70.0 million in the first three months of fiscal 2008. The decrease in sales was a result of slower demand in the Industrial, Control Room and Signage, and Home Theater segments resulting from the challenges experienced in the current economic environment. Sales also decreased as a result of a decrease in average selling prices for commercial products. In the first quarter of 2009 net income was $0.9 million or $0.05 per share as compared to a net loss of $3.5 million or $0.20 per share in the first quarter of 2008. Net income in the first quarter of 2009 was primarily due to a $5.5 million gain recognized on the sale of the digital signage software business, which occurred in the first quarter of 2009. In the first quarter of 2009 income from operations of $0.8 million increased $3.5 million, from a $2.7 million loss from operations in the first quarter of 2008. Income from operations in the first quarter of 2009 was primarily a result of the $5.5 million gain recognized on the sale of the digital signage software business.

In the Industrial segment, sales decreased by $3.3 million to $13.8 million in the first quarter of 2009 as compared to $17.1 million in the first quarter of 2008 due to deteriorating economic conditions experienced in the first quarter of 2009. Operating income in this segment decreased $0.7 million to $2.5 million in the first quarter of 2009 as compared to $3.2 million in the first quarter of 2008. The decrease in operating income was primarily a result of a decrease in this segment’s sales, as well as increases in research and development and sales and marketing expenses, which were partially offset by a favorable mix of products sold.

In the Commercial segment, sales decreased $6.6 million to $13.4 million in the first quarter of 2009 as compared to $20.0 million in the first quarter of 2008 due to a decrease in average selling prices of commercial products. Operating income in the Commercial segment decreased $0.4 million to $0.6 million in the first quarter of 2009 as compared to $1.0 million in the first quarter of 2008. The decrease in operating income was primarily a result of a decrease in the segment’s sales which was partially offset by a decrease in sales and marketing expenses.

In the Control Room and Signage segment, sales decreased $6.2 million to $11.6 million in the first quarter of 2009 as compared to $17.8 million in the first quarter of 2008. The decrease in sales was due primarily to a decrease in sales of command and control and digital signage products as a result of the worldwide economic slowdown and also due to the impact of the weakening Euro against the U.S. Dollar, as a large portion of this segment’s sales are Euro-denominated. Operating income in this segment increased $3.5 million to $6.3 million in the first quarter of 2009 as compared to $2.8 million in the first quarter of 2008. The increase in operating income was primarily a result of the $5.5 million gain on sale of the digital signage software business and decreases in research and development and sales and marketing expenses, which were partially offset by a decrease in the segment’s gross profit.

In the Home Theater segment, sales decreased $4.8 million to $10.3 million in the first quarter of 2009 as compared to $15.1 million in the first quarter of 2008 due to the Company’s strategic decision to reduce the number of brands being marketed in this segment and to focus its resources on the Runco Brand. This strategic change was announced in the fourth quarter of 2008. The decrease in sales was also due to slower demand for home theater products as a result of the deteriorating economic conditions experienced in the first quarter of 2009. Operating loss in this segment increased $0.1 million to $0.7 million in the first quarter of 2009 as compared to $0.6 million in the first quarter of 2008. The increase in operating loss was due primarily to the decrease in sales in the first quarter of 2009 and increased research and development expenses which were partially offset by decreases in sales and marketing expenses.

In fiscal 2008 the Company initiated a new strategic direction intended to fix or fix and sell its under-performing or non-strategic business segments, reduce costs, and improve and strengthen its balance sheet. The Company continued progress on this strategy in the first quarter of 2009 with the sale of the digital signage software business as discussed above. The Company has taken action in the fourth quarter of 2008 and the first quarter of 2009 to reduce costs, which have begun to favorably impact its profitability. The Company will continue to proactively reduce costs, pursue opportunities to dispose of underperforming or non-strategic assets, and improve working capital in the future.

Sales

The Company’s sales of $49.1 million in the first quarter of 2009 decreased $20.9 million or 29.9% as compared to $70.0 million in the first quarter of 2008. The decrease in sales was due to decreases in sales in all segments. In the first quarter of 2009 sales in the Industrial segment decreased $3.3 million, sales in the Commercial segment decreased $6.6 million, sales in the Control Room and Signage segment decreased $6.2 million and sales in the Home Theater segment decreased $4.8 million, all as compared to the first quarter of 2008.

In the Industrial segment sales decreased $3.3 million or 19.0% to $13.8 million in the first quarter of 2009 from $17.1 million in the same period of 2008. The decrease was primarily due to a $3.7 million decrease in sales of EL products and a $0.6 million decrease in sales of LCD products, which were partially offset by a $1.0 million increase in sales of stereomirror products and smaller increases in sales of other industrial products. The decrease in sales of EL products was primarily due to slower demand as a result of the worldwide economic slowdown experienced in the first quarter of 2009 and also due to customer caused delays in scheduled purchases and delivery dates. The decrease in sales of LCD products is primarily the result of certain OEM contracts not being renewed. Sales of stereomirror products increased as these newer products continue to increase their market penetration.

Sales in the Commercial segment decreased $6.6 million or 32.9% to $13.4 million in the first quarter of 2009 from $20.0 million in the same period in 2008. The decrease in sales was due primarily to a decrease in average selling prices of desktop monitors due to an oversupply of these products in the market. Volumes in the first quarter of 2009 remained consistent with volumes in the first quarter of 2008.

Sales in the Control Room and Signage segments decreased $6.2 million or 35.2% to $11.6 million in the first quarter of 2009 from $17.8 million in the first quarter of 2008. The decrease was primarily due to decreased demand for command and control products as a result of the worldwide economic slowdown experienced in the first quarter of 2009 and also due to the impact of the weakening Euro against the U.S. Dollar, as a large portion of this segment’s sales are Euro-denominated. The decrease in sales was also due to the sale of the gaming portion of the digital signage software business midway through the first quarter of 2009.

Sales in the Home Theater segment decreased $4.8 million or 31.9% to $10.3 million in the first quarter of 2009 from $15.1 million in the first quarter of 2008. The decrease was primarily due to the Company’s strategic decision to reduce the number of brands being marketed as the Company focuses its resources on the Runco brand. This strategic change was announced in the fourth quarter of 2008. Sales were also impacted by slower demand for home theater products as a result of the deteriorating macroeconomic conditions experienced in the first quarter of 2009.

International sales decreased $7.4 million or 38.8% to $11.7 million in the first quarter of 2009 as compared to $19.1 million in the same quarter of the prior year. As a percentage of total sales, international sales decreased to 23.8% in the first quarter of 2009 as compared to 27.3% in the first quarter of 2008. This decrease was due primarily to decreases in international sales in the Industrial and Control Room and Signage segment. These decreases were due to the impact of the weakening Euro against the U.S. Dollar, as a large portion of the Control Room and Signage segment’s sales are Euro-denominated. The decrease in international sales was also due to an overall decrease in demand as a result of the challenges currently faced in the global economy.

Gross Profit

Gross profit as a percentage of sales increased to 24.9% in the first quarter of 2009 from 24.4% in the first quarter of 2008. Total gross profit decreased $4.9 million to $12.2 million for the first three months of 2009 as compared to $17.1 million in the same period of the previous year. The decrease in gross profit was due to decreases in all of the Company’s operating segments primarily as a result of lower sales in the first quarter of 2009 as compared to the first quarter of 2008. Gross profit in the Industrial and Commercial segments decreased primarily due to lower sales in the first quarter of 2009 as compared to the first quarter of 2008. Gross profit in the Control Room and Signage segment decreased as a result of lower sales and a shift in product mix towards lower margin command and control products as a result of the sale of the gaming portion of the digital signage software business during the first quarter of 2009. Gross profit in the Home Theater segment decreased due primarily to lower sales as demand for home theater products slowed in the first quarter of 2009 as a result of the worldwide economic slowdown. The improvement in gross profit as a percentage of sales was due primarily to various cost reductions implemented over the last few quarters targeted at improving the efficiency of the Company’s manufacturing processes. Gross profit as a percentage of sales also improved due to a favorable business unit mix with a shift towards higher margin Industrial displays. In the Industrial segment gross profit as a percentage of sales improved as costs of goods sold decreased at a faster rate than sales, which was due to currency fluctuations. A large portion of the cost of goods sold for the Industrial segment are incurred in Euros to support U.S. Dollar denominated sales and the weakening Euro resulted in lower cost of goods sold in the first quarter of 2009 as compared to the first quarter of 2008. The improvement in the Industrial segment’s gross profit as a percentage of sales was also due to changes in product mix including increased sales of higher margin stereomirror products in the first quarter of 2009 as compared to the first quarter of 2008. The improvement in the Industrial segment was partially offset by decreases in gross profit as a percentage of sales in the Control Room and Signage segment. The decrease in the Control Room and Signage segments was due primarily to the decrease in sales, the impact of the weakening Euro on Euro-denominated sales, and a shift towards lower margin command and control products due to the sale of the digital signage software business.

Research and Development

Research and development expenses increased $0.3 million or 10.6% to $3.0 million in the first quarter of 2009 from $2.7 million in the same quarter of the prior year. The increase was primarily due to increased research and development expenses associated with the Home Theater and Industrial segments which were partially offset by decreased research and development expenses associated with the Control Room and Signage segment. The increase in the Home Theater segment was due primarily to development expenses for new product offerings while the increase in the Industrial segment was primarily driven by increased headcount to support new product development. The decrease in the Control Room and Signage segment was primarily a result of fewer research and development projects in the first quarter of 2009 as compared to the same period of the previous year. As a percentage of sales, research and development expenses increased to 6.1% in the first three months of 2009 as compared to 3.9% in the same quarter of the prior year, due to the combination of increased spending and decreased sales in the first quarter of 2009 as compared to the first quarter of 2008.

Sales and Marketing

Sales and marketing expenses decreased $1.7 million or 19.1% to $7.2 million in the first quarter of 2009 as compared to $8.9 million in the same quarter of the prior year. This decrease was primarily due to decreased sales and marketing expenses associated with the Commercial, Control Room and Signage, and Home Theater segments which were partially offset by increases in the Industrial segment. Sales and marketing expenses in the Commercial segment decreased primarily as a result of lower headcount and related compensation as well as decreased spending on marketing and sales promotions. The decreases in the Control Room and Signage and Home Theater segments were primarily a result of lower headcount, decreased spending on marketing materials and promotions as well as lower commissions paid to sales representatives as a result of lower sales in the first quarter of 2009 as compared to the same period of 2008. The Home Theater segment also experienced lower costs as a result of promoting fewer brands in the first quarter of 2009 as compared to the first quarter of 2008. The increase in the Industrial segment was due primarily to higher headcount and increased spending on marketing programs. Sales and marketing expenses, as a percentage of sales, increased to 14.6% in the first quarter of 2009 from 12.7% in the same quarter of the prior year, as sales and marketing expense did not decrease as quickly as sales during the same period.

General and Administrative

General and administrative expenses decreased $0.6 million or 10.8% to $5.4 million in the first quarter of 2009 from $6.0 million in the same period of the prior year. The decrease in general and administrative expense was primarily due to decreased headcount which was partially offset by an increase in stock based compensation. As a percentage of sales, general and administrative expenses increased to 11.0% in the first quarter of 2009 from 8.6% in the same period of the prior year, as general and administrative expenses did not decrease as quickly as sales during the same period.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets decreased $1.1 million or 55.8% to $0.8 million in the first quarter of 2009 from $1.9 million in the same quarter of the prior year. The decrease in amortization expense was due to the impairment and write-off of certain intangible assets associated with the Home Theater and Control Room and Signage segments in fiscal 2008. At December 26, 2008 the consolidated identifiable intangible assets subject to amortization, net of accumulated amortization, consist of $4.1 million for developed technology, $2.7 million for customer relationships, and $0.8 million for trademarks and tradenames. These assets, all of which are associated with the Control Room and Signage segment, and are being amortized over their estimated useful lives of approximately 3.4 years.

Restructuring Charges

During the first quarter of 2009 the Company recorded $0.6 million in net restructuring charges. As discussed in Note 4 to the financial statements the charges consisted of $0.7 million related to severance benefits estimated in the first quarter of 2009 for the termination of employment of certain employees that perform primarily engineering, sales, marketing, and administrative functions. In the first quarter of 2009 the Company also reduced the severance liability associated with the restructuring plan adopted in the fourth quarter of 2008 by $0.1 million to reflect the current estimate of amounts to be paid under that plan. The revision was recorded as a reduction in operating expenses for the three months ended December 26, 2008.

Acquisition Related Costs

No acquisition related costs were recorded in the first quarter of 2009. Acquisition related costs of $0.8 million in the first three months of fiscal 2008 consist of incremental costs associated with the acquisition and integration of both Clarity and Runco which were not capitalizable as property, plant, or equipment.

Gain on Sale of Assets

During the first quarter of 2009 the Company recorded a $5.5 million gain on the sale of the digital signage assets sold to Bally Gaming Inc. and CS Software Holdings LLC in two separate transactions. The gain recognized on these transactions was net of transaction costs.

Total Operating Expenses

Total operating expenses decreased $8.4 million or 42.3% to $11.4 million in the first quarter of 2009, from $19.8 million in the same quarter of the prior year. The decrease in operating expenses was due primarily to the gain on the sale of the digital signage software assets, which reduced operating expense by $5.5 million. The remaining decrease in operating expenses was due to decreases in sales and marketing, general and administrative expenses and also due to decreases in amortization of intangible assets and acquisition related costs. These decreases were partially offset by increases in research and development expenses and restructuring charges. As a percentage of sales, operating expenses decreased to 23.2% in the first quarter of 2009 from 28.2% in the first quarter of the prior year due primarily to the gain on the sale of the digital signage assets in the first quarter of 2009.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign exchange gain or loss and other income or expense. Net interest expense was $30 thousand in the first quarter of 2009 as compared to $0.3 million in the same period of the prior year. The decrease in interest expense was related to the decrease in amounts borrowed under the Company’s credit agreement.

Foreign currency exchange gains and losses are caused by timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Gains or losses on foreign currency also result from reflecting existing foreign exchange forward contracts at market value. Foreign currency gains and losses amounted to a gain of $0.5 million in the first quarter of 2009 as compared to a loss of $0.1 million in the same period of the prior year as a result of the volatility of the exchange rate between the U.S. Dollar and the Euro and the resulting translation effect on the Company’s financial statements.

Net other income was $0.1 million in the first quarter of 2009 as compared to net other loss of $0.1 million in the first quarter of 2008.

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

Provision for Income Taxes

Income tax expense recorded for the first quarter of fiscal 2009 was $0.5 million on pretax income of $1.4 million, an effective tax rate of 36.8%. Comparatively, the income tax expense was $0.3 million on a pretax loss of $3.2 million in the first quarter of fiscal 2008, a negative effective tax rate of 10.8%. The difference between the effective tax rate and the federal statutory tax rate is due largely to the rules surrounding the valuation allowance provided on all U.S. and French deferred tax assets. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pre-tax financial results, the effective tax rate can change materially based on small variations of income.

Net income

In the first quarter of fiscal 2009 net income was $0.9 million or $0.05 per basic and diluted share. In the same quarter of the prior year net loss was $3.5 million or $0.20 per share.

Liquidity and Capital Resources

Net cash used by operating activities was $1.0 million in the first quarter of 2009 as compared to $1.4 million in the first quarter of 2008. The net cash used by operations in the first quarter of 2009 related primarily to the gain on the sale of the digital signage software assets, decreases in accounts payable, other current liabilities and deferred revenue, and increases in inventories, which were partially offset by the income reported and increases in accounts receivable and other current assets.

Working capital increased $3.1 million to $51.5 million at December 26, 2008 from $48.4 million at September 26, 2008 due primarily to increases in cash and other current assets and decreases in accounts payable, deferred revenue, and other current liabilities, all of which were partially offset by a decrease in accounts receivable. Total current assets decreased $6.8 million in the first quarter of fiscal 2009 due primarily to a decrease in accounts receivable which was partially offset by increases in cash and other current assets. Cash and cash equivalents increased $2.8 million due primarily to the receipt of cash related to the sale of the digital signage software business and the collection of accounts receivable. Accounts receivable decreased $12.3 million due to lower sales in the first quarter of 2009 as compared to the previous quarter, the timing of shipments and collection of cash. Other current assets increased $2.5 million due to increases in non-trade receivables. Accounts payable decreased $6.9 million due to reduced purchases and the timing of payments to vendors. Other current liabilities decreased $2.2 million in the first quarter of fiscal 2009 due primarily to a decrease in accrued compensation as a result of lower headcount and also due to cash paid for severance benefits that were accrued as of September 26, 2008. Additionally, the decrease in other current liabilities was due to decreases in accrued compensation, taxes payable, and warranty reserves.

The Company’s current credit agreement, as amended, allows for borrowing up to one-third of the net value of its domestic inventory, accounts receivable, and property, plant, and equipment. The credit agreement, as amended, allows for a maximum borrowing capacity of $20.0 million, expires on December 1, 2009, and is secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of December 26, 2008 the rate was LIBOR plus 1.75%. There were no amounts outstanding on the agreements as of December 26, 2008 and September 26, 2008. The credit agreement contains certain financial covenants, with which the Company was in compliance as of December 26, 2008. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers therefrom, would result in an event of default and could result in the acceleration of any amounts outstanding on the agreement, which in turn could lead to the inability to pay debts and the loss of control of certain assets. From its inception, the agreement has included a material adverse change clause which could be invoked by the lender. It is possible that the lender could invoke this clause and accelerate repayment of amounts outstanding under the facility. Management does not believe that this is probable, but if this event occurred or any covenant violation was not waived, the Company would pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets. Additionally, if the Company were unable to renew or extend this agreement, the Company would need to pursue other sources of financing, potentially including more costly alternatives, or the Company would need to dispose of certain assets.

Recent Accounting Pronouncements

In December of 2007 the FASB issued SFAS No. 141 (Revised 207), “Business Combinations” (SFAS 141(R)) and SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements” (SFAS 160). These pronouncements aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141(R) and SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company does not anticipate that adoption of this Statement will have a material impact on its financial statements.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to its debt obligations. The Company believes that its net income and cash flow exposure relating to rate changes for its debt obligations is not material. The Company primarily enters into debt obligations to support working capital needs. The Company does not hedge any interest rate exposures.

The Euro is the functional currency of the Company’s European subsidiaries. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The forward exchange contracts are settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and the contract amounts and are not used as speculative instruments for trading purposes. In addition, the Company does maintain cash balances denominated in currencies other than the U.S. Dollar. The effect of a 10% change in rates on the forward exchange contracts and the underlying hedged positions would not be material to the Company’s financial position or the results of operations.

The table below summarizes the nominal amounts of the Company’s forward exchange contracts in U.S. Dollars as of December 26, 2008 and December 28, 2007. The “bought” amounts represent the net U.S. Dollar equivalent of commitments to purchase foreign currencies. The foreign currency amounts have been translated into a U.S. Dollar equivalent value using the exchange rate at the reporting date.

Forward contracts outstanding were as follows at December 26, 2008 and December 28, 2007:

	Bought (in Thousands)
	Three months ended
Currency	Dec. 26, 2008	Dec. 28, 2007
Euro	$10,000	$7,100

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended December 26, 2008 that could significantly affect the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending, material legal proceedings to which the Company is party or to which any of its property is subject.

Item 1A.	Risk Factors

The following issues and uncertainties, among others, should be considered in evaluating the Company’s future financial performance and prospects for growth.

Planar could potentially incur additional significant costs or losses of sales associated with the acquisition of Runco.

The Company has incurred significant costs associated with the acquisition of Runco, including the goodwill and intangible impairment charges recorded in fiscal 2008. The Company believes that it may incur additional charges to operations, which are not currently reasonably estimable, in subsequent quarters associated with the activities of Runco. If the benefits of the acquisition continue to not exceed the associated costs, or if completed integration activities are determined to have been improperly executed, Planar’s financial results and cash flows could suffer and the market price of Planar’s common stock could continue to decline.

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

The risks inherent in the Company’s operations could be heightened by the current worldwide economic crisis and credit crunch.

In the recent past, general worldwide economic conditions have experienced a downturn due to credit conditions impacted by the sub-prime mortgage turmoil and other factors, liquidity concerns, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. These conditions make it extremely difficult for our customers, our vendors, and us to accurately forecast and plan future business activities. In this time of extreme economic difficulties, the Company’s future financial performance and prospects for growth are subject to heightened risks including, but not limited to, the risk that the poor and possibly worsening economic conditions could result in:

•	Vendors declaring bankruptcy or otherwise ceasing operations which could result in difficulties obtaining, or increases in the pricing of, components and materials required for Planar’s products;

•	A rapid or uncertain decrease in demand for the Company’s products which could reduce sales and/or result in the Company carrying excess inventories;

•	Difficulties renewing the Company’s current credit agreement; and/or

•

A decline in customers’ businesses which could result in their inability to pay their vendors in a timely manner, declaring bankruptcy or otherwise ceasing operations, any of which could harm Planar’s ability to collect on amounts due from its customers in a timely manner, or at all. The Company does maintain allowances for estimated losses resulting from the inability of its customers to make required payments.

The Company may not be successful in its effort to enter new markets with new products and may experience losses in the Home Theater segment.

The Company initially entered the Home Theater display market with new Planar branded products. Additionally, the Company completed the acquisition of Runco, a leading brand in the Home Theater market. These are products and markets that have not been part of business in the past and the Company has not and may continue not to execute its plans for these products and markets successfully. For instance, in 2008 the Company experienced softness due to execution issues in connection with the integration of the Runco operations into the Company’s existing operations. The Company has also experienced impacts related to softness in the U.S. economy that materially and adversely impacted its sales and profitability in the Home Theater segment throughout 2008. The Company has incurred significant charges related to the restructuring of the Home Theater segment as it phases out the Vidikron brand and has changed the distribution model for Planar branded Home Theater products. In the future, the Company could incur additional restructuring charges and operating losses related to the Home Theater segment.

The Company’s operating results have significant fluctuations.

In addition to the variability resulting from the short-term nature of commitments from the Company’s customers, other factors contribute to significant periodic quarterly fluctuations in its results of operations. These factors include, but are not limited to, the following:

•	the receipt and timing of orders and the timing of delivery of orders;

•	the inability to adjust expense levels or delays in adjusting expense levels, in either case in response to lower than expected revenues or gross margins;

•	the volume of orders relative to the Company’s capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the lifecycles of customers’ products;

•	changes in cost and availability of labor and components;

•	product mix;

•	variation in operating expenses;

•	vesting of restricted stock based upon achievement of certain performance measures;

•	pricing and availability of competitive products and services;

•	general economic conditions and changes—whether or not anticipated—in economic conditions; and

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

We may not be able to maintain compliance with NASDAQ’s continued listing requirements.

Our common stock is listed on The NASDAQ Global Market. In order to maintain that listing, we must satisfy financial and other continued listing requirements. For example, NASDAQ rules require that we maintain a minimum bid price of $1.00 per share for our common stock. Our stock price has been below the $1.00 minimum bid requirement since November 20, 2008. Ordinarily, if a company’s closing bid price is below $1.00 for thirty consecutive trading days, it receives a notice from NASDAQ that it is subject to delisting if it fails to regain compliance within six months following the date of the notice letter. However, on October 16, 2008, NASDAQ suspended the $1.00 minimum bid requirement. The minimum bid requirement is scheduled to be reinstated on April 19, 2009, and NASDAQ has not indicated any further suspension of the requirement beyond that date. If NASDAQ reinstates the $1.00 minimum bid price requirement on April 19, 2009 as scheduled and, thereafter, the closing bid price for our common stock is below $1.00 per share for 30 consecutive days, we would expect to receive a notice letter from NASDAQ stating that we will be delisted if we do not regain compliance. In order to regain compliance, we would have to attain a stock price of at least $1.00 per share for a minimum of 10 consecutive business days prior to the expiration of six months from the date of the notice letter from NASDAQ. In addition, to retain our listing on The NASDAQ Global Market we must maintain minimum shareholders’ equity of $10.0 million and an aggregate market value of our common stock of $5.0 million. We may not continue to meet the minimum bid price requirement under NASDAQ rules or the other applicable continued listing requirements for The NASDAQ Global Market.

If we fail to continue to meet all applicable continued listing requirements of The NASDAQ Global Market in the future and NASDAQ determines to delist our common stock and our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. If an active trading market for our common stock is not sustained, it will be difficult for our shareholders to sell shares of our common stock without further depressing the market price of our common stock or at all. A delisting of our common stock also could make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

The value of intangible assets and goodwill may become impaired in the future.

The Company has intangible assets recorded on the balance sheet, which relate primarily to developed technology, trademarks and tradenames, and customer relationships. The value of intangible assets represents the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The estimated future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as in fiscal 2008.

In addition, goodwill has been recorded which relates to the Industrial segment. Goodwill is not amortized, but is evaluated annually, or when indicators of potential impairment exist. If the expected future cash flows decline, a reduction in the value of goodwill will be required, such as the reduction in value incurred in fiscal 2005 and 2008.

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

The excess of the purchase price over the fair market values of the underlying net identifiable assets deemed acquired was accounted for as goodwill. In fiscal 2008 Planar determined that impairment had occurred. Because of this, impairment charges of $47.4 million were incurred in fiscal 2008 to write-off the entire value of the goodwill associated with the acquisitions of Clarity and Runco. Impairment charges of $25.5 million were also incurred in 2008 to write-down certain intangible assets associated with the acquisitions of Clarity and Runco. The remaining $7.6 million of these intangible assets will be amortized over the useful lives of the respective assets of approximately 3.4 years and could, in the future, experience additional impairment. A determination of impairment could result in a material charge to operations in a period in which an impairment loss is recognized, as occurred in fiscal 2008. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company has a credit agreement with a $20 million borrowing capacity. No amounts were outstanding under the agreement as of December 26, 2008. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security under its credit agreement, which includes certain financial covenants, as discussed in Note 9—Borrowings in the Notes to the Consolidated Financial Statements in this report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2009. If the Company were unable to renew or extend this agreement, the Company would need to pursue other sources of financing, potentially including more costly alternatives, or the Company would need to dispose of certain assets.

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

Revenue from Commercial products grew to $102.2 million in fiscal 2005, and decreased to $83.4 million in fiscal 2006 and $78.6 million and $78.2 million in fiscal 2007 and 2008, respectively. This revenue could continue to decrease due to reductions in demand, competition, alternative products, pricing changes in the marketplace and potential shortages of products which would adversely affect the Company’s revenue levels and its results of operations. In addition, strategic changes made by the Company’s management to invest greater resources in specialty display markets could result in reduced revenue for the Commercial segment. This segment absorbs a portion of the Company’s fixed costs. If this segment was discontinued or substantially reduced in size, it may not be possible to eliminate all of the fixed overhead costs that are allocated to the segment. If that were the case, a portion of the allocated fixed costs would have to be absorbed by the other segments, potentially adversely affecting the Company’s overall financial performance.

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

The disposal or elimination of an operating segment could result in unabsorbed overhead costs that must be absorbed by the remaining segments.

In the fourth quarter of fiscal 2008 the Company disposed of the Medical segment and in the first quarter of 2009 the Company sold the digital signage software business . Each of the Company’s business segments absorbs a portion of the Company’s fixed costs, and it may not be possible to eliminate all of the fixed overhead costs that were previously allocated to the Medical segment or the digital signage software business. The portion of any fixed overhead costs that are not eliminated must be absorbed by the remaining segments, potentially adversely affecting the Company’s overall financial performance. Additionally, if the Company were to dispose of, eliminate or substantially reduce the size of any other segments in the future, it may not be possible to eliminate all associated fixed overhead costs, which would also have to be absorbed by the remaining segments. This could potentially adversely affect the Company’s overall financial performance in the future.

A number of factors could impair Planar’s ability to successfully operate the Runco business, which could harm Planar’s business, financial condition and results of operations.

The Company is now past the various stages of integrating Runco, which had previously operated independently as a private company. Operation of this business will continue to require significant efforts by Planar, including the coordination of product plans, research and development, sales and marketing efforts, management styles and expectations, and general and administration activities. The challenges involved in successfully operating the business include, but are not limited to, the following:

•	consolidating product plans and coordinating research and development activities to permit efficient time-to-market introductions and time-to-volume production for new products and technologies;

•	creating adequate sales volume during the current period of economic distress to generate consistent profits and cash flow;

•	collecting cash from customer accounts;

•	maintaining uniform standards, controls, procedures and policies, including controls over quality assurance; and

•	maximizing efficiency of operations by eliminating redundant functions, centralizing functions in appropriate locations to the extent possible and discontinuing unprofitable lines of business.

The anticipated benefits of the Runco acquisition have not yet been, and may not be realized.

In addition, in connection with any future acquisitions or investments, the Company could:

•	issue stock that would dilute the Company’s current shareholders’ percentage ownership;

•	incur debt and assume liabilities that could impair the Company’s liquidity;

•	incur amortization expense related to intangible assets;

•	uncover previously unknown liabilities; or

•	incur large and immediate write-offs that would reduce net income.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $0.62 to $6.57. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

The Company’s research and development efforts with respect to new technologies may not result in market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, cost issues, yield problems and other factors. Even when the Company successfully completes a research and development effort with respect to a particular technology, it may fail to gain market acceptance due to:

•	inadequate access to sales channels;

•	superior products developed by the Company’s competitors;

•	price considerations;

•	ineffective market promotions and marketing programs; and

•	lack of market demand for the products.

Item 6.	Exhibits.

(a)

10.1	Form of Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel, Scott Hildebrandt, Douglas Barnes, Mark Ceciliani, Steve Going, and Kristina Gorriaran*

10.2	Form for Performance Share Agreement between Planar Systems, Inc. and Gerald Perkel, Scott Hildebrandt, Douglas Barnes, Mark Ceciliani, Steve Going, and Kristina Gorriaran*

10.3	Form for Performance Share Amendment between Planar Systems, Inc. and Gerald Perkel, Scott Hildebrandt, Douglas Barnes, Mark Ceciliani, Steve Going, and Kristina Gorriaran*

10.4	Offer to Repurchase Eligible Options for Cash between Planar Systems, Inc. and Douglas Barnes *

10.5	Offer to Repurchase Eligible Options for Cash between Planar Systems, Inc. and Mark Ceciliani*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit constitutes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: February 4, 2009	/s/ SCOTT HILDEBRANDT
Scott Hildebrandt
Vice President and Chief Financial Officer