Form 10-Q
period 2009-03-27
PLANAR SYSTEMS INC
filed 2009-05-06
CIK 722392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended March 27, 2009

Commission File No. 0–23018

PLANAR SYSTEMS, INC.

(exact name of registrant as specified in its charter)

Oregon	93-0835396
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1195 NW Compton Dr., Beaverton, Oregon	97006
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (503) 748-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of common stock outstanding as of May 1, 2009

19,337,151 shares, no par value per share

PLANAR SYSTEMS, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	Mar. 27, 2009	Mar. 28, 2008	Mar. 27, 2009	Mar. 28, 2008
Sales	$36,543	$58,263	$85,638	$128,292
Cost of sales	27,242	44,886	64,092	97,794

Gross profit	9,301	13,377	21,546	30,498
Operating expenses:
Research and development, net	2,098	3,034	5,085	5,735
Sales and marketing	5,342	8,980	12,515	17,844
General and administrative	5,208	5,957	10,602	12,004
Amortization of intangible assets	622	1,741	1,442	3,595
Acquisition related costs	—	624	—	1,429
Restructuring charges (Note 4)	1,321	—	1,867	(497)
Gain on sale of assets (Note 10)	(2,850)	—	(8,361)	—

Total operating expenses	11,741	20,336	23,150	40,110

Loss from operations	(2,440)	(6,959)	(1,604)	(9,612)
Non-operating income (expense):
Interest, net	(18)	(279)	(48)	(606)
Foreign exchange, net	397	42	921	(75)
Other, net	1	3	99	(107)

Net non-operating income (expense)	380	(234)	972	(788)

Loss from continuing operations before income taxes	(2,060)	(7,193)	(632)	(10,400)
Provision for income taxes	643	33	1,169	379

Loss from continuing operations	$(2,703)	$(7,226)	$(1,801)	$(10,779)
Income from discontinued operations, net of income taxes	—	1,988	—	2,052

Net loss	$(2,703)	$(5,238)	$(1,801)	$(8,727)

Loss per share from continuing operations
Basic	$(0.15)	$(0.41)	$(0.10)	$(0.61)

Diluted	$(0.15)	$(0.41)	$(0.10)	$(0.61)

Income per share from discontinued operations
Basic	$0.00	$0.12	$0.00	$0.12

Diluted	$0.00	$0.12	$0.00	$0.12

Net loss per share
Basic	$(0.15)	$(0.29)	$(0.10)	$(0.49)

Diluted	$(0.15)	$(0.29)	$(0.10)	$(0.49)

Average shares outstanding—basic	18,370	17,768	18,263	17,716
Average shares outstanding—diluted	18,370	17,768	18,263	17,716

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	Mar. 27, 2009	Sept. 26, 2008
	(unaudited)
ASSETS
Current assets:
Cash	$23,473	$14,915
Accounts receivable, net of allowance for doubtful accounts of $2,808 and $2,552	23,388	41,741
Inventories	36,824	38,782
Other current assets	5,720	5,063

Total current assets	89,405	100,501
Property, plant and equipment, net	8,410	10,657
Goodwill	3,428	3,428
Intangible assets, net	6,967	9,390
Other assets	2,802	5,148

	$111,012	$129,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,649	$21,962
Current portion of capital leases	422	198
Deferred revenue	2,056	1,704
Other current liabilities	23,948	28,213

Total current liabilities	37,075	52,077
Other long-term liabilities	4,974	6,615

Total liabilities	42,049	58,692
Shareholders’ equity:
Preferred Stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock	176,768	173,519
Retained earnings	(105,411)	(103,497)
Accumulated other comprehensive income (loss)	(2,394)	410

Total shareholders’ equity	68,963	70,432

	$111,012	$129,124

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(unaudited)

	Six months ended
	Mar. 27, 2009	Mar. 28, 2008
Cash flows from operating activities:
Net loss	$(1,801)	$(8,727)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,385	6,825
Restructuring charges	1,867	(637)
Share based compensation	3,102	2,347
Gain on sale of assets	(8,361)	—
Lease incentives	—	222
Decrease in accounts receivable	17,605	2,987
(Increase) decrease in inventories	784	(789)
(Increase) decrease in other current assets	155	(2,729)
Decrease in accounts payable	(11,176)	(4,443)
Increase in deferred revenue	194	808
Decrease in other current liabilities	(5,771)	(5,829)

Net cash used in operating activities	(17)	(9,965)
Cash flows from investing activities:
Purchase of property, plant and equipment	(313)	(1,945)
Purchase of leasehold improvements reimbursed by landlord	—	(286)
Cash received related to acquisition, net of cash acquired	—	3,025
Proceeds from sale of assets, net	9,289	—
Proceeds from sale of investment	—	498
Decrease in long-term assets	182	27

Net cash provided by investing activities	9,158	1,319
Cash flows from financing activities:
Payments of capital lease obligations	(120)	(163)
Proceeds from note payable	—	3,000
Value of shares withheld for tax liability	(113)	(206)
Net proceeds from issuance of capital stock	146	493

Net cash provided by (used in) financing activities	(87)	3,124
Effect of exchange rate changes	(496)	(2)

Net increase (decrease) in cash	8,558	(5,524)
Cash at beginning of period	14,915	15,287

Cash at end of period	$23,473	$9,763

Supplemental cash flow disclosure
Equipment financed with a capital lease	$351	$—

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in such financial statements has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 26, 2008. In fiscal 2008 the Company disposed of its Medical segment. Amounts related to the Medical segment for fiscal 2008 have been reclassified to discontinued operations. Such reclassifications have no effect on net income (loss) or retained earnings (deficit).

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

Balance at September 26, 2008	$403
Cash Paid	(54)

Balance at March 27, 2009	$349

Acquisition of Runco International, Inc.

In the third quarter of fiscal 2007 the Company acquired substantially all of the assets and certain liabilities of Runco International, Inc. (“Runco”), a supplier of premium projectors, video processors, plasma screens, and LCD’s to the Home Theater market. Acquisition related costs, which were a component of the overall purchase price, included estimated costs associated with the restructuring of the pre-acquisition activities of Runco. Estimated costs are based upon a plan that was committed to by management during the third quarter of 2007. Restructuring costs have been accounted for under EITF 95-3 and have been recognized as a liability assumed in the purchase business combination. Restructuring costs were primarily comprised of costs associated with exiting the Company’s Union City, California facility which was vacated in the second quarter of 2008 when manufacturing of Runco products was transitioned to the Company’s facilities in Beaverton, Oregon. The final payments on these liabilities were made in the second quarter of 2009. Information regarding the restructuring liability is as follows:

Balance at September 26, 2008	$63
Cash Paid	(63)

Balance at March 27, 2009	$—

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Mar. 27, 2009	Sept. 26, 2008
Raw materials	$12,253	$14,101
Work in process	6,090	4,432
Finished goods	18,481	20,249

	$36,824	$38,782

NOTE 4 – RESTRUCTURING CHARGES

During the second quarter of 2009 the Company recorded $1,841 in restructuring charges related to benefits estimated for the termination of employment for certain employees who perform engineering, sales, marketing, manufacturing, operations, and administrative functions. In the second quarter of 2009 the Company determined that payments related to certain severance benefits recognized in prior periods would be less than initially estimated and reduced the respective liabilities to reflect the current estimate of amounts to be paid. In the second quarter of 2009 the Company negotiated a settlement with a vendor related to a restructuring liability recorded in the fourth quarter of 2008. Accordingly, the Company reduced the liability to reflect the amount due to the vendor under the settlement. The revisions related to the severance benefits and the vendor settlement were recorded as a $520 reduction in restructuring expenses in the second quarter of 2009.

During the first quarter of 2009 the Company recorded $677 in restructuring charges related to severance benefits estimated for the termination of employment for certain employees who perform primarily engineering, sales, marketing, manufacturing, and administrative functions. During the first quarter of fiscal 2009 the Company determined that severance benefits related to charges recorded in fiscal 2008 would be less than initially estimated and reduced the liability to reflect the current estimate of amounts to be paid. This revision was recorded as a $131 reduction in restructuring expenses in the first quarter of 2009.

The restructuring charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities
Balance as of September 26, 2008	$1,730	$1,044
Additional Charges	2,518	—
Revisions to original estimate	(95)	(556)
Cash paid	(1,269)	(12)

Balance as of March 27, 2009	$2,884	$476

NOTE 5 – INCOME TAXES

The provision for income taxes for the second quarter of fiscal 2009 was recorded based upon the current estimate of the Company’s annual effective tax expense. Generally, the provision for income taxes is the result of the mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax provisions of $643 and $1,169 for the three and six months ended March 27, 2009 consist of tax provided on income generated in foreign jurisdictions. The negative 31.2% and negative 185.0% tax expense rates for the three and six months ending March 27, 2009, respectively, differ from the federal statutory rate primarily due to a valuation allowance on the Company’s U.S. and French deferred tax assets, the provision for state income taxes, and the effects of the Company’s operations in foreign jurisdictions with different tax rates. The Company’s policies require it to record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. In fiscal 2007, the Company determined that a valuation allowance should be recorded against all of its U.S. and French deferred tax assets based on the criteria of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). As of March 27, 2009, this valuation allowance was still in place.

As of March 27, 2009, there have been no material changes to the amount of unrecognized tax benefits under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

The Company is subject to taxation primarily in the United States, Finland, and France, as well as state (including Oregon, California and Massachusetts) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has settled with the Internal Revenue Service on their examination of all U.S. federal income tax matters through fiscal year 2006. The Company is appealing certain issues the Finnish tax authorities took during their examination of the Company’s operations in Finland for the tax years 2001 through 2006. The Company may resolve some or all of the issues related to tax matters and make payments to settle agreed-upon liabilities. The Company does not anticipate total gross unrecognized tax benefits will significantly change, either as a result of full or partial settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company has not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

NOTE 6 – EMPLOYEE STOCK BENEFIT PLANS

Stock options

In fiscal 1994 the Company adopted the 1993 Stock Incentive Plan, which provides for the granting of options to buy shares of common stock. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. During fiscal 1999, the company adopted the 1999 Non-Qualified Stock Option Plan, which provides for the granting of nonqualified stock options to employees of the Company who are not executive officers or members of the Board of Directors. In the second quarter of fiscal 2009 the 1999 Non-Qualified Stock Option Plan expired and no additional grants can be made under this plan. Total shares reserved under the active plans are 4,040,000 shares. Options granted under the plans generally vest over a two- to four-year period and expire four to ten years after grant. The Company also adopted a 1993 Stock Option Plan for Non-employee Directors, amended and restated, which provides for the granting of options to buy shares of common stock. Total shares reserved under this plan are 400,000 shares. Options granted under this plan generally vest and become exercisable over a three year period and expire seven years after the date of grant.

The Company acquired two plans as a result of the acquisition of Clarity Visual Systems, Inc., the 1995 Stock Incentive Plan and the Non-Qualified Stock Option Plan. Both plans provide for the granting of options to buy shares of common stock. Total shares reserved under these plans are 1,230,060. Options granted under the plans generally vest and become exercisable over a three- to five-year period and expire ten years after the date of grant. Options are also granted to certain executives in accordance with individual compensation agreements.

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 26, 2008	2,216,387	$10.31
Granted	—	—
Exercised	(1,522)	0.03
Forfeited	(155,004)	9.19
Expired	(328,107)	13.12

Options outstanding at March 27, 2009	1,731,754	$9.94

As of March 27, 2009 the total intrinsic value of options outstanding was $5 and the options had a weighted average remaining contractual term of 5.0 years. No options were exercised in the three months ending March 27, 2009. As of March 27, 2009 there were 1,505,520 options exercisable with a weighted average exercise price of $10.09 per share, an aggregate intrinsic value of $5 and a weighted average contractual life of 4.8 years.

Restricted Stock

The Company’s plans provide for the issuance of restricted stock to employees, (“Nonvested shares” per FAS 123(R)). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, and Vice Presidents, which vest upon the market value of shares of the Company’s common stock reaching certain prescribed levels, the shares issued generally vest over a one- to three-year period, upon meeting objective performance conditions or the passage of time.

Information regarding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 26, 2008	1,411,638	$7.21
Granted	1,022,825	1.38
Vested	(536,454)	4.67
Canceled	(270,487)	5.88

Restricted stock outstanding at March 27, 2009	1,627,522	$4.57

Valuation and Expense Information under FAS 123(R)

The following table summarizes share based compensation expense related to share based payment awards, and employee stock purchases under FAS 123(R) for the three and six months ended March 27, 2009 and March 28, 2008, respectively. The expense was allocated as follows:

	Three Months Ended		Six Months Ended
	Mar. 27, 2009	Mar. 28, 2008	Mar. 27, 2009	Mar. 28, 2008
Cost of sales	$(18)	$96	$32	$236

Research and development	69	107	144	192
Sales and marketing	366	278	916	680
General and administrative	919	565	2,010	1,239

Share based compensation expense included in operating expenses	1,354	950	3,070	2,111

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases	1,336	1,046	3,102	2,347

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

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the three and six months ended March 27, 2009 were 18,370,000 shares and 18,263,000 shares, respectively. Basic shares outstanding for the three and six months ended March 28, 2008 were 17,768,000 shares and 17,716,000 shares, respectively. No incremental shares were included in the calculation of diluted net loss per share for the three and six months ended March 27, 2009 and March 28, 2008 as to do so would be antidilutive. Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options or nonvested stock awards as of March 27, 2009 or March 28, 2008, as the Company incurred a net loss for the periods and their effect would have been anti-dilutive.

NOTE 7 – BUSINESS SEGMENTS

The Company is organized based on various display businesses, primarily specialty displays. Under this organizational structure, the Company operates in four main segments: Industrial, Commercial, Control Room and Signage, and Home Theater. The Industrial segment derives revenue primarily through the development and marketing of electroluminescent (EL) displays, liquid crystal displays and color active matrix liquid crystal displays in specialty applications. The Commercial segment derives revenue primarily through the marketing of LCD desktop monitors, other touch displays, and projectors that are sold through distributors to end users. The Control Room and Signage segment derives revenue primarily through the marketing of scalable video-wall displays and a line of large-area flat screen digital signage products. These products are sold through integrators to end users. In the first quarter of 2009 the Company sold the assets of its digital signage software business in two separate transactions, as discussed in Note 10—Gain on Sale of Assets. The Home Theater segment derives revenue primarily from the sales of innovative products for the high-end home theater enthusiast including high-performance home theater projection systems, large format thin video displays, and front-projection screens. Previously, the Company sold diagnostic monitors for radiological use. Results of this business were previously reported in the Company’s Medical segment. In the fourth quarter of fiscal 2008 the Company sold the stock of DOME imaging systems, inc., the subsidiary under which this business operated. The transaction represented a disposal of the Medical segment. 2008 results for this segment have been reclassified to discontinued operations and are excluded from the information provided below.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Operating income (loss) from the segments includes specifically identifiable costs related to research and development, product development, and sales and marketing directly associated with each of the segments. Research and product development expenses and sales and marketing expenses are specifically identified by segment. Corporate expenses consist of expenses that are not directly associated with a particular segment and include general research expense, general marketing expense, finance and administration expense, human resources expense, information systems expense, restructuring and impairment charges, acquisition related costs, and share based compensation costs. Interest expense, interest income, other non-operating items and income taxes by segment are not included in the internal segment information provided to the chief operating decision maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to customers below. Corporate operating income includes a $2,850 gain recognized on the sale of certain patents for the three and six months ended March 27, 2009 as discussed in Note 10. Operating income from the Control Room and Signage segment for the six months ended March 27, 2009 includes a $5,511 gain recognized on the sale of the assets of the digital signage software business as discussed in Note 10.

	Three months ended		Six months ended
	Mar. 27, 2009	Mar. 28, 2008	Mar. 27, 2009	Mar. 28, 2008
Net sales to external customers (by segment):
Industrial	$10,888	$17,736	$24,734	$34,832
Commercial	9,505	17,239	22,928	37,255
Control Room and Signage	8,964	11,953	20,525	29,802
Home Theater	7,186	11,335	17,451	26,403

Total sales	$36,543	$58,263	$85,638	$128,292

Operating income (loss):
Industrial	$1,745	$4,771	$4,268	$7,992
Commercial	593	603	1,197	1,612
Control Room and Signage	268	(639)	6,547	2,200
Home Theater	17	(2,292)	(660)	(2,899)
Corporate	(5,063)	(9,402)	(12,956)	(18,517)

Loss from operations	$(2,440)	$(6,959)	$(1,604)	$(9,612)

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Mar. 27, 2009	Sept. 26, 2008
Warranty reserve	$4,724	$5,461
Income taxes payable	3,830	4,076
Accrued compensation	8,600	8,380
Other	6,794	10,296

Total	$23,948	$28,213

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

	Three months ended	Six months ended
	Mar. 27, 2009
Balance as of beginning of period	$5,050	$5,461
Cash paid for warranty repairs	(1,298)	(2,590)
Provision for current period sales	972	1,853

Balance as of end of period	$4,724	$4,724

NOTE 9 – BORROWINGS

The Company’s current credit agreement, as amended, allows for borrowing up to one-third of the net value of its domestic inventory, accounts receivable, and property, plant, and equipment. The credit agreement, as amended, allows for a maximum borrowing capacity of $20.0 million, expires on December 1, 2009, and is secured by substantially all assets of the Company. The interest rate can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of March 27, 2009 the rate was LIBOR + 1.75%. There were no amounts outstanding on the agreement as of March 27, 2009 and September 26, 2008. The credit agreement contains certain financial covenants, with which the Company was in compliance as of March 27, 2009. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers therefrom, would result in an event of default and could result in the acceleration of any amounts outstanding on the agreement, which in turn could lead to the inability to pay debts and the loss of control of certain assets. From its inception, the agreement has included a material adverse change clause which could be invoked by the lender. It is possible that the lender could invoke this clause and accelerate repayment of amounts outstanding under the facility. Management does not believe that this is probable, but if this event occurred or any covenant violation was not waived, the Company would pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets. Additionally, if the Company were unable to renew or extend this agreement, the Company would need to pursue other sources of financing, potentially including more costly alternatives, or the Company would need to dispose of certain assets.

NOTE 10 – GAIN ON SALE OF ASSETS

In the second quarter of 2009 the Company sold certain patents that were not currently used in the Company’s products or research and development projects. These patents were internally developed and were not recorded as assets on the Company’s balance sheet. As a result of the sale, the Company recorded a gain on sale of $2,850. The gain on sale recognized was net of transaction costs that were comprised primarily of legal and brokerage fees.

In the first quarter of 2009 the Company sold the assets associated with its digital signage software business in two transactions. On November 14, 2008 the Company sold certain assets related to the gaming portion of the digital signage software business to Bally Gaming Inc., and on December 26, 2008 the Company sold the remaining assets relating to the digital signage software business to CS Software Holdings LLC. As a result of these transactions the Company recorded a gain on sale of $5,511. The gain on sale recognized was net of transaction costs which consisted primarily of legal and brokerage fees. The sale of these assets does not constitute the disposal of a component of the Company as defined by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) and, accordingly, results of this business have not been reclassified to discontinued operations for the six months ended March 27, 2009.

NOTE 11 – DERIVATIVES

On December 27, 2008 the Company adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). This pronouncement requires enhanced disclosures about an entity’s derivative and hedging activities. An entity is required to provide enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under FAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The disclosures required by FAS 161 are included below. The adoption of FAS 161 did not have an impact on the Company’s consolidated financial position or results of operations.

The Company is exposed to certain foreign currency risks relating to its ongoing business operations, as the Euro is the functional currency of the Company’s European subsidiaries. Historically the Company has managed this risk by periodically entering into forward exchange contracts to mitigate the income statement impact of fluctuations in the Euro value of its U.S. Dollar denominated cash deposits, accounts receivable, accounts payable, and intercompany balances. Due to recent volatility in the foreign exchange market and the Company’s strategic shift to preserve cash, the Company re-evaluated the use of forward contracts, which require cash settlement, to hedge against the non-cash translation risk of its U.S. Dollar net assets on Euro denominated subsidiaries. As a direct result of this re-evaluation and review, the Company adjusted its hedging strategy deciding not to put cash at risk and as of March 27, 2009 no longer hedges foreign currency risk.

The table below summarizes the nominal amounts of the Company’s forward exchange contracts in U.S. Dollars as of March 27, 2009 and March 28, 2008. The “bought” amounts represent the net U.S. dollar equivalent of commitments to purchase foreign currencies. The foreign currency amounts have been translated into a U.S. Dollar equivalent value using the exchange rate at the reporting date.

Forward contracts outstanding were as follows:

	Bought (in Thousands)
Foreign currency	Mar. 27, 2009	Mar. 28, 2008
Euro	$—	$6,100

When the Company enters into forward exchange contracts they are not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”). Changes in the Company’s derivatives are accounted for using the fair value model as described by FAS 133. Accordingly, changes in the fair value of derivatives are recognized in the period in which the change occurs. When the Company enters into foreign exchange contracts they have historically been settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and contract amounts, and the fair value of the contracts is adjusted to market monthly. Due to the short-term nature of the contracts the fair value of the contracts does not typically change from inception to settlement.

As indicated above the Company did not have any open contracts as of March 27, 2009 and, as such, no associated assets or liabilities were reflected in the consolidated balance sheet. The fair value of the contracts entered into and settled during the three and six months ended March 27, 2009 did not change between inception and settlement. The gains and losses recorded upon settlement of the contracts were recorded as non-operating expenses in the Company’s consolidated statement of operations as follows:

	Amount of Loss Recognized in Net Loss on Derivatives		Location of Loss Recognized in Net Loss on Derivatives
	Three months ended Mar. 27, 2009	Six months ended Mar. 27, 2009
Derivatives not designated as hedging instruments under FAS 133:
Foreign exchange contracts	$(262)	$(360)	Foreign Exchange, net

Total	$(262)	$(360)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended September 26, 2008.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. These and other forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: changes or slower growth in the command and control display markets; further inability to realize expected benefits and synergies of the Clarity and Runco acquisitions; continued or further weakening of domestic and international business and economic conditions; any reduction in or delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; any inability to reduce costs quickly enough in response to unanticipated reductions in revenue; adverse impacts on the Company or its operations relating to or arising from Company indebtedness and difficulties in obtaining necessary financing, changes in the flat-panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; the Company’s inability to complete intended dispositions of underperforming or non-strategic assets; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners; final settlement of various contractual liabilities; future production variables impacting excess inventory and other risk factors described under Item 1A. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except for the adoption of Statement 161 as discussed in Note 11 of Notes to the Consolidated Financial Statements, the Company reaffirms the critical accounting policies and use of estimates as reported in its Form 10-K for the year ended September 26, 2008.

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

The electronic specialty display industry is driven by the proliferation of display products, from both the increase in “smart” devices throughout modern life and flat panels’ versatility for a wider range of uses; the ongoing need for system providers and integrators to rely on display experts to provide solutions; and the emerging market for targeting advertising and messaging to consumers using large format digitals signs.

Unless context otherwise requires, or as otherwise indicated, “we,” “us,” “our,” and similar terms, as well as references to the “Company” and “Planar,” refer to Planar Systems, Inc. and unless the context requires otherwise, includes all of the Company’s consolidated subsidiaries.

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

Control Room and Signage

This business has two primary markets: the first, Command and Control, provides high-resolution video walls for the security, governmental, telecom, energy, industrial, broadcast, and transportation sectors. Key technologies used in solutions for video walls include rear-projection video cubes and image processing hardware and software. The second market served by this segment is the Digital Signage market, to which the Company sells scalable video-wall displays and large-area flat screen digital signage products. In the first quarter of 2009 the Company sold the assets related to its digital signage software business. The sale of these assets did not constitute the disposal of a component of the Company as defined by FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and accordingly, results of this business have not been reclassified to discontinued operations and are included in the results from continuing operations for the three and six month periods ended March 27, 2009 and March 28, 2008.

Home Theater

This business sells products for the high-end home theater enthusiast including high-performance home theater projection systems, video processing equipment, large-format thin displays, and accessories. Historically this business went to market under three unique brands: Runco, Vidikron, and Planar branded Home Theater products. In the fourth quarter of 2008 the Company began to focus its resources primarily on the Runco brand as it reduced the number of brands marketed in this business. Runco products are primarily sold directly to custom home installation dealers in the United States.

Commercial

LCD desktop monitors, touch displays, and business projectors comprise the majority of the product offerings in this business. The slowing growth and price pressure in the desktop monitor market is being reflected in this segment as efforts have shifted from revenue growth to profit maximization. The majority of products are sold to business users in North America via third party distributors. The Company’s strategy going forward is focused on improving profitability through the offering of higher margin products, such as touch displays, networked displays, wide format monitors, and projectors.

The Company previously sold medical diagnostic imaging monitors, the results of which were previously reported in the Company’s Medical segment. In the fourth quarter of fiscal 2008 the Company sold the stock of DOME imaging systems, inc., the subsidiary in which this business operated. The transaction represented a disposal of the Medical segment. 2008 results for this segment have been reclassified to discontinued operations and are excluded from the amounts discussed below.

Overview

Quarterly sales were $36.5 million in the second quarter of 2009 as compared to sales of $58.3 million in the second quarter of 2008. Net loss was $2.7 million, or $0.15 per share in the second quarter of 2009 as compared to a net loss of $5.2 million, or $0.29 per share in the second quarter of 2008. The decrease in sales in the second quarter of 2009 was due primarily to lower demand in all segments resulting from the challenges experienced in the current economic environment. Net loss in the second quarter of 2009 was attributed primarily to a decrease in sales which resulted in lower gross profit for the second quarter of 2009 as compared to the second quarter of 2008. The decrease in gross profit was partially offset by decreases in operating expenses as a result of various cost reductions implemented over the last few quarters.

In the Industrial segment, sales decreased by $6.8 million to $10.9 million in the second quarter of 2009 as compared to $17.7 million in the second quarter of 2008. Operating income in this segment decreased $3.1 million to $1.7 million in the second quarter of 2009 as compared to $4.8 million in the second quarter of 2008, primarily as a result of the decrease in sales.

In the Commercial segment, sales decreased by $7.7 million to $9.5 million in the second quarter of 2009 as compared to $17.2 million in the second quarter of 2008. Operating income in the Commercial segment was $0.6 million in the both the second quarter of 2009 and 2008. The relative mix of products sold in the Commercial segment has gradually shifted toward higher margin offerings such as touch monitors and projectors and away from lower margin desktop monitors, enabling consistency in operating income despite lower volumes.

In the Control Room and Signage segment, sales decreased by $3.0 million to $9.0 million in the second quarter of 2009 as compared to $12.0 million in the second quarter of 2008. Operating income in the Control Room and Signage segment was $0.3 million in the second quarter of 2009 as compared to operating loss of $0.6 million in the second quarter of 2008. The increase in operating income was due primarily to losses in the digital signage software business in the second quarter of 2008. Due to the sale of this business line in the first quarter of 2009 these losses were not experienced in the second quarter of 2009, resulting in higher operating income.

Sales in the Home Theater segment decreased by $4.1 million to $7.2 million in the second quarter of 2009 as compared to $11.3 million in the second quarter of 2008. Operating income in this segment was $17 thousand in the second quarter of 2009 as compared to operating loss of $2.3 million in the second quarter of 2008. The increase in operating income was primarily the result of the Company’s strategic shift to focus on the Runco brand and to lower costs in this segment. The improvement in operating income was also the result of exiting the Company’s Union City, California facility late in the second quarter of 2008 when manufacturing of Home Theater products was transitioned to the Company’s facilities in Beaverton, Oregon.

In fiscal 2008 the Company initiated a new strategic direction intended to fix or fix and sell its under-performing or non-strategic business segments, reduce costs, and improve and strengthen its balance sheet. The Company continued progress on this strategy in the second quarter of 2009 with the sale of certain patents and by proactively managing working capital to favorably impact the Company’s cash position. In addition, the Company has taken a number of actions in the fourth quarter of 2008 and the first half of 2009 to reduce costs, which have begun to favorably impact profitability. The Company will continue to proactively reduce costs, pursue opportunities to dispose of underperforming or non-strategic assets, and improve working capital in the future.

Sales

The Company’s sales of $36.5 million in the second quarter of 2009 decreased $21.7 million or 37.3% as compared to $58.3 million in the second quarter of 2008. The decrease in sales in the second quarter of 2009 was due to decreases in sales of products in all operating segments. In the second quarter of 2009 sales in the Industrial segment decreased $6.8 million, sales in the Commercial segment decreased $7.7 million, sales in the Control Room and Signage segment decreased $3.0 million and sales in the Home Theater segment decreased $4.1 million, all as compared to the second quarter of 2008. The Company’s sales of $85.6 million in the first six months of 2009 decreased $42.7 million or 33.2% compared to $128.3 million in the first six months of 2008. The decrease in sales was due to decreases in sales of products in all operating segments. In the first six months of 2009 sales in the Industrial segment decreased $10.1 million, sales in the Commercial segment decreased $14.3 million, sales in the Control Room and Signage segment decreased $9.3 million, and sales in the Home Theater segment decreased $9.0 million.

Sales in the Industrial segment decreased $6.8 million or 38.6% to $10.9 million in the second quarter of 2009 as compared to $17.7 million in the second quarter of 2008. The decrease was primarily due to a $5.3 million decrease in sales of EL products, a $1.0 million decrease in sales of AMLCD products, a $0.3 million decrease in custom glass products, and a $0.2 million decrease in sales of LCD products. The decrease in sales of EL products was primarily due to adverse macroeconomic conditions that resulted in lower demand for EL products and was also due to customer requested delays in scheduled purchases and delivery dates. The decrease in sales of EL products was also due to a large one-time order in the second quarter of 2008 that was not repeated in the second quarter of 2009. The decrease in sales of AMLCD products was primarily due to a decrease in sales to one customer in the second quarter of 2009 as compared to the same period of the prior year. The decrease in sales of custom glass products was primarily the result of the macroeconomic challenges experienced in the second quarter of 2009. Sales of LCD products decreased in the second quarter of 2009 primarily as a result of certain OEM contracts not being renewed. Industrial segment sales decreased $10.1 million or 29.0% to $24.7 million in the first six months of 2009 from $34.8 million in the same period of 2008. The decrease was primarily due to a $9.0 million decrease in sales of EL products, a $0.9 million decrease in sales of LCD products, a $0.7 million decrease in sales of AMLCD products and a $0.4 million decrease in sales of custom glass products, and smaller decreases in sales of other Industrial products, all for the reasons indicated above. These decreases were partially offset by an increase in sales of stereomirror products for the first six months of 2009 as this newer product line increased market penetration in the first half of 2009.

Sales in the Commercial segment decreased $7.7 million or 44.9% to $9.5 million in the second quarter of 2009 as compared to $17.2 million in the second quarter of 2008. The decrease in sales in the second quarter of 2009 was due primarily to decreases in volumes of commercial products sold due to an overall decline in demand for LCD monitors in the marketplace as a result of the global recession. Average selling prices in the second quarter of 2009 remained consistent with average selling prices in the second quarter of 2008. Commercial segment sales decreased $14.4 million or 38.5% to $22.9 million in the first six months of 2009 from $37.3 million in the same period of 2008. This decrease is due to decreases in both volumes and average selling prices in the first six months of 2009.

Sales in the Control Room and Signage segment decreased $3.0 million or 25.0% to $9.0 million in the second quarter of 2009 as compared to $12.0 million in the second quarter of 2008. The decrease was due primarily to a decrease in sales of command and control products as a result of the macroeconomic difficulties beginning late in calendar 2008 as customers have delayed large-scale capital projects and installations. In addition, sales in this segment decreased due to the sale of the digital signage software business that occurred in the first quarter of 2009. Sales in this segment were also negatively impacted by the weakening Euro against the U.S. dollar, as a large portion of this segment’s sales are Euro-denominated. Control Room and Signage segment sales decreased $9.3 million or 31.1% to $20.5 million in the first six months of 2009 from $29.8 million in the same period of 2008, primarily as a result of the reasons discussed above.

Sales in the Home Theater segment decreased $4.1 million or 36.6% to $7.2 million in the second quarter of 2009 as compared to $11.3 million in the second quarter of 2008. The decrease in sales was due primarily to a decrease in demand for high-performance home theater products as a result of the weakness in the economy, especially in the United States. Sales in the Home Theater segment were also impacted by the Company’s strategic decision to reduce the number of brands being marketed as the Company focuses its resources on the Runco brand. This strategic change was announced in the fourth quarter of 2008. Sales in the Home Theater segment decreased $8.9 million to $17.5 million in the first six months of 2009 as compared to $26.4 million in the same period of the prior year, primarily as a result of the reasons discussed above.

International sales decreased $5.9 million or 36.7% to $10.1 million in the second quarter of 2009 as compared to $16.0 million in the same period of the prior year. International sales for the first six months of 2009 decreased $13.3 million or 37.9% to $21.8 million from $35.1 million in the same period of 2008. The decrease in international sales in both the three and six month periods was due primarily to decreases of international sales in the Industrial and Control Room and Signage segments. The decrease in the Industrial segment was primarily due to an overall decrease in demand as a result of the challenges currently faced in the global economy. Decreases in the Control Room and Signage segment were primarily the result of a poor economic climate for large capital projects which negatively impacted the overall demand for, and delayed the timing of purchases of command and control products. The decrease was also due to the weakening Euro against the U.S. Dollar, as a large portion of the Control Room and Signage segment’s sales are Euro-denominated. As a percentage of total sales, international sales were 27.7% in the second quarter of 2009, as compared to 27.4% in the second quarter of 2008. In the first six months of 2009, international sales as a percentage of total sales were 25.4% as compared to 27.3% in the first six months of 2008.

Gross Profit

The Company’s gross profit as a percentage of sales improved to 25.5% in the second quarter of 2009 from 23.0% in the second quarter of 2008. The improvement was primarily due to improvements in the Home Theater and Commercial segments which were partially offset by decreases in gross profit as a percentage of sales in the Industrial and Control Room and Signage segments. The improvements in the Home Theater segment are primarily a result of various cost reductions implemented over the last few quarters targeted at improving the efficiency of the Company’s manufacturing processes. The improvement in the Commercial segment was due primarily to this segment’s strategic focus on higher profit opportunities and a favorable product mix. In the Industrial segment gross profit as a percentage of sales decreased as sales decreased at a faster rate than costs of goods sold and changes in product mix. Gross profit as a percentage of sales in the Control Room and Signage segment decreased as a result of a decrease in signage software sales due to the sale of the digital signage software business in the first quarter of 2009.

For the first six months of 2009, the Company’s gross margin as a percentage of sales was 25.2% compared to 23.8% in the first six months of 2008. The improvement in gross margin as a percentage of sales was primarily due to improvements in the Home Theater and Commercial segments which were partially offset by decreases in gross profit as a percentage of sales in the Control Room and Signage segment. The changes in the Home Theater, Commercial, and Control Room and Signage segments were a result of the reasons discussed above. In the Industrial segment gross profit as a percentage of sales for the first six months of 2009 was consistent with the same period of 2008.

Research and Development

Research and development expenses decreased $0.9 million or 30.9% to $2.1 million in the second quarter of 2009 from $3.0 million in the second quarter of 2008. For the first six months of 2008, research and development expenses decreased $0.6 million or 11.3% to $5.1 million from $5.7 million in the same period of the prior year. The three month decrease was primarily due to decreases in the Control Room and Signage segment which was the result of the sale of the digital signage software business during the first quarter of 2009 which had relatively high software engineering costs and also due to the recognition of research and development tax credits by one of the Company’s foreign subsidiaries. Overall, the Company continues to reduce costs in all areas and looks only to fund those initiatives with the highest return on investment or most strategic value. As a result, the Company has few projects in development in the first half of 2009 as compared with the first half of 2008.

The six month decrease in research and development expense was due primarily to decreases in the Control Room and Signage segment which were due to the reasons discussed above. These decreases were partially offset by increases in the Home Theater segment which was primarily due to increased spending in the first three months of 2009 for one-time new product development and certification costs which were not repeated in the second quarter of 2009. As a percentage of sales, research and development expenses increased to 5.7% in the second quarter of 2009 as compared to 5.2% in the same quarter of the prior year. As a percentage of sales, research and development expenses increased to 5.9% in the first six months of 2009 as compared to 4.5% in the same period of the prior year. The three and six month increases in research and development expenses as a percentage of sales were primarily due to sales decreasing at a faster rate than research and development spending.

Sales and Marketing

Sales and marketing expenses decreased $3.7 million or 40.5% to $5.3 million in the second quarter of 2009 as compared to $9.0 million in same quarter of the prior year. Sales and marketing expenses decreased $5.3 million or 29.9% to $12.5 million in the first six months of 2008 as compared to $17.8 million in the same period of the prior year. The three month decrease was primarily due to decreases in the Industrial, Home Theater, and Control Room and Signage segments which were partially offset by increases in sales and marketing expenses in the Commercial segment. The decrease in the Industrial segment was due primarily to decreased headcount and a focused effort to reduce costs. The decrease in the Home Theater segment was primarily due to decreased spending as result of the Company’s strategic decision to reduce the number of brands marketed in this segment and focus its efforts on the Runco brand and also due to decreased headcount and related compensation costs. The decrease in the Control Room and Signage segment was primarily the result of the sale of the digital signage business during the first quarter of 2009 and also due to decreased headcount, decreased spending on marketing materials and promotions and lower commissions due to lower sales.

The six month decrease in sales and marketing expense was due to decreases in all segments as a result of decreased headcount, decreased spending on marketing and sales promotions and materials, and lower commissions paid to sales representatives as a result of lower sales in the second quarter of 2009 as compared to the same period of 2008. As a percentage of sales, sales and marketing expenses improved to 14.6% in the second quarter of 2009 as compared to 15.4% in the same period of the prior year due to lower sales and marketing expenses which were partially offset by lower sales. As a percentage of sales, sales and marketing expenses were 14.6% in the first six months of 2009 as compared to 13.9% in the same period of the prior year, as sales and marketing expense did not decrease as quickly as sales for the same period.

General and Administrative

General and administrative expenses decreased $0.8 million or 12.6% to $5.2 million in the second quarter of 2009 from $6.0 million in the same period of the prior year. General and administrative expenses decreased $1.4 million or 11.7% to $10.6 million in the first six months of 2009 from $12.0 million in the same period of the prior year. The three and six month decreases were due primarily to reductions in headcount and decreases in outsourced professional service fees and general overhead as a result of the Company’s initiatives to reduce costs. These decreases were partially offset by increases in non-cash share based compensation. As a percentage of sales, general and administrative expenses increased to 14.3% in the second quarter of 2009 from 10.2% in the same period of the prior year. In the first six months of 2009, general and administrative expenses, as a percentage of sales, increased to 12.4% from 9.4% for the same period of the prior year. The three and six month increases in general and administrative expenses as a percentage of sales were due primarily to sales decreasing at a faster rate than general and administrative expenses.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets decreased $1.1 million or 64.3% to $0.6 million in the second quarter of 2009 from $1.7 million in the second quarter of 2008. Expenses for the amortization of intangible assets decreased $2.2 million or 59.9% to $1.4 million in the first half of 2009 from $3.6 million in the same period of the prior year. The decrease in amortization expense for the three and six months ended March 27, 2009 was due to the impairment and write-off of certain intangible assets associated with the Home Theater and Control Room and Signage segments in fiscal 2008 and also due to the sale of the digital signage software business in the first quarter of 2009. The intangible assets that were associated with that business are no longer reflected on the Company’s balance sheet. At March 27, 2009 the consolidated identifiable intangible assets subject to amortization, net of accumulated amortization, consist of $3.7 million for developed technology, $2.6 million for customer relationships, and $0.7 million for trademarks and tradenames. These assets, all of which are associated with the Control Room and Signage segment, are being amortized over their estimated useful lives of approximately 3.2 years.

Restructuring Charges

During the second quarter of 2009 the Company recorded $1.3 million in net restructuring charges. As discussed in Note 4—Restructuring Charges, the charges consisted primarily of $1.8 million related to severance benefits estimated in the second quarter of 2009 for the termination of employment of certain employees that perform engineering, sales, marketing, manufacturing, operations, and administrative functions. In the second quarter of 2009 the Company determined that payments related to certain severance benefits and other liabilities recognized in prior periods would be less than initially estimated and reduced the respective liabilities to reflect the current estimate of amounts to be paid. These revisions were recorded as a $0.5 million reduction in restructuring expenses in the second quarter of 2009. During the first six months of 2009 the Company recorded $1.9 million in net restructuring charges which was the result of $2.5 million related to severance benefits for the termination of certain employees and $0.6 million of revisions to previously recorded estimates which reduced restructuring expense for the first six months of 2009.

Acquisition Related Costs

No acquisition related costs were recorded in the first six months of 2009. Acquisition related costs of $0.6 million in the second quarter of 2008 and $1.4 million in the first six months of 2008 consist of incremental costs associated with the acquisition of Runco and Clarity which were not capitalizable as property, plant, or equipment.

Total Operating Expenses

Total operating expenses decreased $8.6 million or 42.3% to $11.7 million in the second quarter of 2009, from $20.3 million in the same period of the prior year. For the first six months of 2009, total operating expenses decreased $16.9 million or 42.3% to $23.2 million from $40.1 million in the same period of the prior year. The decrease in operating expenses for the three and six month periods ended March 27, 2009 as compared to the same periods of 2008 was primarily due to the Company’s efforts to reduce costs related to research and development, sales and marketing, general and administrative activities and also due to a decrease in the amortization of intangible assets due to previous period write-offs of certain intangible assets as described above. Overall, the Company has implemented several cost reduction and restructuring plans and other programs aimed at better aligning the expense base and resource levels with anticipated revenue levels. The decreases in operating expenses are also the result of the gains recognized on the sale of the assets associated with the digital signage software business in the first quarter of 2009 and the sale of certain patents in the second quarter of 2009. These decreases in operating expenses were partially offset by increases in restructuring expenses due to severance benefits recorded for the termination of certain employees. As a percentage of sales, operating expenses improved to 32.1% in the second quarter of 2009 from 34.9% in the same quarter of the prior year. As a percentage of sales, operating expenses decreased to 27.0% in the first six months of 2008 from 31.3% in the same period of the prior year. The improvements were primarily due to the gains recognized on the sale of assets in the first and second quarters of 2009.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign exchange gain or loss and other income or expense. Net interest expense was $18 thousand in the second quarter of 2009 as compared to $0.3 million in the second quarter of 2008. Net interest expense for the first six months of 2009 was $48 thousand compared to $0.6 million in the same period of 2008. The decreases in interest expense in the three and six months ended March 27, 2009 were due to decreases in the amounts borrowed under the Company’s credit agreement and also due to a decrease in interest rates on those borrowings.

Foreign currency exchange gains and losses are caused by timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Gains or losses on foreign currency also result from reflecting existing foreign exchange forward contracts at market value. Foreign currency gains and losses amounts to a net gain of $0.4 million in the second quarter of 2009 as compared to a net gain of $42 thousand in the second quarter of 2008. In the first six months of 2009 foreign currency gains and losses amounted to a net gain of $0.9 million as compared to a net loss of $0.1 million in the same period of 2008.

The Company currently realizes approximately 28% of its sales outside of the United States. The functional currency of the Company’s primary foreign subsidiaries is the Euro which must be translated to U.S. Dollars for consolidation. As discussed in
Note 11—Derivatives, the Company has changed its hedging strategy related to its Euro exposure.

Provision for Income Taxes

Income tax expense recorded for the second quarter of fiscal 2009 was $0.6 million on pretax loss of $2.1 million, an effective negative tax rate of 31.2%. Comparatively, the income tax expense was $33 thousand on a pretax loss of $7.2 million in the second quarter of fiscal 2008, a negative effective tax rate of 0.5%. The tax provision of $1.2 million on pretax losses of $0.6 million for the six months ended March 27, 2009, consisted of tax provided on income generated in foreign jurisdictions. For the six months ended March 28, 2008 the tax of $0.4 million on pretax losses of $10.4 million was generated by tax in foreign jurisdictions as well as US deferred tax expense. The effective tax rates for the six months ended March 27, 2009 and March 28, 2008 were negative 185.0% and negative 3.6%, respectively. The difference between the effective tax rate and the federal statutory tax rate is due largely to the rules surrounding the valuation allowance provided on all U.S. and French deferred tax assets. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pre-tax financial results, the effective tax rate can change materially based on small variations of income.

Net Loss

In the second quarter of 2009, net loss was $2.7 million or $0.15 per share. In the same quarter of the prior year, net loss was $5.2 million or $0.29 per share. For the first six months of fiscal 2009, net loss was $1.8 million or $0.10 per share, compared to net loss of $8.7 million or $0.49 per share in the comparable period of the prior year.

Liquidity and Capital Resources

Net cash used in operating activities was $17 thousand in the first six months of 2009 as compared to net cash used in operating activities of $10.0 million in the same period of the prior year. The net cash used in operations in the first six months of fiscal 2009 was comprised primarily of the decrease in accounts receivable which was partially offset by the gain on the sale of the digital signage software assets and certain patents and decreases in accounts payable and other current liabilities. Net cash used in operations was also impacted by increases in non-cash reconciling items for depreciation and amortization expense, share based compensation, and restructuring charges, none of which required a current cash outlay.

Working capital increased $3.9 million to $52.3 million at March 27, 2009 from $48.4 million at September 26, 2008 due primarily to increases in cash and decreases in accounts payable and other current liabilities, which were partially offset by decreases in accounts receivable and inventories. Total current assets decreased $11.1 million in the first half of fiscal 2009 primarily as a result of decreases in accounts receivable and inventories which were partially offset by an increase in cash. Cash increased $8.6 million in the first six months of 2009 due primarily to the collection of the cash from the sale of the digital signage software business and also due to the receipt of cash related to the sale of certain patents in the second quarter of 2009. Accounts receivable decreased $18.4 million due to a decrease in revenues and the timing of cash receipts. Inventories decreased $2.0 million due primarily to the timing of purchases and forecasts of future shipments. Other current assets increased $0.7 million primarily due to the reclassification of certain research and development credits from long-term to current which was partially offset by the collection of certain non-trade receivables. Total current liabilities decreased $15.0 million in the first six months of 2009 due primarily to decreases in accounts payable and other current liabilities which were partially offset by increases in deferred revenue and the current portion of capital leases. Accounts payable decreased $11.3 million due to the timing of payments and decreases in the purchase of inventories. Other current liabilities decreased $4.3 million primarily due to decreases in accrued liabilities, taxes payable, and decreases in warranty reserves, which were partially offset by increases in accrued compensation due to the restructuring charges recorded in the first six months of 2009.

During the first six months of 2009 $0.3 million was used to purchase property, plant, and equipment. These capital expenditures were primarily related to the purchase of information technology equipment, manufacturing equipment, and tooling.

The Company’s current credit agreement, as amended, allows for borrowing up to one-third of the net value of its domestic inventory, accounts receivable, and property, plant, and equipment. The credit agreement, as amended, allows for a maximum borrowing capacity of $20.0 million, expires on December 1, 2009, and is secured by substantially all assets of the Company. The interest rate can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of March 27, 2009 the rate was LIBOR + 1.75%. There were no amounts outstanding on the agreement as of March 27, 2009 and September 26, 2008. The credit agreement contains certain financial covenants, with which the Company was in compliance as of March 27, 2009. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers therefrom, would result in an event of default and could result in the acceleration of any amounts outstanding on the agreement, which in turn could lead to the inability to pay debts and the loss of control of certain assets. From its inception, the agreement has included a material adverse change clause which could be invoked by the lender. It is possible that the lender could invoke this clause and accelerate repayment of amounts outstanding under the facility. Management does not believe that this is probable, but if this event occurred or any covenant violation was not waived, the Company would pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets. Additionally, if the Company were unable to renew or extend this agreement, the Company would need to pursue other sources of financing, potentially including more costly alternatives, or the Company would need to dispose of certain assets.

Recent Accounting Pronouncements

In December of 2007 the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling interests in Consolidated Financial Statements” (“FAS 160”). These pronouncements aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141(R) and FAS 160 are effective for fiscal years beginning after December 15, 2008. The Company does not anticipate that adoption of this Statement will have a material impact on its financial statements.

In April 2008 the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142,

“Goodwill and Other Intangible Assets” (“FAS 142”). This pronouncement aims to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R). The provisions of FSP 142-3 are effective for fiscal years beginning after December 15, 2008. The Company is currently in the process of determining the impact that adoption of this Statement will have on its financial statements.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended March 27, 2009 that could significantly affect the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending, material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 1A.	Risk Factors

The following issues and uncertainties, among others, should be considered in evaluating the Company’s future financial performance and prospects for growth.

A number of factors could impair Planar’s ability to successfully operate the Home Theater business, or other acquired businesses, which could harm Planar’s business, financial condition and results of operations.

The Company has incurred significant costs associated with the acquisition of Runco and has now fully integrated Runco, which had previously operated independently as a private company. These costs include the goodwill and intangible impairment charges recorded in fiscal 2008. The Company believes that it may incur additional charges to operations, which are not currently reasonably estimable, in subsequent quarters associated with the activities of the Home Theater segment. If the benefits of the acquisition continue to not exceed the associated costs, or if completed integration activities are determined to have been improperly executed, Planar’s financial results and cash flows could suffer and the market price of Planar’s common stock could continue to decline.

The anticipated benefits of the Runco acquisition have not yet been, and may not be realized in the future. Operation of this business will continue to require significant efforts by Planar, including the determination of appropriate resources to allocate to product plans, research and development, sales and marketing efforts, and general and administration activities. The challenges involved in successfully operating the business include, but are not limited to, the following:

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

The risks of unsuccessful operation of the Home Theater business include:

•	disruption of Planar’s business

•	distraction of management; and

•	adverse financial results related to unanticipated expenses or losses associated with operation of the businesses.

The risks inherent in the Company’s operations could be heightened by the current worldwide economic crisis and lack of credit availability.

In the recent past, general worldwide economic conditions have experienced a dramatic downturn due to credit conditions, liquidity concerns, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. These conditions make it extremely difficult for our customers, our vendors, and us to accurately forecast and plan future business activities. In this time of extreme economic difficulties, the Company’s financial performance and prospects for growth are subject to heightened risks including, but not limited to, the risk that the poor and possibly worsening economic conditions could result in:

•	Vendors declaring bankruptcy or otherwise ceasing operations which could result in difficulties obtaining, or increases in the pricing of, components and materials required for Planar’s products;

•	A rapid or uncertain decrease in demand for the Company’s products which could reduce sales and/or result in the Company carrying excess inventories;

•	Difficulties renewing the Company’s current credit agreement, or otherwise obtaining sufficient credit on terms the Company finds satisfactory; and/or

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

The Company has taken measures to reduce costs in response to the worldwide economic downturn and the related decreases in revenue levels. If customer demand continues to decline, the Company might be unable to continue to adjust expense levels without changing the way in which it operates. If revenues continue to decrease and the Company is unable to reduce expense levels it might incur significant losses that could potentially adversely affect the Company’s overall financial performance.

The Company may not be successful in its effort to enter new markets with new products and may experience losses in the Home Theater segment.

The Company initially entered the Home Theater display market with new Planar branded products. Thereafter, the Company completed the acquisition of Runco, a leading brand in the Home Theater market. These are products and markets that have not been part of business in the past and the Company has not and may continue not to execute its plans for these products and markets successfully. For instance, in 2008 the Company experienced softness due to execution issues in connection with the integration of the Runco operations into the Company’s existing operations. The Company has also experienced weakened business and economic conditions in the United States that materially and adversely impacted its sales and profitability in the Home Theater segment throughout 2008. The Company has incurred significant charges related to the restructuring of the Home Theater segment as it phases out the Vidikron brand and has changed the distribution model for Planar branded Home Theater products. In the future, the Company could incur additional restructuring charges and operating losses related to the Home Theater segment.

The Company’s operating results have significant fluctuations.

In addition to the variability resulting from the short-term nature of commitments from the Company’s customers, other factors contribute to significant periodic quarterly fluctuations in its results of operations. These factors include, but are not limited to, the following:

•	the receipt and timing of orders and the timing of delivery of orders;

•	the inability to adjust expense levels or delays in adjusting expense levels, in either case in response to lower than expected revenues or gross margins;

•	the volume of orders relative to the Company’s capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the lifecycles of customers’ products;

•	changes in cost and availability of labor and components;

•	the mix of products available for sale and the mix of products sold from period to period;
•	variation in operating expenses;

•	vesting of restricted stock based upon achievement of certain performance measures;

•	pricing and availability of competitive products and services;

•	general economic conditions and changes—whether or not anticipated—in economic conditions; and

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

The Company’s common stock is listed on The NASDAQ Global Market. In order to maintain that listing, the Company must satisfy financial and other continued listing requirements. For example, NASDAQ rules require that the Company maintain a minimum bid price of $1.00 per share for its common stock. The Company’s stock price was below the $1.00 minimum bid requirement from November 20, 2008 to April 22, 2009 and has subsequently returned below $1.00. Ordinarily, if a company’s closing bid price is below $1.00 for thirty consecutive trading days, it receives a notice from NASDAQ that it is subject to delisting if it fails to regain compliance within six months following the date of the notice letter. However, on October 16, 2008, NASDAQ suspended the $1.00 minimum bid requirement. The minimum bid requirement is scheduled to be reinstated on July 20, 2009, and NASDAQ has not indicated any further suspension of the requirement beyond that date. If NASDAQ reinstates the $1.00 minimum bid price requirement on July 20, 2009 as scheduled and, thereafter, the closing bid price for the Company’s common stock is below $1.00 per share for 30 consecutive days, the Company would expect to receive a notice letter from NASDAQ stating that it will be delisted if it does not regain compliance. In order to regain compliance, the Company would have to attain a bid price of at least $1.00 per share for a minimum of 10 consecutive business days prior to the expiration of six months from the date of the notice letter from NASDAQ. In addition, to retain its listing on The NASDAQ Global Market the Company must maintain minimum shareholders’ equity of $10.0 million and an aggregate market value of our common stock of $5.0 million. The Company may not continue to meet the minimum bid price requirement under NASDAQ rules or the other applicable continued listing requirements for The NASDAQ Global Market.

If the Company fails to continue to meet all applicable continued listing requirements of The NASDAQ Global Market in the future and NASDAQ determines to delist its common stock and the common stock is not eligible for quotation on another market or exchange, trading of the Company’s common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of the Company’s common stock, and there would likely also be a reduction in the Company’s coverage by security analysts and the news media, which could cause the price of its common stock to decline further. If an active trading market for the Company’s common stock is not sustained, it will be difficult for its shareholders to sell shares of the Company’s common stock without further depressing the market price of its common stock or at all. A delisting of the Company’s common stock also could make it more difficult for the Company to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.

Future financial results of Planar could be adversely affected by changes in currency exchange rates

The Company is exposed to certain risks relating to its ongoing business operations as the Euro is the functional currency of the Company’s European subsidiaries. In the past the Company has managed this risk by periodically entering into forward exchange contracts to mitigate the income statement impact of fluctuations in the Euro value of certain U.S. Dollar denominated assets and liabilities. Due to recent volatility in the foreign exchange market and the Company’s strategic shift to preserve cash the Company adjusted its hedging strategy and as of March 27, 2009 no longer hedges foreign currency risk through forward exchange contracts. As a result the Company may not be able to effectively manage foreign currency risks and may experience losses due to changes in the U.S. Dollar versus the Euro exchange rate which could harm its overall financial condition or results of operations.

The value of intangible assets and goodwill may become impaired in the future.

The Company has intangible assets recorded on the balance sheet, which relate primarily to developed technology, trademarks and tradenames, and customer relationships. The value of intangible assets represents the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The remaining $7.0 million of the intangible assets will be amortized over the useful lives of the respective assets of approximately 3.2 years and could, in the future, experience additional impairment. The estimated future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as occurred in fiscal 2008. A determination of impairment could result in a material charge to operations in a period in which an impairment loss is recognized, as occurred in fiscal 2008. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company has a credit agreement with a maximum $20 million borrowing capacity. No amounts were outstanding under the agreement as of March 27, 2009. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security under its credit agreement, which includes certain financial covenants, as discussed in Note 9—Borrowings in the Notes to the Consolidated Financial Statements in this report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2009. If the Company were unable to renew or extend this agreement, the Company would need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets.

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

In the fourth quarter of fiscal 2008 the Company disposed of the Medical segment and in the first quarter of 2009 the Company sold the digital signage software business. Each of the Company’s business segments absorbs a portion of the Company’s fixed costs, and it may not be possible to eliminate all of the fixed overhead costs that were previously allocated to the Medical segment or the digital signage software business. The portion of any fixed overhead costs that are not eliminated must be absorbed by the remaining segments, potentially adversely affecting the Company’s overall financial performance. Additionally, if the Company were to dispose of, eliminate or substantially reduce the size of any other segments in the future, it may not be possible to eliminate all associated fixed overhead costs, which would also have to be absorbed by the remaining segments. This could potentially adversely affect the Company’s overall financial performance in the future.

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

Future results of operations will partly depend on the Company’s ability to improve and market its existing products and to successfully develop and market new products. If the Company fails to do this its products or technology could become obsolete or noncompetitive. The Company has recently reduced its spending on research and development projects as it focuses on overall cost reductions. These reductions could impact the Company’s ability to improve its existing products and to successfully develop new products in the future.

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

The Company may lose key licensors, sales representatives, foundries, licensees, vendors, other business partners and employees due to uncertainties regarding the future results of Planar or the worldwide economic condition, which could seriously harm Planar.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $0.36 to $4.29. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

The Company faces risks in connection with potential acquisitions.

        The Company has made several acquisitions during its history. It is possible that the Company will make additional acquisitions in the future. The Company’s ability to effectively integrate any future acquisitions will depend in part on, among other things, the adequacy of its implementation plans, the ability of management to oversee and effectively operate the combined operations and the Company’s ability to achieve desired operational efficiencies. The integration of businesses, personnel, product lines and technologies is often difficult, time consuming and subject to significant risks. For example, the Company could lose key personnel from companies that it acquires, incur unanticipated costs, lose major sources of revenue, fail to integrate critical technologies, suffer business disruptions, fail to capture anticipated synergies, or fail to establish satisfactory internal controls. Any of these difficulties could disrupt the Company’s ongoing business, distract Management and employees, increase expenses and decrease revenues. Furthermore, the Company might assume or incur additional debt or issue additional equity securities to pay for future acquisitions. Additional debt may negatively impact the Company’s financial results and increase its financial risk, and the issuance of any additional equity securities could dilute the Company’s then existing shareholders’ ownership. In addition, in connection with any future acquisitions, the Company could:

•	incur amortization expense related to intangible assets;

•	uncover previously unknown liabilities; or

•	incur large and immediate write-offs that would reduce net income.

Acquisitions are inherently risky, and any acquisition may not be successful. If the Company is unable to successfully integrate the operations of any businesses that it may acquire in the future, its business, financial position, results of operations or cash flows could be materially adversely affected.

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

The Company’s research and development efforts with respect to new technologies may not result in market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, cost issues, yield problems and other factors. Even when the Company successfully completes a research and development effort with respect to a particular technology, it may fail to gain market acceptance due to:

•	inadequate access to sales channels;

•	superior products developed by the Company’s competitors;

•	price considerations;

•	ineffective market promotions and marketing programs; and

•	lack of market demand for the products.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2009 Annual Meeting of Shareholders was held February 19, 2009, at which the following actions were taken by a vote of shareholders:

The following nominees were elected as Directors by the votes and for the terms as indicated below:

Nominee	For	Withheld	Term Ending
Gerald K. Perkel	16,033,327	1,359,278	2012
E. Kay Stepp	14,357,285	3,035,320	2012

Item 6.	Exhibits.

(a)

10.1	Form for Restricted Stock Agreement between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, E. Kay Stepp, Gregory H. Turnbull, and Steven E. Wynne dated as of February 20, 2009*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit constitutes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC.
(Registrant)

DATE: May 6, 2009	/s/ Scott Hildebrandt
Scott Hildebrandt
Vice President and Chief Financial Officer