Form 10-Q
period 2009-06-26
PLANAR SYSTEMS INC
filed 2009-08-05
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended June 26, 2009

Commission File No. 0–23018

PLANAR SYSTEMS, INC.

(exact name of registrant as specified in its charter)

Oregon	93-0835396
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1195 NW Compton Dr., Beaverton, Oregon	97006
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (503) 748-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of common stock outstanding as of July 31, 2009

19,281,997 shares, no par value per share

PLANAR SYSTEMS, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Sales	$44,087	$64,542	$129,725	$192,834
Cost of sales	31,456	50,809	95,548	148,603

Gross profit	12,631	13,733	34,177	44,231
Operating expenses:
Research and development, net	2,330	3,123	7,415	8,858
Sales and marketing	5,894	8,303	18,409	26,147
General and administrative	4,736	5,590	15,338	17,594
Amortization of intangible assets	622	1,830	2,064	5,425
Acquisition related costs	—	210	—	1,639
Impairment and restructuring charges (Note 4)	—	58,664	1,867	58,167
Gain on sale of assets (Note 10)	—	—	(8,361)	—

Total operating expenses	13,582	77,720	36,732	117,830

Loss from operations	(951)	(63,987)	(2,555)	(73,599)
Non-operating income (expense):
Interest, net	(13)	(203)	(61)	(809)
Foreign exchange, net	(493)	(168)	428	(243)
Other, net	78	43	177	(64)

Net non-operating income (expense)	(428)	(328)	544	(1,116)

Loss from continuing operations before income taxes	(1,379)	(64,315)	(2,011)	(74,715)
Provision (benefit) for income taxes	(45)	(135)	1,124	244

Loss from continuing operations	$(1,334)	$(64,180)	$(3,135)	$(74,959)

Income from discontinued operations, net of income taxes	—	2,161	—	4,213

Net loss	$(1,334)	$(62,019)	$(3,135)	$(70,746)

Loss per share from continuing operations
Basic	$(0.07)	$(3.58)	$(0.17)	$(4.22)

Diluted	$(0.07)	$(3.58)	$(0.17)	$(4.22)

Income per share from discontinued operations
Basic	$0.00	$0.12	$0.00	$0.23

Diluted	$0.00	$0.12	$0.00	$0.23

Net loss per share
Basic	$(0.07)	$(3.46)	$(0.17)	$(3.99)

Diluted	$(0.07)	$(3.46)	$(0.17)	$(3.99)

Average shares outstanding—basic	18,516	17,928	18,348	17,750
Average shares outstanding—diluted	18,516	17,928	18,348	17,750

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	June 26, 2009	Sept. 26, 2008
	(unaudited)
ASSETS
Current assets:
Cash	$25,511	$14,915
Accounts receivable, net of allowance of doubtful accounts of $2,695 and $2,552	28,670	41,741
Inventories	32,393	38,782
Other current assets	3,833	5,063

Total current assets	90,407	100,501
Property, plant and equipment, net of accumulated depreciation of $39,594 and $38,723	7,797	10,657
Goodwill	3,428	3,428
Intangible assets, net	6,345	9,390
Other assets	2,113	5,148

	$110,090	$129,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,196	$21,962
Current portion of capital leases	186	198
Deferred revenue	1,929	1,704
Other current liabilities	23,440	28,213

Total current liabilities	35,751	52,077
Other long-term liabilities	4,696	6,615

Total liabilities	40,447	58,692
Shareholders’ equity:
Preferred Stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock	177,851	173,519
Retained earnings	(106,792)	(103,497)
Accumulated other comprehensive income (loss)	(1,416)	410

Total shareholders’ equity	69,643	70,432

	$110,090	$129,124

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended
	June 26, 2009	June 27, 2008
Cash flows from operating activities:
Net loss	(3,135)	(70,746)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	5,137	10,258
Impairment and restructuring charges	1,867	58,027
Share based compensation	4,186	3,543
Gain on sale of assets	(8,361)	—
Lease incentives	—	222
Decrease in accounts receivable, net	12,558	932
Decrease in inventories	5,580	4,179
Decrease in other current assets	2,694	2,543
Decrease in accounts payable	(11,681)	(8,082)
Increase in deferred revenue	354	877
Decrease in other current liabilities	(6,865)	(9,548)

Net cash provided by (used in) operating activities	2,334	(7,795)
Cash flows from investing activities:
Purchase of property, plant and equipment	(337)	(2,139)
Purchase of leasehold improvements reimbursed by landlord	—	(286)
Proceeds from sale of equipment	—	496
Cash (paid) refunded from acquisition, net of cash acquired	—	3,025
Proceeds from sale of assets, net	9,289	—
Increase (decrease) in long-term liabilities	(108)	30
(Increase) decrease in long-term assets	(2)	29

Net cash provided by investing activities	8,842	1,155
Cash flows from financing activities:
Proceeds from note payable	—	1,500
Payments of capital lease obligations	(359)	(256)
Value of shares withheld for tax liability	(160)	(241)
Net proceeds from issuance of capital stock	146	844

Net cash provided by (used in) financing activities	(373)	1,847
Effect of exchange rate changes	(207)	74

Net increase (decrease) in cash and cash equivalents	10,596	(4,719)
Cash and cash equivalents at beginning of period	14,915	15,287

Cash and cash equivalents at end of period	25,511	10,568

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

Balance at September 26, 2008	$403
Cash Paid	(47)

Balance at June 26, 2009	$356

Note 3 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	June 26, 2009	Sept. 26, 2008
Raw materials	$9,005	$14,101
Work in process	5,518	4,432
Finished goods	17,870	20,249

	$32,393	$38,782

Note 4 – IMPAIRMENT AND RESTRUCTURING CHARGES

In the first nine months of 2009 the Company recorded $2,577 in restructuring charges related to severance benefits estimated for the termination of certain employees and the write-off of tooling for a product that is no longer produced by the Company. In the first nine months of 2009 the Company also negotiated a settlement with a vendor related to a restructuring liability recorded in fiscal 2008, and also determined that payments related to certain severance benefits recognized in prior periods would be less than initially estimated. These adjustments were recorded as a $710 reduction in restructuring expenses in the first nine months of 2009.

The restructuring charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities
Balance as of September 26, 2008	$1,730	$1,044
Additional charges	2,518	59
Revisions to original estimate	(154)	(556)
Cash paid	(1,689)	(152)

Balance as of June 26, 2009	$2,405	$395

Note 5 – INCOME TAXES

The provision for income taxes for the third quarter of 2009 was recorded based upon the current estimate of the Company’s annual effective tax expense. Generally, the provision for income taxes is the result of the mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax benefit of $45 and provision of $1,124 for the three and nine months ended June 26, 2009, respectively, consist largely of tax provided on income generated in foreign jurisdictions. The 3.0% benefit and negative 55.9% tax expense rates for the three and nine months ending June 26, 2009, respectively, differ from the federal statutory rate primarily due to a valuation allowance on the Company’s U.S. and French deferred tax assets, the provision for state income taxes, and the effects of the Company’s operations in foreign jurisdictions with different tax rates. The Company’s policies require it to record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its U.S. and French deferred tax assets based on the criteria of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). As of June 26, 2009, this valuation allowance was still in place. While the valuation allowance is still in place for financial statement purposes as of June 26, 2009, a valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

As of June 26, 2009 there have been no material changes to the amount of unrecognized tax benefits under Financial Accounts Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

The Company is subject to taxation primarily in the United States, Finland, and France, as well as state (including Oregon and California) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statues of limitations from three to five years. The Company has settled with the Internal Revenue Service on their examination of all U.S. federal income tax matters through fiscal year 2006. The Company is appealing certain issues the Finnish tax authorities identified during their examination of the Company’s operations in Finland for the tax years 2001 through 2006. The Company may resolve some or all of the issues related to tax matters and make payments to settle agreed-upon liabilities. The Company does not anticipate total gross unrecognized tax benefits will significantly change, either as a result of full or partial settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company has not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

Note 6 – EMPLOYEE STOCK BENEFIT PLANS

Stock options

In fiscal 1994 the Company adopted the 1993 Stock Incentive Plan, which provides for the granting of options to buy shares of common stock. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. During fiscal 1999, the Company adopted the 1999 Non-Qualified Stock Option Plan, which provides for the granting of nonqualified stock options to employees of the Company who are not executive officers or members of the Board of Directors. In the second quarter of fiscal 2009 the 1999 Non-Qualified Stock Option Plan expired and no additional grants can be made under this plan. Total shares reserved under the active plans are 4,040,000 shares. Options granted under these plans generally vest over a two- to four-year period and expire four to ten years after grant. The Company also adopted a 1993 Stock Option Plan for Non-employee Directors, amended and restated, which provides for the granting of options to buy shares of common stock. Total shares reserved under this plan are 400,000 shares. Options granted under this plan generally vest and become exercisable over a three year period and expire seven years after the date of grant. In the first quarter of 2008 the Company adopted the 2007 New Hire Incentive Plan, which provides for the granting of options to buy shares of common stock. Total shares reserved under this plan are 400,000 shares. Options granted under this plan generally vest over a three year period and expire seven years after grant.

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

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at September 26, 2008	2,216,387	$10.31
Granted	—	—
Exercised	(1,522)	0.03
Forfeited	(161,909)	9.19
Expired	(459,433)	12.65

Options outstanding at June 26, 2009	1,593,523	$9.81

As of June 26, 2009 the total intrinsic value of options outstanding was $7 and the options had a weighted average remaining contractual term of 5.1 years. No options were exercised in the three months ending June 26, 2009. As of June 26, 2009 there were 1,436,122 options exercisable with a weighted average exercise price of $9.90 per share, an aggregate intrinsic value of $7 and a weighted average contractual life of 5.0 years.

Restricted stock

The Company’s plans provide for the issuance of restricted stock to employees, (“Nonvested shares per FAS 123(R)). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, and Vice Presidents, which vest upon the market value of shares of the Company’s common stock reaching certain prescribed levels, the shares issued generally vest over a one- to three-year period, upon meeting objective performance conditions or the passage of time.

Information regarding restricted stock grants is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 26, 2008	1,411,638	$7.21
Granted	1,022,825	1.38
Vested	(661,095)	4.25
Canceled	(287,698)	5.70

Restricted stock outstanding at June 26, 2009	1,485,670	$4.77

As of June 26, 2009 a total of approximately 970,000 shares were available to grant as stock options or restricted stock. Of these shares approximately 354,000 were available to grant to newly hired employees under the New Hire Incentive Plan, approximately 282,000 were available to grant only to non-employee Directors, and approximately 242,000 were available to grant only to Planar employees who were employed by Clarity Visual Systems at the time it was acquired by Planar. As a result, only approximately 92,000 shares were generally available to grant to Planar employees as ongoing equity-incentive compensation.

Valuation and Expense Information under FAS 123(R)

The following table summarizes share based compensation expense related to share based payment awards, and employee stock purchases under FAS 123(R) for the three and nine months ended June 26, 2009 and June 27, 2008, respectively, which was allocated as follows:

	Three months ended		Nine months ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Cost of sales	$73	$151	$105	$387

Research and development	65	127	209	319
Sales and marketing	344	281	1,260	961
General and administrative	602	637	2,612	1,876

Share based compensation expense included in operating expenses	1,011	1,045	4,081	3,156

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases	$1,084	$1,196	$4,186	$3,543

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

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the three and nine months ended June 26, 2009 were 18,516,000 shares and 18,348,000 shares, respectively. Basic shares outstanding for the three and nine months ended June 27, 2008 were 17,928,000 shares and 17,750,000 shares, respectively. No incremental shares were included in the calculation of diluted net loss per share for the three and nine months ended June 26, 2009 as to do so would be antidilutive. Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options or nonvested stock awards as of June 26, 2009 or June 27, 2008, as the Company incurred a net loss for the periods and their effect would have been anti-dilutive.

Note 7 – BUSINESS SEGMENTS

The Company is organized based on various display businesses, primarily specialty displays. Under this organizational structure, the Company operates in four main segments: Industrial, Commercial, Control Room and Signage, and Home Theater. The Industrial segment derives revenue primarily through the development and marketing of electroluminescent (EL) displays, liquid crystal displays and color active matrix liquid crystal displays in specialty applications. The Commercial segment derives revenue primarily through the marketing of LCD desktop monitors, other touch displays, and projectors that are sold through distributors to end users. The Control Room and Signage segment derives revenue primarily through the marketing of scalable video-wall displays and a line of large-area flat screen digital signage products. These products are sold through integrators to end users. In the first quarter of 2009 the Company sold the assets of its digital signage software business in two separate transactions, as discussed in Note 10—Gain on Sale of Assets. The Home Theater segment derives revenue primarily from the sales of innovative products for the high-end home theater enthusiast including high-performance home theater projection systems, and large format thin video displays. Previously, the Company sold diagnostic monitors for radiological use. Results of this business were previously reported in the Company’s Medical segment. In the fourth quarter of fiscal 2008 the Company sold the stock of DOME imaging systems, inc., the subsidiary under which this business operated. The transaction represented a disposal of the Medical segment. 2008 results for this segment have been reclassified to discontinued operations and are excluded from the information provided below.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Operating income (loss) from the segments includes specifically identifiable costs related to research and development, product development, and sales and marketing directly associated with each of the segments. Research and product development expenses and sales and marketing expenses are specifically identified by segment. Corporate expenses consist of expenses that are not directly associated with a particular segment and include general research expense, general marketing expense, finance and administration expense, legal expense, human resources expense, information systems expense, restructuring and impairment charges, acquisition related costs, and share based compensation costs. Interest expense, interest income, other non-operating items and income taxes by segment are not included in the internal segment information provided to the chief operating decision maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to customers below. Corporate operating income includes a $2,850 gain recognized on the sale of certain patents for the nine months ended June 26, 2009 as discussed in Note 10. Operating income from the Control Room and Signage segment for the nine months ended June 26, 2009 includes a $5,511 gain recognized on the sale of the assets of the digital signage software business as discussed in Note 10.

	Three months ended		Nine months ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Net sales to external customers (by segment):
Industrial	$13,472	$16,428	$38,206	$51,260
Commercial	12,157	20,432	35,085	57,687
Control Room and Signage	12,117	14,500	32,642	44,302
Home Theater	6,341	13,182	23,792	39,585

Total sales	$44,087	$64,542	$129,725	$192,834

Operating income (loss):
Industrial	$2,822	$3,577	$7,090	$12,416
Commercial	2,469	1,678	3,666	3,290
Control Room and Signage	454	935	7,001	3,135
Home Theater	(581)	(2,388)	(1,241)	(6,627)
Corporate	(6,115)	(67,789)	(19,071)	(85,813)

Loss from operations	$(951)	$(63,987)	$(2,555)	$(73,599)

In the nine months ended June 27, 2008 there were $38,255 of impairment and restructuring charges associated with the Control Room and Signage segment and $20,121 associated with the Home Theater segment, which are not included in the operating income (loss) of the respective segments presented above but are included in corporate expenses.

Note 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	June 26, 2009	Sept. 26, 2008
Warranty reserve	$4,620	$5,461
Income taxes payable	3,461	4,076
Accrued compensation	8,350	8,380
Other	7,009	10,296

Total	$23,440	$28,213

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

	Three months ended June 26, 2009	Nine months ended June 26, 2009

Balance as of beginning of period	$4,724	$5,461
Cash paid for warranty repairs	(798)	(3,388)
Provision for current period sales	694	2,547

Balance as of end of period	$4,620	$4,620

NOTE 9 – BORROWINGS

The Company’s current credit agreement, as amended, allows for borrowing up to one-third of the net value of its domestic inventory, accounts receivable, and property, plant, and equipment. The credit agreement, as amended, allows for a maximum borrowing capacity of $20.0 million, expires on December 1, 2009, and is secured by substantially all assets of the Company. The interest rate can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of June 26, 2009 the rate was LIBOR + 1.75%. There were no amounts outstanding on the agreement as of June 26, 2009 and September 26, 2008. The credit agreement contains certain financial covenants, with which the Company was in compliance as of June 26, 2009. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers therefrom, would result in an event of default and could result in the acceleration of any amounts outstanding on the agreement, which in turn could lead to the inability to pay debts and the loss of control of certain assets. From its inception, the agreement has included a material adverse change clause which could be invoked by the lender. It is possible that the lender could invoke this clause and accelerate repayment of amounts outstanding under the facility. Management does not believe that this is probable, but if this event occurred or any covenant violation was not waived, the Company would pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets.

NOTE 10 – GAIN ON SALE OF ASSETS

In the second quarter of 2009 the Company sold certain patents that were not currently used in its products or research and development projects. These patents were internally developed and were not recorded as assets on the Company’s balance sheet. As a result of the sale, the Company recorded a gain on sale of $2,850. The gain on sale recognized was net of transaction costs that were comprised primarily of legal and brokerage fees.

In the first quarter of 2009 the Company sold the assets associated with its digital signage software business in two transactions. On November 14, 2008 the Company sold certain assets related to the gaming portion of the digital signage software business to Bally Gaming, Inc., and on December 26, 2008 the Company sold the remaining assets relating to the digital signage software business to CS Software Holdings LLC. As a result of these transactions the Company recorded a gain on sale of $5,511. The gain on sale recognized was net of transaction costs which consisted primarily of legal and brokerage fees. The sale of these assets does not constitute the disposal of a component of the Company as defined by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) and, accordingly, results of this business have not been reclassified to discontinued operations for the nine months ended June 26, 2009.

NOTE 11 – DERIVATIVES

On December 27, 2008 the Company adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). This pronouncement requires enhanced disclosures about an entity’s derivative and hedging activities. An entity is required to provide enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement of Financial Accounting Standards No 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The disclosures required by FAS 161 are included below. The adoption of FAS 161 did not have an impact on the Company’s consolidated financial position or results of operations.

The Company is exposed to certain foreign currency risks relating to its ongoing business operations, as the Euro is the functional currency of the Company’s European subsidiaries. Historically the Company has managed this risk by periodically entering into forward exchange contracts to mitigate the income statement impact of fluctuations in the Euro value of its U.S. Dollar denominated cash deposits, accounts receivable, accounts payable, and intercompany balances. Due to recent volatility in the foreign exchange market and the Company’s strategic shift to preserve cash, the Company re-evaluated the use of forward contracts, which require cash settlement, to hedge against the non-cash translation risk of its U.S. Dollar net assets on Euro denominated subsidiaries. As a direct result of this re-evaluation and review, the Company adjusted its strategy in the second quarter of fiscal 2009, deciding not to put cash at risk and no longer hedges foreign currency risk, which allows changes in the U.S. Dollar versus the Euro exchange rate to positively or negatively impact the Company’s net income.

The table below summarized the nominal amounts of the Company’s forward exchange contracts in U.S. Dollars as of June 26, 2009 and June 27, 2008. The “bought” amounts represent the net U.S. Dollar equivalent of commitments to purchase foreign currencies. The foreign currency amounts have been translated into a U.S. Dollar equivalent value using the exchange rate at the reporting date.

Forward contracts outstanding were as follows:

	Bought (in Thousands)
Foreign currency	June 26, 2009	June 27, 2008
Euro	$—	$7,000

When the Company enters into forward exchange contracts they are not designated as hedging instruments under FAS 133. Changes in value of derivatives are recognized in the period in which the change occurs. When the Company enters into foreign exchange contracts they have historically been settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and contract amounts, and the fair value of the contracts is adjusted to market monthly. As indicated above, the Company did not have any open contracts as of June 26, 2009 and, as such, no associated assets or liabilities were reflected in the consolidated balance sheet. The gains and losses recorded upon settlement of the contracts were recorded as non-operating expenses in the Company’s consolidated statement of operations as follows:

	Amount of Loss Recognized in Net Loss on Derivatives		Location of Loss Recognized in Net Loss on Derivatives
Derivatives not designated as hedging instruments under FAS 133:	Three months ended June 26, 2009	Nine months ended June 26, 2009
Foreign exchange contracts	$—	$(360)	Foreign Exchange, net

Total	$—	$(360)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended September 26, 2008.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. These and other forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: poor or further weakened domestic and international business and economic conditions; weakening in the demand for the Company’s products; continued or further weakening of domestic and international business and economic conditions; any reduction in or delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; any inability to reduce costs quickly enough in response to unanticipated reductions in revenue; adverse impacts on the Company or its operations relating to or arising from Company indebtedness and difficulties in obtaining necessary financing; changes in the flat-panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; the Company’s inability to complete intended dispositions of underperforming or non-strategic assets; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners; final settlement of various contractual liabilities; future production variables impacting excess inventory and other risk factors described under Item 1A. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except for the adoption of Statement 161 as discussed in Note 11 of Notes to the Consolidated Financial Statements, the Company reaffirms the critical accounting policies and use of estimates as reported in its Form 10-K for the year ended September 26, 2008.

INTRODUCTION

Planar Systems, Inc. is a provider of specialty display solutions for customers in the industrial, command and control, custom home theater, and commercial markets. Products include display components, completed displays, and display systems based on a variety of flat panel and projection technologies. The Company has a global reach with sales offices in North America, Europe and Asia.

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

Industrial

This business focuses on providing primarily embedded, ruggedized/customized displays primarily to Original Equipment Manufacturers (OEMs) to include in their systems. Key technologies in this segment include Electroluminescent (EL) Displays, Active-matrix Liquid Crystal Displays (AMLCD), and passive Liquid Crystal Displays (LCD). These technologies are used in a wide variety of applications and industries including instrumentation, medical equipment, retail installations, vehicle dashboards, digital signage and military applications.

Commercial

LCD desktop monitors, touch displays, and business projectors comprise the majority of the product offerings in this business. The slowing growth and price pressure in the desktop monitor market is being reflected in this segment as efforts have shifted from revenue growth to profit maximization. The majority of products are sold to business users in North America via third party distributors. The Company’s strategy going forward is focused on improving profitability through the offering of higher margin products, such as touch displays, networked displays, wide format displays, and projectors.

Control Room and Signage

This business has two primary markets: the first, Command and Control, provides high-resolution video walls for the security, governmental, telecom, energy, industrial, broadcast, and transportation sectors. Key technologies used in solutions for video walls include rear-projection video cubes and image processing hardware and software. The second market served by this segment is the Digital Signage market, to which the Company sells scalable video-wall displays and large-area flat screen digital signage products. In the first quarter of 2009 the Company sold the assets related to its digital signage software business. The sale of these assets did not constitute the disposal of a component of the Company as defined by FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and accordingly, results of this business have not been reclassified to discontinued operations and are included in the results from continuing operations for the nine month period ended June 26, 2009.

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

Overview

Beginning in late fiscal 2008, and through the first half of fiscal 2009, the Company has experienced the negative effects of the global economic climate. In addition, the Company has had difficulties with the financial performance of the businesses acquired in 2006 and 2007. As a result of these challenges, the Company reported declining sales in the first half of fiscal 2009, both sequentially and compared to the similar periods in fiscal 2008. In response to these decreased sales and corresponding decreases in gross margins, the Company implemented a variety of cost reduction measures over the past year to reduce costs and improve cash flow. In addition, the Company has taken actions to improve its foundation for profitable growth when economic conditions improve and also disposed of certain underperforming or non-strategic assets. These changes, along with some recent improvements in customer demand, have resulted in increases in sequential sales and profitability, as well as a strengthened balance sheet, higher net levels of cash and improved cash flows from operations when compared to the second quarter of the current year. In the third quarter of 2009 the trend of decreasing sequential sales was reversed, with sales increasing $7.6 million or 20.6% to $44.1 million in the third quarter of 2009 as compared to $36.5 million in the second quarter of 2009, while cash improved to $25.5 million.

        Quarterly sales were $44.1 million in the third quarter of 2009 as compared to sales of $64.5 million in the third quarter of 2008. Net loss was $1.3 million or $0.07 per share in the third quarter of 2009 as compared to a net loss of $62.0 million, or $3.46 per share in the third quarter of 2008. The decrease in sales in the third quarter of 2009 was primarily due to lower demand in all segments due to the continued macroeconomic challenges faced in the third quarter of 2009 as compared to the third quarter of the prior year. Net loss in the third quarter of 2009 was attributed primarily to a decrease in sales as compared to the third quarter of 2008 which resulted in lower gross profit as compared to the third quarter of 2008. The decrease in gross profit was partially offset by decreases in operating expenses as a result of various cost reductions implemented over the last few quarters, thereby resulting in an improved loss from operations in the third quarter of 2009 as compared to the third quarter of 2008. Impairment and Restructuring charges decreased $58.7 million in the third quarter of 2009 as compared to the third quarter of 2008 and research and development, sales and marketing, and general administrative expenses decreased a combined $4.1 million in the third quarter of 2009 as compared to the third quarter of 2008. These cost reductions and increases in efficiency resulted in improvements in the Company’s loss from operations, which was $1.0 million in the third quarter of 2009 as compared to $64.0 million in the third quarter of 2008.

In the Industrial segment, sales decreased by $2.9 million to $13.5 million in the third quarter of 2009 as compared to $16.4 million in the third quarter of 2008. Operating income in this segment decreased $0.8 million to $2.8 million in the third quarter of 2009 as compared to $3.6 million in the third quarter of 2008, primarily as a result of lower sales in the segment.

In the Commercial segment, sales decreased by $8.2 million to $12.2 million in the third quarter of 2009 from $20.4 million in the third quarter of 2008. Operating income in the Commercial segment increased $0.8 million to $2.5 million in the third quarter of 2009 as compared to $1.7 million in the third quarter of 2008. The relative mix of products sold in the Commercial segment has gradually shifted toward higher margin offerings such as specialty and touch monitors as well as projectors and away from lower margin commercial grade desktop monitors, enabling improved operating income despite lower volumes.

In the Control Room and Signage segment, sales decreased by $2.4 million to $12.1 million in the third quarter of 2009 as compared to $14.5 million in the third quarter of 2008. Operating income decreased $0.4 million to $0.5 million in the third quarter of 2009 from $0.9 million in the third quarter of 2008 due primarily to lower sales and changes in product mix.

In the Home Theater segment sales decreased by $6.9 million to $6.3 million in the third quarter of 2009 as compared to $13.2 million in the third quarter of 2008. Operating loss in this segment improved $1.8 million to $0.6 million in the third quarter of 2009 from $2.4 million in the third quarter of 2008 due primarily to decreases in operating expenses as a result of the Company’s strategic shift to focus on the Runco brand and to lower costs in the segment. The improvement in operating income was also due to improvements in the gross profit as a percentage of sales of the segment’s products.

Sales

Quarterly sales of $44.1 million in the third quarter of 2009 decreased $20.4 million or 31.7% as compared to $64.5 million in the third quarter of 2008. The decrease in sales in the third quarter of 2009 was due to decreases in sales of products in all operating segments. In the third quarter of 2009 sales in the Industrial segment decreased $2.9 million, sales in the Commercial segment decreased $8.2 million, sales in the Control Room and Signage segment decreased $2.4 million and sales in the Home Theater segment decreased $6.9 million, all as compared to the third quarter of 2008. The Company’s sales of $129.7 million in the first nine months of 2009 decreased $63.1 million or 32.7% compared to $192.8 million in the first nine months of 2008. In the first nine months of 2009 sales in the Industrial segment decreased $13.1 million, sales in the Commercial segment decreased $22.6 million, sales in the Control Room and Signage segment decreased $11.7 million and sales in the Home Theater segment decreased $15.8 million.

Sales in the Industrial segment decreased $2.9 million or 18.0% to $13.5 million in the third quarter of 2009 as compared to $16.4 million in the third quarter of 2008. The decrease was primarily due to a $5.4 million decrease in sales of EL products, a $0.3 million decrease in sales of custom glass products and a $0.2 million decrease in sales of LCD products which were partially offset by a $2.7 million increase in sales of AMLCD products and a $0.3 million increase in stereomirror products. The decrease in sales of EL, custom glass, and LCD products is primarily the result of the adverse macroeconomic conditions experienced in the third quarter of 2009 which resulted in decreased demand for these products. The decrease in sales of LCD products was also impacted by the Company focusing its sales efforts on the EL and AMLCD product lines. The increase in sales of AMLCD products was primarily due to the fulfillment of an installment of an order of custom retail display products developed for one customer as part of their continued roll-out of these displays. The increase in sales of stereomirror products was the result of this newer product line continuing to increase its market penetration throughout 2009. Industrial segment sales decreased $13.1 million or 25.5% to $38.2 million in the first nine months of 2009 from $51.3 million in the same period of 2008. The decrease was primarily due to the reasons discussed above.

Sales in the Commercial segment decreased $8.2 million or 40.5% to $12.2 million in the third quarter of 2009 as compared to $20.4 million in the third quarter of 2008. The decrease was due primarily to decreases in volumes of commercial products sold due to an overall decline in demand for LCD monitors in the marketplace as a result of the global recession. Average selling prices in the third quarter of 2009 remained consistent with average selling prices in the third quarter of 2008. Commercial segment sales decreased $22.6 million or 39.2% to $35.1 million in the first nine months of 2009 from $57.7 million in the same period of 2008, primarily as a result of decreases in both volumes and average selling prices in the first nine months of 2009 as the segment focused on higher margin opportunities.

Sales in the Control Room and Signage segment decreased $2.4 million or 16.4% to $12.1 million in the third quarter of 2009 as compared to $14.5 million in the third quarter of 2008. The decrease was primarily due to the sale of the digital signage software business in the first quarter of 2009. Sales of command and control products also decreased as a result of the macroeconomic difficulties that began late in calendar 2008 as customers have delayed large-scale capital projects and installations. Control Room and Signage segment sales decreased $11.7 million or 26.3% to $32.6 million in the first nine months of 2009 from $44.3 million in the same period of 2008, primarily as a result of the reasons discussed above.

        Sales in the Home Theater segment decreased $6.9 million or 51.9% to $6.3 million in the third quarter of 2009 as compared to $13.2 million in the third quarter of 2008. The decrease in sales was primarily due to a decrease in demand for high-performance home theater products as a result of the weakness in the economy, especially in the United States. Sales in the Home Theater segment were also impacted by the Company’s strategic decision to reduce the number of brands being marketed as the Company focuses its resources on the Runco brand. This strategic decision was announced in the fourth quarter of 2008. Sales in the Home Theater segment decreased $15.8 million or 39.9% to $23.8 million in the first nine months of 2009 as compared to $39.6 million in the same period of the prior year. This decrease was primarily a result of the reasons discussed above.

International sales decreased $3.6 million or 20.4% to $14.1 million in the third quarter of 2009 as compared to $17.7 million in the same period of the prior year. International sales for the first nine months of 2009 decreased $16.8 million or 32.0% to $35.9 million from $52.7 million in the same period of 2008. The decrease in international sales for the third quarter was due primarily to decreases in international sales in the Industrial and Home Theater segments. Decreases in the Industrial segment were primarily due to an overall decrease in demand as a result of the challenges currently faced in the global economy. The decreases in the Home Theater segment is primarily due to the Company’s strategic change to focus its efforts on selling the Runco brand in the United States. The decrease in international sales for the first nine months of 2009 was due primarily to decreases in international sales in the Control Room and Signage, Industrial, and Home Theater segments. The decreases in the Control Room and Signage segment were primarily the result of a poor economic climate for large capital projects which negatively impacted the overall demand for, and delayed the timing of purchases of command and control products. The decreases in the Industrial and Home Theater segments were due to the reasons discussed above. As a percentage of total sales, international sales were 31.9% in the third quarter of 2009, as compared to 27.4% in the third quarter of 2008. In the first nine months of 2009, international sales were 27.6% as compared to 27.3% in the first nine months of 2008.

Gross Profit

The Company’s gross profit as a percentage of sales improved to 28.7% in the third quarter of 2009 from 21.3% in the third quarter of 2008. The improvement was primarily due to improvements in the gross margin as a percentage of sales in the Commercial, Home Theater, and Industrial segments which were partially offset by a decrease in the Control Room and Signage segment. Margins in the Commercial segment increased due primarily to favorable product mix. The improvements in the Home Theater segment were primarily the result of decreases in manufacturing headcount and decreases in warranty costs. In the Industrial segment gross profit as a percentage of sales improved as a result of changes in product mix, as sales have shifted towards higher margin AMLCD products, and also due to decreased manufacturing headcount and lower product costs. Gross profit as a percentage of sales in the Control Room and Signage segment decreased as a result of a decrease in signage software sales due to the sale of the digital signage software business in the first quarter of 2009.

For the first nine months of 2009, the Company’s gross profit as a percentage of sales was 26.3% as compared to 22.9% in the first nine months of 2008. The improvement in gross margin was primarily due to improvements in the Commercial, Home Theater, and Industrial segments which were partially offset by a decrease in the Control Room and Signage segment. The changes in all segments were a result of the reasons discussed above.

Research and Development

Research and development expenses decreased $0.8 million or 25.4% to $2.3 million in the third quarter of 2009 from $3.1 million in the third quarter of 2008. The decrease was due primarily to decreases in the Control Room and Signage and Home Theater segments. The decrease in the Control Room and Signage segment was the result of the sale of the digital signage software business during the first quarter of 2009 which had relatively high software engineering costs. The decrease in the Home Theater segment was a result of fewer projects and lower headcount. The decreases in the Control Room and Signage and Home Theater segments were partially offset by increases in the Industrial segment as a result of increased headcount to support product development. For the first nine months of 2009, research and development expenses decreased $1.5 million or 16.3% to $7.4 million from $8.9 million in the first nine months of 2008. The nine month decrease was primarily due to decreases in the Control Room and Signage segment as a result of the reasons discussed above. These decreases were partially offset by increases in the Industrial and Home Theater segments. The Increase in the Industrial segment is due to the reasons indicated above, while the increase in the Home Theater segment is due primarily to increased spending in the first quarter of 2009 for one-time new product development and certification costs which were not repeated in the second and third quarters of 2009. Overall, the Company continues to look for opportunities to reduce costs in all areas and looks only to fund those initiatives with the highest return on investment or most strategic value. As a result, the Company has increased the number of projects in its profitable business segments, while there were fewer projects in development in the Company’s underperforming segments in the first nine months of 2009 as compared with the first nine months of 2008.

As a percentage of sales, research and development expenses increased to 5.3% in the third quarter of 2009 as compared to 4.8% in the same quarter of the prior year. As a percentage of sales, research and development expenses increased to 5.7% in the first nine months of 2009 as compared to 4.6% in the same period of the prior year. The three and nine month increases in research and development expenses as a percentage of sales were primarily the result of sales decreasing at a greater rate than research and development spending.

Sales and Marketing

Sales and marketing expenses decreased $2.4 million or 29.0% to $5.9 million in the third quarter of 2009 as compared to $8.3 million in the same quarter of the prior year. Sales and marketing expenses decreased $7.7 million or 29.6% to $18.4 million in the first nine months of 2009 as compared to $26.1 million in the same period of the prior year. The three and nine month decreases were due to decreases in sales and marketing spending in all of the Company’s segments due to the Company’s continued efforts to reduce costs which resulted in decreased headcount, decreased spending on marketing material and promotions and lower commissions as a result of lower sales. Decreases in the Home Theater segment were also the result of the Company’s strategic decision to reduce the number of brands marketed in this segment and focus its efforts on the Runco brand. Decreases in the Control Room and Signage segment were also due to the sale of the digital signage software business during the first quarter of 2009.

As a percentage of sales, sales and marketing expenses increased to 13.4% in the third quarter of 2009 from 12.9% in the same period of the prior year. In the first nine months of 2009, sales and marketing expenses, as a percentage of sales increased to 14.2% in the third quarter of 2009 from 13.6% in the same period of the prior year. The three and nine month increases were due to sales decreasing at a greater rate than sales and marketing expenses.

General and Administrative

General and administrative expenses decreased $0.9 million or 15.3% to $4.7 million in the third quarter of 2009 from $5.6 million in the same period of the prior year. General and administrative expenses decreased $2.3 million or 12.8% to $15.3 million in the first nine months of 2009 from $17.6 million in the same period of the prior year. The three and nine month decreases were due primarily to reductions in headcount and program spending as a result of the Company’s initiatives to reduce costs. As a percentage of sales, general and administrative expenses increased to 10.7% in the third quarter of 2009 from 8.7% in the same period of the prior year. In the first nine months of 2009, general and administrative expenses, as a percentage of sales, increased to 11.8% from 9.1% for the same period of the prior year. The three and nine month increases in general and administrative expenses as a percentage of sales were due primarily to sales decreasing at a greater rate than general and administrative expenses.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets decreased $1.2 million or 66.0% to $0.6 million in the third quarter of 2009 from $1.8 million in the third quarter of 2008. Expenses for the amortization of intangible assets decreased $3.3 million or 62.0% to $2.1 million in the first nine months of 2009 from $5.4 million in the same period of the prior year. The decrease in amortization expense for the three and nine months ended June 26, 2009 was due to the impairment and write-off of certain intangible assets associated with the Home Theater and Control Room and Signage segments in fiscal 2008 and also due to the sale of the digital signage software business in the first quarter of 2009. The intangible assets that were associated with that business are no longer reflected on the Company’s balance sheet. As of June 26, 2009 the consolidated identifiable intangible assets subject to amortization, net of accumulated amortization, consist of $3.3 million for developed technology, $2.5 million for customer relationships, and $0.5 million for trademarks and tradenames. These assets, all of which are associated with the Control room and Signage segment, are being amortized over their estimated useful lives of approximately 3.0 years.

Impairment and Restructuring Charges

During the first nine months of 2009 the Company recorded $1.9 million in net restructuring charges which was the result of $2.5 million related to severance benefits for the termination of certain employees, $0.1 million related to the write-off of tooling for a product no longer produced by the Company, and $0.7 million of revisions to previously recorded estimates which reduced restructuring expense for the first nine months of 2009.

Acquisition Related Costs

No acquisition related costs were recorded in the first nine months of 2009. Acquisition related costs of $0.2 million in the third quarter of 2008 and $1.6 million in the first nine months of 2008 consist of the incremental costs associated with the acquisition of Runco and Clarity which were not capitalizable as property, plant, or equipment.

Total Operating Expenses

Total operating expenses decreased $64.1 million or 82.5% to $13.6 million in the third quarter of 2009, from $77.7 million in the same period of the prior year. For the first nine months of 2009, total operating expenses decreased $81.1 million or 68.8% to $36.7 million from $117.8 million in the same period of the prior year. The decrease in operating expenses for the three and nine months ended June 26, 2009 as compared to the same periods of 2008 was primarily due to the decrease in impairment and restructuring charges, as significant charges were recorded in the third quarter of 2008 related to the goodwill and intangible assets associated with the Control Room and Signage and Home Theater segments which were not repeated in the third quarter of 2009, and all other operating expenses, due to the reasons discussed above.

As a percentage of sales, operating expenses decreased to 30.8% in the third quarter of 2009 from 120.4% in the same quarter of the prior year. As a percentage of sales, operating expenses decreased to 28.3% in the first nine months of 2009 from 61.1% in the same period of the prior year. The decreases in operating expenses as a percentage of sales for the three and nine months ended June 26, 2009, as compared to the same periods in the prior year, are due primarily to the reasons discussed above.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. Net interest expense was $13 thousand in the third quarter of 2009, compared to net interest expense of $0.2 million in the third quarter of 2008. Net interest expense for the first nine months of 2009 was $0.1 million compared to net interest expense of $0.8 million in the same period of 2008. The changes were primarily due to decreases in amounts borrowed under the Company’s credit agreement and also due to a decrease in interest rates on these borrowings.

Foreign currency exchange gains and losses are caused by timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Gains or losses on foreign currency also result from reflecting existing foreign exchange forward contracts at market value. As discussed in Note 11—Derivatives, the Company re-evaluated the use of forward contracts during the second quarter of 2009 and no longer hedges foreign currency risk. Foreign currency gains and losses amounted to a net loss of $0.5 million in the third quarter of 2009 as compared to a net loss of $0.2 million in the third quarter of 2008. In the first nine months of 2009 foreign currency gains and losses amounted to a net gain of $0.4 million as compared to a net loss of $0.2 million in the same period of 2008.

The Company currently realizes approximately 30% of its sales outside of the United States. The functional currency of the Company’s primary foreign subsidiaries is the Euro which must be translated to U.S. Dollars for consolidation. As discussed in Note 11—Derivatives, the Company has changed its hedging strategy related to its Euro exposure and no longer hedges foreign currency risk.

Provision for Income Taxes

Income tax benefit recorded for the third quarter of fiscal 2009 was $45 thousand on a pretax loss of $1.4 million, an effective tax rate of 3.3% as compared to an income tax benefit of $0.1 million on a pretax loss of $64.3 million in the third quarter of 2008, an effective tax rate of 0.2%. The tax provision of $1.1 million on pretax losses of $2.0 million for the nine months ended June 26, 2009 consisted primarily of tax provided on income generated in foreign jurisdictions. For the nine months ended June 27, 2008 the tax expense of $0.2 million on pretax losses of $74.7 million was generated by tax in foreign jurisdictions as well as U.S. deferred tax expense. The effective tax rates for the nine months ended June 26, 2009 and June 27, 2008 were negative 55.9% and negative 0.3%, respectively. The difference between the effective tax rate and the federal statutory tax rate is due largely to the rules surrounding the valuation allowance provided on all U.S. and French deferred tax assets. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pre-tax financial results, the effective tax rate can change materially based on small variations in income.

Net Loss

In the third quarter of fiscal 2009, net loss was $1.3 million or $0.07 per share. In the same period of the prior year, net loss was $62.0 million or $3.46 per share. For the first nine months of fiscal 2009, net loss was $3.1 million or $0.17 per share, compared to net loss of $70.7 million or $3.99 per share in the comparable period of the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.3 million in the first nine months of 2009 as compared to net cash used in operating activities of $7.8 million in the same period of the prior year. The net cash provided by operations in the first nine months of fiscal 2009 primarily relates to decreases in accounts receivable, inventories, and other current assets which were partially offset by the gain on the sale of the digital signage software assets and certain patents and decreases in accounts payable and other current liabilities. Net cash provided by operations was also impacted by non-cash reconciling items for depreciation and amortization expense, share based compensation and restructuring charges, none of which required a current cash outlay.

Working capital increased $6.3 million to $54.7 million at June 26, 2009 from $48.4 million at September 26, 2008 due primarily to increases in cash and decreases in accounts payable and other current liabilities which were partially offset by decreases in accounts receivable and inventories. Total current assets decreased $10.1 million in the first nine months of fiscal 2009 primarily as a result of decreases in accounts receivable and inventories which were partially offset by an increase in cash. Cash increased $10.6 million in the first nine months of 2009 due primarily to the collection of cash from the sale of the digital signage software business and also due to the receipt of cash related to the sale of certain patents in the second quarter of 2009. Accounts receivable decreased $13.1 million due to a decrease in revenues and the timing of cash receipts. Inventories decreased $6.4 million due primarily to the timing of purchases and forecasts of future shipments. Other current assets decreased $1.2 million primarily due to the collection of certain non-trade receivables. Total current liabilities decreased $16.2 million in the first nine months of 2009 due primarily to decreases in accounts payable and other current liabilities. Accounts payable decreased $11.8 million due to the timing of payments and decreases in the purchase of inventories. Other current liabilities decreased $4.8 million primarily due to decreases in accrued liabilities, taxes payable, and decreases in warranty reserves.

During the first nine months of 2009 cash of $0.3 million was used to purchase plant, property and equipment. These capital expenditures were primarily related to the purchase of information technology equipment, manufacturing equipment, and tooling.

The Company’s current credit agreement, as amended, allows for borrowing up to one-third of the net value of its domestic inventory, accounts receivable, and property, plant, and equipment. The credit agreement, as amended, allows for a maximum borrowing capacity of $20.0 million, expires on December 1, 2009, and is secured by substantially all assets of the Company. The interest rate can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of June 26, 2009 the rate was LIBOR + 1.75%. There were no amounts outstanding on the agreement as of June 26, 2009 and September 26, 2008. The credit agreement contains certain financial covenants, with which the Company was in compliance as of June 26, 2009. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers therefrom, would result in an event of default and could result in the acceleration of any amounts outstanding on the agreement, which in turn could lead to the inability to pay debts and the loss of control of certain assets. From its inception, the agreement has included a material adverse change clause which could be invoked by the lender. It is possible that the lender could invoke this clause and accelerate repayment of amounts outstanding under the facility. Management does not believe that this is probable, but if this event occurred or any covenant violation was not waived, the Company would pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets.

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

In May 2009 the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. The provisions of FAS 165 are effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company has adopted FAS 165. Adoption of this Statement did not have an impact on the Company’s financial statements.

In June 2009 the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162,” (“FAS 168”), which establishes the FASB Accounting Standards Codification™ (“the Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended June 26, 2009 that could significantly affect the Company’s internal controls over financial reporting.

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

In the recent past, general worldwide economic conditions have experienced a dramatic downturn due to credit conditions, liquidity concerns, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. These conditions make it extremely difficult for our customers, our vendors, and us to accurately forecast and plan future business activities. In this time of extreme economic difficulties, the Company’s financial performance and prospects for growth are subject to heightened risks including, but not limited to, the risk that the poor and possibly worsening economic conditions could result in:

•	Vendors declaring bankruptcy or otherwise ceasing operations which could result in difficulties obtaining, or increases in the price of, components and materials required for Planar’s products;

•	A rapid or uncertain decrease in demand for the Company’s products which could reduce sales and/or result in the Company carrying excess inventories;

•	Difficulties renewing or replacing the Company’s current credit agreement, or otherwise obtaining sufficient credit on terms the Company finds satisfactory; and/or

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

The Company has taken measures to reduce costs in response to the worldwide economic downturn and the related decreases in revenue levels. If customer demand continues to decline, the Company might be unable to continue to adjust expense levels rapidly enough in response to falling demand or without changing the way in which it operates. If revenues continue to decrease and the Company is unable to reduce expense levels it might incur significant losses that could potentially adversely affect the Company’s overall financial performance and the market price of the Company’s common stock.

The Company may not be successful in its effort to enter new markets with new products and may experience losses in the Home Theater segment.

The Company initially entered the Home Theater display market with new Planar branded products. Thereafter, the Company completed the acquisition of Runco, a leading brand in the custom Home Theater market. These are products and markets that have not been part of business in the past and the Company has not and may continue not to execute its plans for these products and markets successfully. For instance, in 2008 the Company experienced reduced demand for its Home Theater products due to execution issues in connection with the integration of the Runco operations into the Company’s existing operations. The Company has also experienced weakened business and economic conditions in the United States that materially and adversely impacted its sales and profitability in the Home Theater segment throughout 2008. The Company has incurred significant charges related to the restructuring of the Home Theater segment as it phases out the Vidikron brand and has changed the distribution model for Planar branded Home Theater products. In the future, the Company could incur additional restructuring charges and operating losses related to the Home Theater segment. This segment absorbs a portion of the Company’s fixed costs. If this segment was discontinued or substantially reduced in size, it may not be possible to eliminate all of the fixed overhead costs that are allocated to the segment. If that were the case, a portion of the allocated fixed costs would have to be absorbed by the other segments, potentially adversely affecting the Company’s overall financial performance.

The Company’s operating results have significant fluctuations.

In addition to the variability resulting from the short-term nature of commitments from the Company’s customers, other factors contribute to significant periodic fluctuations in its results of operations. These factors include, but are not limited to, the following:

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

The Company’s common stock is listed on The NASDAQ Global Market. In order to maintain that listing, the Company must satisfy financial and other continued listing requirements. For example, NASDAQ rules require that the Company maintain a minimum bid price of $1.00 per share for its common stock. The Company’s stock price was below the $1.00 minimum bid requirement from November 20, 2008 to April 22, 2009 and on April 30, 2009 and May 4, 2009. Ordinarily, if a company’s closing bid price is below $1.00 for thirty consecutive trading days, it receives a notice from NASDAQ that it is subject to delisting if it fails to regain compliance within six months following the date of the notice letter. However, on October 16, 2008, NASDAQ suspended the $1.00 minimum bid requirement. The minimum bid requirement was reinstated on August 3, 2009. If the closing bid price for the Company’s common stock is below $1.00 per share for 30 consecutive days, the Company would expect to receive a notice letter from NASDAQ stating that it will be delisted if it does not regain compliance. In order to regain compliance, the Company would have to attain a bid price of at least $1.00 per share for a minimum of 10 consecutive business days prior to the expiration of six months from the date of the notice letter from NASDAQ. In addition, to retain its listing on The NASDAQ Global Market the Company must maintain minimum shareholders’ equity of $10.0 million and an aggregate market value of our common stock of $5.0 million. The Company may not continue to meet the minimum bid price requirement under NASDAQ rules or the other applicable continued listing requirements for The NASDAQ Global Market.

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

The Company has incurred significant costs associated with the acquisition of Runco and has now fully integrated Runco, which had previously operated independently as a private company. These costs include the goodwill and intangible impairment charges recorded in fiscal 2008. The Company believes that it may incur additional charges to operations, which are not currently reasonably estimable, in subsequent quarters associated with the activities of the Home Theater segment. If the benefits of the acquisition continue to not exceed the associated costs, or if completed integration activities are determined to have been improperly executed, Planar’s financial results and cash flows could suffer further and the market price of Planar’s common stock could continue to decline.

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

The Company has intangible assets recorded on the balance sheet, which relate primarily to developed technology, trademarks and tradenames, and customer relationships. The value of intangible assets represents the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The remaining $6.3 million of the intangible assets will be amortized over the useful lives of the respective assets of approximately 3.0 years and could, in the future, experience additional impairment. The estimated future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as occurred in fiscal 2008. A determination of impairment could result in a material charge to operations in a period in which an impairment loss is recognized, as occurred in fiscal 2008. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company has a credit agreement with a maximum $20 million borrowing capacity. No amounts were outstanding under the agreement as of June 26, 2009. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security under its credit agreement, which includes certain financial covenants, as discussed in Note 9—Borrowings in the Notes to the Consolidated Financial Statements in this report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2009. If the Company were unable to renew or extend this agreement, the Company would need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets.

The Company may experience losses selling Commercial products.

The market for the Company’s Commercial products is highly competitive and subject to rapid changes in prices and demand. The Company’s failure to successfully manage inventory levels or quickly respond to changes in pricing, technology or consumer tastes and demand could result in lower than expected revenue, lower gross margin and excess, obsolete and devalued inventories of its Commercial products which could adversely affect the Company’s business, financial condition and results of operations.

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

In the fourth quarter of fiscal 2008 the Company disposed of its Medical segment and in the first quarter of 2009 the Company sold its digital signage software business. Each of the Company’s business segments absorbs a portion of the Company’s fixed costs, and it may not be possible to eliminate all of the fixed overhead costs that were previously allocated to the Medical segment or the digital signage software business. The portion of any fixed overhead costs that are not eliminated must be absorbed by the remaining segments, potentially adversely affecting the Company’s overall financial performance. Additionally, if the Company were to dispose of, eliminate or substantially reduce the size of any other segments in the future, it may not be possible to eliminate all associated fixed overhead costs, which would also have to be absorbed by the remaining segments. This could potentially adversely affect the Company’s overall financial performance in the future.

The Company faces intense competition.

Each of the Company’s markets is highly competitive, and the Company expects this to continue and even intensify. The Company believes that over time this competition will have the effect of reducing average selling prices of its products. Certain of the Company’s competitors have substantially greater name recognition and financial, technical, marketing and other resources than the Company does. There is no assurance that the Company will not face additional competitors or that the Company’s competitors will not succeed in developing or marketing products that would render its products obsolete or noncompetitive. To the extent the Company is unable to compete effectively against its competitors, its business, financial condition and results of operations would be materially adversely affected.

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

Future results of operations will partly depend on the Company’s ability to continue to improve and market its existing products and to successfully develop and market new products. If the Company fails to do this its products or technology could become obsolete or noncompetitive. The Company has recently reduced its spending on research and development projects as it focuses on overall cost reductions. These reductions could impact the Company’s ability to improve its existing products and to successfully develop new products in the future.

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

Future operating results will depend on the Company’s ability to continue to provide new product solutions that compare favorably on the basis of cost and performance with competitors. The Company’s success in attracting new customers and developing new business depends on various factors, including, but not limited to, the following:

•	Developing and/or deploying advances in technology;

•	innovative development of products for new markets;

•	efficient and cost-effective services;

•	timely completion of the design and manufacture of new product solutions; and

•	adequately protecting the Company’s proprietary property.

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

Similarly, the Company’s employees may experience uncertainty about their future role with the Company to the extent that its operations are unsuccessful or its strategies are changed significantly. This may adversely affect Planar’s ability to attract and retain key management, marketing and technical personnel. The loss of a significant group of key technical personnel would seriously harm the product development efforts of Planar. The loss of key sales personnel could cause the Company to lose relationships with existing customers, which could cause a decline in the sales of the Company’s products.

The Company does not have long-term purchase commitments from its customers.

The Company’s business is generally characterized by short-term purchase orders and contracts which do not require that purchases be made. The Company typically plans its production and inventory levels based on internal forecasts of customer demand which rely in part on nonbinding forecasts provided by its customers. As a result, the Company’s backlog generally does not exceed three months, which makes forecasting its sales difficult. Inaccuracies in the Company’s forecast as a result of changes in customer demand or otherwise may result in its inability to service customer demand in an acceptable timeframe, the Company holding excess and obsolete inventory or having unabsorbed manufacturing overhead. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements, or otherwise, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has experienced such problems in the past and may experience such problems in the future.

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

The Company believes that its continued success partly depends on protecting its proprietary technology. The Company relies on a combination of patent, trade secret, copyright and trademark laws, confidentiality procedures and contractual provisions to protect its intellectual property. The Company seeks to protect some of its technology under trade secret laws, which afford only limited protection. The Company faces risks associated with its intellectual property, including, but not limited to, the following:

•	pending patent and copyright applications may not be issued;

•	patent and copyright applications are filed only in a limited number of countries;

•	intellectual property laws may not protect the Company’s intellectual property rights;

•	others may challenge, invalidate, or circumvent any patent or copyright issued to the Company;

•	rights granted under patents or copyrights issued to the Company may not provide competitive advantages to the Company;

•	unauthorized parties may attempt to obtain and use information that the Company regards as proprietary despite its efforts to protect its proprietary rights; and

•	others may independently develop similar technology or design around any patents issued to the Company.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $0.36 to $3.19. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

The Company has made several acquisitions during its history. Not all of these acquisitions have been successful. It is possible that the Company will make additional acquisitions in the future. The Company’s ability to effectively integrate any future acquisitions will depend in part on, among other things, the adequacy of its implementation plans, the ability of management to oversee and effectively operate the combined operations and the Company’s ability to achieve desired operational efficiencies. The integration of businesses, personnel, product lines and technologies is often difficult, time consuming and subject to significant risks. For example, the Company could lose key personnel from companies that it acquires, incur unanticipated costs, lose major sources of revenue, fail to integrate critical technologies, suffer business disruptions, fail to capture anticipated synergies, or fail to establish satisfactory internal controls. Any of these difficulties could disrupt the Company’s ongoing business, distract management and employees, increase expenses and decrease revenues. Furthermore, the Company might assume or incur additional debt or issue additional equity securities to pay for future acquisitions. Additional debt may negatively impact the Company’s financial results and increase its financial risk, and the issuance of any additional equity securities could dilute the Company’s then existing shareholders’ ownership. In addition, in connection with any future acquisitions, the Company could:

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

The Company’s operations are subject to environmental and various other regulations in each of the jurisdictions in which it conducts business. Some of the Company’s products use substances, such as lead, that are highly regulated or will not be allowed in certain jurisdictions in the future. The Company has redesigned certain products to eliminate such substances in its products. In addition, regulations have been enacted in certain jurisdictions which impose restrictions on waste disposal and electronics recycling obligations. If the Company fails to comply with applicable rules and regulations in connection with the use and disposal of such substances or other environmental or recycling legislation, it could be subject to significant liability or loss of future sales.

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

PLANAR SYSTEMS, INC.
(Registrant)

DATE: August 5, 2009	/s/ Scott Hildebrandt
Scott Hildebrandt
Vice President and Chief Financial Officer