Form 10-K
period 2009-09-25
PLANAR SYSTEMS INC
filed 2009-12-01
CIK 722392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2009.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock of the registrant at March 27, 2009, excluding shares held by affiliates, was approximately $12,732,967.

Number of shares of Common Stock outstanding at November 27, 2009: 20,033,217

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of Registrant’s Proxy Statement for the annual meeting of shareholders to be held on February 16, 2010 are incorporated by reference into Parts II and III of this Report.

Part I

BUSINESS

Item 1.	General

Planar Systems, Inc. is a provider of specialty display solutions for customers in industrial, command and control, specialty home theater, and commercial markets. Products include display components, completed displays, display systems and software based on a variety of flat panel and projection technologies. The Company has a global reach with sales offices in North America, Europe, and Asia.

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

Planar is organized around four business segments—Industrial, Commercial, Control Room and Signage, and Home Theater.

Business Units and Markets

Industrial

This business focuses on providing primarily embedded, ruggedized/customized displays primarily to Original Equipment Manufacturers (OEMs) to include in their systems. Key technologies in this segment include Electroluminescent (EL) Displays and Liquid Crystal Displays (LCD), which include both Active-Matrix Liquid Crystal Displays (AMLCD) and Passive Liquid Crystal Displays. These technologies are used in a wide variety of applications and industries including instrumentation, medical equipment, retail installations, vehicle dashboards, digital signage, and military applications.

Commercial

LCD desktop monitors, touch displays, and business projectors comprise the majority of the product offerings in this business. The slowing growth and price pressure in the desktop monitor market is being reflected in this segment as the Company’s efforts have shifted from revenue growth to profit maximization. The majority of products from this segment are sold to business users in North America via third party distributors. The Company’s strategy going forward is focused on improving profitability through the offering of higher margin products, such as touch displays, networked displays, wide format displays, and projectors.

Control Room and Signage

This business has two primary markets: the first, Command and Control, provides high-resolution video walls for the security, governmental, telecom, energy, industrial, broadcast, and transportation sectors. Key technologies used in solutions for video walls include rear-projection video cubes, LCD video walls, and image processing hardware and software. The second market served by this segment is the Digital Signage market, to which the Company sells scalable video-wall displays and large-area flat screen digital signage products. Products in the Control Room and Signage segment are marketed under the Clarity brand. In the first quarter of 2009 the company sold the assets related to its digital signage software business. The sale of these assets did not constitute the disposal of a component of the Company as defined by the FASB Accounting Standards Codification™ (“ASC”) Topic 205, “Component of an Entity” (“ASC Topic 205”), and accordingly, results of this business have not been reclassified to discontinued operations and are included in the results from continuing operations for fiscal 2009.

Home Theater

This business sells products for the high-end home theater enthusiast including high-performance home theater projection systems, video processing equipment, large-format thin displays, and accessories. Historically this business went to market under three unique brands: Runco, Vidikron, and Planar branded Home Theater products. In the fourth quarter of fiscal 2008 the Company began to focus its resources primarily on the Runco brand as it reduced the number of brands marketed in this business. Runco products are primarily sold directly to custom home installation dealers in the United States.

The Company previously sold medical diagnostic imaging monitors, the results of which were previously reported in the Company’s Medical segment. In the fourth quarter of fiscal 2008 the Company sold the stock of DOME imaging systems, inc., the subsidiary in which this business operated. The transaction represented a disposal of the Medical segment. Fiscal 2008 results for this segment have been reclassified to discontinued operations and are excluded from the amounts discussed below.

Research and Product Development

Planar makes investments in research and product development activities. Research expenses are primarily related to the commercialization of display technologies, new system architectures, and fundamental process improvements. Product development expenses are directly related to the design, prototyping and development of new products and technologies. Expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses and other costs associated with the Company’s ongoing efforts to develop new products, processes and enhancements. The Company spent $10.6 million, $12.2 million, and $12.4 million on research, development and product engineering for the fiscal years 2009, 2008, and 2007, respectively. These expenses were partially offset by contract funding from both government agencies and private sector companies of $0.7 million, $0.8 million, and $0.7 million in fiscal years 2009, 2008, and 2007, respectively.

Intellectual Property

The Company holds a number of patents, trade secrets, trademarks, copyrights and other elements of intellectual property, and uses nondisclosure agreements and other measures to protect its proprietary rights. A primary success factor in the Company’s markets is developing in-depth familiarity with the needs of the end users of its products. The continual product development, exclusive product features and technical expertise that result from this knowledge drive the results of the Company’s products in the marketplace.

Branding, Marketing and Sales

Efforts to raise market awareness and competitive advantage from the Planar, Clarity, and Runco brands are continuous. Marketing efforts focus on identifying prospects and communicating the attributes foremost in the minds of purchasing decision-makers. This approach is intended to ensure the highest possible return on investment for the Company’s marketing expense.

The Company employs sales professionals in many countries around the world and sells both directly to end users and through reseller channels. The primary focus is creating revenue through reseller channels. At the end of fiscal 2009, the Company employed sales resources in the United States, Norway, Finland, Germany, Italy, France, Turkey, United Arab Emirates, India and China.

No customers represented over 10% of the Company’s revenue in fiscal 2009. Commercial and medical products sold to CDW comprised 11% of total consolidated sales in fiscal 2008 and 2007.

Backlog

The Company believes the backlog metric is of limited utility in predicting future sales because the Commercial segment, the Control Room and Signage segment, and the Home Theater segment operate on a ship-to-order basis.

As of September 25, 2009 and September 26, 2008 the Company’s backlog, which includes all accepted contracts and orders, was approximately $23.3 million and $28.3 million, respectively. Backlog at September 25, 2009 and September 26, 2008 includes orders of approximately $0.1 million and $0.9 million, respectively, for end-of-life products. Variations in the magnitude and duration of contracts and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

Manufacturing and Raw Materials

The Company contracts with offshore partners for its manufacturing and assembly capacity, with the exception of an EL manufacturing facility in Finland and assembly and integration operations in Oregon and France. The Company believes that its effective management of these partners and its global supply chain is an important competency and competitive advantage.

Quality and reliability are emphasized in the design, manufacture and assembly of the Company’s products. All of Planar’s facilities have active operator training/certification programs and regularly use advanced statistical process control techniques. The Company’s products undergo thorough quality inspection and testing throughout the manufacturing process. The Company’s Industrial and Control Room and Signage segments have received and maintain their ISO9001 certification. This certification requires that a company meet a set of criteria established by an independent, international quality organization that measures the quality of systems, procedures and implementation in manufacturing, marketing and development of products and services.

The Company’s EL manufacturing facility in Finland produces a wide range of display types and sizes. Manufacturing operations consist of the procurement and inspection of components, manufacture of EL displays using a thin-film atomic layer deposition process, final assembly of some components and extensive testing of finished products.

The Company currently procures from outside suppliers all of its raw materials, including raw glass, driver integrated circuits, electronic circuit assemblies, power supplies, high-density interconnects, light engines, rear- projection screens, and projectors. Significant raw material supply risks to the Company’s operations involve the procurement of LCD panel glass and rear-projection screens. The Company strives to buy these materials from multiple partners and forecast demand as accurately as possible to effectively manage this risk and ensure supply of these components. The Company continues to work at diversifying its supplier base for high resolution glass and rear-projection screens. The Company procures most of its Runco branded products from a small number of suppliers who are the sole source of certain products. As such, a significant portion of the Home Theater segment’s revenues are substantially dependent on the continuation of Planar’s relationships with these suppliers.

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

The Company’s direct competitors are numerous and diverse. In display systems including AMLCD components sourced from manufacturers, Planar’s value-added specialty display products compete against those of NEC, Mitsubishi, Viewsonic, Dell and others in the Commercial market. In the Industrial market, the Company sometimes competes against the internal engineering functions of some of its OEM customers. In addition, other industrial display systems specialists include Global Display Solutions, NEC, Sharp, and a variety of small, highly specialized producers. The Company’s EL business primarily competes with substitute technologies. The

Company’s principal competitors for the Command and Control market include Barco, Mitsubishi Electric Corp., Eyevis, and Christie Digital Systems, Inc. The Company’s Home Theater products primarily compete against those of SIM2, Marantz, Dreamvision, Digital Projection International, and Panasonic Premiere.

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

As of September 25, 2009, the Company had 444 employees worldwide; 239 in the United States and 205 in Europe and Asia. Of these, 98 were engaged in marketing and sales, 48 in research and product development, 68 in general and administration, and 230 in manufacturing and manufacturing support.

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

In the recent past, general worldwide economic conditions have experienced a dramatic downturn due to credit conditions, liquidity concerns, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. These conditions make it extremely difficult for the Company’s customers, the Company’s vendors, and the Company to accurately forecast and plan future business activities. In this time of extreme economic difficulties, the Company’s financial performance and prospects for growth are subject to heightened risks including, but not limited to, the risk that the poor and possibly worsening economic conditions could result in:

•	Vendors declaring bankruptcy or otherwise ceasing operations which could result in difficulties obtaining, or increases in the price of, components and materials required for Planar’s products;

•	A rapid or unexpected decrease in demand for the Company’s products which could reduce sales and/or result in the Company carrying excess inventories;

•	Difficulties renewing or replacing the Company’s current credit agreement, or otherwise obtaining sufficient credit on terms the Company finds satisfactory; and/or

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

The Company has taken measures to reduce costs in response to the worldwide economic downturn and the related decreases in revenue levels. If customer demand were to decline further, the Company might be unable to continue to adjust expense levels rapidly enough in response to falling demand or without changing the way in which it operates. If revenues were to decrease further and the Company was unable to reduce expense levels, it might incur significant losses that could potentially adversely affect the Company’s overall financial performance and the market price of the Company’s common stock.

The Company may not be successful in its effort to enter new markets with new products and may experience losses in the Home Theater segment.

The Company initially entered the Home Theater display market with new Planar branded products. Thereafter, the Company completed the acquisition of Runco, a leading brand in the custom Home Theater market. These are products and markets that have not been part of business in the past and the Company has not and may continue not to execute its plans for these products and markets successfully. For instance, in 2008 the Company experienced reduced demand for its Home Theater products due to execution issues in connection with the integration of the Runco operations into the Company’s existing operations. The Company has also experienced weakened business and economic conditions in the United States that materially and adversely impacted its sales and profitability in the Home Theater segment throughout 2008 and 2009. The Company has incurred significant charges related to the restructuring of the Home Theater segment as it phased out the Vidikron brand and is in the process of phasing out Planar branded Home Theater products. In the future, the Company could incur additional restructuring charges and operating losses related to the Home Theater segment. This segment absorbs a portion of the Company’s fixed costs. If this segment was discontinued or substantially reduced in size, it may not be possible to eliminate all of the fixed overhead costs that are allocated to the segment. If that were the case, a portion of the allocated fixed costs would have to be absorbed by the other segments, potentially adversely affecting the Company’s overall financial performance.

The Company’s operating results have significant fluctuations.

In addition to the variability resulting from the short-term nature of commitments from the Company’s customers, other factors contribute to significant periodic fluctuations in its results of operations. These factors include, but are not limited to, the following:

•	the receipt and timing of orders and the timing of delivery of orders;

•	the inability to adjust expense levels or delays in adjusting expense levels, in either case in response to lower than expected revenues or gross margins;

•	the volume of orders relative to the Company’s capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the lifecycles of customers’ products;

•	changes in cost and availability of labor and components;

•	the mix of products available for sale and the mix of products sold from period to period;

•	Availability of sufficient quantities of the components of the Company’s products;

•	variation in operating expenses;

•	vesting of restricted stock based upon achievement of certain performance measures;

•	pricing and availability of competitive products and services;

•	general economic conditions and changes—whether or not anticipated—in economic conditions; and

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

A number of factors could impair Planar’s ability to successfully operate the Home Theater business, which could harm Planar’s business, financial condition and results of operations.

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

Future financial results of Planar could be adversely affected by changes in currency exchange rates.

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

The Company has intangible assets recorded on the balance sheet, which relate primarily to developed technology, patents, trademarks and tradenames, and customer relationships. The value of intangible assets represents the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The remaining $5.7 million of the intangible assets will be amortized over the useful lives of the respective assets of approximately 2.8 years and could, in the future, experience additional impairment. The estimated future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as occurred in fiscal 2008. A determination of impairment of intangible assets, goodwill, or both, could result in a material charge to operations in a period in which an impairment loss is recognized, as occurred in fiscal 2008. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

As of September 25, 2009 the Company had no amounts outstanding under its credit agreement, which had a maximum $20 million borrowing capacity. On December 1, 2009 the Company entered into an amended and restated credit agreement which has a maximum borrowing capacity of $12 million and expires on December 1, 2010. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security under its credit agreement, which includes certain financial covenants, as discussed in Note 9—Borrowings in the Notes to the Consolidated Financial Statements in this report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2010. If the Company were unable to renew or extend this agreement, the Company would need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets.

The Company may not be able to maintain compliance with NASDAQ’s continued listing requirements.

The Company’s common stock is listed on The NASDAQ Global Market. In order to maintain that listing, the Company must satisfy financial and other continued listing requirements. For example, NASDAQ rules require that the Company maintain a minimum bid price of $1.00 per share for its common stock. The Company’s closing stock price was below the $1.00 minimum bid requirement from November 20, 2008 to April 22, 2009 and on April 30, 2009 and May 4, 2009. Ordinarily, if a company’s closing bid price is below $1.00 for thirty consecutive trading days, it receives a notice from NASDAQ that it is subject to delisting if it fails to regain compliance within six months following the date of the notice letter. If the closing bid price for the Company’s common stock is below $1.00 per share for 30 consecutive days, the Company would expect to receive a notice letter from NASDAQ stating that it will be delisted if it does not regain compliance. NASDAQ suspended the $1.00 minimum bid requirement on October 16, 2008 and reinstated the requirement on August 3, 2009. Accordingly, the Company did not receive such a notice from NASDAQ. If in the future, the Company’s closing stock price were below $1.00 per share for 30 consecutive days it would expect to receive a notice from NASDAQ. In order to regain compliance, the Company would have to attain a bid price of at least $1.00 per share for a minimum of 10 consecutive business days prior to the expiration of six months from the date of the notice letter from NASDAQ. In addition, to retain its listing on The NASDAQ Global Market the Company must maintain minimum shareholders’ equity of $10.0 million and an aggregate market value of the Company’s common stock of $5.0 million. The Company may not continue to meet the minimum bid price requirement under NASDAQ rules or the other applicable continued listing requirements for The NASDAQ Global Market.

If the Company fails to meet all applicable continued listing requirements of The NASDAQ Global Market in the future and NASDAQ determines to delist its common stock and the common stock is not eligible for quotation on another market or exchange, trading of the Company’s common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of the Company’s common stock, and there would likely also be a reduction in the Company’s coverage by security analysts and the news media, which could cause the price of its common stock to decline further. If an active trading market for the Company’s common stock is not sustained, it will be difficult for its shareholders to sell shares of the Company’s common stock without further depressing the market price of its common stock or at all. A delisting of the Company’s common stock also could make it more difficult for the Company to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.

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

Revenue from Commercial products grew to $102.2 million in fiscal 2005, and decreased to $83.4 million in fiscal 2006 and $78.6 million, $78.2 million, and $47.4 million in fiscal 2007, 2008, and 2009, respectively. This revenue could continue to decrease due to reductions in demand, competition, alternative products, pricing changes in the marketplace and potential shortages of products which would adversely affect the Company’s revenue levels and its results of operations. In addition, strategic changes made by the Company’s management to invest greater resources in specialty display markets could result in reduced revenue for the Commercial segment. This segment absorbs a portion of the Company’s fixed costs. If this segment was discontinued or substantially reduced in size, it may not be possible to eliminate all of the fixed overhead costs that are allocated to the segment. If that were the case, a portion of the allocated fixed costs would have to be absorbed by the other segments, potentially adversely affecting the Company’s overall financial performance.

Shortages of components and materials may delay or reduce the Company’s sales and increase its costs.

The inability to obtain sufficient quantities of components and other materials necessary to produce the Company’s displays could result in reduced or delayed sales. The Company obtains much of the material it uses in the manufacture of its products from a limited number of suppliers, and it generally does not have long-term supply contracts with vendors. For some of this material the Company does not generally have a guaranteed alternative source of supply. In addition, given the Company’s cash management practices, vendors may not be willing to continue to ship materials on credit terms that are acceptable to the Company. As a result, the Company is subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. The Company has in the past and may in the future face difficulties ensuring an adequate supply of quality high resolution glass used in its products. In the future the Company may also face difficulties ensuring an adequate supply of the rear-projection screens used in certain Command and Control products. The Company is continually engaged in efforts to address this risk area. In addition, the U.S. International Trade Commission recently issued an exclusion order banning the import of certain LCD panels incorporated by the Company in certain of its specialty display products. While the Company is currently working with the vendor of such LCD panels to provide for a continued supply of such materials, the inability of the Company to continue to import adequate supplies of such panels, or products including such panels, could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

The majority of the products manufactured at the Company’s facility located in Espoo, Finland are based on EL technology. If demand for EL technology-based products diminishes significantly in the future, it could become necessary to cease manufacturing operations at this facility, which would likely result in an impairment loss on the associated property, plant and equipment, and restructuring charges related to employee severance. The Company experienced lower demand for EL products in 2009 as compared to 2008. The decline in volumes resulted in unabsorbed manufacturing overhead, which negatively impacted the Company’s results of operations.

Variability of customer requirements or losses of key customers may adversely affect the Company’s operating results.

The Company must provide increasingly rapid product turnaround and respond to ever-shorter lead times, while at the same time meet its customers’ product specifications and quality expectations. A variety of conditions, including bankruptcy and other conditions both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. These actions by a significant customer or by a set of customers could adversely affect the Company’s business. On occasion, customers require rapid increases in production, which can strain the Company’s resources and reduce margins. The Company may lack sufficient capacity at any given time to meet customers’ demands. Commercial and Medical products sold to one customer comprised 11%, and 11% of total consolidated sales in fiscal 2008 and 2007, respectively. Sales to this customer were less than 10% in fiscal 2009. Sales to this customer, if lost, could have a material, adverse impact on the results of operations. If accounts receivable from a significant customer or set of customers became uncollectible, a resulting charge could have a material, adverse effect on operations, although the Company does maintain allowances for estimated losses resulting from the inability of its customers to make required payments.

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

Others could claim that the Company is infringing their patents or other intellectual property rights. In the event of an allegation that the Company is infringing on another’s rights, it may not be able to obtain licenses on commercially reasonable terms from that party, if at all, or that party may commence litigation against the Company. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect the Company’s business, financial condition and results of operations. For instance, a reseller of the Company’s commercial products has recently notified the Company that a third party has demanded such reseller license certain technology in order to sell the Company’s products. In addition, the Company has been named in a lawsuit (among many other defendants) alleging infringement of a U.S. patent relating to stands for multiple displays. The Company is evaluating these claims and will vigorously defend itself against the assertion of any liability. While the Company would, in each instance, seek indemnification from the manufacturer of such products if it were found to be liable, a determination of liability against the Company could have an adverse impact on the Company’s business, financial condition, and results of operations.

The market price of the Company’s common stock may be volatile.

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $0.36 to $3.22. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

In a portion of the Company’s Industrial segment, the Company designs and manufactures display solutions that its customers incorporate into their products. As a result, the Company’s success partly depends upon the market acceptance of its customers’ products. Accordingly, the Company must identify industries that have significant growth potential and establish relationships with customers who are successful in those industries. Failure to identify potential growth opportunities or establish relationships with customers in those industries would adversely affect the Company’s business. Dependence on the success of products of the Company’s customers exposes the Company to a variety of risks, including, but not limited to, the following:

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

In the future, the Company’s internal controls over financial reporting will be audited by its independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Guidance regarding implementation and interpretation of the provisions of Section 404 continues to be issued by the standards-setting community. As a result of the ongoing interpretation of new guidance and the audit testing to be completed in the future, the Company’s internal controls over financial reporting may include an unidentified material weakness which would result in receiving an adverse opinion on the Company’s internal controls over financial reporting from its independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of the Company’s stock.

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

The Company leases its primary manufacturing facilities and various sales offices in the United States and Europe. The Company leases 98,800 square feet of custom-designed space in the Beaverton, Oregon area for assembly operations. The European facility located in Espoo, Finland, is a custom-designed facility in which Planar leases 106,000 square feet, including approximately 20,300 square feet of cleanroom. Approximately 1,900 square feet of this facility is sub-leased to a third party. The Company also leases approximately 29,400 square feet in Albi, France which is used primarily for European product development, final assembly, and testing of the Company’s control room products.

The Company leases approximately 72,000 square feet of class A office space in Beaverton, Oregon, which is used for administrative office space, sales and marketing, design engineering and associated lab and research and development activities.

The Company owns a 20,000 square-foot facility, with approximately 6,000 square feet of cleanroom, also located in Beaverton, Oregon. The Company has sub-leased this property to a third-party.

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

	High	Low
Fiscal 2009
First Quarter	$2.91	$0.62
Second Quarter	0.89	0.36
Third Quarter	1.40	0.64
Fourth Quarter	3.22	1.02

Fiscal 2008
First Quarter	$7.33	$5.47
Second Quarter	6.57	4.14
Third Quarter	4.29	2.28
Fourth Quarter	3.19	2.10

Holders

As of September 25, 2009, there were 161 shareholders of record.

Dividend Policy

The Company currently intends to retain its earnings to support operations and, therefore, does not anticipate paying any cash dividends at this time.

Executive Compensation

The information set forth under the caption “Executive Compensation—Equity Compensation Plan Information” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 16, 2010, is incorporated by reference into this Report.

Item 6.	Selected Financial Data

	Fiscal year
	2009	2008	2007	2006	2005
	(Dollars in thousands except per share amounts)
Continuing Operations:
Sales	$174,931	$259,310	$229,053	$168,647	$187,326
Gross profit	46,288	49,017	51,292	39,646	35,640
Income (loss) from operations	(3,206)	(103,463)	(25,373)	4,223	(256)
Income (loss) from continuing operations	(3,424)	(105,211)	(26,446)	3,841	212
Net income (loss)[1].	(3,424)	(89,758)	(23,184)	6,280	(34,880)
Diluted net income (loss) per share from continuing operations	$(0.19)	$(5.92)	$(1.52)	$0.25	$0.01
Diluted net income (loss) per share	$(0.19)	$(5.05)	$(1.33)	$0.41	$(2.37)

Balance Sheet:
Working capital	$58,067	$48,424	$57,202	$80,910	$98,796
Assets	110,962	129,124	263,144	245,002	172,084
Long-term liabilities	5,452	6,615	35,749	14,697	4,934
Shareholders’ equity	71,411	70,432	153,887	167,575	131,238

1.	2008 Sale of the Medical segment. In the fourth quarter of fiscal 2008 the Company sold the stock of DOME imaging systems, inc., a subsidiary of Planar Systems, Inc for approximately $32.2 million. This transaction represented a disposal of the Company’s Medical segment.

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

2005 Impairment and Restructuring Charges. In the second and fourth quarters of fiscal 2005 the Company recorded approximately $39.9 million in impairment and restructuring charges as a result of certain long-lived assets being impaired, primarily intangible assets and goodwill, severance benefits related to the termination of certain employees, and other cost reduction actions taken during the year. These charges primarily related to the Medical segment, which was disposed of with the sale of DOME in the fourth quarter of 2008.

The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. These and other forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: poor or further weakened domestic and international business and economic conditions; weakening in the demand for the Company’s products; any reduction in or delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; any inability to reduce costs at all or to reduce costs quickly enough, in either case, in response to unanticipated reductions in revenue; adverse impacts on the Company or its operations relating to or arising from Company indebtedness and difficulties in obtaining necessary financing; changes in the flat-panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods; final settlement of various contractual liabilities; future production variables impacting excess inventory and other risk factors described under Item 1A. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

Revenue Recognition.    The Company’s policy is to recognize revenue for product sales when evidence of an arrangement exists, sales price is determinable or fixed, title transfers and risk of loss has passed to the customer, which is generally upon shipment of the Company’s products to its customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. Some distributor agreements allow for potential return of products and provide price protection under certain conditions within limited time periods. Such return rights are generally limited to short-term stock rotation. The Company estimates sales returns and price adjustments based upon historical experience and other qualitative factors. The

Company estimates expected sales returns and price adjustments and records the amounts as a reduction of revenue at the later of the time of shipment or when the pricing decision is made. Each period, price protection is estimated based upon pricing decisions made and information received from distributors as to the amount of inventory they are holding. The Company’s policies comply with the guidance provided by the FASB Accounting Standards Codification™ (“the Codification” or “ASC”) Topic 605, “Revenue Recognition” (“ASC Topic 605”). Judgments are required in evaluating the credit worthiness of the Company’s customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the collection risk is minimal.

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

Intangible assets.    In accordance with ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC Topic 350”), the Company does not amortize goodwill from acquisitions, but amortizes other acquisition-related intangibles.

As required by these rules, the Company performs an impairment review of goodwill annually or earlier if indicators of potential impairment exist. The annual impairment review is performed in the second quarter for the Industrial segment, the segment with which all of the Company’s goodwill is associated as of September 25, 2009. The impairment review conducted in the second quarter of 2009 did not indicate impairment. As discussed in Note 4—Impairment and Restructuring Charges to the Consolidated Financial Statements, the reviews performed in the third quarter of 2008 indicated an impairment of the goodwill associated with the Control Room and Digital Signage segment and the Home Theater segments and all goodwill associated with those segments was written off as of September 26, 2008.

For identifiable intangible assets, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the undiscounted future cash flows from the associated asset in accordance with ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC Topic 350”) and ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”). Based upon the impairment reviews performed in fiscal 2008, impairment charges were recorded (see additional discussion in Note 4—Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements). If the estimated cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur further charges for impairment of these assets. Additional impairment could result if the associated products do not sell as expected.

Share Based Compensation Expense.    The Company accounts for share based compensation in accordance ASC Topic 718, “Compensation—Stock Compensation,” (“ASC Topic 718”), which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The Company values share based awards using the Black-Scholes option pricing model. The determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards. The Company estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience. As share based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Generally Accepted Accounting Principles require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. If factors change and the Company employs different assumptions in the application of ASC Topic 718 in future periods, the compensation expense recorded may differ significantly from what the Company has recorded in the current period.

Income Taxes.    The Company accounts for income taxes using the asset and liability method outlined in ASC Topic 740, “Income Taxes” (“ASC Topic 740”). The Company records a valuation allowance when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. If the Company is able to realize the deferred tax assets in an amount in excess of its reported net amounts, an adjustment to decrease the valuation allowance associated with deferred tax assets would decrease goodwill or increase earnings in the period such a determination was made. Similarly, if the Company should determine that its net deferred tax assets may not be realized to the extent reported, an adjustment to increase the valuation allowance associated with the deferred tax assets would be charged to income in the period such a determination was made. On September 29, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for

Uncertainty in Income Taxes,” which was incorporated into the Codification within ASC Topic 740, “Income Taxes” (ASC Topic 740). This pronouncement clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

BUSINESS ACQUISITIONS AND DISPOSITIONS

In September 2006, the Company completed the acquisition of Clarity Visual Systems, Inc. (“Clarity”). Clarity was engaged in the design, development, manufacturing, marketing, distribution, support, and maintenance of large-screen video cube display systems for entertainment, business, transportation, government, and retail market applications. As a result of the acquisition, the Company was able to broaden its product offerings in the specialized display market segments. The acquisition was accounted for as a purchase and, accordingly, the operations of Clarity have been included in the consolidated financial statements from the date of acquisition. See Note 3—Business Acquisitions in the Notes to Consolidated Financial Statements which is included in Item 8—Financial Statements and Supplementary Data in this report.

In May 2007, the Company acquired substantially all of the assets and certain liabilities of Runco International, Inc. (“Runco”), a supplier of premium video projectors, video processors, plasma screens and LCD’s to the home theater market. As a result of the acquisition the Company accelerated its reach into the market for high-end home theater projection systems, large-format thin video displays, and front-projection screens. The acquisition was accounted for as a purchase and, accordingly, the operations of Runco have been included in the consolidated financial statements from the date of acquisition. See Note 3—Business Acquisitions in the Notes to Consolidated Financial Statements which is included in Item 8—Financial Statements and Supplementary Data in this report.

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

In the first quarter of fiscal 2009 the Company sold the assets associated with its digital signage software business in two transactions. In November 2008 the Company sold certain assets related to the gaming portion of the digital signage software business to Bally Gaming, Inc., and in December 2008 the Company sold the remaining assets related to the digital signage software business to CS Software Holdings LLC. The sale of these assets did not constitute the disposal of a component of the Company. See Note 16—Gain on Sale of Assets in the Notes to Consolidated Financial Statements which is included in Item 8—Financial Statements and Supplementary Data in this report.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of sales of certain items in the Consolidated Financial Statements of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Sept. 25, 2009	Sept. 26, 2008	Sept. 28, 2007
Sales	100.0%	100.0%	100.0%
Cost of sales	73.5	81.1	77.6

Gross profit	26.5	18.9	22.4
Operating expenses:
Research and development, net	5.6	4.4	5.1
Sales and marketing	13.7	13.6	14.2
General and administrative	11.2	8.7	9.4
Amortization of intangible assets	1.5	2.5	3.0
Acquisition related costs	—	0.6	1.1
Impairment and restructuring charges	1.1	29.0	0.6
Gain on sale of assets	(4.8)	—	—

Total operating expenses	28.3	58.8	33.5

Loss from operations	(1.8)	(39.9)	(11.1)
Non-operating income (expense):
Interest, net	—	(0.3)	0.4
Foreign exchange, net	(0.2)	—	—
Other, net	0.1	(0.1)	0.1

Net non-operating expense	(0.1)	(0.4)	0.5

Loss from continuing operations before income taxes	(1.9)	(40.3)	(10.6)
Provision for income taxes	0.1	0.3	0.9

Loss from continuing operations	(2.0)	(40.6)	(11.5)
Income from discontinued operations	—	6.0	1.4

Net loss	(2.0)	(34.6)	(10.1)

Overview

Beginning in late fiscal 2008, and through the first half of fiscal 2009, the Company has experienced the negative effects of the global economic climate. In addition, the Company has had difficulties with the performance of the businesses acquired in 2006 and 2007. As a result of these challenges, the Company reported declining sales in the first half of fiscal 2009, both sequentially and compared to the similar periods in fiscal 2008. In response to these decreased sales and corresponding decreases in gross margins, the Company implemented a variety of cost reduction measures over the past year to reduce costs and improve cash flow. In addition, the Company has taken actions to improve its balance sheet and better position the Company for profitable growth when economic conditions improve. These actions have included the disposal of certain underperforming or non-strategic assets. These changes, along with some recent improvements in customer demand, have resulted in increases in sales and profitability in the second half of 2009 as well as a strengthened balance sheet, higher net levels of cash and improved cash flows from operations when compared to the first half of the year. In the third quarter of 2009 the trend of decreasing sequential sales was reversed with sales increasing $7.6 million or 20.6% to $44.1 million in million in the third quarter of 2009 as compared to $36.5 million in the second quarter of 2009. Sales increased an additional $1.1 million or 2.5% to $45.2 million in the fourth quarter of 2009 as compared to the third quarter of 2009.

Sales of $174.9 million in fiscal 2009 decreased $84.4 million or 32.5% as compared to sales of $259.3 million in fiscal 2008. The decrease in sales was primarily due the global economic crisis that resulted in decreases in sales of products in each of the Company’s segments. In 2009, net loss was $3.4 million and net loss per share was $0.19, as compared to net loss of $89.8 million and net loss per share was $5.05 in fiscal 2008. The net loss in 2009 was primarily due to the Company’s gross margins not being sufficient to cover operating expenses as a result of lower sales in 2009 as compared to 2008. Research and development, sales and marketing, and general and administrative expenses all decreased in 2009 as compared to 2008 as a result of measures taken to reduce costs throughout fiscal 2009. Impairment and restructuring charges decreased $73.2 million in 2009 as compared to 2008 and the amortization of intangible assets decreased $3.9 million in 2009 as compared to 2008. In 2009 acquisition related costs and research and development, sales and marketing, and general and administrative expenses decreased a combined $17.5 million, as compared to 2008. These cost reductions and increases in efficiency resulted in improvements in the Company’s loss from operations, which was $3.2 million in 2009 as compared to $103.5 million in 2008.

In the Industrial segment, sales decreased $18.0 million to $54.7 million in 2009 from $72.7 million in 2008. The decrease in sales was due primarily to decreases in the demand for EL, LCD, and custom glass products as a result of the economic slowdown, which were partially offset by increases in sales of AMLCD and stereomirror products. Operating income in the Industrial segment was $10.4 million in 2009 and $14.5 million in 2008. The decrease in operating income was due primarily to a decrease in sales in this segment.

In the Commercial segment, sales decreased by $30.8 million to $47.4 million in 2009 from $78.2 million in 2008 due primarily to decreases in the volume and average selling prices of commercial products sold. Operating income in the Commercial segment improved to $5.9 million in 2009 as compared to $4.3 million in 2008. This improvement was primarily due to a shift toward sales of higher margin offerings such as specialty and touch monitors as well as projectors and improved market conditions for the sale of desktop monitors, enabling improved operating income despite lower volumes.

In the Control Room and Signage segment, sales were $43.9 million in 2009 as compared to $58.2 million in 2008, a decrease of approximately $14.3 million. The decrease in sales was due primarily to a decrease in sales of command and control products and also due to the disposition of the digital signage software business in the first quarter of 2009. Operating income for this segment was $7.1 million in fiscal 2009 as compared to $3.1 million in fiscal 2008 due primarily to the gain on sale recognized upon the sale of the assets of the digital signage software business.

In the Home Theater segment, sales were $29.0 million in 2009 as compared to $50.3 million in 2008. The $21.3 million decrease in sales was primarily the result of decreased demand as a result of macroeconomic conditions. Operating loss for this segment was $1.8 million in fiscal 2009 as compared to operating loss of $14.8 million in fiscal 2008. The improvement in operating loss was primarily due to improvements in gross profit as a result of decreases in manufacturing headcount and decreases in warranty costs. Improvements in operating loss in this segment was also due to decreases in sales and marketing expenses as a result of the Company’s strategic shift to focus on the Runco brand and to lower costs in this segment.

In August 2008 the Company sold the stock of DOME, a subsidiary of Planar Systems, Inc. to NDS Surgical Imaging for approximately $32.2 million in cash, after closing adjustments. This transaction represented a disposal of the Company’s Medical segment.

Sales

Sales of $174.9 million in 2009 decreased $84.4 million or 32.5% as compared to sales of $259.3 million in 2008. The decrease in sales was due to decreases in sales of products in all segments. In fiscal 2009 sales in the Industrial segment decreased $18.0 million, sales in the Commercial segment decreased $30.8 million, sales in the Control Room and Signage segment decreased $14.3 million, and sales in the Home Theater segment decreased $21.3 million, all as compared to fiscal 2008.

Sales in the Industrial segment decreased $18.0 million or 24.8% to $54.7 million in 2009 from $72.7 million in 2008. The decrease was primarily due to a $17.7 million decrease in sales of EL products, a $0.8 million decrease in sales of LCD products, and a $0.7 million decrease in sales of custom glass products. These decreases were partially offset by $0.7 million increases in sales of both AMLCD and stereomirror products. The decrease in sales of EL, LCD, and custom glass products is primarily the result of adverse economic conditions which resulted in decreased demand for these products. Sales of LCD products were also impacted by the Company focusing its sales efforts on the EL and AMLCD product lines. The increase in AMLCD products was primarily due to the fulfillment of an installment of orders of custom retail display products developed for one customer as a part of their continued roll-out of these displays. The increase in sales of stereomirror products was the result of this newer product line continuing to increase its market penetration throughout 2009.

Sales in the Commercial segment decreased $30.8 million or 39.4% to $47.4 million in 2009 from $78.2 million in 2008 due primarily to decreases in volumes and average selling prices of commercial products sold due to an overall decline in demand for LCD monitors in the marketplace as a result of the global economic difficulties experienced in 2009.

Sales in Control Room and Signage segment decreased $14.3 million or 24.6% to $43.9 million in 2009 from $58.2 million in 2008. The decrease was primarily due to a decrease in sales of command and control products as a result of the macroeconomic difficulties that began late in calendar 2008 as customers delayed large-scale capital projects and installations. The sale of the digital signage software business in the first quarter of 2009 also contributed to lower sales in this segment in 2009 as compared to 2008.

Sales in the Home Theater segment decreased $21.3 million or 42.4% to $29.0 million in 2009 from $50.3 million in 2008. The decrease was due primarily to a decrease in demand for high-performance home theater products as a result of the weakness in the economy, especially in the United States. Sales in the Home Theater segment were also impacted by the Company’s strategic decision to reduce the number of brands being marketed as the Company focuses its resources on the Runco brand. This strategic decision was announced in the fourth quarter of 2008.

Sales of $259.3 million in 2008 increased $30.3 million or 13.2% as compared to sales of $229.1 million in 2007. The increase in sales was due primarily to increases in the Home Theater and Industrial segments. The increase in the Home Theater segment was due to the acquisition of Runco in the third quarter of 2007. The increase in the Industrial segment was due primarily to new design wins and increased customer demand. These increases were partially offset by decreases of sales of products in the Control Room and Signage and Commercial segments. The decrease in the Control Room and Signage segment was due primarily to a decrease in sales of Command and Control products. Sales in the Commercial segment decreased minimally in 2008, as increases in average selling prices were partially offset by decreases in volume.

Sales outside the United States decreased $20.2 million or 29.4% to $48.5 million in 2009 as compared to $68.7 million in 2008 and increased by 14.6% in 2008 as compared to $60.0 million recorded in 2007. In fiscal 2009 the decrease in international sales was primarily due to decreases in international sales in the Control Room and Signage, Industrial, and Home Theater segments. The decreases in the Control Room and Signage segment were primarily the result of a poor economic climate for large capital projects which negatively impacted the overall demand for, and delayed the timing of purchases of command and control products. The decreases in the Industrial segment were primarily due to an overall decrease in demand for Industrial products as a result of the challenges faced in the global economy. The decreases in the Home Theater segment were primarily due to the Company’s strategic change to focus its efforts on selling the Runco brand in the United States, as announced in late 2008. In fiscal 2008 the increase in international sales as compared to 2007 was primarily due to increases in the Home Theater, Control Room and Signage, and Industrial segments as a result of the acquisition of Runco and increased penetration of certain international markets. International sales in the Control room and signage segment were also positively impacted in 2008 by the strengthening Euro against the U.S. Dollar throughout fiscal 2008, as international sales for this segment are primarily Euro-denominated. As a percentage of total sales, international sales were 27.7% in 2009 and 26.5% in 2008. International sales were 26.2% of total sales in 2007.

Gross Profit

Gross profit as a percentage of sales increased to 26.5% in 2009 as compared to 18.9% in 2008. The improvement was primarily due to improvements in the gross margin as a percentage of sales in the Home Theater, Commercial, and Industrial segments which were partially offset by a decrease in the Control Room and Signage segment. Margin in the Commercial segment increased due primarily to favorable product mix. The improvements in the Home Theater segment were primarily the result of decreases in manufacturing headcount and decreases in warranty and inventory obsolescence costs. In the Industrial segment, gross profit as a percentage of sales improved as a result of changes in product mix, as sales have shifted away from lower margin EL products towards higher margin product offerings and also due to decreased manufacturing headcount and lower product costs. Gross profit as a percentage of sales in the Control Room and Signage segment decreased primarily as a result of a decrease in signage software sales due to the sale of the digital signage software business in the first quarter of 2009. Total gross profit decreased $2.7 million to $46.3 million in 2009 as compared to $49.0 million in 2008. The decrease in gross profit is primarily due to decreases in the Control Room and Signage segment for the reasons discussed above and decreases in the Industrial segment as a result of decreased sales. These decreases were partially offset by increases in the Home Theater and Commercial segments for the reasons discussed above.

Gross profit as a percentage of sales decreased to 18.9% in 2008 as compared to 22.4% in 2007. Total gross profit decreased $2.3 million to $49.0 million in 2008 as compared to $51.3 million in 2007. The decrease in gross profit is primarily due to decreases in the Home Theater and Industrial segments. Margins in the Home Theater segment decreased due primarily to increased manufacturing expenses incurred in connection with the Runco acquisition, challenges experienced in the integration of Runco’s manufacturing and service operations, and a lower average weekly sales rate related both to the operational challenges and slower demand due to the U.S. economic slowdown. Margins in the Industrial segment decreased primarily as a result of changes in product mix and higher cost of goods sold related to EL products resulting from currency fluctuations as the majority of these EL costs are incurred in Euros to support U.S. Dollar denominated sales. Additionally, margins were negatively impacted by inventory charges of $5.2 million recorded in the fourth quarter of 2008 related to slow moving and end-of-life products primarily in the Home Theater and Control Room and Signage segments. The decreases in margins in the Home Theater and Industrial segments were partially offset by increases in margins in the Control Room and Signage, and Commercial segments. Margins in the Control Room and Signage segment increased primarily as a result of the introduction of new, higher-margin products and also due to the positive impact of the strengthening Euro as compared to the U.S. Dollar, as a large portion of the Control Room and Signage segment’s sales are denominated in Euros while most of its costs of goods sold are incurred in U.S. Dollars. This resulted in comparatively higher margins in Euro-denominated sales. Additionally, sales for this segment include approximately $1.0 million of cancellation fees with no associated costs which the company received from a French customer who cancelled a large video wall project. In the Commercial segment the increase in margins was primarily as a result of sales increasing at a higher rate than cost of goods sold, as the Company focused more on profitability in the mix of products sold.

Research and Development

Net research and development expenses of $9.9 million in 2009 decreased $1.5 million or 13.4% from $11.4 million in 2008. The decrease was primarily due to a decrease in the Control Room and Signage segment which was partially offset by increases in the Industrial and Home Theater segments. The decrease in the Control Room and Signage segment was primarily the result of the sale of the digital signage software business during the first quarter of 2009 which had relatively high software engineering costs. The resulting decreases were partially offset by lower contract funding from certain governmental agencies, resulting in fewer reductions in operating expenses in 2009 as compared to 2008. The increase in research and development expenses in the Industrial segment was primarily the result of increased headcount to support product development related to certain design wins. The increase in research and development expenses in the Home Theater segment was primarily the result of increased spending in the first quarter of 2009 for one-time new product development and certification costs and also due to the launch of new, key products in this segment.

In 2008 research and development expenses decreased $0.3 million or 2.7% to $11.4 million from $11.7 million in 2007. The decrease was primarily due to decreases in the Industrial and Control Room and Signage segments which were partially offset by increases in research and development expense in the Home Theater segment. In the Industrial and Control Room and Signage segments, research and development expenses decreased due to fewer research and development projects, as compared to the same periods of the prior year, offset by increases in the Home Theater segment due to the acquisition of Runco and related product development initiatives undertaken throughout 2008.

As a percentage of sales, research and development expenses increased to 5.6% in 2009 as compared to 4.4% in 2008 due sales decreasing at a greater rate than research and development spending. In 2007 research and development expenses were 5.1% of sales. The decrease from 2007 to 2008 was due to reduced spending and increased sales.

Sales and Marketing

Sales and marketing expenses decreased $11.3 million or 32.1% to $23.9 million in 2009 from $35.2 million in 2008. The decrease was due to decreases in sales and marketing expenses in all of the Company’s segments due to the Company’s continued efforts to reduce costs which resulted in decreased headcount, decreased spending on marketing materials and promotions, and lower commissions as a result of lower sales in 2009 as compared to 2008. Decreases were also the result of lower expenses related to uncollectible accounts receivable, which are recorded as sales and marketing expenses. In the Home Theater segment, decreases in sales and marketing expenses were also the result of the Company’s strategic decision to reduce the number of brands marketed in this segment and focus its efforts on the Runco brand. Decreases in the Control Room and Signage segment were also due to the sale of the digital signage software business during the first quarter of 2009.

As a percentage of sales, sales and marketing expenses increased to 13.7% in 2009 as compared to 13.6% in 2008. The increase was primarily due to sales decreasing at a greater rate than sales and marketing spending.

Sales and marketing expenses increased $2.6 million or 8.0% to $35.2 million in 2008 from $32.6 million in 2007. The increase was primarily due to increased costs related to the Home Theater segment, which did not have significant expenses in 2007 and increased costs in the Industrial segment. The increase in the Home Theater segment was primarily due to the acquisition of Runco in the third quarter of 2007. The increase in the Industrial segment is primarily due to increased headcount and higher commissions paid to sales representatives as a result of increased sales. These increases were partially offset by decreases in both the Commercial and Control Room and Signage segments. Sales and Marketing expense in the Commercial segment decreased primarily as a result of lower headcount and decreased spending on sales promotions while decreases in the Control Room and Signage segment were primarily due to lower headcount and decreased tradeshow and travel expenditures. As a percentage of sales, sales and marketing expenses decreased to 13.6% in 2008 as compared to 14.2% in 2007. The decrease was primarily due to sales increasing at a faster rate than sales and marketing expenses as the Company implemented cost-controlling measures across all segments.

General and Administrative

General and administrative expenses decreased $3.0 million or 13.3% to $19.6 million in 2009 from $22.6 million in 2008. The decrease in general and administrative expenses was primarily due to reductions in headcount and program spending as a result of the Company’s initiatives to reduce costs. As a percentage of sales, general and administrative expenses increased to 11.2% in 2009 from 8.7% in 2008. The increase in general and administrative expenses as a percentage of sales was primarily due to sales decreasing at a greater rate than general and administrative expenses throughout 2009. General and administrative expenses increased $1.0 million or 4.3% to $22.6 million in 2008 from $21.6 million in 2007. The increase in general and administrative expenses was primarily due to the increased spending and headcount as a result of the acquisition of Runco in the third quarter of 2007. As a percentage of sales, general and administrative expenses decreased to

8.7% in 2008 from 9.4% in 2007. The decrease in general and administrative expenses as a percentage of sales was primarily due to the increase in sales as result of the acquisition of Runco which were partially offset by the increases in general and administrative expenses.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets decreased to $2.7 million in 2009 from $6.6 million in 2008. The decrease in amortization expense is primarily due to the impairment and write-off of certain intangibles associated with the Home Theater and Control Room and Signage segments in fiscal 2008. As discussed in Note 4—Impairment and Restructuring Charges, impairment charges of $11.0 million and $14.6 million were recorded in the third and fourth quarters, respectively, of 2008, to reduce the value of certain intangible assets to fair value. The decrease in amortization expense is also due to the sale of the digital signage software business in the first quarter of 2009. The intangible assets that were associated with that business are no longer reflected on the Company’s balance sheet. Expenses for the amortization of intangible assets were $6.8 million in 2007.

Acquisition related costs

Acquisition related costs incurred in 2008 primarily consist of incremental costs associated with the acquisitions of Runco which were not included in the purchase consideration or not capitalizable as property, plant or equipment, which resulted directly from the acquisition.

Impairment and Restructuring Charges

2007 Impairment and Restructuring Charges

During the first quarter of fiscal 2007, the Company adopted a cost reduction plan, including termination of employment of certain employees who performed primarily engineering, sales, marketing, and administrative functions. Restructuring charges of $1,377 included $1,246 related to severance benefits and $131 for tooling of a product line that was discontinued. During fiscal 2008 the Company reduced the severance liability by $631 to reduce the liability associated with this restructuring plan to zero, as no amounts remained to be paid under this plan. The revision was recorded as a reduction to restructuring expense.

2008 Impairment and restructuring charges

During the third quarter of 2008 the Company determined that the goodwill and certain intangible assets associated with the Control Room and Signage and Home Theater segments were impaired, and therefore recorded a $58.4 million charge to reduce these assets to fair value. Due to triggering events identified, including worsening economic conditions and the discontinuance of certain brands, the Company determined it was appropriate to conduct an impairment test for the Home Theater segment in the fourth quarter of 2008. As a result of this test the Company determined that certain assets associated with the Home Theater segment were impaired, and therefore recorded a $14.6 million charge to write-off the remaining intangible assets associated with the Home Theater segment and a $0.7 million charge related to the impairment of tooling and other long-lived assets for the Home Theater segment.

During the third quarter of 2008 the Company recorded $0.4 million in restructuring charges related to severance benefits estimated for the termination of employment for certain employees who performed primarily management and operations functions. During the fourth quarter of 2008 the Company recorded $1.6 million in restructuring charges related to severance benefits estimated for the termination of employment for certain employees across all functions as the Company realigned its workforce to more closely match its strategic objectives. Additional restructuring charges of $1.5 million were recorded related to the Company’s decision to reduce the number of brands being marketed and to change the distribution model for Planar branded products as the Company focuses its resources on the Runco brand. The Company also recorded adjustments to previously recorded restructuring and acquisition related liabilities which reduced expense by $2.1 million in 2008 as a result of revisions to estimates made at the time of the Clarity and Runco acquisitions and revisions to the 2007 restructuring charges related to fewer and less costly personnel reductions than originally anticipated. These charges are recorded as impairment and restructuring charges in the Consolidated Statement of Operations.

2009 Impairment and restructuring charges

In 2009 the Company recorded $2.9 million in impairment and restructuring charges related to severance benefits estimated for the termination of certain employees who performed primarily sales, operations, manufacturing, and management functions, and for the write-off of tooling for a product that is no longer produced by the Company. In 2009 the Company also negotiated a settlement with a vendor related to a restructuring liability recorded in 2008, and also determined that payments related to certain severance benefits recognized in prior periods would be less than initially estimated. These adjustments were recorded as a $0.7 million reduction in restructuring expenses in 2009. In 2009 certain liabilities assumed in the purchase of Clarity were adjusted to reflect current estimates of amounts that will be paid to certain taxing authorities, former employees, and vendors. At the time of the business combination these liabilities were included in the calculation of goodwill. As the goodwill associated with the Control Room and Signage segment was determined to be impaired and written off in 2008, the 2009 adjustments to these liabilities were recorded as a $0.3 million net reduction to restructuring expense.

Operating Expenses

Operating expenses decreased $103.0 million or 67.5% to $49.5 million in 2009 from $152.5 million in 2008. The decrease was due primarily to a significant reduction in impairment and restructuring charges in 2009 as compared to 2008. Impairment and restructuring charges of $75.1 million in 2008 related to the impairment of the goodwill and certain intangible assets associated with the Control Room and Signage and Home Theater segments, as discussed in Note 4—Impairment and Restructuring Charges. Restructuring charges in 2009 were $1.9 million. The decrease in total operating expenses was also due to decreases in all other operating expense categories including sales and marketing, general and administrative, and research and development expenses, as the Company implemented several cost reduction plans in 2009 aimed at better aligning the expense base and resource levels within the Company with anticipated sales levels. The decreases in operating expenses were also the result of decreases in the amortization of intangible assets as a result of previous period write-offs of certain intangible assets, as described above, and the result of decreased acquisition related costs, which were $0 in 2009 as the integration of Runco was completed in 2008. The decrease in operating expenses is also the result of the gains recognized on the sale of the assets associated with the digital signage software business in the first quarter of 2009 and the sale of certain patents in the second quarter of 2009.

As a percentage of sales, operating expenses improved to 28.3% in 2009 from 58.8% in 2008. The decrease in operating expenses as a percentage of sales is due primarily to the decreases in operating expenses discussed above.

Operating expenses increased $75.8 million or 98.9% to $152.5 million in 2008 from $76.7 million in 2007. The increase was due to the $75.1 million of impairment and restructuring charges recorded in fiscal 2008 related primarily to the impairment of the goodwill and certain intangible assets associated with the Control Room and Signage and Home Theater segments, as discussed above. Increases in sales and marketing and general and administrative expenses also contributed to the overall increase in operating expenses which were partially offset by decreases in research and development expenses, acquisition related costs, and the amortization of intangible assets. As a percentage of sales, operating expenses decreased to 58.8% in fiscal 2008 from 33.5% in 2007 due primarily to the 2008 impairment and restructuring charges.

Non-operating Income and Expense

Non-operating income and expense includes interest income on cash and investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. In fiscal 2009, net interest expense was $0.1 million, as compared $0.9 million in 2008. The change in net interest expense was primarily due to lower borrowing activity on the Company’s credit agreement and also due to a decrease in interest rates on these borrowings. In fiscal 2007, net interest income was $0.9 million. The change to interest expense in 2008 from income in 2007 was primarily due to lower cash balances and higher cash borrowed in 2008 as compared to 2007.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains and losses amounted to net losses of $0.3 million and $22 thousand in fiscal 2009 and 2008, respectively. Foreign currency exchange gains and losses amounted to a net loss of $0.2 million in 2007.

The Company currently realizes approximately 28% of its revenue outside the United States. The functional currency of the Company’s primary foreign subsidiaries is the Euro which must be translated to U.S. Dollars for consolidation.

Provision for Income Taxes

The Company recorded a tax provision of $0.1 million, $0.7 million, and $2.1 million in fiscal 2009, 2008, and 2007, respectively. For 2009 the tax expense of $0.1 million was the result of income tax expense in foreign jurisdictions offset by benefits from the reduction of the valuation allowance and the liability for uncertain tax positions. The negative 2.3% tax expense rate for the year ending September 25, 2009 differs from the federal statutory rate primarily due to a valuation allowance on the Company’s U.S. and French deferred tax assets, the provision for state income taxes, and the effects of the Company’s operations in foreign jurisdictions with different tax rates. The 2008 the income tax expense of $0.7 million was the result of tax expense from foreign operations which was based upon the various tax laws and rates of the countries in which operations are conducted. For 2007 the differences between the effective tax rate and the federal statutory rate were due primarily to a $7.6 million charge to the valuation allowance against U.S. deferred tax assets and certain foreign deferred tax assets, based on the Company’s recent three-year cumulative losses.

Subsequent to the end of fiscal 2009, recently proposed tax legislation, H.R. 3548 the “Worker, Homeownership, and Business Assistance Act of 2009” became law (Public Law 111-92). This new U.S. federal tax legislation, which became law on November 6, 2009, provides taxpayers a one-time election to carry back certain Net Operating Losses for an extended period. The Company anticipates recognizing a benefit of approximately $2.0 million in the first quarter of 2010 as part of its regular GAAP tax provision, as a result of the Company’s ability to benefit a portion of its NOL’s that no longer require a valuation allowance due to this new law.

Net Loss

In 2009, net loss was $3.4 million or $0.19 per share. In 2008, loss from continuing operations was $105.2 million or $5.92 per share. Income from discontinued operations in 2008 was $15.4 million or $0.87 per share resulting in a net loss of $89.8 million or $5.05 per share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.1 million in fiscal 2009 as compared to cash used in operating activities of $8.7 million in fiscal 2008. Net cash provided by operations in 2009 primarily relates to decreases in accounts receivable, inventories, and other assets which were partially offset by the net loss incurred, the gain on the sale of the assets associated with the digital signage software business and certain patents, as well as decreases in accounts payable and other liabilities. Net cash used in operations in 2008 primarily relates to the loss reported, the gain on the sale of the Medical segment, increases in accounts receivable, decreases in accounts payable and other current liabilities and decrease in deferred taxes, offset by decreases in inventories and other current assets. Depreciation, amortization, share based compensation, and impairment charges do not require a current cash outlay.

Working capital increased $9.7 million to $58.1 million at September 25, 2009 from $48.4 million at September 26, 2008. Current assets decreased $8.3 million in fiscal 2009 as compared to fiscal 2008 due primarily to decreases in accounts receivable and inventories which were partially offset by increases in cash. Cash increased by $15.8 million and accounts receivable decreased $15.2 million primarily as a result of decreased sales of the Company’s products and the timing of cash receipts. Inventories decreased $8.4 million as a result of the timing of purchases and forecasts of future shipments. Current liabilities decreased $18.0 million due primarily to decreases in accounts payable and other current liabilities. Accounts payable decreased $12.1 million primarily due to the timing of payments to vendors and decreases in the purchase of inventories. Other current liabilities decreased $5.6 million primarily as a result of decreases in accrued liabilities, warranty reserves, and taxes payable which were partially offset by increases in accrued compensation.

Additions to property, plant and equipment were $0.4 million and $2.4 million in 2009 and 2008, respectively. In 2009 expenditures for property, plant, and equipment related to the purchase of information technology equipment, manufacturing equipment, and tooling. In 2008, expenditures for property, plant and equipment primarily related to leasehold improvements to accommodate the integration of the Runco operations into the Company’s Beaverton, Oregon manufacturing facilities as well as tooling and information technology equipment.

The Company’s current credit agreement, as amended, allows for borrowing up to one-third of the net value of its domestic inventory, accounts receivable, and property, plant, and equipment. The credit agreement, as amended, allows for a maximum borrowing capacity of $20.0 million, expires on December 1, 2009, and is secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of September 25, 2009 the rate was LIBOR + 1.25%. The weighted average interest rate for the year-ended September 26, 2008 was 6.0%. As of September 25, 2009 and September 26, 2008 there were no amounts outstanding on the agreement. The credit agreement contains certain financial covenants, with which the Company was in compliance as of September 25, 2009 and September 26, 2008. On December 1, 2009 the Company entered into an amended and restated credit agreement which allows for borrowing up to 80% of eligible domestic accounts receivable, has a maximum borrowing capacity of $12 million, has an interest rate of LIBOR + 3.5%, contains certain financial covenants, and expires on December 1, 2010.

Item 8.	Financial Statements and Supplementary Data

PLANAR SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Planar Systems, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 25, 2009 and September 26, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended September 25, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 25, 2009 and September 26, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended September 25, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 18 to the consolidated financial statements, in the year ended September 28, 2007, Planar Systems, Inc. and subsidiaries adopted SEC staff Accounting Bulletin (SAB) No. 108, which was incorporated into the Codification within ASC Topic 250, “Accounting Changes and Error Corrections” (“ASC Topic 250”).

/s/ KPMG LLP

Portland, Oregon

December 1, 2009

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Sept. 25, 2009	Sept. 26, 2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash (Note 1)	$30,722	$14,915
Accounts receivable, net of allowance for doubtful accounts of $2,367 at 2009 and $2,552 at 2008 (Note 1)	26,561	41,741
Inventories (Note 1)	30,399	38,782
Other current assets (Notes 1 and 11)	4,484	5,063

Total current assets	92,166	100,501
Property, plant and equipment, net (Note 8)	7,237	10,657
Goodwill (Note 4)	3,428	3,428
Intangible assets, net (Note 4 and 5)	5,723	9,390
Other assets (Notes 1 and 11)	2,408	5,148

	$110,962	$129,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,837	$21,962
Current portion of capital leases	115	198
Deferred revenue	1,571	1,704
Other current liabilities (Notes 4, 9 and 11)	22,576	28,213

Total current liabilities	34,099	52,077
Other long-term liabilities (Note 11)	5,452	6,615

Total liabilities	39,551	58,692
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 19,226,734 and 17,995,087 issued shares at 2009 and 2008, respectively	178,644	173,519
Retained earnings (deficit)	(107,210)	(103,497)
Accumulated other comprehensive income (loss)	(23)	410

Total shareholders’ equity	71,411	70,432

	$110,962	$129,124

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Sept. 25, 2009	Sept. 26, 2008	Sept. 28, 2007
	(In thousands, except per share amounts)
Sales	$174,931	$259,310	$229,053
Cost of sales	128,643	210,293	177,761

Gross profit	46,288	49,017	51,292
Operating expenses:
Research and development, net	9,851	11,378	11,690
Sales and marketing	23,885	35,174	32,573
General and administrative	19,566	22,561	21,639
Amortization of intangible assets	2,686	6,600	6,814
Acquisition related costs	—	1,685	2,572
Impairment and restructuring charges (Note 4)	1,867	75,082	1,377
Gain on sale of assets (Note 16)	(8,361)	—	—

Total operating expenses	49,494	152,480	76,665

Loss from operations	(3,206)	(103,463)	(25,373)
Non-operating income (expense):
Interest income	164	298	1,730
Interest expense	(231)	(1,150)	(797)
Foreign exchange, net	(311)	(22)	(152)
Other, net	237	(201)	262

Net non-operating income (expense)	(141)	(1,075)	1,043

Loss from continuing operations before income taxes	(3,347)	(104,538)	(24,330)
Provision for income taxes (Note 11)	77	673	2,116

Loss from continuing operations	(3,424)	(105,211)	(26,446)
Income from discontinued operations, net of income taxes	—	15,453	3,262

Net loss	$(3,424)	$(89,758)	$(23,184)

Loss per share from continuing operations
Basic	$(0.19)	$(5.92)	$(1.52)

Diluted	$(0.19)	$(5.92)	$(1.52)

Income per share from discontinued operations
Basic	$—	$0.87	$0.19

Diluted	$—	$0.87	$0.19

Net loss per share
Basic	$(0.19)	$(5.05)	$(1.33)

Diluted	$(0.19)	$(5.05)	$(1.33)

Average shares outstanding—basic	18,410	17,774	17,374
Average shares outstanding—diluted	18,410	17,774	17,374

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Sept. 25, 2009	Sept. 26, 2008	Sept. 28, 2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,424)	$(89,758)	$(23,184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	6,725	12,652	12,300
Impairment and restructuring charges	1,867	74,942	1,625
Deferred taxes	212	(261)	(313)
Stock-based compensation	4,979	4,649	4,446
Gain from business disposal	—	(11,135)	—
Gain on sale of assets	(8,361)	—	—
Lease Incentives	—	286	1,768
(Increase) decrease in accounts receivable, net	15,230	(3,322)	(6,207)
(Increase) decrease in inventories	8,320	13,332	(1,022)
(Increase) decrease in other assets	1,016	2,683	(633)
Decrease in accounts payable	(12,131)	(7,653)	(2,607)
Increase (decrease) in deferred revenue	47	82	(821)
Increase (decrease) in other liabilities	(6,418)	(5,236)	1,262

Net cash provided by (used in) operating activities	8,062	(8,739)	(13,386)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(378)	(2,448)	(7,296)
Purchase of leasehold improvements reimbursed by landlord	—	(286)	—
Cash refunded from (paid for) acquisition, net of cash received	—	3,025	(38,331)
Proceeds from sale of equipment	—	428	—
Proceeds from business disposal, net of transaction costs	—	30,843	—
Proceeds from sale of assets, net	9,289	—	—
Decrease in long term liabilities	(67)	—	—
Increase (decrease) in long term assets	(1)	38	(318)

Net cash provided by (used in) investing activities	8,843	31,600	(45,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(436)	(23,331)	(536)
Proceeds from long-term debt	—	—	23,000
Value of shares withheld for tax liability	(289)	(289)	(223)
Net proceeds from issuance of capital stock	146	903	1,983

Net cash used in (provided by) financing activities	(579)	(22,717)	24,224
Effect of exchange rate changes on cash and cash equivalents	(519)	(516)	2,076

Net increase (decrease) in cash and cash equivalents	15,807	(372)	(33,031)
Cash at beginning of period	14,915	15,287	48,318

Cash at end of period	$30,722	$14,915	$15,287

Supplemental cash flow disclosure
Cash paid for interest	$187	$1,668	$617
Cash paid for income taxes	577	352	1,268

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts, and share data)

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE, SEPTEMBER 29, 2006	17,109,293	$161,538	$10,270	$(4,233)	$167,575
Cumulative effect of adjustment resulting from the adoption of SAB 108 (ASC Topic 250):	—	—	(313)	—	(313)
Components of comprehensive loss:
Net loss	—	—	(23,184)	—	(23,184)
Currency translation adjustment	—	—	—	3,603	3,603

Total comprehensive loss					(19,581)
Value of shares withheld for tax liability	(28,703)	—	(223)	—	(223)
Proceeds from issuance of common stock	497,814	1,983	—	—	1,983
Stock based compensation	—	4,446	—	—	4,446

BALANCE, SEPTEMBER 28, 2007	17,578,404	$167,967	$(13,450)	$(630)	$153,887
Components of comprehensive loss:
Net loss	—	—	(89,758)	—	(89,758)
Currency translation adjustment	—	—	—	1,040	1,040

Total comprehensive loss					(88,718)
Value of shares withheld for tax liability	(66,561)	—	(289)	—	(289)
Proceeds from issuance of common stock	483,244	903	—	—	903
Stock based compensation	—	4,649	—	—	4,649

BALANCE, SEPTEMBER 26, 2008	17,995,087	$173,519	$(103,497)	$410	$70,432
Components of comprehensive loss:
Net loss	—	—	(3,424)	—	(3,424)
Currency translation adjustment	—	—	—	(433)	(433)

Total comprehensive loss					(3,857)
Value of shares withheld for tax liability	(207,793)	—	(289)	—	(289)
Proceeds from issuance of common stock	1,439,440	146	—	—	146
Stock based compensation	—	4,979	—	—	4,979

BALANCE, SEPTEMBER 25, 2009	19,226,734	$178,644	$(107,210)	$(23)	$71,411

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED SEPTEMBER 25, 2009

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

Fiscal year

The Company’s fiscal year ends on the last Friday in September. The last days of fiscal 2009 and 2008 were September 25 and September 26, respectively. Due to statutory requirements, Planar International’s fiscal year-end is September 30. All references to a year in these notes are to the Company’s fiscal year ended in the period stated which includes the fiscal year results of Planar International.

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

Cash

Cash of $30,722 includes cash deposits in banks and highly liquid instruments with maturities of three months or less from the time of purchase. Cash includes $376 which represents a deposit from a customer that the Company may not access until final shipment is made; this shipment is scheduled for fiscal 2010.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

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

Changes in the allowance for doubtful accounts were as follows:

Description	Balance at beginning of period	Charged to cost and expense	Charged to other accounts(1)	Deductions(2)	Balance at end of period
Year Ended September 28, 2007
Allowance for doubtful accounts	$1,438	$249	$318	$(191)	$1,814

Year Ended September 26, 2008
Allowance for doubtful accounts	$1,814	$2,082	$—	$(1,344)	$2,552

Year Ended September 25, 2009
Allowance for doubtful accounts	$2,552	$2,545	$—	$(2,730)	$2,367

(1)	Charges to this account are for allowances for doubtful accounts recorded in purchase accounting for the acquisitions of Clarity and Runco.
(2)	Deductions represent write-offs and recoveries of previously reserved balances.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of adjustments for estimated excess inventory and obsolescence based upon the Company’s best estimate of future product demand. Inventories consist of:

	2009	2008
Raw materials	$9,609	$14,101
Work in progress	4,150	4,432
Finished goods	16,640	20,249

	$30,399	$38,782

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

Changes in the inventory reserve were as follows:

Description	Balance at beginning of period	Charged to cost and expense	Charged to other accounts(1)	Deductions(2)	Balance at end of period
Year Ended September 28, 2007
Inventory reserve	$7,439	$5,355	$3,409	$(1,559)	$14,644

Year Ended September 26, 2008
Inventory reserve	$14,644	$5,451	$—	$(6,833)	$13,262

Year Ended September 25, 2009
Inventory reserve	$13,262	$3,137	$—	$(5,544)	$10,855

(1)	Charges to this account are for inventory reserves recorded in purchase accounting for the acquisitions of Clarity and Runco.
(2)	Deductions represent reductions in the reserve balance resulting from dispositions of reserved inventory.

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

Other assets

Included in other current assets of $4,484 and $5,063 as of September 25, 2009 and September 26, 2008, respectively, are various prepaid assets, non-trade receivables, and deferred tax assets.

Included in other long-term assets of $2,408 and $5,148 as of September 25, 2009 and September 26, 2008, respectively, are assets associated with equipment which had not been placed in service as of September 25, 2009 and September 26, 2008 in the amounts of $244 and $84, respectively. As of September 25, 2009 and September 26, 2008, other assets also included $1,866 and $2,359 related to the Company’s deferred compensation plan, which is discussed in Note 10. Assets of the deferred compensation plan are accounted for as trading securities. Any increases in assets cause corresponding increases in liabilities, thereby negating any income or loss effect in the Consolidated Statement of Operations as a result of changes in value of the deferred compensation plan.

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

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

Revenue recognition

The Company’s policy is to recognize revenue for product sales when evidence of an arrangement exists, sales price is determinable or fixed, title transfers and risk of loss has passed to the customer, which is generally upon shipment of the Company’s products to its customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. Some distributor agreements allow for potential return of products and provide price protection under certain conditions within limited time periods. Such return rights are generally limited to short-term stock rotation. The Company estimates sales returns and price adjustments based on historical experience and other qualitative factors and records the amounts as a reduction in revenue at the later of the time of shipment or when the pricing decision is made. Each period, price protection is estimated based upon pricing decisions made and information received from distributors as to the amount of inventory they are holding.

In general, where revenue arrangements involve acceptance provisions, the acceptance criteria are usually limited to the published specifications of the Company’s products. In those circumstances when customer specified acceptance criteria exist and where the Company cannot demonstrate that products meet those specifications prior to shipment, revenue is deferred until customer acceptance occurs. For orders with multiple elements (i.e., installation, training, additional parts, etc.) and where one or more elements are undelivered at the end of a reporting period, the Company recognizes revenue on the delivered elements only after the determination has been made that the delivered elements have stand alone value and any undelivered elements have objective and reliable evidence of fair value. The Company’s policies comply with the guidance provided by ASC Topic 605. Judgments are required in evaluating the credit worthiness of the Company’s customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the collection risk is minimal.

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

	2009	2008	2007
Research and development expense	$10,565	$12,226	$12,392
Contract funding	(714)	(848)	(702)

Research and development, net	$9,851	$11,378	$11,690

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

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

Goodwill

The Company values goodwill and intangible assets in accordance with ASC Topic 350. Goodwill is tested annually and whenever events or circumstances occur indicating that goodwill may be impaired. The impairment review conducted in the second quarter of 2009 did not indicate impairment of goodwill, all of which is associated with the Industrial segment. In the third quarter of 2008 the Company considered the continued decline in its share price and the continued trend of operating results and determined that a triggering event and therefore potential impairment had occurred. Accordingly, a review was completed in the third quarter for all segments’ associated goodwill, as discussed in Note 4 to the Consolidated Financial Statements. At that time the Company determined that goodwill and certain intangible assets associated with the Control Room and Signage and Home Theater segments were impaired, and therefore recorded a $58,376 charge to reduce these assets to fair value. The impairment charge included $29,667 of goodwill related to the acquisition of Clarity and $17,721 of goodwill related to the acquisition of Runco. The impairment test for the Control Room and Signage segment is usually performed in the fourth quarter of each year. However, due to triggering events identified, the Company determined it was appropriate to conduct the impairment test for the Control Room and Signage segment in the third quarter of 2008, at which time all goodwill associated with that segment was written off. The impairment review conducted in the second and third quarters of 2008 did not indicate impairment of the goodwill associated with the Industrial segment.

Intangible assets

The intangible assets consist primarily of acquired developed technology, customer relationships, and trademarks and trade names that are being amortized over their estimated useful lives. When these assets were acquired, the weighted-average amortization period was between four years and seven years. In 2006, the Company recorded $29,500 of intangible assets as a result of the acquisition of Clarity Visual Systems, Inc. In 2007, the Company recorded $19,200 of intangible assets as a result of the acquisition of Runco International, Inc. (see Note 3—Business Acquisitions). In the third quarter of 2008 the Company recorded charges of $10,988 related to the impairment of intangible assets related to the Clarity and Runco acquisitions. As a result of triggering events identified, including worsening economic conditions and the discontinuance of certain brands the Company performed an impairment test for the Home Theater segment in the fourth quarter of 2008. As a result of this, the Company recorded additional charges of $14,604 related to additional impairment of the intangible assets related to the Runco acquisition in the fourth quarter of 2008. See additional discussion in Note 4—Impairment and Restructuring Charges and Note 5—Intangible Assets.

Impairment of long-lived assets

In accordance with ASC Topic 360, long-lived assets and intangible assets are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Long-lived assets are grouped at the lowest level for which distinguishable cash flows are available. Impairment exists when the carrying value of the asset is greater than the undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value. Fair value is determined through quoted market values or through the calculation of the present value of future cash flows expected to be provided by the asset. In 2008 the Company recorded impairment charges related to long-lived assets associated with the Home Theater segment as a result of an impairment test performed in the fourth quarter. The Company performed the impairment test as a result of triggering events identified, including worsening economic conditions and the discontinuance of certain brands that occurred in the fourth quarter. See additional discussion in Note 4—Impairment and Restructuring Charges.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

Advertising expenses

All advertising costs are expensed as incurred and totaled $1,873, $3,288, and $4,844 in fiscal 2009, 2008, and 2007, respectively. Advertising expense for 2008 and 2007 includes $247 and $445, respectively, related to the Medical segment which was disposed of in the fourth quarter of 2008.

Net loss per share

Basic net loss per share was computed using the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. No incremental shares for fiscal years ended September 25, 2009, September 26, 2008, and September 28, 2007 were used in the calculations of diluted earnings per share. In years in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options outstanding were excluded from the computation of diluted net loss per share for the years ended September 25, 2009, September 26, 2008, and September 28, 2007.

Financial instruments

For short-term financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, short-term debt, accounts payable and accrued compensation, the carrying amount approximates the fair value because of the immediate short-term nature of those instruments. The differences between the fair values and carrying amounts of the Company’s financial instruments at September 25, 2009 and September 26, 2008 were not material.

Derivative instruments

The Company is exposed to certain foreign currency risks relating to its ongoing business operations, as the Euro is the functional currency of the Company’s European subsidiaries. Historically the Company has managed this risk by periodically entering into forward exchange contracts to mitigate the income statement impact of fluctuations in the Euro value of its U.S. Dollar denominated cash deposits, accounts receivable, accounts payable, and the intercompany balances. Due to recent volatility in the foreign exchange market and the company’s strategic shift to preserve cash, the Company re-evaluated the use of forward contracts, which require cash settlement, to hedge against the non-cash translation risk of its U.S. Dollar net assets on Euro denominated subsidiaries. As a direct result of this re-evaluation and review, the Company adjusted its strategy in the second quarter of fiscal 2009, deciding not to put cash at risk, and no longer hedges foreign currency risk. This allows changes in the U.S. Dollar versus the Euro exchange rate to positively or negatively impact the Company’s net income. In the years ended September 25, 2009, September 26, 2008, and September 28, 2007 the net loss on foreign currency exchange transactions was $311, $22, and $152, respectively, which was recorded as foreign exchange, net in the Consolidated Statements of Operations. See additional discussion in Note 17—Derivatives.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

The table below summarizes the nominal amounts of the Company’s forward exchange contracts in U.S. Dollars as of September 25, 2009 and September 26, 2008. The “bought” amounts represent the commitments to purchase currencies.

Forward contracts outstanding were as follows at September 25, 2009 and September 26, 2008:

	Bought (in Thousands)
Currency	Sept. 25, 2009	Sept. 26, 2008
Euro	$—	$11,300

Share based compensation plans

Share based compensation expense recognized for the twelve months ended September 25, 2009, September 26, 2008, and September 28, 2007 was $4,979, $4,649, and $4,446, respectively, which consisted of share based compensation expense related to employee stock options, restricted stock and the employee stock purchase plan. See Note 12—Shareholders’ Equity for additional information.

ASC Topic 718 requires companies to estimate the fair value of share based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The Company values employee stock options granted using the Black-Scholes option pricing model (“Black-Scholes model”). For additional information, see Note 12—Shareholders’ Equity. The Company’s determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables, including the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards.

Recent Accounting Pronouncements

In June 2009 the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162,” (“FAS 168”), which establishes the FASB Accounting Standards Codification™ (“the Codification” or “ASC”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards and all other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The Company adopted ASC Topic 105 in the fourth quarter of 2009. The adoption of ASC Topic 105 did not have a material impact on the Company’s financial statements.

In December of 2007 the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling interests in Consolidated Financial Statements” (“FAS 160”). These pronouncements aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141(R) and FAS 160 were

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

incorporated into the Codification within ASC Topic 805 “Business Combinations” and are effective for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption these provisions will have a material impact on its financial statements.

In April 2008 the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This pronouncement aims to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R). The provisions of FSP 142-3 were incorporated into the Codification within ASC Subtopic 350-30 “General Intangibles other than Goodwill” and are effective for fiscal years beginning after December 15, 2008. The Company is currently in the process of determining the impact that adoption of this Statement will have on its financial statements.

In May 2009 the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. The provisions of FAS 165 were incorporated into the Codification within ASC Topic 855 “Subsequent Events.” The Company adopted these provisions in the third quarter of 2009. Adoption of these provisions did not have an impact on the Company’s financial statements.

In October 2009 the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognitions (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides amendments to the criteria in Subtopic 605-25, “Revenue Recognition—Multiple-Element Arrangements,” for separate consideration in multiple-deliverable arrangements and expands the disclosures related to multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently in the process of determining the impact that adoption of this Update will have on its financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”), which changes the accounting model for revenue arrangements that include both tangible products and software elements. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently in the process of determining the impact that adoption of this Update will have on its financial statements.

Subsequent Events

Subsequent events have been evaluated through December 1, 2009, the date of the issuance of the Company’s consolidated financial statements.

Reclassification

Amounts related to the Medical segment in 2008 and 2007 have been reclassified to discontinued operations due to the sale of the segment, which occurred in the fourth quarter of 2008. Such reclassifications had no effect on net income (loss) or retained earnings (deficit).

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

NOTE 2    CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The risk in trade accounts receivable is limited due to the credit worthiness of the companies comprising the Company’s customer base and their dispersion across many different sectors of the electronics industry and geographies. At September 25, 2009, the Company does not believe it had any significant credit risks which are not included in the allowance for doubtful accounts.

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

The Company also purchases single-source components for which it has no guaranteed alternative source of supply, and an extended interruption in the supply of any of these components could adversely affect the Company’s results of operations. Furthermore, many of the components used in the Company’s products are purchased from suppliers located outside the United States. Trading policies adopted in the future by the United States or foreign governments could restrict the availability of components or increase the cost of obtaining components. Any significant increase in component prices or decrease in component availability could have an adverse effect on the Company’s results of operations. The Company has in the past and may in the future face difficulty ensuring an adequate supply of quality LCD panel glass used in certain products in the Industrial, Commercial, Home Theater, and Command and Control products. In the future the Company may also face difficulties ensuring an adequate supply of rear-projection screens used in its Control Room and Digital Signage products. The Company is actively engaged in efforts to reduce this risk area. In addition, the U.S. International Trade Commission recently issued an exclusion order banning the import of certain LCD panels incorporated by the Company in certain of its specialty display products. While the Company is currently working with the vendor of such LCD panels to provide for a continued supply of such materials, the inability of the Company to continue to import adequate supplies of such panels, or products including such panels, could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

NOTE 3    BUSINESS ACQUISITIONS

Acquisition of Clarity Visual Systems, Inc.

In the fourth quarter of 2006 the Company acquired all of the outstanding shares and assumed all of the outstanding stock options of Clarity Visual Systems, Inc. (“Clarity”). As discussed in Note 4—Impairment and Restructuring Charges, the Company determined in 2008 that the goodwill associated with the Control Room and

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

Signage segment was impaired, and therefore recorded an impairment charge to write-off the goodwill associated with the Control Room and Signage segment. Consequently, the Company no longer has goodwill associated with the Control Room and Signage segment recorded on its consolidated balance sheet. Additionally, the Company recorded an impairment charge in 2008 related to certain of the intangible assets associated with the acquisition of Clarity.

Acquisition of Runco International, Inc.

In the third quarter of fiscal 2007 the Company acquired substantially all of the assets and certain liabilities of Runco International, Inc. (“Runco”), a supplier of premium projectors, video processors, plasma screens, and LCD’s to the Home Theater market. As discussed in Note 4—Impairment and Restructuring Charges, the Company determined in 2008 that the goodwill and intangible assets associated with the Home Theater segment was impaired, and therefore recorded an impairment charge to write-off these assets. Consequently, the Company no longer has goodwill or intangible assets associated with the acquisition of Runco.

NOTE 4    IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consist of:

	2009	2008	2007
Impairment charges	$—	$73,706	$131
Restructuring charges	1,867	1,376	1,246

Total	$1,867	$75,082	$1,377

2007 Impairment and Restructuring Charges

During the first quarter of fiscal 2007, the Company adopted a cost reduction plan, including termination of employment of certain employees who performed primarily engineering, sales, marketing, and administrative functions. Restructuring charges of $1,377 included $1,246 related to severance benefits and $131 for tooling of a product line that was discontinued. During fiscal 2008 the Company reduced the severance liability by $631 to adjust the liability associated with this restructuring plan to zero, as no amounts remained to be paid under this plan. The revision was recorded as a reduction to restructuring expense.

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

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

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

During the fourth quarter of 2008 the Company recorded $1,573 in restructuring charges related to severance benefits estimated for the termination of employment for certain employees across all functions as the Company realigned its workforce to more closely match its strategic objectives. Additionally, $631 in reductions to restructuring expense were recorded in 2008 related to previous years’ restructuring charges. Additional restructuring charges of $1,494 were recorded related to the Company’s decision to reduce the number of brands being marketed and to change the distribution model for Planar branded Home Theater products as the Company focused its resources on the Runco brand. Other restructuring expense relates to adjustments to previously recorded restructuring and purchase accounting acquisition related liabilities which reduced expense by $1,482 in 2008. Restructuring expense in 2008 is composed of the following:

2008
Severance related costs	$1,364
Home Theater related costs	1,494
Other	(1,482)

$1,376

2009 Restructuring Charges

In 2009 the Company recorded $2,886 in restructuring charges related to severance benefits estimated for the termination of certain employees who performed primarily sales, operations, manufacturing, and management functions, and for the write-off of tooling for a product that is no longer produced by the Company. In 2009 the Company also negotiated a settlement with a vendor related to a restructuring liability recorded in 2008, and also determined that payments related to certain severance benefits recognized in prior periods would

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

be less than initially estimated. These adjustments were recorded as a $710 reduction in restructuring expenses in 2009. In 2009 certain liabilities assumed in the purchase of Clarity were adjusted to reflect current estimates of amounts that will be paid to certain taxing authorities, former employees, and vendors. At the time of the business combination these liabilities were included in the calculation of goodwill. As the goodwill associated with the Control Room and Signage segment was determined to be impaired and written off in 2008, the 2009 adjustments to these liabilities totaling $309 were recorded as a net reduction to restructuring expense.

The changes in the restructuring amounts included in accrued compensation and other liabilities were as follows:

	Accrued Compensation	Other Liabilities
Balance as of September 29, 2006	$360	$—
Charges from continuing operations	1,246	—
Charges from discontinued operations	248	—
Cash paid	(770)	—

Balance as of September 28, 2007	$1,084	$—
Charges from continuing operations	1,995	1,044
Adjustments from continuing operations	(631)	—
Adjustments from discontinued operations	(140)	—
Cash paid	(578)	—

Balance as of September 26, 2008	$1,730	$1,044
Charges from continuing operations	2,827	59
Adjustments from continuing operations	(154)	(556)
Cash paid	(2,006)	(211)

Balance as of September 25, 2009	$2,397	$336

During fiscal years 2009, 2008, and 2007 the Company paid cash of $2,217, $578, and $770, respectively, related to severance, contractual liabilities and lease termination costs. The remaining amounts are expected to be paid in fiscal 2010. In addition to the above amounts, fiscal 2008 restructuring expense of $1,376 included $450 recorded to the allowance for doubtful accounts and a $1,482 reduction to purchase accounting liabilities.

NOTE 5    INTANGIBLE ASSETS

Net Intangible assets consist of the following:

	2009	2008
Customer relationships, net of accumulated amortization of $5,618 and $5,819	$2,333	$3,381
Tradenames and trademarks, net of accumulated amortization of $1,379 and $1,044	421	956
Acquired technologies, net of accumulated amortization of $11,431 and $13,147	2,969	5,053

	$5,723	$9,390

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

The identifiable intangible assets are being amortized over a weighted average period of approximately 2.8 years. As of September 25, 2009 and September 26, 2008, the Company had recorded accumulated amortization of $18,428 and $20,010, respectively. Amortization expense was $2,686, $6,600, and $6,814 in 2009, 2008, and 2007, respectively, and is estimated to be $2,470, $1,992, $696, and $565 in fiscal 2010, 2011, 2012, and 2013, respectively.

As discussed in Note 4, impairment charges of $25,592 were recorded in the third and fourth quarters of 2008 related to certain intangible assets associated with the Clarity and Runco acquisitions as the projections of the underlying undiscounted cash flows for the Control Room and Signage and Home Theater segments did not support the carrying value of the assets.

NOTE 6    DISCONTINUED OPERATIONS

On August 6, 2008 the Company sold the stock of DOME imaging systems, inc., (“DOME”) a subsidiary of Planar Systems, Inc. to NDS Surgical Imaging for approximately $32,200 in cash, after closing adjustments. This transaction represents a disposal of the Company’s Medical segment. Assets and liabilities associated with the Medical segment as of the transaction date included the following:

In 000’s
Accounts receivable	$4,375
Inventories	7,462
Property, plant, and equipment	514
Goodwill and intangible assets	13,473
Deferred tax assets	2,100
Other Assets	238

Total assets	$28,162

In 000’s
Accounts payable	$1,792
Deferred revenue	3,933
Deferred tax liabilities	952
Other liabilities	1,423

Total liabilities	$8,100

As a result of this transaction, the Company recorded an $11,135 gain, net of transaction costs of $1,003 which consisted primarily of legal and brokerage fees. This amount, in addition to after-tax income from the Medical segment operations for 2008 of $4,318 are classified as discontinued operations in the statement of operations. There were no discontinued operations in 2009. Other information related to discontinued operations were as follows:

	2008	2007
Revenue	$35,864	$43,162
Pre-tax income from discontinued operations	4,318	2,605
Net gain on disposal activities	11,135	—
Income tax (provision) benefit	—	657

Income from discontinued operations, net of income taxes	$15,453	$3,262

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

The Company has allocated a portion of interest expense to discontinued operations in accordance with ASC Subtopic 205-20 “Discontinued Operations,” (“ASC Subtopic 205-20”), interest was allocated based on the borrowings related to the Medical Segment that were repaid as a result of the sale of DOME.

NOTE 7    BORROWINGS

The Company’s credit agreement, as amended, allows for borrowing up to one-third of the net value of its domestic inventory, accounts receivable, and property, plant, and equipment. The credit agreement, as amended, allows for a maximum borrowing capacity of $20.0 million, expires on December 1, 2009, and is secured by substantially all assets of the Company. The interest rates can fluctuate quarterly based upon the actual fixed charge coverage ratio and the LIBOR rate. As of September 25, 2009 the rate was LIBOR + 1.25%. The weighted average interest rate for the year-ended September 26, 2008 was 6.0%. As of September 25, 2009 and September 26, 2008 there were no amounts outstanding on the agreement. The agreement contains certain financial covenants, with which the Company was in compliance as of September 25, 2009 and September 26, 2008.

On December 1, 2009 the Company entered into an amended and restated credit agreement which allows for borrowing up to 80% of eligible domestic accounts receivable, has a maximum borrowing capacity of $12 million, has an interest rate of LIBOR + 3.5%, contains certain financial covenants, and expires on December 1, 2010.

NOTE 8    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of:

	2009	2008
Buildings	$11,891	$11,905
Machinery and equipment	36,463	37,476

Total property, plant and equipment	48,354	49,381
Less accumulated depreciation	(41,117)	(38,724)

Net property, plant and equipment	$7,237	$10,657

The Company recorded depreciation expense of $4,039, $5,644, and $4,898 in fiscal 2009, 2008, and 2007, respectively. Depreciation expense in fiscal 2008 and 2007 includes $354 and $395, respectively, related to the Medical segment which was disposed of in the fourth quarter of 2008.

NOTE 9    OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	2009	2008
Warranty reserve	$4,300	$5,461
Income taxes payable	1,259	4,076
Accrued compensation	9,614	8,380
Other	7,403	10,296

Total	$22,576	$28,213

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

	2009	2008
Balance at beginning of period	$5,461	$5,667
Cash paid for warranty repairs	(4,034)	(7,058)
Provision for current period sales	2,873	7,552
Provision disposed of in acquisition	—	(700)

Balance at end of period	$4,300	$5,461

NOTE 10    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of:

	2009	2008
Deferred income tax liability	$902	$670
Deferred compensation plan liabilities	1,866	2,359
Other long-term liabilities	2,684	3,586

Total	$5,452	$6,615

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

NOTE 11    INCOME TAXES

The components of net income (loss) before income taxes consist of the following:

	2009	2008	2007
Domestic	$(3,824)	$(91,961)	$(18,299)
Foreign	477	2,876	(3,426)

Total	$(3,347)	$(89,085)	$(21,725)

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

The following table summarizes the provision (benefit) for U.S. federal, state and foreign taxes on income:

	2009	2008	2007
Current:
Federal	$(291)	$—	$929
State	(27)	—	119
Foreign	183	1,111	215

	(135)	1,111	1,263
Deferred:
Federal	(71)	(39)	22
State	(7)	—	3
Foreign	290	(399)	171

	212	(438)	196

	$77	$673	$1,459

A reconciliation of the differences between the U.S and federal statutory tax rate and the Company’s effective rate are as follows:
	2009	2008	2007
Computed statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefits	(3.3)	(3.3)	(4.5)
Non-U.S. income taxed at different rates	(1.0)	(0.3)	0.3
Permanent differences resulting from goodwill adjustments	—	12.7	—
Effect from sale of U.S. subsidiary	—	(5.1)	—
Effect foreign income distributions	(9.3)	—	—
Change in valuation allowance	58.8	31.1	44.3
Settlements	(8.2)	—	—
Other, net	0.3	0.7	1.6

Effective tax rate	2.3%	0.8%	6.7%

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 25, 2009 and September 26, 2008 were as follows:

	2009	2008
Deferred tax assets:
Inventory	$5,673	$6,097
Deferred revenue	378	1,960
Warranty reserve	1,400	1,830
Payroll and severance related	1,866	2,606
Other reserves	6,264	12,883
Intangibles	8,784	3,713
Accumulated depreciation	836	—
Capital losses	5,796	11,817
Net operating losses	13,438	6,472
Tax credits	3,864	2,903

Gross deferred tax assets	48,299	50,281
Valuation allowance	(47,779)	(49,601)

Deferred tax assets	520	680
Deferred tax liabilities:
Accumulated depreciation	(722)	(20)
Intangibles	—	(650)

Deferred tax liabilities	(722)	(670)

Net deferred tax asset (liability)	$(202)	$10

The deferred tax assets and liabilities are recorded in the following balance sheet accounts:
	2009	2008
Other current assets	$851	$680
Other current liabilities	(151)	—
Other long-term liabilities	(902)	(670)

Total	$(202)	$10

During fiscal years 2009, 2008, and 2007 the company recognized no tax benefits related to differences between financial and tax reporting of stock option transactions.

The Company establishes a valuation allowance for deferred tax assets, when it is more likely than not that such deferred tax assets will not be realized. For fiscal 2009, the valuation allowance decreased $1,822 primarily due to the utilization of Capital Losses offset by an increase related to current year Net Operating Losses (“NOL’s”) generated in the United States and France. For fiscal 2008, the valuation allowance increased $36,765, primarily due to the write-down of deferred tax assets relating to NOL and Capital Loss carryforwards generated. The Company continues to provide a full valuation allowance against all of its U.S. and French tax assets as the recent three year cumulative GAAP loss is given more weight than projected future income when determining the need for a valuation allowance. See additional discussion in Note 19—Subsequent Events.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

In December 2006 the United States Internal Revenue Service (“IRS”) began an audit of the Company’s U.S. federal tax returns for fiscal years ending 2003 through 2005. During the course of the examination the Company also filed its fiscal 2006 tax return, which was included in the audit cycle. During the first quarter of fiscal 2009 the Company and the IRS reached an agreement on the tax return years under review and settled all tax years through fiscal 2006. The Company’s largest foreign subsidiary, located in Finland, had the audit of its tax years ending in fiscal 2002 through 2007 closed by the Finnish Tax authorities in fiscal 2008. The Company had appealed certain issues, and during the fourth quarter of fiscal 2009 effectively settled all appeals with the authorities. Additionally, the Company is subject to numerous ongoing state and foreign tax audits. Although the final outcome of these audits are uncertain, based on currently available information, the Company believes the ultimate resolutions will not have a material adverse effect on the Company’s financial position or results of operations.

As of September 25, 2009 the Company had $23,097 in tax assets (tax-effected) resulting from NOL’s, capital losses, and tax credits carryforwards. A detailed breakdown of these assets as of September 25, 2009 and September 26, 2008 are as follows:

	2009	2008
Federal net operating losses	$9,778	$4,101
State net operating losses and credits	1,973	1,257
Foreign net operating losses	2,066	1,493
Federal capital losses	5,796	11,817
Federal research credits	1,913	1,276
Federal minimum tax credits	249	249
Federal foreign tax credits	1,322	999

Total	$23,097	$21,192

The Federal net operating losses expire on various dates through 2029, while the Federal capital loss expires in fiscal 2013. State net operating losses expire on various dates through 2025. The Federal research credits expire on various dates through 2029. Foreign net operating losses, State research credits and federal minimum tax credits are available indefinitely. Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of net operating losses and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. The company has not performed a Section 382 analysis to determine the possible limitation of its NOL’s. The Company has not provided for U.S. federal income and foreign withholding taxes on its undistributed earnings from non-U.S. operations as of September 25, 2009 because such earnings are intended to be reinvested indefinitely outside of the United States. The amount of the Company’s undistributed foreign earnings at September 25, 2009 is not reasonably estimable.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

On September 29, 2007 the Company adopted the provisions of FIN 48 which was incorporated into the Codification within ASC Topic 740. As a result of applying the provisions, the Company did not recognize any change in its liability for unrecognized tax benefits and there was no change to retained earnings (deficit) as of September 29, 2007. The Company’s major U.S. jurisdictions under which it operated in fiscal 2009 included Oregon, California, and Massachusetts while major international jurisdictions included Finland and France. The Company’s unrecognized tax benefits at September 25, 2009 relate to the U.S. jurisdiction. The following table summarized the activity related to the Company’s world-wide unrecognized tax benefits:

($000)
Balance at September 26, 2008	$1,724
Increase related to current year tax positions	301
Increase related to prior year tax positions	528
Decrease related to current year tax positions	(590)
Decrease related to prior year tax positions	(513)

Balance at September 25, 2009	$1,450

The Company classifies interest and penalties related to uncertain tax positions in income tax expense. The total $1,450 of unrecognized tax benefits, if recognized, would impact the tax rate. For the year ended September 25, 2009 the Company had $173 of accrued interest related to uncertain tax positions.

NOTE 12    SHAREHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock at $0.01 par value. At September 25, 2009, no shares of preferred stock have been issued; however, 200,000 shares of Series D Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.

Stock options

In fiscal 1994 the Company adopted the 1993 Stock Incentive Plan, which provides for the granting of options to buy shares of common stock. During fiscal 1997, the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. During fiscal 1999, the Company adopted the 1999 Non-Qualified stock Option Plan, which provides for the granting of nonqualified stock options to employees of the Company who are not executive officers or members of the Board of Directors. In the second quarter of fiscal 2009 the 1999 Non-Qualified Stock Option Plan expired and no additional grants can be made under this plan. Total shares reserved under the active plans are 4,040,000 shares. Options granted under these plans generally vest over a two- to four-year period and expire four to ten years after grant. The company also adopted a 1993 Stock Options Plan for Non-employee Directors, amended and restated, which provides for the granting of options to buy shares of common stock. Total shares reserved under this plan are 400,000 shares. Options granted under this plan generally vest and become exercisable over a three year period and expire seven years after the date of grant. In the first quarter of 2008 the company adopted the 2007 New Hire Incentive Plan, which provides for the granting of options to buy shares of common stock. Total shares reserved under this plan are 400,000 shares. Options granted under this plan generally vest over a three year period and expire seven years after grant.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

The Company acquired two plans as a result of the acquisition of Clarity Visual Systems, Inc., the 1995 Stock Incentive Plan and the Non-Qualified Stock Option Plan. Both plans provide for the granting of options to buy shares of common stock. Total shares reserved under these plans are 1,230,060. Options granted under these plans generally vest and become exercisable over a three- to five-year period and expire ten years after the date of grant. Options are also granted to certain executives in accordance with individual compensation agreements.

On November 20, 2009 the Company adopted the 2009 Incentive Plan. This Plan replaces the Company’s 1993 Stock Incentive Plan, the 1996 Stock Incentive Plan, the 1999 Non-Qualified stock Option Plan, the 2007 New Hire Incentive Plan, and the Clarity Visual Systems, Inc. 1995 Stock Incentive Plan and Non-Qualified Stock Option Plan. The 2009 Plan authorizes the issuance of 1,300,000 shares of the Company’s common stock. In addition, up to 2,873,618 shares, which are subject to awards outstanding under individual compensation agreements, may become available for issuance under the 2009 Plan. The maximum number of shares that may be issued under the 2009 Plan is 4,173,618 shares.

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 26, 2008	2,216,387	$10.31
Granted	—	—
Exercised	(2,256)	0.03
Forfeited	(162,328)	9.19
Expired	(494,679)	11.87

Options outstanding at September 25, 2009	1,557,124	9.79

Exercisable at September 25, 2009	1,471,095	9.83

The weighted average grant date fair value of options granted during the years ended September 26, 2008 and September 28, 2007 was $1.60 and $3.46, respectively. The total pretax intrinsic value of options exercised during the year ended was $3, $167, and $1,716 for fiscal years 2009, 2008, and 2007, respectively.

As of September 25, 2009, the total pretax intrinsic value of options outstanding was $19 and the options had a weighted average remaining contractual term of 4.9 years. The total pretax intrinsic value of exercisable options at September 25, 2009 was $19 and the options had a weighted average contractual life of 4.9 years. For the year ending September 25, 2009 the amount of cash received for the exercise of options was less than $1.

Restricted stock

The Company’s plans provide for the issuance of restricted stock to employees, (“Nonvested shares” per ASC Topic 718). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, General Managers of certain of the Company’s business units, and other vice presidents which are based on performance goals, the shares issued generally vest over a one- to four-year period, upon meeting objective performance conditions or the passage of time. The Company issued 1,023,825 shares of restricted stock to employees in 2009. In the years ended September 26, 2008 and September 28, 2007 the Company issued employees 951,960 and 765,727 shares, respectively.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 26, 2008	1,411,638	$7.21
Granted	1,023,825	1.38
Vested	(794,403)	4.07
Forfeited	(310,616)	5.66

Restricted stock outstanding at September 25, 2009	1,330,444	4.92

The total fair value of shares vested in the year ended September 25, 2009 was $946. The fair value of shares vested in the years ended September 26, 2008 and September 28, 2007 was $1,093 and $863, respectively. The tax benefit related to the vested restricted stock was $0 for fiscal 2009, 2008, and 2007.

Performance-based restricted stock awards

In the first quarter of 2008, the following shares of Long Term Incentive Plan (LTIP) performance-based restricted stock award were issued to the Chief Executive Officer, Chief Financial Officer, and other various senior-level managers of the Company:

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

In the first quarter of fiscal 2009 the Company’s Compensation Committee (the “Committee”) assessed the ongoing effectiveness of the above LTIP plans and due to significant changes in the structure of the Company through the acquisition and sale of businesses, changes in the markets and the changes in the Company’s strategic focus determined that they no longer created meaningful incentive. As a result, the Committee, decided to “repurpose” the shares granted in the FY 2006, FY 2007 and FY 2008 Long Term Incentive Plans through mutually consensual amendments to the vesting provisions. Consistent with its focus to improve shareholder value, the Committee approved repurposing the unvested LTIP shares from the plans discussed above, reusing these shares to create a new LTIP plan. The repurposed performance-based restricted stock will not vest or be issued unless certain specific performance goals are achieved. These performance goals were established by the Committee and are directly tied to continued improvements in the share price of the Company. The value of these shares and the requisite service period was determined by use of a Monte Carlo simulation model, and was recognized as expense over the requisite service period, pursuant to ASC Topic 718.

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

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

As of September 25, 2009 a total of approximately 988,000 shares were available to grant as stock options or restricted stock. Of these shares approximately 356,000 were available to grant to newly hired employees under the New Hire Incentive Plan, approximately 282,000 were available to grant only to non-employee Directors, and approximately 249,000 were available to grant only to Planar employees who were previously employed by Clarity Visual Systems at the time it was acquired by Planar. As a result, only approximately 101,000 shares were generally available to grant to Planar employees as ongoing equity-incentive compensation as of September 25, 2009.

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

Valuation and Expense Information

The Company recognizes compensation expense for all share based payment awards made to its employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The following table summarizes share based compensation expense related to share based payment awards, and employee stock purchases for the years ended September 25, 2009 and September 26, 2008, which were allocated as follows:

	2009	2008	2007
Cost of Sales	$159	$525	$425

Research and Development	263	404	379
Sales and Marketing	1,483	1,212	1,753
General and Administrative	3,074	2,508	1,889

Share based compensation expense included in operating expenses	4,820	4,124	4,021

Total share based compensation expense	4,979	4,649	4,446
Assumed tax benefit	—	—	(1,756)

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases, net of tax	$4,979	$4,649	$2,690

Share based compensation expense for the years ended September 26, 2008 and September 28, 2007 include $266 and $356, respectively, related to the Medical segment which was disposed of in the fourth quarter of 2008.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

The tax benefit and the resulting effect on cash flows from operations and financing activities related to share based compensation expense was not recognized as the Company currently provides a full valuation allowance against its deferred tax assets. As of September 25, 2009, total future compensation expense related to nonvested stock options and restricted stock is expected to be $247 and $777, respectively. This expense is anticipated to be recognized through the fourth quarter of fiscal 2012.

The Company calculates the value of employee stock options on the date of grant using the Black-Scholes model. The use of a Black-Scholes model requires the use of estimates of employee exercise behavior data and other assumptions including expected volatility, risk-free interest rate, and expected dividends; the assumptions used in 2008 and 2007 are summarized in the following table:

	2008	2007
Risk free interest rate	2.92%	4.07%
Expected dividend yield	—	—
Expected lives (in years)	3.80	3.39
Expected volatility	46.52%	36.15%

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

As share based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience.

Dilutive Effect of Employee Stock Benefit Plans

Basic and diluted shares outstanding for the periods ending September 25, 2009, September 26, 2008, and September 28, 2007 were 18,410,000, 17,774,000, and 17,374,000 shares, respectively. ASC Topic 260, “Earnings per Share,” (“ASC Topic 260”) requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options as of September 25, 2009, September 26, 2008, or September 28, 2007 due to the Company incurring a net loss for each of those years then ended.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

NOTE 13    COMMITMENTS

Most of the Company’s office and manufacturing facilities are subject to long-term operating leases.

At September 25, 2009, the minimum annual operating lease payments are:

Fiscal years ending in September
2010	5,559
2011	5,375
2012	3,389
2013	399
2014	55
Thereafter	2,596

$17,373

Total rent expense was $4,662, $5,684, and $5,609 for the years ended September 25, 2009, September 26, 2008, and September 28, 2007, respectively. Rent expense for fiscal 2008 and 2007 includes $343 and $394, respectively, related to the Medical segment which was disposed of in the fourth quarter of 2008.

NOTE 14    BUSINESS SEGMENTS

The Company is organized based on various display businesses, primarily specialty displays. Under this organizational structure, the Company operates in four main segments: Industrial, Commercial, Control Room and Signage, and Home Theater. The Industrial segment derives revenue primarily through the development and marketing of electroluminescent displays (EL), liquid crystal displays and color active matrix liquid crystal displays in specialty applications. The Commercial segment derives revenue primarily through the marketing of LCD desktop monitors, other touch displays, and projectors that are sold through distributors to end users. The Control Room and Signage segment derives revenue primarily through the marketing of scalable video-wall displays and a line of large-area flat screen digital signage products. These products are sold through dealers to end users. The Home Theater segment derives revenue primarily from the sales of innovative products for the high-end home theater enthusiast including high-performance home theater projection systems, large-format thin video displays, and front-projection screens. Previously, the Company sold diagnostic monitors for use in radiology. Results of this business were previously reported in the Company’s Medical segment. Effective August 6, 2008 the Company sold the stock of DOME imaging, inc., the subsidiary under which this business operated. The transaction represented a disposal of the Medical segment. Results for this segment have been reclassified to discontinued operations for 2008 and 2007.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision-maker for the purpose of corporate management. Operating income (loss) from the business units includes specifically identifiable costs related to research and development, product development, and sales and marketing directly associated with each of the business units. Product development expenses and marketing and sales expenses are specifically identified by segment. Corporate expenses consist of expenses that are not directly associated with a particular segment and include general research expense, general marketing expense, finance and administration expense, human resources expense, information systems expense, restructuring and impairment charges, acquisition related costs, and share based compensation costs. Interest

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

expense, interest income, other non-operating items and income taxes by segment are not included in the internal segment information provided to the chief operating decision-maker and are therefore not presented separately below. Inter-segment sales are not material and are included in net sales to external customers below. Corporate operating income in fiscal 2009 includes a $2,850 gain recognized on the sale of certain patents that occurred in the second quarter of 2009. Operating income for the Control Room and Signage segment includes a $5,511 gain recognized on the sale of the assets of the digital signage software business that occurred in the first quarter of 2009. Both of these transactions are discussed in Note 16—Gain on Sale of Assets.

	2009	2008	2007
Net sales to external customers (by segment):
Industrial	$54,662	$72,651	$61,581
Commercial	47,409	78,177	78,552
Control Room and Signage	43,874	58,192	65,292
Home Theater	28,986	50,290	23,628

Total sales	$174,931	$259,310	$229,053

Sales to external customers (by geography):
United States	$126,411	$190,566	$169,056
Other	48,520	68,744	59,997

Total sales	$174,931	$259,310	$229,053

Operating income (loss):
Industrial	$10,351	$14,469	$14,361
Commercial	5,910	4,282	2,778
Control Room and Signage	7,133	3,064	20
Home Theater	(1,802)	(14,826)	(5,480)
Corporate	(24,798)	(110,452)	(37,052)

Total operating loss	$(3,206)	$(103,463)	$(25,373)

In fiscal 2008 there were $38,255 of impairment and restructuring charges associated with the Control Room and Signage segment and $36,940 associated with the Home Theater segment, which are not included in operating income (loss) of the respective segments presented above but are included in corporate expenses.

The assets and related capital expenditures of the Company are not reported by segment. Net property, plant and equipment by geography were as follows:

	2009	2008
US	$5,008	$7,246
Europe	2,229	3,411

Total property, plant, and equipment	$7,237	$10,657

Goodwill of $3,428 as of September 25, 2009 and September 26, 2008 is associated with the Industrial segment.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

No single customer accounted for more than 10% of the Company’s consolidated sales in 2009. Products from the Commercial and Medical segments sold to one customer comprised 11% of total consolidated sales in both fiscal 2008 and 2007. The Company does not have material sales in any particular country outside the United States.

NOTE 15    401(K) AND PENSION PLAN

All employees in North America over 21 years of age are eligible to participate in the 401(k) savings and profit sharing plan. Employees can contribute up to statutory maximums. The Company matches up to 4.0% of each participating employee’s eligible compensation, also subject to statutory maximums. Employer contributions vest immediately. In 2008 and 2007 the Company matched up to 5.5% of each participating employee’s eligible compensation. The 401(k) plan expense amounted to $478, $1,413, and $1,529 for the years ended September 25, 2009, September 26, 2008, and September 28, 2007, respectively. The 401(k) plan expense for the years ended September 26, 2008 and September 28, 2007 include $168 and $188, respectively, related to the Medical segment which was disposed of in the fourth quarter of 2008.

The Company’s foreign subsidiary located in Finland and France participate in pension plans in which all employees receive defined benefit payments upon retirement. The Company recognized expense of $1,378, $1,667, and $1,391 in fiscal years 2009, 2008, and 2007, respectively, related to this plan. Pension expense for fiscal 2008 and 2007 includes $93 and $74, respectively, related to the Medical segment which was disposed of in the fourth quarter of 2008.

NOTE 16    GAIN ON SALE OF ASSETS

In the first quarter of 2009 the Company sold the assets associated with its digital signage software business in two transactions. In November 2008 the Company sold certain assets related to the gaming portion of the digital signage software business to Bally Gaming, Inc., and in December 2008 the Company sold the remaining assets related to the digital signage software business to CS Software Holdings LLC. As a result of these transactions the Company recorded a gain on sale of $5,511. The gain on sale recognized was net of transaction costs which consisted primarily of legal and brokerage fees. The sale of these assets did not constitute the disposal of a component of the Company as defined by ASC Topic 205, “Component of an Entity,” (“ASC Topic 205”) and, accordingly, results of this business have not been reclassified to discontinued operations.

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

NOTE 17    DERIVATIVES

On December 27, 2008 the Company adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”), which was incorporated into the Codification within ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”). This pronouncement requires enhanced disclosures about an entity’s derivative and hedging activities. An entity is required to provide enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under ASC Topic 815 and its related

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The disclosures required by ASC Topic 815 are included below. The adoption of these principles did not have an impact on the Company’s consolidated financial position or results of operations.

The Company is exposed to certain foreign currency risks relating to its ongoing business operations, as the Euro is the functional currency of the Company’s European subsidiaries. Historically the Company has managed this risk by periodically entering into forward exchange contracts to mitigate the income statement impact of fluctuations in the Euro value of its U.S. Dollar denominated cash deposits, accounts receivable, accounts payable, and the intercompany balances. Due to recent volatility in the foreign exchange market and the company’s strategic shift to preserve cash, the Company re-evaluated the use of forward contracts, which require cash settlement, to hedge against the non-cash translation risk of its U.S. Dollar net assets on Euro denominated subsidiaries. As a direct result of this re-evaluation and review, the Company adjusted its strategy in the second quarter of fiscal 2009, deciding not to put cash at risk, and no longer hedges foreign currency risk. This allows changes in the U.S. Dollar versus the Euro exchange rate to positively or negatively impact the Company’s net income.

The table below summarizes the nominal amounts of the company’s forward exchange contracts in U.S. Dollars as of September 25, 2009 and September 26, 2008. The “bought” amounts represent the net U.S. Dollar equivalent value using the exchange rate at the reporting date.

	Bought (in Thousands)
Currency	Sept. 25, 2009	Sept. 26, 2008
Euro	$—	$11,300

When the Company enters into forward exchange contracts, they are not designated as hedging instruments under ASC Topic 815. Changes in the value of derivatives are recognized in the period in which the change occurs. When the Company enters into foreign exchange contracts they have historically been settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and contract amounts, and the fair value of the contracts is adjusted to market monthly. As indicated above, the Company did not have any open contracts as of September 25, 2009 and as such, no associated assets or liabilities were reflected in the consolidated balance sheet. The gains and losses recorded upon settlement of the contracts were recorded as non-operating expenses in the Company’s consolidated statement of operations as follows:

	Amount of Loss Recognized in Net Loss on Derivatives	Location of Loss Recognized in Net Loss on Derivatives
Derivatives not designated as hedging instruments under ASC Topic 815:	Twelve months ended Sept. 25, 2009
Foreign exchange contracts	$(360)	Foreign Exchange, net

Total	$(360)

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 25, 2009

(Dollars in thousands, except per share amounts, and share data)

NOTE 18    STAFF ACCOUNTING BULLETIN NO. 108

In September 2006 the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which was incorporated into the Codification within ASC Topic 250, “Accounting Changes and Error Corrections” (“ASC Topic 250”). The transitional provisions of this pronouncement permitted the Company to adjust for the cumulative effect on retained earnings of errors relating to prior years that were previously considered immaterial. In accordance with this, the Company adjusted beginning retained earnings for fiscal 2007 in the accompanying consolidated financial statements. The Company considers these adjustments to be immaterial to prior periods.

NOTE 19    SUBSEQUENT EVENTS

On November 30, 2009, the Company entered into an amended and restated credit agreement with a maximum borrowing capacity of $12.0 million. See additional discussion in Note 7—Borrowings.

Subsequent to the end of fiscal 2009, recently proposed tax legislation, H.R. 3548 the “Worker, Homeownership, and Business Assistance Act of 2009” became law (Public Law 111-92). This new U.S. federal tax legislation, which became law on November 6, 2009, provides taxpayers a one-time election to carry back certain Net Operating Losses for an extended period. The Company anticipates recognizing a benefit of approximately $2.0 million in the first quarter of 2010 as part of its regular GAAP tax provision, as a result of the Company’s ability to utilize a portion of its NOL’s that no longer require a valuation allowance due to this new law.

Subsequent events have been evaluated through December 1, 2009, the date of the issuance of the Company’s consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during fiscal 2009 that could significantly affect the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a—15(f). Under the supervision and with the participation of the Company’s management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that its internal controls over financial reporting were effective as of September 25, 2009.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance of Planar Systems, Inc.

The information set forth under the captions “Election of Directors”, “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 16, 2010, is incorporated by reference into this Report.

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

The information set forth under the captions “Election of Directors—Director Compensation” and “Executive Compensation” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 16, 2010, is incorporated by reference into this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” and “Stock Owned by Management and Principal Shareholders” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 16, 2010, is incorporated by reference into this Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Certain Relationships and Related Transactions” and “Election of Directors” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 16, 2010, is incorporated by reference into this Report.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 16, 2010, is incorporated by reference into this Report.

Part IV

Item 15.	Exhibits and Financial Statement, Schedules

(a)(1) Financial Statements

The financial statements of Planar Systems, Inc. as set forth under Item 8 are filed as part of this report.

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted as the required information is inapplicable, not required, or is presented in the financial statements or the related notes thereto.

The independent registered public accounting firm report with respect to the above-listed financial statements appears on page 27 of this report.

(a)(3) Exhibits

Exhibit Number	Title
2.1	Agreement and Plan of Merger and Reorganization by and among Planar Systems, Inc., Cornell Acquisition Corporation, Clarity Visual Systems, Inc. and certain other parties date as of July 18, 2006 (4)

2.2	Asset Purchase Agreement by and among Compton Acquisition, Inc., Runco International, Inc., and the stockholders of Runco International, Inc., dated as of May 23, 2007 (21)

2.3	Stock Purchase Agreement by and among NDS Surgical Imaging, LLC, NDS Imaging Holdings, LLC and Planar Systems, Inc., dated as of August 6, 2008 (29)

3.1	Second Restated Articles of Incorporation of Planar Systems, Inc. (1)

3.2	Second Restated Bylaws of Planar Systems, Inc. (7)

3.3	Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (2)

3.4	Second Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (3)

3.5	Fourth Amendment to Second Restated Bylaws of Planar Systems, Inc. (25)

4.1	Specimen stock certificate (1)

4.2	Rights Agreement dated as of February 3, 2006 between Planar Systems, Inc. and Mellon Investor Services, LLC. (3)

10.1	Lease agreement dated as of May 20, 1998 between Metra Corporation and Planar International, Ltd (English translation) (5)

10.2	1996 Stock Incentive Plan* (6)

10.3	Planar Systems, Inc. 1999 Nonqualified Stock Option Plan* (7)

10.4	Planar Systems, Inc. Deferred Compensation Plan* (7)

10.5	Lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (8)

10.6	Addendum to lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (8)

10.7	Master Equipment Lease dated June 24, 2002 between The Fifth Third Leasing Company and Planar Systems, Inc. (9)

Exhibit Number	Title
10.8	Credit Agreement Dated as of December 16, 2003 among Planar Systems, Inc. and Bank of America, N.A. (10)

10.9	First Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, National Association, dated as of December 21, 2004 (11)

10.10	Planar Systems, Inc. 2004 Employee Stock Purchase Plan* (12)

10.11	Second Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, National Associated, dated as of October 21, 2005* (13)

10.12	Executive Employment Agreement by and between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (14)

10.13	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (14)

10.14	Letter Agreement between Scott Hildebrandt and Planar Systems, Inc. dated as of November 22, 2005* (15)

10.15	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Scott Hildebrandt dated as of November 22, 2005* (15)

10.16	Amended and Restated Planar Systems, Inc 1993 Stock Option Plan for Nonemployee Directors (16)

10.17	Employment Agreement between Planar Systems, Inc. and Kris Gorriaran dated as of July 17, 2006* (18)

10.18	Clarity Visual Systems, Inc. 1995 Stock Incentive Plan* (17)

10.19	Clarity Visual Systems Inc. Non-Qualified Stock Option Plan* (17)

10.20	Lease Agreement dated as of December 27, 2006 between Techpointe Commons and Planar Systems, Inc. (19)

10.21	Terms of Employment between Planar Systems, Inc. and Stephen Going dated as of January 22, 2007* (20)

10.22	Executive Stock Option Agreement between Planar Systems, Inc. and Stephen Going dated as of March 5, 2007* (20)

10.23	Third Amendment to Credit Agreement between Planar Systems, Inc. and Bank of America, National Association, dated as of May 23, 2007 (21)

10.24	Form for Performance Share Agreement between Planar Systems, Inc. and Douglas Barnes, Mark Ceciliani, Stephen Going, Kristina Gorriarian, E. Scott Hildebrandt, and Gerald Perkel* (22)

10.25	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Doug Barnes, Mark Ceciliani, Brad Gleeson, Kris Gorriaran, Steve Going, Scott Hix and Terri Timberman)* (23)

10.26	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Scott Hildebrandt)* (23)

10.27	Form of Fiscal Year 2008 to Fiscal Year 2010 Long Term Incentive Plan Award Agreement* (24)

10.28	Restricted Stock Agreement between Planar Systems, Inc. and Stephen Going dated as of March 5, 2007* (30)

10.29	Planar Systems, Inc. 2007 New Hire Incentive Plan* (30)

Exhibit Number	Title
10.30	Waiver and Fourth Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, N.A., dated December 10, 2007 and effective December 11, 2007 (25)

10.31	Lease agreement dated as of September 20, 2007 between Equastone Amberglen, LLC and Planar Systems, Inc. (26)

10.32	Form of Indemnification Agreement for Officers and Directors (27)

10.33	Executive Severance Agreement between Planar Systems, Inc. and John T. Major dated as of January 28, 2008* (28)

10.34	Fifth Amendment to Credit Agreement among Planar Systems, Inc., each lender party thereto and Bank of America, N. A., as agent, entered into as of August 6, 2008 (29)

10.35	Form for Performance Share Agreement between Planar Systems, Inc. and Gerald Perkel, Scott Hildebrandt, Douglas Barnes, Mark Ceciliani, Steve Going, and Kristina Gorriaran* (31)

10.36	Form for Performance Share Amendment between Planar Systems, Inc. and Gerald Perkel, Scott Hildebrandt, Douglas Barnes, Mark Ceciliani, Steve Going, and Kristina Gorriaran* (31)

10.37	Form for Restricted Stock Agreement between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, E. Kay Stepp, Gregory H. Turnbull, and Steven E. Wynne dated as of February 20, 2009* (32)

14.0	Code of Conduct of Planar Systems, Inc. (10)

21.0	Subsidiaries of Planar Systems, Inc.

23.0	Consent of KPMG LLP, Independent registered public accounting firm

24.0	Power of Attorney (included on Signature Page)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 27, 1996.
(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on February 9, 2006.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 21, 2006.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 25, 1998.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 1997.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 24, 1999.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2001.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 2003.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 28, 2004.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2005.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2005.
(16)	Incorporated by reference to the Company’s Proxy Statement dated December 22, 2005 filed on December 29, 2005.
(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-138064) filed on October 18, 2006.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 29, 2006.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2006.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2007.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2007.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2007.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2007.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2008.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008.
(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2008.
(30)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2007.
(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2008.
(32)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2009.

*	This exhibit constitutes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC

December 1, 2009	By:	/s/ SCOTT HILDEBRANDT
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

/s/ GERALD K. PERKEL Gerald K. Perkel	President, Chief Executive Officer, Director (Principal Executive Officer)	December 1, 2009

/s/ SCOTT HILDEBRANDT Scott Hildebrandt	Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	December 1, 2009

/s/ CARL NEUN Carl Neun	Director	December 1, 2009

/s/ E. KAY STEPP E. Kay Stepp	Director	December 1, 2009

/s/ GREGORY H. TURNBULL Gregory H. Turnbull	Chairman	December 1, 2009

/s/ STEVEN E. WYNNE Steven E. Wynne	Director	December 1, 2009

/s/ MICHAEL GULLARD Michael Gullard	Director	December 1, 2009