Form 10-Q
period 2009-12-25
PLANAR SYSTEMS INC
filed 2010-02-03
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended December 25, 2009

Commission File No. 0–23018

PLANAR SYSTEMS, INC.

(exact name of registrant as specified in its charter)

Oregon	93-0835396
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1195 NW Compton Dr., Beaverton, Oregon	97006
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (503) 748-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of common stock outstanding as of January 29, 2010

20,016,579 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended
	Dec. 25, 2009	Dec. 26, 2008
Sales	$43,004	$49,095
Cost of sales	33,112	36,850

Gross profit	9,892	12,245
Operating expenses:
Research and development, net	2,304	2,987
Sales and marketing	5,223	7,173
General and administrative	4,375	5,394
Amortization of intangible assets	622	820
Impairment and restructuring charges (Note 2)	3,388	546
Gain on sale of assets (Note 9)	—	(5,511)

Total operating expenses	15,912	11,409

Income (loss) from operations	(6,020)	836
Non-operating income (expense):
Interest, net	(5)	(30)
Foreign exchange, net	481	524
Other, net	(46)	98

Net non-operating income	430	592

Income (loss) before income taxes	(5,590)	1,428
Provision (benefit) for income taxes (Note 4)	(2,874)	526

Net income (loss)	$(2,716)	$902

Net income (loss) per share
Basic	$(0.15)	$0.05

Diluted	$(0.15)	$0.05

Average shares outstanding—basic	18,690	18,157
Average shares outstanding—diluted	18,690	18,207

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	Dec. 25, 2009	Sept. 25, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,244	$30,722
Accounts receivable, net of allowance for doubtful accounts of $1,736 and $2,367	22,693	26,561
Inventories	30,404	30,399
Other current assets	6,456	4,484

Total current assets	93,797	92,166
Property, plant and equipment, net	6,718	7,237
Goodwill	—	3,428
Intangible assets, net	5,101	5,723
Other assets	2,470	2,408

	$108,086	$110,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,436	$9,837
Current portion of capital leases	59	115
Deferred revenue	1,828	1,571
Other current liabilities	21,085	22,576

Total current liabilities	35,408	34,099
Other long-term liabilities	4,482	5,452

Total liabilities	39,890	39,551
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock	179,149	178,644
Retained earnings (deficit)	(110,072)	(107,210)
Accumulated other comprehensive loss	(881)	(23)

Total shareholders’ equity	68,196	71,411

	$108,086	$110,962

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended
	Dec. 25, 2009	Dec. 26, 2008
Cash flows from operating activities:
Net income (loss)	$(2,716)	$902
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,478	1,888
Impairment and restructuring charges	3,388	546
Deferred taxes	(874)	—
Share based compensation	502	1,766
Gain on sale of assets	—	(5,511)
Decrease in accounts receivable	3,604	11,801
(Increase) decrease in inventories	(354)	(1,510)
(Increase) decrease in other current assets	(2,648)	132
Increase (decrease) in accounts payable	2,649	(6,964)
Increase (decrease) in deferred revenue	(6)	(414)
Decrease in other current liabilities	(527)	(3,647)

Net cash provided by (used in) operating activities	4,496	(1,011)
Cash flows from investing activities:
Purchase of property, plant and equipment	(444)	(145)
Proceeds from sale of assets, net	—	3,013

Net cash provided by (used in) investing activities	(444)	2,868
Cash flows from financing activities:
Payments of capital lease obligations	(52)	(63)
Value of shares withheld for tax liability	(144)	(76)
Net proceeds from issuance of capital stock	—	146

Net cash provided by (used in) financing activities	(196)	7
Effect of exchange rate changes	(334)	985

Net increase in cash and cash equivalents	3,522	2,849
Cash and cash equivalents at beginning of period	30,722	14,915

Cash and cash equivalents at end of period	$34,244	$17,764

Supplemental cash flow disclosure
Receivable in other current assets related to gain on sale of assets	$—	$3,426

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in such financial statements has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 25, 2009. All references to a year or a quarter in these notes are to the Company’s fiscal year or quarter in the period stated which includes the fiscal year results of Planar International.

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

The accompanying financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations from the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending September 24, 2010.

On September 26, 2009 the Company adopted the provisions of Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides amendments to the criteria in ASC Subtopic 605-25, “Revenue recognition—Multiple-element Arrangements,” for separate consideration in multiple-deliverable arrangements and expands the disclosures related to multiple-deliverable revenue arrangements. This update eliminates the use of the residual method for arrangement with multiple deliverables and requires Companies to allocate revenue using the relative selling price method and applies to transactions that originated or were materially modified after September 25, 2009. Adoption of the provisions of this update did not have a material impact on the revenue recognized in the three months ended December 25, 2009. If the new accounting standard had been applied in the same manner to the fiscal year ended September 25, 2009, there would not have been a material impact on revenues for that fiscal year. The new accounting guidance for revenue recognition is not expected to have a significant effect on the timing and pattern of revenue recognition.

As discussed further in Note 8—Business Segments, the Company had previously reported four reportable segments: Industrial, Commercial, Control Room and Signage, and Home Theater. The Company now has one reportable segment, which is consistent with how the Company is currently structured and managed. Segment information for fiscal 2009 has been restated to conform to the current year’s presentation.

Subsequent events have been evaluated through February 3, 2010, the date of the issuance of the Company’s consolidated financial statements.

Note 2 - IMPAIRMENT AND RESTRUCTURING CHARGES

During the first quarter of 2010 the Company determined that its goodwill was impaired, and therefore recorded a $3,428 charge to write-off this balance. The goodwill impairment charge was recorded as a result of the impairment test conducted during the first quarter of 2010 following the Company’s restructuring that resulted in one operating segment, which constituted a triggering event as described by paragraph 35-10 of ASC Subtopic 350-20 “Goodwill.” The impairment test considered the Company’s average share price over a reasonable period of time, and current projections of the underlying discounted cash flows of the Company. Neither of these approaches supported the carrying value of the asset.

During the first quarter of 2010 the Company determined that the severance benefits related to previously recorded restructuring charges would be less than initially estimated and reduced the liability to reflect the current estimate of amounts to be paid. This revision was recorded as a $40 reduction in operating expenses for the three months ended December 25, 2009.

The restructuring charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities
Balance as of September 25, 2009	$2,397	$336
Reclassification from vacation liability	208	—
Revisions to original estimate	(40)	—
Cash paid	(626)	—

Balance as of December 25, 2009	$1,939	$336

Note 3 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Dec. 25, 2009	Sept. 25, 2009
Raw materials	$10,929	$9,609
Work in process	3,918	4,150
Finished goods	15,557	16,640

	$30,404	$30,399

Note 4 - INCOME TAXES

The provision (benefit) for income taxes for the first quarter of 2010 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision (benefit) for income taxes is the result of a mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax benefit of $2,874 for the three months ended December 25, 2009 included a $2,142 benefit recognized as a result of recently passed tax legislation. In the first quarter of 2010, tax legislation H.R. 3548 the “Worker, Homeownership, and Business Assistance Act of 2009” became law (Public Law 111-92). This legislation provides taxpayers a one-time election to carry back certain Net Operating Losses for an extended period. As a result of this legislation the Company was able to utilize a portion of its Net Operating Losses that no longer require a valuation allowance, resulting in the benefit recognized in the first quarter of 2010. Additionally, the tax benefit included an $874 one-time benefit related to the goodwill write-off that occurred in the first quarter of 2010, as discussed in Note 2—Impairment and Restructuring Charges.

The 51.4% tax benefit for the three months ended December 25, 2009 differs from the federal statutory rate largely due to the previously mentioned new, one-time loss carryback provision. Other significant factors include the valuation allowance on the Company’s United States and French deferred tax assets, the provision for state income taxes, and the effects of the Company’s operations in foreign jurisdictions with different tax rates.

The Company establishes a valuation allowance for deferred tax assets, when it is more likely than not that such deferred tax assets will not be realized. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its United States and French deferred tax assets. As of December 25, 2009 the valuation allowance was still in place. While the valuation allowance is still in place for financial statement purposes as of December 25, 2009, a valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

As of December 25, 2009 there have been no material changes to the amount of unrecognized tax benefits under ASC Topic 740, “Income Taxes” (“ASC Topic 740”). The Company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

The Company is subject to taxation primarily in the United States, Finland, and France, as well as certain state (including Oregon and California) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has settled with the Internal Revenue Service on their examination of all U.S. federal income tax matters through fiscal year 2006. The Company has also settled the Finnish tax authority’s examination of the Company’s returns for the tax years 2001 through 2006. The Company does not anticipate total gross unrecognized tax benefits will significantly change, either as a result of full or partial settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company has not provided for United States income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

Note 5 - SHAREHOLDERS’ EQUITY

In the first quarter of 2010 the Company adopted the 2009 Incentive Plan (the “2009 Plan”). This Plan replaces the Company’s 1993 Stock Incentive Plan, the 1996 Stock Incentive Plan, the 1999 Non-Qualified Stock Option Plan, the 2007 New Hire Incentive Plan, the Clarity Visual Systems, Inc. 1995 Plan and Non-Qualified Stock Option Plan as well as any individual inducement awards, which are collectively referred to as the “Prior Plans.” The 2009 Plan authorizes the issuance of 1,300,000 shares of common stock. In addition, up to 2,963,375 shares subject to awards outstanding under the Prior Plans may become available for issuance under the 2009 Plan to the extent that these shares cease to be subject to the awards (such as by expiration, cancellation or forfeiture of the awards). The maximum number of shares that may be issued under the 2009 Plan is 4,263,375 shares, including shares that may become available from the Prior Plans.

Stock options

Options granted generally vest and become exercisable over a three year period and expire seven to ten years after the date of grant.

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 25, 2009	1,557,124	$9.79
Granted	—	—
Exercised	(2,212)	0.03
Forfeited	(16,269)	9.06
Expired	(79,105)	5.88

Options outstanding at December 25, 2009	1,459,538	$10.03

The total pretax intrinsic value of options exercised during the three months ended December 25, 2009 was $6. As of December 26, 2008 the total intrinsic value of options outstanding was $14, and the options had a weighted average remaining contractual term of 4.6 years. As of December 25, 2009 there were 1,425,982 options exercisable with a weighted average exercise price of $10.05 per share, an aggregate intrinsic value of $14, and a weighted average contractual life of 4.6 years.

Restricted stock

With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, and Vice Presidents, which vest according to improvements in the Company’s share price, the shares issued generally vest over a one- to three-year period, upon meeting objective performance conditions or the passage of time.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 25, 2009	1,330,444	$4.92
Granted	640,900	2.43
Vested	(154,890)	4.18
Canceled	(78,750)	6.30

Restricted stock outstanding at December 25, 2009	1,737,704	$3.50

In the first quarter of 2010 the Company granted 415,000 shares of restricted stock to Company executives as part of the Company’s Strategic Retention Plan (a plan that provides time-based restricted shares). These awards will vest in equal quarterly installments throughout fiscal 2010, 2011, and 2012. In the first quarter of 2010 the Company also repurposed 201,667 shares of the market-based awards granted to Company executives in the first quarter of 2009. The repurposing was achieved through a consensual amendment of the vesting conditions of these outstanding awards to match the terms of the newly issued time-based grants issued in the first quarter of 2010.

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payments awards for the three months ended December 25, 2009 and December 26, 2008. The expense was allocated as follows:

	Three Months Ended Dec. 25, 2009	Three Months Ended Dec. 26, 2008
Cost of sales	$76	$50

Research and development	$72	$75
Sales and marketing	163	550
General and administrative	191	1,091

Share based compensation expense included in operating expenses	$426	$1,716

Share based compensation expense related to employee stock options and restricted stock awards	$502	$1,766

Compensation expense was calculated based on the fair value of employee stock options and restricted stock awards on the day of grant. The Company calculated the fair value of employee stock options using the Black-Scholes model. The fair value of restricted stock awards was calculated based on the Company’s closing share price on the day of grant. As share based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on historical and anticipated future experience.

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the periods ending December 25, 2009 and December 26, 2008 were 18,690,000 and 18,157,000, respectively. Diluted shares outstanding for the periods ending December 25, 2009 and December 26, 2008 were 18,690,000 and 18,207,000, respectively. ASC Topic 260, “Earnings Per Share,” (“ASC Topic 260”) requires that employee equity share options, nonvested shares, and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of unvested shares and in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized for options and restricted stock, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the money employee stock options or nonvested shares as of December 25, 2009 due to the Company incurring a net loss for the three months then ended.

Note 6 - OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Dec. 25, 2009	Sept. 25, 2009
Warranty reserve	$4,133	$4,300
Income taxes payable	1,482	1,259
Accrued compensation	8,682	9,614
Other	6,788	7,403

Total	$21,085	$22,576

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

Balance at September 25, 2009	$4,300
Cash paid for warranty repairs	(873)
Provision for current period sales	706

Balance as of December 25, 2009	$4,133

Note 7 - BORROWINGS

The Company’s credit agreement, as amended, allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement, as amended, has an interest rate of LIBOR + 3.5%, expires on December 1, 2010, and is secured by substantially all assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of December 25, 2009 and December 26, 2008. The credit agreement contains certain financial covenants, with which the Company was in compliance as of December 25, 2009. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers, would result in an event of default and could result in the acceleration of any amounts outstanding on the agreement, which in turn could lead to the inability to pay debts and the loss of control of certain assets.

Note 8 - BUSINESS SEGMENTS

Historically the Company has been organized based on various display businesses and as such the Company reported four reportable segments: Industrial, Commercial, Control Room and Signage, and Home Theater. Under this structure the internal information provided to the Company’s chief operating decision-maker included full income statement and balance sheet information for each of these reported segments. In the first quarter of fiscal 2010 the Company implemented a new organizational structure and compensation system which eliminated the Company’s historical “business segment” structure allowing a move to a leaner functional organization focused on driving overall results for the Company rather than focusing on business segment performance.

The Company evaluated the impact of these and other changes on its segment reporting and determined that the Company now has one operating segment as defined by ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) and as such, the Company discloses detailed financial information (other than various market-based revenue breakdowns) for its consolidated results. As a result, the financial statement information provided in this report for the first quarters of fiscal 2010 and 2009 have been presented to reflect one reportable segment, reflecting Planar’s consolidated results.

Note 9 - GAIN ON SALE OF ASSETS

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

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended September 25, 2009.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. These and other forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: poor or further weakened domestic and international business and economic conditions; weakening in the demand for the Company’s products; any reduction in or delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; any inability to reduce costs at all or to reduce costs quickly enough, in either case, in response to unanticipated reductions in revenue; changes in the flat-panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods; final settlement of various contractual liabilities; future production variables impacting excess inventory and other risk factors described under Part II, Item 1A. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except for the adoption of Accounting Standards Update No. 2009-13, the adoption of FAS 141 (R) and FAS 160, which were incorporated into the FASB Accounting Standards Codification™ (“ASC” or “the Codification”) within ASC Topic 805 “Business Combinations” and the adoption of Staff Position No. FAS 142-3 which was incorporated into the Codification within ASC Topic 350 “Intangibles—Goodwill and Other,” as described below, the Company reaffirms the critical accounting policies and use of estimates reported in its Form 10-K for the year ended September 25, 2009.

On September 26, 2009 the Company adopted the provisions of Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”) and Statement of Financial Accounting Standards No. 160, “Non-controlling interests in Consolidated Financial Statements” (“FAS 160”). These pronouncements aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. The provisions of FAS 141(R) and FAS 160 were incorporated into the Codification within ASC Topic 805 “Business Combinations.” Adoption of these provisions did not have an impact on the Company’s financial statements.

On September 26, 2009 the Company adopted the provision of FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This pronouncement amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This pronouncement aims to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R). The provisions of FSP 142-3 were incorporated into the Codification within ASC Subtopic 350-30 “General Intangibles other than Goodwill.” Adoption of these provisions did not have an impact on the Company’s financial statements for the first quarter of 2010 and is not expected to have a material effect on its financial statements in future periods.

On September 26, 2009 the Company adopted the provisions of Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides amendments to the criteria in ASC Subtopic 605-25, “Revenue recognition—Multiple-element Arrangements,” for separate consideration in multiple-deliverable arrangements and expands the disclosures related to multiple-deliverable revenue arrangements. This update eliminates the use of the residual method for arrangement with multiple deliverables and requires Companies to allocate revenue using the relative selling price method and applies to transactions that originated or were materially modified after September 25, 2009. Adoption of the provisions of this update did not have a material impact on the revenue recognized in the three months ended December 25, 2009. If the new accounting standard had been applied in the same manner to the fiscal year ended September 25, 2009, there would not have been a material impact on revenues for that fiscal year. The new accounting guidance for revenue recognition is not expected to have a significant effect on the timing and pattern of revenue recognition.

INTRODUCTION

Planar Systems, Inc. is a provider of specialty display solutions for customers in a variety of markets. Products include display components, completed displays, and display solutions and systems based on a variety of flat panel and front and rear-projection technologies. The Company has a global reach with sales offices in North America, Europe, and Asia.

The electronic specialty display industry is driven by the proliferation of display products, from both the increase in “smart” devices and the availability and versatility of LCD flat panel displays at increasingly lower costs; the ongoing need for system providers and integrators to rely on display experts to provide customized solutions; and from the growth in the market for targeted marketing and messaging to consumers using digital signage in a variety of form factors in both indoor and outdoor applications.

Unless context otherwise requires, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Planar,” refer to Planar Systems, Inc. and unless the context requires otherwise, includes all of the Company’s consolidated subsidiaries.

The Company’s Strategy

For over a quarter century, Planar has been designing and bringing to market innovative display solutions. The Company focuses on customized or specialty display products and systems, generally in niche display markets where requirements are more stringent, innovation is valued, and the customer is not served or is underserved by the mass-market, commodity display providers.

The Company’s Markets

Planar delivers products for a variety of uses and categorizes the markets it serves as follows: Custom and Embedded, Video Wall, Information Technology (IT), and High-end Home.

Custom and Embedded

The Company leverages its historical core competency in Electroluminescent (“EL”) technologies and employs these technologies to focus on providing customized, embedded and ruggedized displays to Original Equipment Manufacturers (“OEMs”) and other system suppliers. Key technologies used in products sold to this market also include customized Active-Matrix Liquid Crystal Display (“AMLCD”) panels. These technologies are used in a variety of applications and industries including instrumentation, medical equipment, vehicle dashboards, indoor and outdoor digital signage, and military applications, all of which require functionality in demanding usage conditions such as rugged outdoor conditions, extreme temperatures, instances where shaking or shock is expected, or conditions that necessitate 3-D imaging.

Video Wall

The Company serves the video wall display market by offering both high-resolution LCD video walls and rear-projection cube video walls for use in large venue digital signage as well as various control room installations. Digital signage video wall installations are used in a growing list of retail, airport, sports arena, and other locations while control room installations are typically found in the security, governmental, telecom, energy, industrial, broadcast, and transportation sectors. The market for control room video wall solutions is driven by the development, expansion, and upgrade of industrial infrastructure such as power plants, transportation systems, communication systems, and security monitoring. LCD based video walls used in the retail and large venue end markets are increasing as LCD costs have declined and LCD technology has made advancements to allow panel tiling with smaller bezels, enabling a growing number of installations in new markets.

Information Technology (IT)

Planar capitalizes on its strong supply chain, logistics, and distribution partnerships to sell a variety of primarily LCD based displays to the IT market. These strong partnerships give the Company the ability to drive revenues in a number of product categories, including desktop monitors, touch displays, widescreen monitors, and front projection equipment through its network of IT resellers.

High-end Home

The Company serves the high-end home market with its high-performance home theater front projection systems, video processing equipment, large-format thin displays, and accessories. The Company has sold these products under the Runco brand since May 2007 when it acquired Runco International, an industry leader in high-end, luxury video products. Planar’s Runco products are primarily sold to its established network of custom home installation dealers in the United States.

Overview

The Company recorded sales of $43.0 million in the first three months of fiscal 2010 (the “first quarter of 2010”), which decreased $6.1 million or 12.4% as compared to sales of $49.1 million in the first three months of fiscal 2009 (the “first quarter of 2009”). The decrease in sales was a result of decreases in sales of products to all end markets addressed, primarily due to the continuing effects of the global economic slowdown.

In the first quarter of 2010 net loss was $2.7 million or $0.15 per share as compared to net income of $0.9 million or $0.05 per share in the first quarter of 2009. In the first quarter of 2010 loss from operations was $6.0 million as compared to income from operations of $0.8 million in the first quarter of 2009. The loss from operations for the three months ended December 25, 2009 was primarily due to the write-off of the Company’s goodwill which resulted in a $3.4 million charge to operations, as well as the direct impacts on profitability of the lower seasonal sales levels experienced, following the Company’s pattern of higher revenues and profits in the second half of the fiscal year than in the first half. This is the result of many of the Company’s retail digital signage customers taking delivery of product in the second half of Planar’s fiscal year due to the lack of retail signage installations in the fast selling season of the fourth calendar quarter.

Over the past year the Company has experienced gradual improvements in business conditions as the global economy has shown some signs of improvement. In addition, the Company has taken a number of actions to improve its balance sheet, reduce costs and better position the Company for profitable growth upon improvement of economic conditions going forward. The Company continues to dedicate resources to those areas where growth is anticipated and where it believes it can create positive return on investment.

Sales

The Company’s sales of $43.0 million in the first quarter of 2010 decreased $6.1 million or 12.4% as compared to $49.1 million in the first quarter of 2009. The decrease in sales is discussed below, by the markets the Company serves.

Sales to the Custom and Embedded market decreased $0.7 million or 5.2% to $13.1 million in the first quarter of 2010 from $13.8 million in the same period of 2009. The decrease was primarily due to a decrease in sales of 3-D stereomirror products as a result of certain large orders in the first quarter of 2009 that were not repeated in the first quarter of 2010 and also due to an overall decrease in shipments as a result of the global economic condition. These decreases were partially offset by an increase in the sales of customized retail digital signage display products developed for a variety of customers in the first quarter of 2010 as compared to the same period of the prior year.

Sales to the Video Wall market decreased $0.5 million or 4.4% to $11.1 million in the first quarter of 2010 from $11.6 million in the same period of 2009. The decrease was primarily due to the sale of the digital signage software business in the first quarter of 2009. In addition, sales of rear projection cube products were lower in the first quarter of 2010, as compared to the first quarter of 2009, primarily due to the continuing economic softness in the United States and Europe. These decreases were partially offset by growth in sales of the Company’s new Matrix LCD video wall solution which was introduced in the first quarter of 2010.

Sales to the IT market decreased $1.7 million or 12.5% to $11.7 million in the first quarter of 2010 from $13.4 million in the same period of 2009. The decrease was primarily due to a decrease in sales of desktop monitors which were partially offset by increases in sales of business projectors. The decrease in sales of desktop monitors was primarily the result of decreases in volumes which were partially offset by increases in average selling prices.

Sales of High-end Home products decreased $3.2 million or 31.0% to $7.1 million in the first quarter of 2010 from $10.3 million in the same period of 2009. The decrease was primarily due to softer demand for high-performance home theater products as a result of the weakness in the housing and new construction market, especially in the United States. These decreases were partially offset by increases in sales of new product offerings, including new lamp-less, LED-based projectors which were introduced in the first quarter of 2010.

International sales increased $1.8 million or 15.3% to $13.5 million in the first quarter of 2010 as compared to $11.7 million in the same quarter of the prior year. As a percentage of total sales, international sales increased to 31.3% in the first quarter of 2010 as compared to 23.8% in the first quarter of 2009. This increase was due primarily to unusually low international sales in the first quarter of 2009 and also due to an increase in international sales of EL products to international customers in the first quarter of 2010. The Company does not have material sales in any particular country outside the United States.

Gross Profit

Gross profit as a percentage of sales decreased to 23.0% in the first quarter of 2010 from 24.9% in the first quarter of 2009. Total gross profit decreased $2.3 million to $9.9 million for the first three months of 2010 as compared to $12.2 million in the same period of the previous year. The decrease in gross profit as a percentage of sales was due to the sale of the digital signage software business, which occurred in the first quarter of 2009 and also due to changes in product mix and lower absorption of fixed manufacturing costs experienced during the first quarter of 2010 as compared to the same period of 2009. These decreases were partially offset by improvements in gross profit as a result of improvements in the efficiency of the Company’s manufacturing processes.

Research and Development

Research and development expenses decreased $0.7 million or 22.9% to $2.3 million in the first quarter of 2010 from $3.0 million in the same quarter of the prior year. The decrease was primarily the result of reductions in headcount and also due to the sale of the digital signage software business during the first quarter of 2009 which had relatively high software engineering costs. As a percentage of sales, research and development expenses decreased to 5.4% in the first three months of 2010 as compared to 6.1% in the same period of the prior year, due to the reasons discussed above.

Sales and Marketing

Sales and marketing expenses decreased $2.0 million or 27.2% to $5.2 million in the first quarter of 2010 as compared to $7.2 million in the same quarter of the prior year. This decrease was primarily due to the Company’s continued efforts to reduce costs which resulted in decreased headcount, decreased spending on marketing materials and promotions, and lower commissions as a result of lower sales. Sales and marketing expenses also decreased as a result of the sale of the digital signage software business which occurred in the first quarter of 2009, due to lower costs related to uncollectible accounts receivable, which are recorded as sales and marketing expenses, and due to lower share based compensation as the expense recognition related to certain market based restricted stock awards was completed in 2009. Sales and marketing expenses, as a percentage of sales, decreased to 12.1% in the first three months of 2010 as compared to 14.6% in the same period of the prior year, due to the reasons discussed above.

General and Administrative

General and administrative expenses decreased $1.0 million or 18.9% to $4.4 million in the first quarter of 2010 from $5.4 million in the same period of the prior year. The decrease in general and administrative expense was primarily due to a decrease in share based compensation and also due to reductions in headcount and other third party costs as a result of the Company’s initiatives to reduce administrative overhead. The decrease was also due to lower share based compensation related to certain market based restricted stock awards on which expense recognition was completed in 2009. As a percentage of sales, general and administrative expenses decreased to 10.2% in the first quarter of 2010 from 11.0% in the same period of the prior year due to the reasons discussed above.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets decreased $0.2 million or 24.1% to $0.6 million in the first quarter of 2010 from $0.8 million in the same quarter of the prior year. The decrease in amortization expense was due to the sale of the digital signage software business in the first quarter of 2009 as the intangible assets associated with that business are no longer reflected on the Company’s balance sheet. At December 25, 2009 the consolidated identifiable intangible assets subject to amortization, net of accumulated amortization, consisted of $2.6 million for developed technology, $2.2 million for customer relationships, and $0.3 million for trademarks and tradenames. These assets are being amortized over their remaining estimated useful lives of approximately 2.6 years. When these assets were acquired, the amortization periods were between four and seven years.

Impairment and Restructuring Charges

During the first quarter of 2010 the Company recorded $3.4 million in impairment and restructuring charges. As discussed in Note 2 to the financial statements, the charges consisted primarily of a charge to write-off the goodwill previously reflected on the Company’s balance sheet as it was determined to be impaired in the first quarter of 2010.

Gain on Sale of Assets

The Company did not sell assets in the first quarter of 2010. During the first quarter of 2009 the Company recorded a $5.5 million gain on the sale of the digital signage assets sold to Bally Gaming Inc. and CS Software Holdings LLC in two separate transactions. The gain recognized on these transactions was net of transaction costs.

Total Operating Expenses

Total operating expenses increased $4.5 million or 39.5% to $15.9 million in the first quarter of 2010, from $11.4 million in the same quarter of the prior year. The increase in operating expenses was primarily due to the impairment charges recognized in the first quarter of 2010 and also due to the gain on sale recognized in the first quarter of 2009. As discussed in Note 2 the Company determined in the first quarter of 2010 that its goodwill was impaired and recorded a $3.4 million charge to write-off the goodwill balance. The increase in operating expenses was also due to the gain on sale of assets recorded in the first quarter of 2009, which reduced operating expenses by $5.5 million. The Company did not sell assets in the first quarter of 2010. These increases were partially offset by $2.4 million in savings resulting from cost reduction initiatives undertaken by the Company in the first quarter of 2010, as compared to the first quarter of 2009 and also due to a decrease in share based compensation as the expense recognition related to certain market based restricted stock awards was completed in 2009.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign exchange gain or loss and other income or expense. Net interest expense was $5 thousand in the first quarter of 2010 as compared to $30 thousand in the same period of the prior year.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign exchange gains amounted to $0.5 million in the first quarter of both 2010 and 2009.

Net other expense was $46 thousand in the first quarter of 2010 as compared to net other income of $0.1 million in the first quarter of 2009.

The Company currently realizes approximately 31% of its revenue outside the United States. The functional currency of the Company’s primary foreign subsidiaries is the Euro which must be translated to U.S. Dollars for consolidation.

Provision (Benefit) for Income Taxes

In the first quarter of 2010 the Company recorded an income tax benefit of $2.9 million on a pretax loss of $5.6 million, an effective tax rate of 51.4%. The first quarter 2010 tax provision was significantly impacted by a one-time benefit related to the Company’s utilization of net operating losses (NOL’s) under the recently enacted H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009.” Under the new NOL carryback provisions, the Company recorded a $2.1 million tax benefit. Additionally, the tax benefit included a $0.9 million one-time benefit related to the goodwill write-off that occurred in the first quarter of 2010. Comparatively, income tax expense was $0.5 million in the first quarter of 2009 on pretax income of $1.4 million, an effective tax rate of 36.8%. The difference between the effective tax rate and the federal statutory tax rate is due primarily to a valuation allowance on the Company’s United States and French deferred tax assets, the provision for state income taxes, and the effects of the Company’s operations in foreign jurisdictions with different tax rates. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pre-tax financial results, the effective tax rate can change materially based on small variations of income.

Net Income

In the first quarter of 2010 net loss was $2.7 million or $0.15 per basic and diluted share. In the same quarter of the prior year, net income was $0.9 million or $0.05 per basic and diluted share.

Liquidity and Capital Resources

Net cash provided by operating activities was $4.5 million in the first quarter of 2010 as compared to cash used in operating activities of $1.0 million in the first quarter of 2009. The net cash provided by operations in the first quarter of 2010 related primarily to the decrease in accounts receivable and an increase in accounts payable, which were partially offset by an increase in other current assets. Net cash provided by operations was also impacted by non-cash reconciling items for depreciation, amortization, share based compensation, and impairment and restructuring charges, none of which required a current cash outlay.

Working capital increased $0.3 million to $58.4 million at December 25, 2009 from $58.1 million at September 25, 2009 due primarily to increases in cash and other current assets, and a decrease in other current liabilities, which were partially offset by a decrease in accounts receivable and increases in accounts payable and deferred revenue. Total current assets increased $1.6 million in the first quarter of 2010 due primarily to increases in cash and other current assets which were partially offset by a decrease in accounts receivable. Cash increased $3.5 million due primarily to the receipt of cash related to the collection of accounts receivable. Other current assets increased $2.0 million primarily due to an increase in taxes receivable. Accounts receivable decreased $3.9 million due primarily to lower sales in the first quarter of 2010, as compared to the previous quarter, the timing of shipments, and the collection of cash. Accounts payable increased $2.6 million due to the timing of payments to vendors. Deferred revenue increased $0.3 million due to an increase in the sale of extended warranties and also due to the timing of the shipment of products. Other current liabilities decreased $1.5 million in the first quarter of 2010 due primarily to a decrease in accrued compensation as a result of lower headcount and payments made in the first quarter of 2010 related to benefits and compensation that were accrued as of September 25, 2009. The decrease in other current liabilities was also due to decreases in warranty reserves and accrued liabilities.

The Company’s credit agreement, as amended, allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement, as amended, has an interest rate of LIBOR + 3.5%, expires on December 1, 2010, and is secured by substantially all assets of the Company. There were no amounts outstanding under the credit agreement as of December 25, 2009 and December 26, 2008. The credit agreement contains certain financial covenants, with which the Company was in compliance as of December 25, 2009. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers, would result in an event of default and could result in the acceleration of any amounts outstanding on the agreement, which in turn could lead to the inability to pay debts and the loss of control of certain assets.

Recent Accounting Pronouncements

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended December 25, 2009 that could significantly affect the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending legal proceedings to which the Company is party or to which any of its property is subject that the Company believes are material.

Item 1A.	Risk Factors

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

In the recent past, general worldwide economic conditions have experienced a dramatic downturn due to credit conditions, liquidity concerns, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. These conditions make it extremely difficult for the Company’s customers, the Company’s vendors, and the Company to accurately forecast and plan future business activities. In this time of extreme economic difficulties, the Company’s financial performance and prospects for growth are subject to heightened risks including, but not limited to, the risk that the poor and possibly worsening economic conditions could result in:

•	Vendors declaring bankruptcy or otherwise ceasing operations which could result in difficulties obtaining, or increases in the price of, components and materials required for Planar’s products;

•	A rapid or unexpected decrease in demand for the Company’s products which could reduce sales and/or result in the Company carrying excess inventories;

•	Difficulties in customers’ ability to obtain sufficient credit; and/or

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

The Company has taken measures to reduce costs in response to the worldwide economic downturn and the related decreases in revenue levels. If customer demand were to decline further, the Company might be unable to continue to adjust expense levels rapidly enough in response to falling demand or without changing the way in which it operates. If revenues were to decrease further and the Company was unable to adequately reduce expense levels, it might incur significant losses that could potentially adversely affect the Company’s overall financial performance and the market price of the Company’s common stock.

The Company’s operating results fluctuate significantly.

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

The Company faces intense competition.

Each of the markets served by the Company is highly competitive, and the Company expects this to continue and even intensify. The Company believes that over time this competition will have the effect of reducing average selling prices of its products. Certain of the Company’s competitors have substantially greater name recognition and financial, technical, marketing and other resources than the Company does. There is no assurance that the Company will not face additional competitors or that the Company’s competitors will not succeed in developing or marketing products that would render the Company’s products obsolete or noncompetitive. To the extent the Company is unable to compete effectively against its competitors, its business, financial condition and results of operations would be materially adversely affected. The Company’s ability to compete successfully depends on a number of factors, both within and outside its control. These factors include, but are not limited to:

•	the Company’s effectiveness in designing new product solutions, including those incorporating new technologies;

•	the Company’s ability to anticipate and address the needs of its customers;

•	the Company’s ability to develop innovative, new technologies;

•	the Company’s ability to develop effective technology;

•	the quality, performance, reliability, features, ease of use, pricing and diversity of the Company’s product solutions;

•	foreign currency fluctuations, which may cause competitors’ products to be priced significantly lower than the Company’s product solutions;

•	the quality of the Company’s customer services;

•	the effectiveness of the Company’s supply chain management;

•	the Company’s ability to identify new vertical markets and develop attractive products for them;

•	the Company’s ability to develop and maintain effective sales channels;

•	the rate at which customers incorporate the Company’s product solutions into their own products; and

•	product or technology introductions by the Company’s competitors.

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

The inability to obtain sufficient quantities of components and other materials necessary to produce the Company’s displays could result in reduced or delayed sales. The Company obtains much of the material it uses in the manufacture of its products from a limited number of suppliers, and it generally does not have long-term supply contracts with vendors. For some of this material the Company does not generally have a guaranteed alternative source of supply. In addition, given the Company’s cash management practices, vendors may not be willing to continue to ship materials on credit terms that are acceptable to the Company. As a result, the Company is subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. The Company has in the past and may in the future face difficulties ensuring an adequate supply of quality high resolution glass used in its products. In the future the Company may also face difficulties ensuring an adequate supply of the rear-projection screens used in certain video wall products. The Company is continually engaged in efforts to address this risk area. In addition, the U.S. International Trade Commission recently issued an exclusion order banning the import of certain LCD panels incorporated by the Company in certain of its specialty display products. While the Company is currently working with the vendor of such LCD panels to provide for a continued supply of such materials, the inability of the Company to continue to import adequate supplies of such panels, or products including such panels, could have a material adverse effect on the Company’s business, financial condition, and results of operations. For most of the Company’s products, vendor lead times significantly exceed its customers’ required delivery time causing the Company to order to forecast rather than order based on actual demand. Competition in the market continues to reduce the period of time customers will wait for product delivery. Ordering raw material and building finished goods based on the Company’s forecast exposes the Company to numerous risks including its inability to service customer demand in an acceptable timeframe, holding excess and obsolete inventory or having unabsorbed manufacturing overhead.

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

The Company may not be successful in its effort to enter new markets with new products and may experience losses selling into the High-end Home market.

The Company initially entered the High-end Home market with new Planar branded home theater products. Thereafter, the Company completed the acquisition of Runco, a leading brand in the custom home theater market. These are products and markets that were not part of business in the past and the Company has not and may continue not to execute its plans for these products and markets successfully. For instance, in 2008 the Company experienced reduced demand for its home theater products due to execution issues in connection with the integration of the Runco operations into the Company’s existing operations. The Company has also experienced weakened business and economic conditions in the United States that materially and adversely impacted its sales and profitability throughout 2008 and 2009. The Company has incurred significant restructuring charges related to the phase-out of Vidikron and Planar branded home theater products. In the future, the Company could incur additional restructuring charges and operating losses related to continued involvement in the High-end Home market.

Future viability of the manufacturing facility located in Espoo, Finland is based on continued demand for EL products.

The majority of the products manufactured at the Company’s facility located in Espoo, Finland are based on EL technology. If demand for EL technology-based products diminishes significantly in the future, it could become necessary to cease manufacturing operations at this facility, which would likely result in an impairment loss on the associated property, plant and equipment, and restructuring charges related to employee severance. The Company experienced lower demand for EL products in fiscal 2009 as compared to 2008. The decline in volumes resulted in unabsorbed manufacturing overhead, which negatively impacted the Company’s results of operations.

The Company faces risks associated with international operations.

The Company’s manufacturing, sales and distribution operations in Europe and Asia create a number of logistical and communications challenges. The Company’s international operations also expose the Company to various economic, political and other risks, including, but not limited to, the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	employee turnover or labor unrest;

•	lack of developed infrastructure;

•	difficulties protecting intellectual property;

•	risks associated with outbreaks of infectious diseases;

•	the burdens and costs of compliance with a variety of foreign laws;

•	political or economic instability in certain parts of the world;

•	effects of doing business in countries where the local currency is pegged to the currency of another country;

•	effects of doing business in currencies other than the Company’s functional currency; and

•	effects of foreign currency fluctuations on overall financial results.

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

The value of intangible assets may become impaired in the future.

The Company has intangible assets recorded on the balance sheet, which relate primarily to developed technology, patents, trademarks and tradenames, and customer relationships. The value of intangible assets represents the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The remaining $5.1 million of the intangible assets will be amortized over the useful lives of the respective assets of approximately 2.6 years and could, in the future, experience additional impairment. The estimated future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as occurred in fiscal 2008. A determination of impairment of intangible assets could result in a material charge to operations in a period in which an impairment loss is recognized, as occurred in fiscal 2008. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

On December 1, 2009 the Company entered into an amended and restated credit agreement which has a maximum borrowing capacity of $12 million and expires on December 1, 2010. As of December 25, 2009 the Company had no amounts outstanding under its credit agreement. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security under its credit agreement, which includes certain financial covenants, as discussed in Note 7—Borrowings in the Notes to the Consolidated Financial Statements in this report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2010. If the Company were unable to renew or extend this agreement, the Company may need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets.

A number of factors could impair Planar’s ability to successfully operate an acquired business, which could harm Planar’s business, financial condition and results of operations.

The Company has incurred significant costs associated with the acquisition of Runco and has now fully integrated Runco, which had previously operated independently as a private company. These costs included the goodwill and intangible impairment charges recorded in fiscal 2008. The Company believes that it may incur additional charges to operations, which are not currently reasonably estimable, in subsequent quarters associated with the activities of continuing to sell to the High-end Home market. If the benefits of the acquisition continue to not exceed the associated costs, or if completed integration activities are determined to have been improperly executed, Planar’s financial results and cash flows could suffer further and the market price of Planar’s common stock could continue to decline. The anticipated benefits of the Runco acquisition have not yet been, and may not be realized in the future.

Continuing to operate in the High-end Home market will continue to require significant efforts by Planar. The challenges involved in successfully operating in this market include, but are not limited to, the following:

•	consolidating product plans and coordinating research and development activities to permit efficient time-to-market introductions and time-to-volume production for new products and technologies;

•	creating adequate sales volume during the current period of economic distress to generate consistent profits and cash flow;

•	collecting cash from customer accounts;

•

maintaining uniform standards, controls, procedures and policies, including controls over quality assurance; and maximizing efficiency of operations by eliminating redundant functions, centralizing functions in appropriate locations to the extent possible and discontinuing unprofitable lines of business.

The risks of unsuccessful participation in the High-end Home market include:

•	disruption of Planar’s business

•	distraction of management; and

•	adverse financial results related to unanticipated expenses or losses.

The Company may experience losses selling desktop monitor and touch products.

The market for the Company’s desktop monitor and touch products is highly competitive and subject to rapid changes in prices and demand. The Company’s failure to successfully manage inventory levels or quickly respond to changes in pricing, technology or consumer tastes and demand could result in lower than expected revenue, lower gross margin and excess, obsolete and devalued inventories of its desktop monitor and touch products which could adversely affect the Company’s business, financial condition and results of operations. Market conditions were characterized by rapid declines in end user pricing during portions of 2005, 2006, 2007, and 2008. Such declines caused the Company’s inventory to lose value and trigger price protection obligations for channel inventory. Supply and pricing of LCD panels has been volatile in the past and may be in the future. This volatility, combined with lead times of five to eight weeks, may cause the Company to pay too much for products or suffer inadequate product supply.

The Company does not have long-term agreements with its resellers, who generally may terminate their relationship with the Company with little or no notice. Such action by the Company’s resellers could substantially harm the Company’s operating results. Revenue could decrease due to reductions in demand, competition, alternative products, pricing changes in the marketplace and potential shortages of products which would adversely affect the Company’s revenue levels and its results of operations. In addition, strategic changes made by the Company’s management to invest greater resources in specialty display markets could result in reduced revenue for desktop monitors and touch products.

The disposal or elimination of a product-line could result in unabsorbed overhead costs that must be absorbed by the Company’s remaining product-lines.

In the fourth quarter of fiscal 2008 the Company disposed of its subsidiary that sold products to the medical market and in the first quarter of 2009 the Company sold its digital signage software business. If the Company were to discontinue or substantially reduce its efforts to sell to any of its targeted end-markets, or to discontinue certain product lines, it may not be possible to eliminate all associated fixed overhead costs which would have to be absorbed by the revenues generated by selling its other products to the remaining targeted end-markets. This could potentially adversely affect the Company’s overall financial performance in the future.

Variability of customer requirements or losses of key customers may adversely affect the Company’s operating results.

The Company must provide increasingly rapid product turnaround and respond to ever-shorter lead times, while at the same time meet its customers’ product specifications and quality expectations. A variety of conditions, including bankruptcy and other conditions both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. These actions by a significant customer or by a set of customers could adversely affect the Company’s business. On occasion, customers require rapid increases in production, which can strain the Company’s resources and reduce margins. The Company may lack sufficient capacity at any given time to meet customers’ demands. Products sold to one customer comprised 11% of total consolidated sales in fiscal 2008. Sales to this customer were less than 10% in fiscal 2009. Sales to this customer, if lost, could have a material, adverse impact on the results of operations. If accounts receivable from a significant customer or set of customers became uncollectible, a resulting charge could have a material, adverse effect on operations, although the Company does maintain allowances for estimated losses resulting from the inability of its customers to make required payments.

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

The Company is exposed to a number of economic and industry factors that could result in write-offs of inventory. These factors include, but are not limited to, technological and regulatory changes in the Company’s markets, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, forecasting errors, new product introductions, quality issues with key suppliers, product phase-outs, future customer service and repair requirements, and the availability of key components from the Company’s suppliers. Additionally, while the Company does not generally enter into long-term purchasing commitments with its suppliers, there are certain suppliers of High-end Home products with which the Company has long-term purchasing commitments. These commitments could require the Company to purchase inventory it considers obsolete.

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

The Company may find it necessary to take legal action in the future to enforce or protect its intellectual property rights or to defend against claims of infringement. Litigation can be very expensive and can distract management’s time and attention, which could adversely affect the Company’s business. In addition, the Company may not be able to obtain a favorable outcome in any intellectual property litigation. Others could claim that the Company is infringing their patents or other intellectual property rights. In the event of an allegation that the Company is infringing on another’s rights, it may not be able to obtain licenses on commercially reasonable terms from that party, if at all, or that party may commence litigation against the Company. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect the Company’s business, financial condition and results of operations. For instance, a reseller of the Company’s IT products has recently notified the Company that a third party has demanded such reseller license certain technology in order to sell the Company’s products. In addition, the Company has been named in a lawsuit (among many other defendants) alleging infringement of a United States patent relating to stands for multiple displays. The Company is evaluating these claims and will vigorously defend itself against the assertion of any liability. While the Company would, in each instance, seek indemnification from the manufacturer of such products if it were found to be liable, a determination of liability against the Company could have an adverse impact on the Company’s business, financial condition, and results of operations.

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

The Company’s common stock is listed on The NASDAQ Global Market. In order to maintain that listing, the Company must satisfy financial and other continued listing requirements. For example, NASDAQ rules require that the Company maintain a minimum bid price of $1.00 per share for its common stock. The Company’s closing stock price was below the $1.00 minimum bid requirement from November 20, 2008 to April 22, 2009 and on April 30, 2009 and May 4, 2009. Ordinarily, if a company’s closing bid price is below $1.00 for thirty consecutive trading days, it receives a notice from NASDAQ that it is subject to delisting if it fails to regain compliance within six months following the date of the notice letter. However, NASDAQ suspended the $1.00 minimum bid requirement on October 16, 2008 and reinstated the requirement on August 3, 2009. Accordingly, the Company did not receive such a notice from NASDAQ. If in the future, the Company’s closing stock price were below $1.00 per share for 30 consecutive days it would expect to receive a notice from NASDAQ. In order to regain compliance, the Company would have to attain a bid price of at least $1.00 per share for a minimum of 10 consecutive business days prior to the expiration of six months from the date of the notice letter from NASDAQ. In addition, to retain its listing on The NASDAQ Global Market the Company must maintain minimum shareholders’ equity of $10.0 million and an aggregate market value of the Company’s common stock of $5.0 million. It is possible that the Company could cease to meet the minimum bid price requirement under NASDAQ rules or the other applicable continued listing requirements for The NASDAQ Global Market. If the Company fails to meet all applicable continued listing requirements of The NASDAQ Global Market in the future and NASDAQ determines to delist its common stock and the common stock is not eligible for quotation on another market or exchange, trading of the Company’s common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of the Company’s common stock, and there would likely also be a reduction in the Company’s coverage by security analysts and the news media, which could cause the price of its common stock to decline further. If an active trading market for the Company’s common stock is not sustained, it will be difficult for its shareholders to sell shares of the Company’s common stock without further depressing the market price of its common stock or at all. A delisting of the Company’s common stock also could make it more difficult for the Company to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.

The Company faces risks in connection with potential acquisitions.

The Company has made several acquisitions during its history. Not all of these acquisitions have been successful. It is possible that the Company will make additional acquisitions in the future. The Company’s ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of its implementation plans, the ability of management to oversee and effectively operate the combined operations and the Company’s ability to achieve desired operational efficiencies. The integration of businesses, personnel, product lines and technologies is often difficult, time consuming and subject to significant risks. For example, the Company could lose key personnel from companies that it acquires, incur unanticipated costs, lose major sources of revenue, fail to integrate critical technologies, suffer business disruptions, fail to capture anticipated synergies, or fail to establish satisfactory internal controls. Any of these difficulties could disrupt the Company’s ongoing business, distract management and employees, increase expenses and decrease revenues. Furthermore, the Company might assume or incur additional debt or issue additional equity securities to pay for future acquisitions. Additional debt may negatively impact the Company’s financial results and increase its financial risk, and the issuance of any additional equity securities could dilute the Company’s then existing shareholders’ ownership. In addition, in connection with any future acquisitions, the Company could:

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

In the Company’s Custom and Embedded market, the Company designs and manufactures display solutions that its customers incorporate into their products. As a result, the Company’s success partly depends upon the market acceptance of its customers’ products. Accordingly, the Company must identify industries that have significant growth potential and establish relationships with customers who are successful in those industries. Failure to identify potential growth opportunities or establish relationships with customers who are successful in those industries would adversely affect the Company’s business. Dependence on the success of products of the Company’s customers exposes the Company to a variety of risks, including, but not limited to, the following:

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

The Company’s operations are subject to environmental and various other regulations in each of the jurisdictions in which it conducts business. Some of the Company’s products use substances, such as lead, that are highly regulated or will not be allowed in certain jurisdictions in the future. The Company has redesigned certain products to eliminate such substances in its products. In addition, regulations have been enacted in certain jurisdictions which impose restrictions on waste disposal of electronic products and electronics recycling obligations. If the Company fails to comply with applicable rules and regulations in connection with the use and disposal of such substances or other environmental or recycling legislation, it could be subject to significant liability or loss of future sales.

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

Item 4.	Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders was held November 20, 2009, at which the following action was taken by a vote of shareholders:

Action	For	Against	Abstain
Adoption of the Planar Systems, Inc. 2009 Incentive Plan	15,898,984	1,502,836	111,679

Item 6.	Exhibits

(a)

10.1	Form for Performance Share Amendment and Form for Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, Douglas Barnes, and Stephen Going*

10.2	Form for Restricted Stock Notice between Planar Systems, Inc. and Perkel, E. Scott Hildebrandt, Douglas Barnes, and Stephen Going*

10.3	Planar Systems, Inc. 2009 Incentive Plan*

10.4	Amended and Restated Credit Agreement Dated as of December 1, 2009 between Planar Systems, Inc. and Bank of America, N.A. (1)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 7, 2009.
*	This exhibit constitutes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: February 3, 2010	/s/ SCOTT HILDEBRANDT
Scott Hildebrandt
Vice President and Chief Financial Officer