Form 10-Q
period 2010-03-26
PLANAR SYSTEMS INC
filed 2010-05-05
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended March 26, 2010

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

Number of common stock outstanding as of April 30, 2010

19,950,639 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	Mar. 26, 2010	Mar. 27, 2009	Mar. 26, 2010	Mar. 27, 2009
Sales	$39,732	$36,543	$82,736	$85,638
Cost of sales	30,351	27,242	63,463	64,092

Gross profit	9,381	9,301	19,273	21,546
Operating expenses:
Research and development, net	2,732	2,098	5,036	5,085
Sales and marketing	5,875	5,342	11,098	12,515
General and administrative	4,005	5,208	8,380	10,602
Amortization of intangible assets	622	622	1,244	1,442
Impairment and restructuring charges (Note 2)	—	1,321	3,388	1,867
Gain on sale of assets (Note 9)	—	(2,850)	—	(8,361)

Total operating expenses	13,234	11,741	29,146	23,150

Loss from operations	(3,853)	(2,440)	(9,873)	(1,604)
Non-operating income (expense):
Interest, net	(5)	(18)	(10)	(48)
Foreign exchange, net	743	397	1,224	921
Other, net	57	1	11	99

Net non-operating income	795	380	1,225	972

Loss before income taxes	(3,058)	(2,060)	(8,648)	(632)
Provision (benefit) for income taxes (Note 4)	534	643	(2,340)	1,169

Net loss	$(3,592)	$(2,703)	$(6,308)	$(1,801)

Net loss per share
Basic	$(0.19)	$(0.15)	$(0.34)	$(0.10)

Diluted	$(0.19)	$(0.15)	$(0.34)	$(0.10)

Average shares outstanding—basic	18,925	18,370	18,807	18,263
Average shares outstanding—diluted	18,925	18,370	18,807	18,263

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	Mar. 26, 2010	Sept. 25, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,385	$30,722
Accounts receivable, net of allowance for doubtful accounts of $1,728 and $2,367	22,826	26,561
Inventories	31,991	30,399
Other current assets	3,479	4,484

Total current assets	90,681	92,166
Property, plant and equipment, net	6,109	7,237
Goodwill	—	3,428
Intangible assets, net	4,479	5,723
Other assets	2,283	2,408

	$103,552	$110,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,383	$9,837
Current portion of capital leases	4	115
Deferred revenue	2,194	1,571
Other current liabilities	20,395	22,576

Total current liabilities	35,976	34,099
Other long-term liabilities	4,335	5,452

Total liabilities	40,311	39,551
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock	179,586	178,644
Retained earnings (deficit)	(113,994)	(107,210)
Accumulated other comprehensive loss	(2,351)	(23)

Total shareholders’ equity	63,241	71,411

	$103,552	$110,962

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six months ended
	Mar. 26, 2010	Mar. 27, 2009
Cash flows from operating activities:
Net loss	$(6,308)	$(1,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,834	3,385
Impairment and restructuring charges	3,388	1,867
Deferred taxes	(874)	—
Share based compensation	940	3,102
Gain on sale of assets	—	(8,361)
Decrease in accounts receivable	3,083	17,605
(Increase) decrease in inventories	(2,523)	784
Decrease in other current assets	804	155
Increase (decrease) in accounts payable	3,706	(11,176)
Increase in deferred revenue	454	194
Decrease in other current liabilities	(1,164)	(5,771)

Net cash provided by (used in) operating activities	4,340	(17)
Cash flows from investing activities:
Purchase of property, plant and equipment	(700)	(313)
Proceeds from sale of assets, net	—	9,289
Decrease in long-term assets	—	182
Decrease in long-term liabilities	(171)	—

Net cash provided by (used in) investing activities	(871)	9,158
Cash flows from financing activities:
Payments of capital lease obligations	(98)	(120)
Value of shares withheld for tax liability	(475)	(113)
Net proceeds from issuance of capital stock	—	146

Net cash used in financing activities	(573)	(87)
Effect of exchange rate changes	(1,233)	(496)

Net increase in cash and cash equivalents	1,663	8,558
Cash and cash equivalents at beginning of period	30,722	14,915

Cash and cash equivalents at end of period	$32,385	$23,473

Supplemental cash flow disclosure
Equipment financed with a capital lease	$—	$351

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in such financial statements has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 25, 2009. All references to a year or a quarter in these notes are to the Company’s fiscal year or quarter in the period stated.

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

Note 2 - IMPAIRMENT AND RESTRUCTURING CHARGES

No impairment or restructuring charges were recorded in the second quarter of 2010. During the first quarter of 2010 the Company determined that its goodwill was impaired, and therefore recorded a $3,428 charge to write-off this balance. The goodwill impairment charge was recorded as a result of the impairment test conducted during the first quarter of 2010 following the Company’s restructuring that resulted in one operating segment, which constituted a triggering event as described by paragraph 35-10 of the FASB Accounting Standards Codification™ (“ASC” or “the Codification”) Subtopic 350-20 “Goodwill.” The impairment test considered the Company’s average share price over a reasonable period of time, and current projections of the underlying discounted cash flows of the Company. Neither of these approaches supported the carrying value of the asset.

During the first quarter of 2010 the Company determined that the severance benefits related to previously recorded restructuring charges would be less than initially estimated and reduced the liability to reflect the current estimate of amounts to be paid. This revision was recorded as a $40 reduction in operating expenses for the three months ended December 25, 2009.

The restructuring charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities
Balance as of September 25, 2009	$2,397	$336
Reclassification from vacation liability	208	—
Revisions to original estimate	(40)	—
Cash paid	(1,222)	—

Balance as of March 26, 2010	$1,343	$336

Note 3 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Mar. 26, 2010	Sept. 25, 2009
Raw materials	$12,451	$9,609
Work in process	4,039	4,150
Finished goods	15,501	16,640

	$31,991	$30,399

Note 4 - INCOME TAXES

The provision (benefit) for income taxes for the second quarter of 2010 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision (benefit) for income taxes is the result of a mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax expense of $534 for the three months ended March 26, 2010 was driven by taxes on foreign operation.

The tax benefit of $2,340 for the six months ended March 26, 2010 included a $2,142 benefit recognized as a result of recently passed tax legislation. In the first quarter of 2010, tax legislation H.R. 3548 the “Worker, Homeownership, and Business Assistance Act of 2009” became law (Public Law 111-92). This legislation provides taxpayers a one-time election to carry back certain Net Operating Losses for an extended period. As a result of this legislation the Company was able to utilize a portion of its Net Operating Losses that no longer require a valuation allowance, resulting in the benefit recognized in the first quarter of 2010. Additionally, the tax benefit included an $874 one-time benefit related to the goodwill write-off that occurred in the first quarter of 2010, as discussed in Note 2—Impairment and Restructuring Charges.

The 17.5% tax expense for the three months ended March 26, 2010 differs from the federal statutory rate largely as a result of the tax on the Company’s Finnish operations. Other significant factors include the valuation allowance on the Company’s United States and French deferred tax assets, the provision for state income taxes, and the effects of the Company’s operations in foreign jurisdictions with different tax rates.

The Company establishes a valuation allowance for deferred tax assets, when it is more likely than not that such deferred tax assets will not be realized. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its United States and French deferred tax assets. As of March 26, 2010 the valuation allowance was still in place. While the valuation allowance was still in place for financial statement purposes as of March 26, 2010, a valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

As of March 26, 2010 there have been no material changes to the amount of unrecognized tax benefits under ASC Topic 740, “Income Taxes” (“ASC Topic 740”). The Company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

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

Note 5 - SHAREHOLDERS’ EQUITY

In the first quarter of 2010 the Company adopted the 2009 Incentive Plan (the “2009 Plan”). This Plan replaced the Company’s 1993 Stock Incentive Plan, the 1996 Stock Incentive Plan, the 1999 Non-Qualified Stock Option Plan, the 2007 New Hire Incentive Plan, the Clarity Visual Systems, Inc. 1995 Plan and Non-Qualified Stock Option Plan as well as any individual inducement awards, which are collectively referred to as the “Prior Plans.” The 2009 Plan authorizes the issuance of 1,300,000 shares of common stock. In addition, up to 2,963,375 shares subject to awards outstanding under the Prior Plans may become available for issuance under the 2009 Plan to the extent that these shares cease to be subject to the awards (such as by expiration, cancellation or forfeiture of the awards). The maximum number of shares that may be issued under the 2009 Plan is 4,263,375 shares, including shares that may become available from the Prior Plans.

Stock options

The 2009 Plan provides for the granting of stock options. Options granted generally vest and become exercisable over a three year period and expire seven to ten years after the date of grant.

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 25, 2009	1,557,124	$9.79
Granted	—	—
Exercised	(2,212)	0.03
Forfeited	(21,420)	9.31
Expired	(207,414)	7.18

Options outstanding at March 26, 2010	1,326,078	$10.22

No options were exercised during the second quarter of 2010. As of March 26, 2010 the total intrinsic value of options outstanding was $13 and the options had a remaining contractual term of 4.6 years. As of March 26, 2010 there were 1,318,855 options exercisable with a weighted average exercise price of $10.24 per share, an aggregate intrinsic value of $13, and a weighted average contractual life of 4.6 years.

Restricted stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”)). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, and Vice Presidents, which vest according to improvements in the Company’s share price, the shares issued generally vest over a one- to three-year period, upon meeting objective performance conditions or the passage of time.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 25, 2009	1,330,444	$4.92
Granted	715,900	2.44
Vested	(582,856)	1.93
Canceled	(94,418)	5.83

Restricted stock outstanding at March 26, 2010	1,369,070	$4.19

Employee Stock Purchase Plan

In fiscal 2005, the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (“ESPP” or “the Plan”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. In the second quarter of 2010, the shareholders of the Company approved an amendment to the Plan which increased the number of shares of Common Stock that may be purchased under the Plan from 400,000 shares to 1,400,000 shares. At March 26, 2010, approximately 1,000,000 shares remain available for purchase.

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payments awards for the three and six months ended March 26, 2010 and March 27, 2009. The expense was allocated as follows:

	Three Months Ended Mar. 26, 2010	Three Months Ended Mar. 27, 2009	Six Months Ended Mar. 26, 2010	Six Months Ended Mar. 27, 2009
Cost of sales	$32	$(18)	$108	$32

Research and development	$58	$69	$130	$144
Sales and marketing	141	366	304	916
General and administrative	207	919	398	2,010

Share based compensation expense included in operating expenses	$406	$1,354	$832	$3,070

Share based compensation expense related to employee stock options and restricted stock awards	$438	$1,336	$940	$3,102

Compensation expense was calculated based on the fair value of employee stock options and restricted stock awards on the day of grant. The Company calculated the fair value of employee stock options using the Black-Scholes model. Certain restricted stock awards vest according to the achievement of specific goals that are directly tied to continued improvements in the share price of the Company. The value of these awards was determined by use of a Monte Carlo simulation model. The fair value of all other restricted stock awards was calculated based on the Company’s closing share price on the day of grant. As share based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on historical and anticipated future experience.

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the three and six months ending March 26, 2010 averaged 18,925,000 and 18,807,000, respectively. Basic shares outstanding for the three and six months ending March 27, 2009 averaged 18,370,000 and 18,263,000, respectively. ASC Topic 260, “Earnings Per Share,” (“ASC Topic 260”) requires that employee equity share options, nonvested shares, and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of unvested shares and in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized for options and restricted stock, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the money employee stock options or nonvested shares as of March 26, 2010 due to the Company incurring a net loss for both the three and six months then ended.

Note 6 - OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Mar. 26, 2010	Sept. 25, 2009
Warranty reserve	$3,961	$4,300
Income taxes payable	2,559	1,259
Accrued compensation	8,005	9,614
Other	5,870	7,403

Total	$20,395	$22,576

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months.

Reconciliation of the changes in the warranty reserve is as follows:

	Three months ended	Six months ended
	Mar. 26, 2010
Balance as of beginning of period	$4,133	$4,300
Cash paid for warranty repairs	(864)	(1,737)
Provision for current period sales	692	1,398

Balance as of end of period	$3,961	$3,961

Note 7 - BORROWINGS

The Company’s credit agreement, as amended on December 1, 2009, allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement, as amended, has an interest rate of LIBOR + 3.5%, expires on December 1, 2010, and is secured by substantially all assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of March 26, 2010 and September 25, 2009. The credit agreement contains certain financial covenants, with which the Company was in compliance as of March 26, 2010. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers, would result in an event of default and could result in the acceleration of any amounts outstanding on the agreement, which in turn could lead to the inability to pay debts and the loss of control of certain assets.

Note 8 - BUSINESS SEGMENTS

Historically the Company had been organized based on various display businesses and had reported four reportable segments: Industrial, Commercial, Control Room and Signage, and Home Theater. Under this structure the internal information provided to the Company’s chief operating decision-maker included full income statement and balance sheet information for each of these reported segments. In the first quarter of fiscal 2010 the Company implemented a new organizational structure and compensation system which eliminated the Company’s historical “business segment” structure, allowing a move to a leaner functional organization focused on driving overall results for the Company rather than focusing on business segment performance.

The Company evaluated the impact of these and other changes on its segment reporting and determined that the Company now has one operating segment as defined by ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) and as such, the Company discloses detailed financial information (other than various market-based revenue breakdowns) for its consolidated results. As a result, the financial statement information provided in this report for the three and six months ended March 26, 2010 and March 27, 2009 has been presented to reflect one reportable segment, reflecting Planar’s consolidated results.

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

In the first quarter of 2009 the Company sold its digital signage software assets in two transactions. In November 2008 the Company sold certain assets related to digital signage software for gaming applications to Bally Gaming, Inc. In December 2008 the Company sold the remaining digital signage software assets to CS Software Holdings LLC. As a result of these transactions the Company recorded a gain on sale of $5,511. The gain on sale recognized was net of transaction costs which consisted primarily of legal and investment banking fees. The sale of these assets did not constitute the disposal of a component of the Company as defined by ASC Topic 205, “Component of an Entity,” (“ASC Topic 205”) and, accordingly, results related to the sale of digital signage software products have not been reclassified to discontinued operations.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. These and other forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: poor or further weakened domestic and international business and economic conditions; weakening in the demand for the Company’s products; any reduction in or delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; any inability to reduce costs at all or to reduce costs quickly enough, in either case, in response to reductions in revenue; changes in the flat-panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods; final settlement of various contractual liabilities; future production variables impacting excess inventory and other risk factors described under Part II, Item 1A. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except for the adoption of Accounting Standards Update No. 2009-13, the adoption of FAS 141 (R) and FAS 160, which were incorporated into the Codification within ASC Topic 805 “Business Combinations” and the adoption of Staff Position No. FAS 142-3 which was incorporated into the Codification within ASC Topic 350 “Intangibles—Goodwill and Other,” as described below, the Company reaffirms the critical accounting policies and use of estimates reported in its Form 10-K for the year ended September 25, 2009.

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

On September 26, 2009 the Company adopted the provision of FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This pronouncement amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This pronouncement aims to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R). The provisions of FSP 142-3 were incorporated into the Codification within ASC Subtopic 350-30 “General Intangibles other than Goodwill.” Adoption of these provisions did not have an impact on the Company’s financial statements for the three and six months ended March 26, 2010 and is not expected to have a material effect on its financial statements in future periods.

On September 26, 2009 the Company adopted the provisions of Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides amendments to the criteria in ASC Subtopic 605-25, “Revenue recognition—Multiple-element Arrangements,” for separate consideration in multiple-deliverable arrangements and expands the disclosures related to multiple-deliverable revenue arrangements. This update eliminates the use of the residual method for arrangement with multiple deliverables and requires Companies to allocate revenue using the relative selling price method and applies to transactions that originated or were materially modified after September 25, 2009. Adoption of the provisions of this update did not have a material impact on the revenue recognized in the three and six months ended March 26, 2010. If the new accounting standard had been applied in the same manner to the fiscal year ended September 25, 2009, there would not have been a material impact on revenues for that fiscal year. The new accounting guidance for revenue recognition is not expected to have a significant effect on the timing and pattern of revenue recognition in the future.

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

Unless context otherwise requires, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Planar,” refer to Planar Systems, Inc. and, unless the context requires otherwise, includes all of the Company’s consolidated subsidiaries.

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

Custom and Embedded

The Company leverages its historical core competency in Electroluminescent (“EL”) technologies and employs these technologies to focus on providing customized, embedded and ruggedized displays to Original Equipment Manufacturers (“OEMs”) and other system suppliers. Key technologies used in products sold to this market also include customized Active-Matrix Liquid Crystal Display (“AMLCD”) panels. These technologies are used in a variety of applications and industries including instrumentation, medical equipment, vehicle dashboards, indoor and outdoor digital signage, and military applications, all of which require functionality in demanding usage conditions such as rugged outdoor conditions, extreme temperatures, instances where shaking or shock is expected, or applications that necessitate 3-D imaging.

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

Information Technology (IT)

Planar capitalizes on its strong supply chain, logistics, and distribution relationships to sell a variety of primarily LCD based displays to the IT market. These strong relationships give the Company the ability to drive revenues in a number of product categories, including desktop monitors, touch displays, widescreen monitors, and front projection equipment through its network of IT resellers.

High-end Home

The Company serves the high-end home market with its high-performance home theater front projection systems, video processing equipment, large-format thin displays, and accessories. The Company has sold these products under the Runco brand since May 2007 when it acquired the business assets of Runco International, Inc., an industry leader in high-end, luxury video products. Planar’s Runco products are primarily sold to its established network of custom home installation dealers in the United States.

Overview

The Company recorded sales of $39.7 million in three months ended March 26, 2010 (the “second quarter of 2010”), which was an increase of $3.2 million or 8.7% compared to sales of $36.5 million in the three months ended March 27, 2009 (the “second quarter of 2009”). The increase in sales in the second quarter of 2010 was primarily the result of increased sales of customized digital signage display products, LCD video wall systems and touch monitors. In the six months ended March 26, 2010 (the “first six months of 2010”), sales were $82.7 million, compared to $85.6 million in sales during the six months ended March 27, 2009 (the “first six months of 2009”). The decrease in sales of $2.9 million or 3.4% in the first six months of 2010 was due to a decrease in sales of high-end home theater products, which continues to be negatively impacted by adverse economic conditions such as low housing starts and reduced discretionary spending; and a decrease in sales of rear-projection cubes, which continues to be negatively affected by soft demand.

In the second quarter of 2010 net loss was $3.6 million or $0.19 per share as compared to a net loss of $2.7 million or $0.15 per share in the second quarter of 2009. For the first six months of 2010, net loss was $6.3 million or $0.34 per share as compared to a net loss of $1.8 million or $0.10 per share in the first six months of 2009. The additional loss of $4.5 million was primarily the result of a decrease in sales as noted above and an increase in operating expenses in the first six months of 2010 as compared to the same period of the prior year. The increase in operating expenses was primarily due to the gain on sale of assets recorded in the first six months of 2009, which reduced operating expenses by $8.4 million in that period.

In the second quarter of 2010, loss from operations was $3.9 million as compared to a loss from operations of $2.4 million in the second quarter of 2009. The loss from operations for the second quarter of 2010 was due to an increase in operating expenses in the second quarter of 2010 as compared to the same period of the prior year, which was primarily the result of the gain on sale of assets recognized in the second quarter of 2009, which reduced operating expenses in that period. For the first six months of 2010, loss from operations was $9.9 million as compared to $1.6 million loss from operations in the first six months of 2009. The additional $8.3 million of loss was due to an increase in operating expenses and also due to a decrease in gross profit in the first six months of 2010 as compared to the same period of the prior year. Operating expenses increased as compared to the same period of 2009 primarily due to the gain on sale of assets recognized in the first six months of 2009, which reduced operating expenses by $8.4 million in that period. Operating expenses also increased due to an increase in impairment and restructuring expenses. These increases were partially offset by decreases in general and administrative and sales and marketing expenses. The decrease in gross profit was primarily due to an unfavorable product mix, and lower estimates of inventory value due to the transition from lamp-based to LED-based rear-projection cubes.

The Company believes some of its end markets and demand for its product offerings are still being impacted negatively by a variety of factors including the continued impact of the macro-economic slow-down on home construction and also the impact of product technology transitions and overall market softness for rear projection cubes. However some products and markets, specifically digital signage, custom and embedded, and touch displays have continued to show signs of improvement. The Company has been making additional expenditures associated with new initiatives in product development as well as sales and marketing to better position the Company to capitalize on opportunities in these markets and to drive revenue growth.

Sales

The Company’s sales of $39.7 million in the second quarter of 2010 increased as compared to $36.5 million in the second quarter of 2009. The increase of $3.2 million or 8.7% was primarily due to a 390% increase in volumes of customized digital signage display products sold, a 100% increase in volumes of LCD video wall systems sold and a 24.1% increase in volumes of touch monitors sold in the second quarter of 2010, as compared to the same period of the prior year. These increases were partially offset by lower sales of high-end home theater products and rear-projection cubes due primarily to 43.0% and 35.7% decreases in volumes, respectively. The decrease in volumes of high-end home theater products was partially offset by a 34.4% increase in average selling prices of these products in the second quarter of 2010 as compared to the second quarter of 2009. Average selling prices of rear-projection cubes decreased 10.0% in the second quarter of 2010 as compared to the same period of the prior year. Changes in average selling prices were the result of changes in product mix, with increases in average selling prices of high-end home products resulting from a relative increase in sales of higher priced products, rather than from price increases in the second quarter of 2010 as compared to the second quarter of 2009. Changes in average selling prices of rear-projection cubes were similarly impacted by a relative increase in sales of lower priced products, rather than from price decreases in the second quarter of 2010 as compared to the same period of the prior year. Sales of high-end home theater products were negatively impacted by the continued macro-economic slowdown as it relates to home construction. Sales of rear projection cubes were negatively impacted by product technology transitions and overall market softness in the United States and Europe, where the Company’s operations are focused.

Sales for the first six months of 2010 were $82.7 million, as compared to $85.6 million in the first six months of 2009. The decrease of $2.9 million or 3.4% was primarily due to a decrease in sales of high-end home theater products and rear-projection cubes due to decreases in volumes of 43.8% and 26.9%, respectively. The decrease in volumes of high-end home theater products was partially offset by a 26.5% increase in average selling prices of these products in the first six months of 2010 as compared to the same period of the prior year. Average selling prices of rear-projection cubes decreased 10.9% in the first six months of 2010 as compared to the same period of the prior year. Changes in average selling prices of high-end home products and rear-projection cubes were the result of changes in product mix, as discussed above. The decrease in sales in the first six months of 2010 was also due to a decrease in sales of digital signage software products, which were not sold subsequent to the first quarter of 2009. These decreases were partially offset by a 75.6% increase in the sale of customized digital signage display products.

International sales increased $0.5 million or 4.8% to $10.6 million in the second quarter of 2010 as compared to $10.1 million in the same quarter of the prior year. The increase in international sales in the second quarter of 2010 was due primarily to increased demand for the Company’s products in countries outside of the United States, as well as the Euro strengthening against the U.S. Dollar in the second quarter of 2010 as compared to the second quarter of 2009. International sales were $24.1 million for the first six months of 2010 compared to $21.8 million for the same period of 2009. This increase of $2.3 million or 10.4% was primarily a result of unusually low international sales in the first quarter of 2009, as well as increased demand and changes in foreign currency exchange rates as discussed above. As a percentage of total sales, international sales decreased to 26.7% in the second quarter of 2010 as compared to 27.7% in the second quarter of 2009. For the first six months of 2010, international sales as a percentage of total sales were 29.1%, compared to 25.4% in the same period of 2009. The Company does not have material sales in any particular country outside the United States.

Gross Profit

Gross profit as a percentage of sales decreased to 23.6% in the second quarter of 2010 from 25.5% in the second quarter of 2009. Total gross profit increased $0.1 million or 0.9% to $9.4 million in the second quarter of 2010 as compared to $9.3 million in the same period of the previous year. The decrease in gross profit as a percentage of sales was primarily due to an unfavorable product mix resulting from lower sales of higher margin command and control room rear-projection cubes as well as lower estimates of existing inventory value as these products transition from lamp-based to LED-based platforms.

For the first six months of 2010, total gross profit decreased $2.2 million or 10.5% to $19.3 million, from $21.5 million in the first six months of 2009. Gross profit as a percentage of sales was 23.3% for the first six months of 2010, which was a decrease from a gross profit percentage of 25.2% in the same period of 2009. Gross profit decreased in the first half of 2010 primarily due to reasons discussed above, and also due to the changes in product mix as a result of the sale of the Company’s digital signage software assets, which occurred in the first quarter of 2009.

Research and Development

Research and development expenses increased $0.6 million or 30.2% to $2.7 million in the second quarter of 2010 from $2.1 million in the same quarter of the prior year. The increase was primarily the result of an increase in headcount and increased spending on project supplies to support new design wins. The Company has been opportunistically investing in research and development to drive future growth, especially as new design opportunities emerge or are won. For the first six months of 2010, research and development expenses decreased $0.1 million or 1.0% to $5.0 million from $5.1 million in the same period of the prior year. The decrease was primarily the result of the sale of the digital signage software assets during the first quarter of 2009 which had relatively high software engineering costs. These decreases were partially offset by increased spending and headcount due to new product design wins or opportunities.

As a percentage of sales, research and development expenses increased to 6.9% in the second quarter of 2010 as compared to 5.7% in the same period of the prior year, due to the reasons discussed above. As a percentage of sales, research and development expenses increased to 6.1% in the first six months of 2010 compared to 5.9% in the first six months of 2009.

Sales and Marketing

Sales and marketing expenses increased $0.6 million or 10.0% to $5.9 million in the second quarter of 2010 as compared to $5.3 million in the same quarter of the prior year. This increase was primarily due to targeted increases in headcount and program spending in an effort to drive growth and market penetration. For the first six months of 2010, sales and marketing expenses were $11.1 million, as compared to $12.5 million in 2009. The decrease of $1.4 million, or 11.3%, was due to lower commissions as a result of lower sales and due to the sale of the digital signage software assets which occurred in the first quarter of 2009. These decreases were partially offset by increases in sales and marketing expenses in the second quarter of 2010 as discussed above.

As a percentage of sales, sales and marketing expenses increased to 14.8% in the second quarter of 2010 as compared to 14.6% in the same period of the prior year, due to reasons discussed above. Sales and marketing expenses, as a percentage of sales, decreased to 13.4% in the first six months of 2010 as compared to 14.6% in the same period of the prior year.

General and Administrative

General and administrative expenses decreased $1.2 million or 23.1% to $4.0 million in the second quarter of 2010 from $5.2 million in the same period of the prior year. The decrease in general and administrative expenses were primarily due to a decrease in share based compensation and also due to reductions in headcount and other third party costs as a result of the Company’s initiatives to reduce administrative overhead. For the first six months of 2010, general and administrative expenses decreased $2.2 million or 21.0% to $8.4 million from $10.6 million in the same period of the prior year. The six month decrease in general and administrative expenses was primarily due to a decrease in share based compensation and also due to reduced headcount and lower spending in administrative overhead.

As a percentage of sales, general and administrative expenses decreased to 10.1% in the second quarter of 2010 from 14.3% in the same period of the prior year. In the first six months of 2010, general and administrative expenses, as a percentage of sales, decreased to 10.1% from 12.4% for the same period of 2009.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets were $0.6 million in the second quarters of both 2010 and 2009. In the first six months of 2010, amortization expenses were $1.2 million, compared to $1.4 million in the same period of 2009. The decrease in amortization expense for the six months ended March 26, 2010 was due to the sale of the digital signage software assets in the first quarter of 2009 as the associated intangible assets are no longer reflected on the Company’s balance sheet. At March 26, 2010 the consolidated identifiable intangible assets subject to amortization, net of accumulated amortization, consisted of $2.3 million for developed technology, $2.0 million for customer relationships, and $0.2 million for trademarks and tradenames. These assets are being amortized over their remaining estimated useful lives of approximately 2.4 years. When these assets were acquired, the amortization periods were between four and seven years.

Impairment and Restructuring Charges

No impairment or restructuring charges were incurred in the second quarter of 2010. During the first quarter of 2010 the Company recorded $3.4 million in impairment and restructuring charges. As discussed in Note 2 to the financial statements, the charges consisted primarily of a charge to write-off the goodwill previously reflected on the Company’s balance sheet as it was determined to be impaired. Comparatively, in the second quarter of 2009 the Company recorded $1.3 million in net restructuring charges related to severance benefits for the termination of certain employees. During the first six months of 2009 the Company recorded $1.9 million in net restructuring charges. No impairment charges were recorded in the first six months of 2009.

Gain on Sale of Assets

The Company did not sell assets in the second quarter of 2010. In the second quarter of 2009 the Company sold certain patents that were not currently used in the Company’s products or research and development projects. These patents were internally developed and were not recorded as assets on the Company’s balance sheet. As a result of the sale, the Company recorded a gain on sale of $2.9 million. The gain on sale recognized was net of transaction costs that were comprised primarily of legal and brokerage fees.

During the first quarter of 2009 the Company recorded a $5.5 million gain on the sale of the digital signage assets sold to Bally Gaming Inc. and CS Software Holdings LLC in two separate transactions. The gain recognized on these transactions was net of transaction costs, comprised primarily of legal and investment banking fees.

Total Operating Expenses

Total operating expenses increased $1.5 million or 12.7% to $13.2 million in the second quarter of 2010, from $11.7 million in the same period of the prior year. The increase in operating expenses was due in part to the gain on sale of assets recorded in the second quarter of 2009, which reduced operating expenses by $2.9 million. Comparatively, the Company did not sell assets in the second quarter of 2010. These increases were also due to increases in research and development and sales and marketing expenses, which were partially offset by decreases in general and administrative expenses and impairment and restructuring charges.

For the first six months of 2010, total operating expenses increased $5.9 million or 25.9% to $29.1 million compared to $23.2 million in the same period of the prior year. The increase in operating expenses was primarily due to the impairment charges recognized in the first quarter of 2010 and also due to the gain on sale recognized in the first and second quarters of 2009. As discussed in Note 2, the Company determined in the first quarter of 2010 that its goodwill was impaired and recorded a $3.4 million charge to write-off the goodwill balance. The Company did not sell any assets in the first half of 2010, compared to the gain of $8.4 million from the sale of assets in the first half of 2009. These increases were partially offset by decreases in general and administrative, sales and marketing, and research and development expenses, as well as due to a decrease in expenses related to the amortization of the Company’s intangible assets.

As a percentage of sales, total operating expenses increased to 33.3% in the second quarter of 2010 from 32.1% in the same period of the prior year. As a percentage of sales, operating expenses increased to 35.2% in the first six months of 2010 from 27.0% in the first six months of 2009.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign exchange gain or loss and other income or expense. Net interest expense was $5 thousand in the second quarter of 2010 as compared to $18 thousand in the same period of the prior year. For the first six months of 2010, net interest expense was $10 thousand as compared to $48 thousand in the first six months of 2009.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign currency exchange gains amounted to net gains of $0.7 million and $0.4 million in the second quarter of 2010 and 2009, respectively. In the first six months of 2010 foreign currency exchange gains amounted to a net gain of $1.2 million as compared to a net gain of $0.9 million in the first six months of 2009.

Net other income was $0.1 million in the second quarter of 2010 as compared to net other income of $1 thousand in the second quarter of 2009. For the first six months of 2010, net other income was $11 thousand, compared to $0.1 million in the first six months of 2009.

Provision (Benefit) for Income Taxes

In the second quarter of 2010 the Company recorded an income tax expense of $0.5 million on a pretax loss of $3.1 million, a negative effective tax rate of 17.5%. Comparatively, income tax expense was $0.6 million in the second quarter of 2009 on pretax loss of $2.1 million, a negative effective tax rate of 31.2%. The tax expense for the second quarter of 2010 was largely driven by taxes in foreign jurisdictions.

For the first six months of 2010, the Company recorded an income tax benefit of $2.3 million on a pre-tax loss of $8.6 million. Comparatively, income tax expense was $1.2 million in the first six months of 2009, on pretax loss of $0.6 million. The effective tax rates for the six months ended March 26, 2010 and March 27, 2009 were 27.1% and negative 185.0%, respectively. The tax provision for the six months ended March 26, 2010 was significantly impacted by a one-time benefit related to the Company’s utilization of net operating losses (NOL’s) under the recently enacted H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009.” Under the new NOL carryback provisions, the Company recorded a $2.1 million tax benefit. Additionally, the tax benefit included a $0.9 million one-time benefit related to the goodwill write-off that occurred in the first quarter of 2010.

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

Net Income

In the second quarter of 2010 net loss was $3.6 million or $0.19 per basic and diluted share. In the second quarter of 2009, net loss was $2.7 million or $0.15 per basic and diluted share. For the first six months of 2010, net loss was $6.3 million or $0.34 per basic and diluted share, compared to net loss of $1.8 million or $0.10 per basic and diluted share in the first six months of 2009.

Liquidity and Capital Resources

Net cash provided by operating activities was $4.3 million for the first six months of 2010 as compared to cash used in operating activities of $17 thousand for the first six months of 2009. The net cash provided by operations in the first six months of 2010 related primarily to the decrease in accounts receivable and an increase in accounts payable, which were partially offset by an increase in inventories. Net cash provided by operations was also impacted by non-cash reconciling items for depreciation, amortization, share based compensation, and impairment and restructuring charges, none of which required a current cash outlay.

Working capital decreased $3.4 million to $54.7 million at March 26, 2010 from $58.1 million at September 25, 2009 due primarily to decreases in accounts receivable and other current assets, and increases in accounts payable and deferred revenue, which were partially offset by increases in cash and inventories, and a decrease in other current liabilities. Total current assets decreased $1.5 million in the first six months of 2010 due primarily to decreases in accounts receivable and other current assets, which were partially offset by increases in cash and inventories. Accounts receivable decreased $3.7 million due primarily to a decrease in sales in the second quarter of 2010 as compared to the fourth quarter of fiscal 2009, the timing of shipments, and the collection of cash. Other current assets decreased $1.0 million due primarily to the receipt of cash related to research and development credits and the receipt of V.A.T. receivables, both from foreign jurisdictions. Cash increased $1.7 million primarily due to the receipt of cash related to the collection of accounts receivable. Inventories increased $1.6 million due to inventory purchases made in anticipation of future shipments of product to the Company’s customers. Other current liabilities decreased $2.2 million in the second quarter of 2010 due primarily to a decrease in accrued compensation as a result of payments made in the first six months of 2010 related to benefits and compensation that were accrued as of September 25, 2009. The decrease in other current liabilities was also due to decreases in accrued liabilities. Accounts payable increased $3.5 million due to the timing of payments to vendors. Deferred revenue increased $0.6 million due to an increase in the sale of extended warranties and also due to the timing of the shipment of products.

The Company’s credit agreement, as amended on December 1, 2009, allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement, as amended, has an interest rate of LIBOR + 3.5%, expires on December 1, 2010, and is secured by substantially all assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of March 26, 2010 and September 25, 2009. The credit agreement contains certain financial covenants, with which the Company was in compliance as of March 26, 2010. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers, would result in an event of default and could result in the acceleration of any amounts outstanding on the agreement, which in turn could lead to the inability to pay debts and the loss of control of certain assets.

The Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended March 26, 2010 that could significantly affect the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending legal proceedings to which the Company is party or to which any of its property is subject that the Company believes are material.

Item 1A.	Risk Factors

The risks inherent in the Company’s operations could be heightened by the on-going worldwide economic slowdown and lack of credit availability.

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

The Company has taken measures to reduce costs in response to the worldwide economic downturn and the related decreases in revenue levels. However, the Company has begun to make additional expenditures to better position it for future growth. If customer demand were to decline further, the Company might be unable to adjust expense levels rapidly enough in response to falling demand or without changing the way in which it operates. If revenues were to decrease further and the Company was unable to adequately reduce expense levels, it might incur significant losses that could potentially adversely affect the Company’s overall financial performance and the market price of the Company’s common stock.

The Company’s operating results fluctuate significantly.

In addition to the variability resulting from the short-term nature of commitments from the Company’s customers, other factors contribute to significant periodic fluctuations in its results of operations. These factors include, but are not limited to, the following:

•	the receipt and timing of orders and the timing of delivery of orders;

•	the inability to adjust expense levels or delays in adjusting expense levels, in either case in response to lower than expected revenues or gross margins;

•	the volume of orders relative to the Company’s capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the lifecycles of customers’ products;

•	changes in cost and availability of labor and components;

•	variations in revenue and gross margins relating to the mix of products available for sale and the mix of products sold from period to period;

•	availability of sufficient quantities of the components of the Company’s products;

•	variation in operating expenses;

•	vesting of restricted stock based upon achievement of certain performance measures;

•	pricing and availability of competitive products and services;

•	general economic conditions and changes—whether or not anticipated—in economic conditions; and

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

Future results of operations will partly depend on the Company’s ability to continue to improve and market its existing products, while also successfully developing and marketing new products and developing new markets for existing products and technologies. If the Company fails to do this, its existing products or technologies could become obsolete or noncompetitive. Additionally, if the Company were unable to successfully execute its transition from existing products to new offerings or technologies, it could result in the Company holding excess or obsolete inventory, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company has recently reduced its spending on research and development projects as it focuses on overall cost reductions. These reductions could impact the Company’s ability to improve its existing products and to successfully develop new products in the future.

New products and markets, by their nature, present significant risks and even if the Company is successful in developing new products, they typically result in pressure on gross margins during the initial phases as start-up activities are spread over lower initial sales volumes. The Company has experienced lower margins from new products and processes in the past, which have negatively impacted overall gross margins. In addition, customer relationships can be negatively impacted due to production problems and late delivery of shipments. Future operating results will depend on the Company’s ability to continue to provide new product solutions that compare favorably on the basis of cost and performance with competitors. The Company’s success in attracting new customers and developing new business depends on various factors, including, but not limited to, the following:

•	Developing and/or deploying advances in technology;

•	development of innovative products for new markets;

•	efficient and cost-effective services;

•	timely completion of the design and manufacture of new product solutions; and

•	adequately protecting the Company’s proprietary property.

The Company must continue to add value to its portfolio of offerings.

Traditional display components are subject to increasing competition to the point of commodification. In addition, advances in core LCD technology makes standard displays effective in an increasing breadth of applications. The Company must add additional value to its products and services for which customers are willing to pay. These areas have not been a significant part of the Company’s business in the past and it may not execute well in the future. Failure to do so could adversely affect the Company’s revenue levels and its results of operations.

Shortages of components and materials may delay or reduce the Company’s sales and increase its costs.

The inability to obtain sufficient quantities of components and other materials necessary to produce the Company’s displays could result in reduced or delayed sales. The Company obtains much of the material it uses in the manufacture of its products from a limited number of suppliers, and it generally does not have long-term supply contracts with vendors. For some of this material the Company does not generally have a guaranteed alternative source of supply. In addition, given the Company’s cash management practices, vendors may not be willing to continue to ship materials on credit terms that are acceptable to the Company. As a result, the Company is subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. The Company has in the past and may in the future face difficulties ensuring an adequate supply of quality high resolution glass used in its products. In the future the Company may also face difficulties ensuring an adequate supply of the rear-projection screens used in certain video wall products. The Company is continually engaged in efforts to address this risk area. In addition, the U.S. International Trade Commission recently issued an exclusion order banning the import of certain LCD panels incorporated by the Company in certain of its specialty display products. While this matter has since been settled, any future inability of the Company to import adequate supplies of such panels, or products including such panels, could have a material adverse effect on the Company’s business, financial condition, and results of operations. For most of the Company’s products, vendor lead times significantly exceed its customers’ required delivery time causing the Company to order to forecast rather than order based on actual demand. Competition in the market continues to reduce the period of time customers will wait for product delivery. Ordering raw material and building finished goods based on the Company’s forecast exposes the Company to numerous risks including its inability to service customer demand in an acceptable timeframe, holding excess and obsolete inventory or having unabsorbed manufacturing overhead.

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

The Company initially entered the Video Wall market with the acquisition of Clarity Visual Systems and the High-end Home market with new Planar branded home theater products. Thereafter, the Company completed the acquisition of Runco, a leading brand in the custom home theater market. These are products and markets that were not part of business in the past and the Company has not and may continue to not execute its plans for these products and markets successfully. For instance, in 2008 the Company experienced reduced demand for its home theater products due to execution issues in connection with the integration of the Runco operations into the Company’s existing operations. The Company has also experienced weakened business and economic conditions in the United States that materially and adversely impacted its sales and profitability throughout 2008 and 2009. The Company has incurred significant restructuring charges related to the phase-out of Vidikron and Planar branded home theater products. In the future, the Company could incur additional restructuring charges and operating losses related to entering new markets or through its continued involvement in the High-end Home market.

Future viability of the Company’s manufacturing facility located in Espoo, Finland is based on continued demand for EL products.

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

The Company’s manufacturing, sales and distribution operations in Europe and Asia create a number of logistical and communications challenges. The Company’s international operations also expose the Company to various economic, political and other risks, including, but not limited to, the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	employee turnover or labor unrest;

•	lack of developed infrastructure;

•	difficulties protecting intellectual property;

•	difficulties repatriating funds without adverse tax effects

•	risks associated with outbreaks of infectious diseases;

•	the burdens and costs of compliance with a variety of foreign laws;

•	political or economic instability in certain parts of the world;

•	effects of doing business in currencies other than the Company’s functional currency;

•	effects of doing business in countries where the local currency is pegged to the currency of another country; and

•	effects of foreign currency fluctuations on overall financial results.

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

The Company is exposed to certain risks relating to its ongoing business operations as the Euro is the functional currency of the Company’s European subsidiaries. In the past the Company has managed this risk by periodically entering into forward exchange contracts to mitigate the income statement impact of fluctuations in the Euro value of certain U.S. Dollar denominated assets and liabilities. Due to volatility in the foreign exchange market and the Company’s strategic shift to preserve cash the Company adjusted its hedging strategy and as of March 27, 2009 discontinued its previous practice of hedging foreign currency risk through forward exchange contracts. As a result the Company may not be able to effectively manage foreign currency risks and may experience losses due to changes in the U.S. Dollar versus the Euro exchange rate which could harm its overall financial condition or results of operations.

The value of intangible assets may become impaired in the future.

The Company has intangible assets recorded on the balance sheet as a result of the acquisition of Clarity Visual Systems that relate primarily to developed technology, patents, trademarks and tradenames, and customer relationships. The value of intangible assets represents the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The remaining $4.5 million of the intangible assets will be amortized over the useful lives of the respective assets of approximately 2.4 years and could, in the future, experience additional impairment. The estimated future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as occurred in fiscal 2008. A determination of impairment of intangible assets could result in a material charge to operations in a period in which an impairment loss is recognized, as occurred in fiscal 2008. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company’s amended and restated credit agreement has a maximum borrowing capacity of $12 million and expires on December 1, 2010. As of March 26, 2010 there were no amounts outstanding under this credit agreement. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security under its credit agreement, which includes certain financial covenants, as discussed in Note 7—Borrowings in the Notes to the Consolidated Financial Statements in this report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2010. If the Company were unable to renew or extend this agreement, the Company may need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets.

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

In the fourth quarter of fiscal 2008 the Company disposed of its subsidiary that sold products to the medical market and in the second quarter of 2009 the Company sold its digital signage software assets. If the Company were to discontinue or substantially reduce its efforts to sell to any of its targeted end-markets, or to discontinue certain product lines, for the purpose of reducing costs or losses or otherwise, it may not be possible to eliminate all associated fixed overhead costs which would have to be absorbed by the revenues generated by selling its other products to the remaining targeted end-markets. This could potentially adversely affect the Company’s overall financial performance in the future.

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

The Company may find it necessary to take legal action in the future to enforce or protect its intellectual property rights or to defend against claims of infringement. Litigation can be very expensive and can distract management’s time and attention, which could adversely affect the Company’s business. In addition, the Company may not be able to obtain a favorable outcome in any intellectual property litigation. Others could claim that the Company is infringing their patents or other intellectual property rights. In the event of an allegation that the Company is infringing on another’s rights, it may not be able to obtain licenses on commercially reasonable terms from that party, if at all, or that party may commence litigation against the Company. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect the Company’s business, financial condition and results of operations. For instance, a reseller of the Company’s IT products has recently notified the Company that a third party has asserted that such reseller should obtain a license to certain technology in order to sell the Company’s products. In addition, the Company has been made party to a lawsuit (among many other defendants) alleging infringement of a United States patent relating to stands for multiple displays. The Company has tendered this matter to its supplier for defense and indemnification. The Company will vigorously defend itself against the assertion of any liability. While the Company would, in each instance, seek indemnification from the manufacturer of such products if it were found to be liable, a determination of liability against the Company could have an adverse impact on the Company’s business, financial condition, and results of operations.

The market price of the Company’s common stock may be volatile.

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $0.64 to $3.22. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

A significant slowdown in the demand for the products of certain of the Company’s customers would adversely affect its business.

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

If required, the Company’s internal controls over financial reporting will be audited by its independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Guidance regarding implementation and interpretation of the provisions of Section 404 continues to be issued by the standards-setting community. As a result of the ongoing interpretation of new guidance and the audit testing to be completed in the future, the Company’s internal controls over financial reporting may include an unidentified material weakness which would result in receiving an adverse opinion on the Company’s internal controls over financial reporting from its independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of the Company’s stock. In addition, due to increased regulatory scrutiny surrounding publicly traded companies, the possibility exists that a restatement of past financial results could be necessitated by an alternative interpretation of present accounting guidance and practice. Although management does not currently anticipate that this will occur, a potential result of such interpretation could be an adverse effect on the Company’s stock price.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2010 Annual Meeting of Shareholders was held February 16, 2010, at which the following actions were taken by a vote of shareholders:

The following nominee was elected as Director by the vote and for the term as indicated below:

Nominee	For	Withheld	Term Ending
J. Michael Gullard	6,587,107	2,682,086	2013

The amendment of the Planar Systems, Inc. 2004 Employee Stock Purchase Plan to increase the maximum number of shares of common stock that may be sold from 400,000 to 1,400,000 shares was approved. The proposal received the following number of votes:

For	Against	Abstain	Broker non-votes
8,894,752	332,767	41,674	8,001,262

The proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm was approved. The proposal received the following number of votes:

For	Against	Abstain	Broker non-votes
16,976,998	256,111	37,346	—

Item 6.	Exhibits

(a)

10.1	Form of Restricted Stock Award Notice between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, E. Kay Stepp, Gregory H. Turnbull, and Steven E. Wynne dated as of February 16, 2010*

10.2	2004 Employee Stock Purchase Plan, as amended February 16, 2010*

10.3	Amendment to Amended and Restated Credit Agreement dated as of March 10, 2010

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit constitutes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: May 5, 2010	/s/ SCOTT HILDEBRANDT
Scott Hildebrandt
Vice President and Chief Financial Officer