Form 10-Q
period 2010-06-25
PLANAR SYSTEMS INC
filed 2010-08-02
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Act of 1934

For the Quarter Ended June 25, 2010

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

Number of common stock outstanding as of July 30, 2010

19,919,201 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Sales	$44,739	$44,087	$127,475	$129,725
Cost of sales	32,330	31,456	95,793	95,548

Gross profit	12,409	12,631	31,682	34,177
Operating expenses:
Research and development, net	2,418	2,330	7,454	7,415
Sales and marketing	6,081	5,894	17,179	18,409
General and administrative	3,901	4,736	12,281	15,338
Amortization of intangible assets	622	622	1,866	2,064
Impairment and restructuring charges (Note 2)	—	—	3,388	1,867
Gain on sale of assets (Note 9)	—	—	—	(8,361)

Total operating expenses	13,022	13,582	42,168	36,732

Loss from operations	(613)	(951)	(10,486)	(2,555)
Non-operating income (expense):
Interest, net	3	(13)	(7)	(61)
Foreign exchange, net	1,138	(493)	2,362	428
Other, net	200	78	211	177

Net non-operating income (expense)	1,341	(428)	2,566	544

Income (loss) before income taxes	728	(1,379)	(7,920)	(2,011)
Provision (benefit) for income taxes (Note 4)	601	(45)	(1,739)	1,124

Net income (loss)	$127	$(1,334)	$(6,181)	$(3,135)

Net income (loss) per share
Basic	$0.01	$(0.07)	$(0.33)	$(0.17)

Diluted	$0.01	$(0.07)	$(0.33)	$(0.17)

Average shares outstanding—basic	19,079	18,516	18,898	18,348
Average shares outstanding—diluted	19,436	18,516	18,898	18,348

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	June 25, 2010	September 25, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,278	$30,722
Accounts receivable, net of allowance for doubtful accounts of $2,093 and $2,367	23,709	26,561
Inventories	33,250	30,399
Other current assets	4,192	4,484

Total current assets	93,429	92,166
Property, plant and equipment, net	5,443	7,237
Goodwill	—	3,428
Intangible assets, net	3,857	5,723
Other assets	2,204	2,408

	$104,933	$110,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,332	$9,837
Current portion of capital leases	10	115
Deferred revenue	2,167	1,571
Other current liabilities	20,440	22,576

Total current liabilities	38,949	34,099
Other long-term liabilities	4,082	5,452

Total liabilities	43,031	39,551
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock	179,962	178,644
Retained earnings (deficit)	(113,910)	(107,210)
Accumulated other comprehensive loss	(4,150)	(23)

Total shareholders’ equity	61,902	71,411

	$104,933	$110,962

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended
	June 25, 2010	June 26, 2009
Cash flows from operating activities:
Net loss	$(6,181)	$(3,135)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,156	5,137
Impairment and restructuring charges	3,388	1,867
Deferred taxes	(874)	—
Share based compensation	1,313	4,186
Gain on sale of assets	—	(8,361)
Decrease in accounts receivable	1,581	12,558
(Increase) decrease in inventories	(4,520)	5,580
(Increase) decrease in other current assets	(230)	2,694
Increase (decrease) in accounts payable	6,851	(11,681)
Increase in deferred revenue	1,032	354
Decrease in other current liabilities	(1,302)	(6,865)

Net cash provided by operating activities	5,214	2,334
Cash flows from investing activities:
Purchase of property, plant and equipment	(870)	(337)
Proceeds from sale of assets, net	—	9,289
Decrease in long-term liabilities	(11)	(108)
Increase in long-term assets	(4)	(2)

Net cash provided by (used in) investing activities	(885)	8,842
Cash flows from financing activities:
Payments of capital lease obligations	(82)	(359)
Value of shares withheld for tax liability	(519)	(160)
Net proceeds from issuance of capital stock	—	146

Net cash used in financing activities	(601)	(373)
Effect of exchange rate changes	(2,172)	(207)

Net increase in cash and cash equivalents	1,556	10,596
Cash and cash equivalents at beginning of period	30,722	14,915

Cash and cash equivalents at end of period	$32,278	$25,511

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

On September 26, 2009 the Company adopted the provisions of Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides amendments to the criteria in FASB Accounting Standards Codification™ (“ASC” or “the Codification”) Subtopic 605-25, “Revenue recognition—Multiple-element Arrangements,” for separate consideration in multiple-deliverable arrangements and expands the disclosures related to multiple-deliverable revenue arrangements. This update eliminates the use of the residual method for arrangements with multiple deliverables and requires companies to allocate revenue using the relative selling price method and applies to transactions that originated or were materially modified after September 25, 2009. Adoption of the provisions of this update did not have a material impact on the revenue recognized in the three and nine months ended June 25, 2010. If the new accounting standard had been applied in the same manner to the fiscal year ended September 25, 2009, there would not have been a material impact on revenues for that fiscal year. The new accounting guidance for revenue recognition is not expected to have a significant effect on the timing and pattern of revenue recognition.

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

Note 2 - IMPAIRMENT AND RESTRUCTURING CHARGES

No impairment or restructuring charges were incurred in the third quarter of 2010. During the first quarter of 2010 the Company determined that its goodwill was impaired, and therefore recorded a $3,428 charge to write-off this balance. The goodwill impairment charge was recorded as a result of the impairment test conducted during the first quarter of 2010 following the Company’s restructuring that resulted in one operating segment, which constituted a triggering event as described by paragraph 35-10 of ASC Subtopic 350-20 “Goodwill.” The impairment test considered the Company’s average share price over a reasonable period of time and current projections of the underlying discounted cash flows of the Company. Neither of these approaches supported the carrying value of the asset.

During the first quarter of 2010 the Company determined that the severance benefits related to previously recorded restructuring charges would be less than initially estimated and reduced the liability to reflect the current estimate of amounts to be paid. This revision was recorded as a $40 reduction in operating expenses for the three months ended December 25, 2009.

The restructuring charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities
Balance as of September 25, 2009	$2,397	$336
Reclassification from vacation liability	208	—
Revisions to original estimate	(40)	—
Cash paid	(1,513)	—

Balance as of June 25, 2010	$1,052	$336

Note 3 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	June 25, 2010	Sept. 25, 2009
Raw materials	$14,358	$9,609
Work in process	2,867	4,150
Finished goods	16,025	16,640

	$33,250	$30,399

Note 4 - INCOME TAXES

The provision for income taxes for the third quarter of 2010 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision (benefit) for income taxes is the result of a mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax expense of $601 for the three months ended June 25, 2010 was driven by taxes on foreign operations.

The tax benefit of $1,739 for the nine months ended June 25, 2010 included a $2,142 benefit recognized as a result of recently passed tax legislation. In the first quarter of 2010, tax legislation H.R. 3548 the “Worker, Homeownership, and Business Assistance Act of 2009” became law (Public Law 111-92). This legislation provides taxpayers a one-time election to carry back certain Net Operating Losses for an extended period. As a result of this legislation the Company was able to utilize a portion of its Net Operating Losses that no longer require a valuation allowance, resulting in the benefit recognized in the first quarter of 2010. Additionally, the tax benefit included an $874 one-time benefit related to the goodwill write-off that occurred in the first quarter of 2010, as discussed in Note 2—Impairment and Restructuring Charges. These benefits were partially offset by taxes on foreign operations.

The effective tax rate of 82.6% for the three months ended June 25, 2010 differs from the federal statutory rate largely as a result of the Company’s valuation allowance on its U.S. and French net operating losses during the quarter. Other significant factors include the effects of the Company’s profitable operations in foreign jurisdictions with different tax rates, and the provision for state income taxes.

The Company establishes a valuation allowance for deferred tax assets, when it is more likely than not that such deferred tax assets will not be realized. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its United States and French deferred tax assets. As of June 25, 2010 the valuation allowance was still in place. While the valuation allowance was still in place for financial statement purposes as of June 25, 2010, a valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

As of June 25, 2010 there have been no material changes to the amount of unrecognized tax benefits under ASC Topic 740, “Income Taxes” (“ASC Topic 740”). The Company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

The Company is subject to taxation primarily in the United States, Finland, and France, as well as certain state (including Oregon and California) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has settled with the Internal Revenue Service (“IRS”) on their examination of all U.S. federal income tax matters through fiscal year 2006. The Company has also settled the Finnish tax authority’s examination of the Company’s returns for the tax years 2001 through 2006. The Company does not anticipate total gross unrecognized tax benefits will significantly change, either as a result of full or partial settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company has not provided for United States income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

Note 5 - SHAREHOLDERS’ EQUITY

In the first quarter of 2010 the Company adopted the 2009 Incentive Plan (the “2009 Plan”). This Plan replaced the Company’s 1993 Stock Incentive Plan, the 1996 Stock Incentive Plan, the 1999 Non-Qualified Stock Option Plan, the 2007 New Hire Incentive Plan, the Clarity Visual Systems, Inc. 1995 Plan and Non-Qualified Stock Option Plan as well as any individual inducement awards, which are collectively referred to as the “Prior Plans.” The 2009 Plan authorizes the issuance of 1,300,000 shares of common stock. In addition, up to 2,963,375 shares subject to awards outstanding under the Prior Plans may become available for issuance under the 2009 Plan to the extent that these shares cease to be subject to the original awards (such as by expiration, cancellation or forfeiture of the awards). The maximum number of shares that may be issued under the 2009 Plan is 4,263,375 shares, including shares that may become available from the Prior Plans.

Stock options

The 2009 Plan provides for the granting of stock options. Options granted generally vest and become exercisable over a three year period and expire seven to ten years after the date of grant. Options were last granted in the second quarter of fiscal 2008.

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 25, 2009	1,557,124	$9.79
Granted	—	—
Exercised	(2,212)	0.03
Forfeited	(21,420)	9.31
Expired	(267,053)	7.28

Options outstanding at June 25, 2010	1,266,439	$10.35

No options were exercised during the third quarter of 2010. As of June 25, 2010 the total intrinsic value of options outstanding was $8 and the options had a remaining contractual term of 4.4 years. As of June 25, 2010 there were 1,262,995 options exercisable with a weighted average exercise price of $10.35 per share, an aggregate intrinsic value of $8, and a weighted average contractual life of 4.4 years.

Restricted stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”)). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, and certain of its Vice Presidents, which vest according to improvements in the Company’s share price, the shares issued generally vest over a one- to three-year period, upon meeting objective performance conditions or the passage of time.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 25, 2009	1,330,444	$4.92
Granted	716,900	2.44
Vested	(645,411)	2.03
Canceled	(104,418)	5.54

Restricted stock outstanding at June 25, 2010	1,297,515	$4.26

Employee Stock Purchase Plan

In fiscal 2005, the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (“the Plan”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s common stock at 85 percent of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. In the second quarter of 2010, the Company’s shareholders approved an amendment to the Plan which increased the number of shares of common stock that may be purchased under the Plan from 400,000 shares to 1,400,000 shares. As of June 25, 2010, approximately 1,000,000 shares remained available for purchase.

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payment awards for the three and nine months ended June 25, 2010 and June 26, 2009. The expense was allocated as follows:

	Three Months Ended June 25, 2010	Three Months Ended June 26, 2009	Nine Months Ended June 25, 2010	Nine Months Ended June 26, 2009
Cost of sales	$33	$73	$141	$105

Research and development	$47	$65	$177	$209
Sales and marketing	105	344	409	1,260
General and administrative	188	602	586	2,612

Share based compensation expense included in operating expenses	$340	$1,011	$1,172	$4,081

Share based compensation expense related to employee stock options and restricted stock awards	$373	$1,084	$1,313	$4,186

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

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the three and nine months ending June 25, 2010 were 19,079,000 and 18,898,000, respectively. Basic shares outstanding for the three and nine months ending June 26, 2009 were 18,516,000 and 18,348,000, respectively. ASC Topic 260, “Earnings Per Share,” (“ASC Topic 260”) requires that employee equity share options, nonvested shares, and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of unvested shares and in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the grantee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized for options and restricted stock, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three months ended June 25, 2010, diluted shares outstanding were 19,436,000. The dilutive effect of in-the-money employee stock options was approximately 5,000 shares, based on the Company’s average share price for the same period of $2.45. The dilutive effect of nonvested stock awards was approximately 352,000 shares. For the three months ended June 25, 2010 options and nonvested stock awards amounting to approximately 1,378,000 shares were excluded from the calculation of diluted shares as their effect would have been anti-dilutive. There was no dilutive effect of in-the-money employee stock options or nonvested shares for the nine months ended June 25, 2010 or for the three and nine months ended June 26, 2009 due to the Company incurring a net loss in each of those periods.

Note 6 - OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	June 25, 2010	Sept. 25, 2009
Warranty reserve	$3,806	$4,300
Income taxes payable	2,112	1,259
Accrued compensation	7,316	9,614
Other	7,206	7,403

Total	$20,440	$22,576

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

	June 25, 2010
	Three months ended	Nine months ended
Balance as of beginning of period	$3,961	$4,300
Cash paid for warranty repairs	(661)	(2,398)
Provision for current period sales	506	1,904

Balance as of end of period	$3,806	$3,806

Note 7 - BORROWINGS

The Company’s credit agreement, as amended on December 1, 2009, allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement, as amended, has an interest rate of LIBOR + 3.5%, expires on December 1, 2010, and is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of June 25, 2010 and September 25, 2009. The credit agreement contains certain financial covenants, with which the Company was in compliance as of June 25, 2010. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers in the event of any non-compliance, would result in an event of default and could result in the acceleration of any amounts outstanding on the agreement, which in turn could lead to the inability to pay debts and the loss of control of certain assets.

Note 8 - BUSINESS SEGMENTS

Historically the Company was organized based on various display businesses and had reported four reportable segments: Industrial, Commercial, Control Room and Signage, and Home Theater. Under this structure the internal information provided to the Company’s chief operating decision-maker included full income statement and balance sheet information for each of these reported segments. In the first quarter of 2010 the Company implemented a new organizational structure and compensation system which eliminated the Company’s historical “business segment” structure, allowing a move to a leaner functional organization focused on driving overall results for the Company rather than focusing on business segment performance.

The Company evaluated the impact of these and other changes on its segment reporting and determined that the Company now has one operating segment as defined by ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) and as such, the Company discloses detailed financial information (other than various market-based revenue breakdowns) for its consolidated results. As a result, the financial statement information provided in this report for the three and nine months ended June 25, 2010 and June 26, 2009 has been presented to reflect one reportable segment, reflecting Planar’s consolidated results.

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

In the first quarter of 2009 the Company sold its digital signage software assets in two transactions. In November 2008 the Company sold certain assets related to digital signage software for gaming applications to Bally Gaming, Inc. In December 2008 the Company sold the remaining digital signage software assets to CS Software Holdings LLC. As a result of these transactions the Company recorded a gain on sale of $5,511. The gain on sale recognized was net of transaction costs which consisted primarily of legal and investment banking fees. The sale of these assets did not constitute the disposal of a component of the Company as defined by ASC Topic 205, “Component of an Entity,” (“ASC Topic 205”) and, accordingly, results related to the sale of digital signage software assets have not been reclassified to discontinued operations.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. These and other forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: poor or further weakened domestic and international business and economic conditions; weakening in the demand for the Company’s products; any reduction in or delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; any inability to reduce costs at all or to reduce costs quickly enough, in either case, in response to weakening economic conditions and/or unanticipated reductions in revenue; changes in the flat-panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods; final settlement of various contractual liabilities; future production variables impacting excess inventory and other risk factors described under Part II, Item 1A. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

On September 26, 2009 the Company adopted the provisions of Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides amendments to the criteria in ASC Subtopic 605-25, “Revenue recognition—Multiple-element Arrangements,” for separate consideration in multiple-deliverable arrangements and expands the disclosures related to multiple-deliverable revenue arrangements. This update eliminates the use of the residual method for arrangements with multiple deliverables and requires Companies to allocate revenue using the relative selling price method and applies to transactions that originated or were materially modified after September 25, 2009. Adoption of the provisions of this update did not have a material impact on the revenue recognized in the three and nine months ended June 25, 2010. If the new accounting standard had been applied in the same manner to the fiscal year ended September 25, 2009, there would not have been a material impact on revenues for that fiscal year. The new accounting guidance for revenue recognition is not expected to have a significant effect on the timing and pattern of revenue recognition in the future.

INTRODUCTION

Planar Systems, Inc. is a provider of specialty display products, solutions, and services for customers in a number of end market segments. Products include display components, completed displays, and display solutions and systems based on a variety of flat panel and front- and rear-projection technologies. The Company has a global reach with sales offices throughout North America, Europe, and Asia.

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

Custom and Embedded

The Company leverages its historical core competency in Electroluminescent (“EL”) technologies and employs these technologies to focus on providing customized, embedded, and ruggedized displays to Original Equipment Manufacturers (“OEMs”) and other system suppliers. Key technologies used in products sold to this market also include customized Active-Matrix Liquid Crystal Display (“AMLCD”) panels. These technologies are used in a variety of applications and industries including instrumentation, medical equipment, vehicle dashboards, indoor and outdoor digital signage, and military applications, all of which require functionality in demanding usage conditions such as rugged outdoor conditions, extreme temperatures, instances where shaking or shock is expected, or applications that necessitate 3-D imaging.

Video Wall

The Company serves the video wall display market by offering both high-resolution LCD video walls and rear-projection cube video walls for use in large venue digital signage as well as various control room installations. Digital signage video wall installations are used in a growing list of retail, airport, sports arena, and other locations while control room installations are typically found in the security, governmental, telecom, energy, industrial, broadcast, and transportation sectors. The market for control room video wall solutions is driven by the development, expansion, and upgrade of industrial infrastructure such as power plants, transportation systems, communication systems, and security monitoring. LCD based video walls used in the retail and large venue end markets are increasing as LCD costs have declined and as LCD technology has made advancements to allow panel tiling with smaller bezels, enabling a growing number of installations especially in new digital signage applications.

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

Overview

The Company recorded sales of $44.7 million in the three months ended June 25, 2010 (the “third quarter of 2010”), which increased $0.6 million or 1.5% as compared to sales of $44.1 million in the three months ended June 26, 2009 (the “third quarter of 2009”). The increase in sales was primarily the result of increased volumes of desktop monitors, LCD video wall systems, and customized digital signage display products sold. In the first nine months of 2010, sales were $127.5 million, compared to $129.7 million in sales during the first nine months of 2009. The decrease of $2.2 million or 1.7% was due primarily to a decrease in sales of high-end home products, which continue to be negatively impacted by the adverse economic conditions such as low housing starts and reduced discretionary spending, and also due to a decrease in sales of rear-projection cubes, which continue to be negatively affected by soft demand.

In the third quarter of 2010 net income was $0.1 million or $0.01 per basic and diluted share as compared to a net loss of $1.3 million or $0.07 per basic and diluted share in the third quarter of 2009. This improvement was due primarily to decreases in share based compensation expense and administrative overhead, and also due to foreign exchange gains as a result of the Euro weakening compared to the U.S. Dollar in the third quarter of 2010 as compared to the same period of the prior year. For the first nine months of 2010, net loss was $6.2 million or $0.33 per share as compared to a net loss of $3.1 million or $0.17 per share in the first nine months of 2009. This increased loss of $3.1 million was primarily due to an increase in impairment and restructuring charges and also due to the gain on sale of assets recognized in the first nine months of 2009, which reduced operating expenses by $8.4 million in that period. This was partially offset by decreases in general and administrative expenses, reductions in share based compensation expense, increased foreign exchange gains, and a tax benefit in the first nine months of 2010 as compared to a tax expense in the same period of the prior year.

In the third quarter of 2010, loss from operations was $0.6 million as compared to a loss from operations of $1.0 million in the third quarter of 2009. The $0.4 million improvement in loss from operations for the three months ended June 25, 2010, as compared to the same period of the prior year was due primarily to reduced general and administrative expenses as a result of lower share based compensation expense and other cost saving measures. This decrease was partially offset by increased cost of sales due to an unfavorable product mix, and increased sales and marketing expenses. For the first nine months of 2010, loss from operations was $10.5 million as compared to $2.6 million loss in the first nine months of 2009. The $7.9 million increased loss was primarily the result of an increase in operating expenses and also due to a decrease in gross profit. Operating expenses increased primarily due to the gain on sale of assets recognized in the first nine months of 2009, which reduced operating expenses by $8.4 million in that period. The increase was also due to a $1.5 million increase in impairment and restructuring expenses. These increases were partially offset by decreases in general and administrative expenses as a result of lower share based compensation expense and lower head count, and also due to sales and marketing decreases in spending for outside services.

The Company continues to experience strong end-market demand for its customized digital signage display products, LCD video wall systems, and Information Technology products. The Company believes that a variety of factors, including the continued impact of the macro-economic slowdown on home construction and also the impact of industry-wide product technology transitions from lamp-based to LED-based rear-projection cube platforms continues to negatively impact demand for its high-end home and certain video wall products. The Company continues to be focused on driving revenue growth and improved profitability, and has made additional expenditures related to product development and sales and marketing to better position itself to capitalize on new and emerging opportunities for growth.

Sales

The Company’s sales of $44.7 million in the third quarter of 2010 increased as compared to $44.1 million in the third quarter of 2009. The increase of $0.6 million, or 1.5%, was primarily due to a 152.9% increase in the volume of customized digital signage display products sold, an increase in the volume of LCD video wall systems sold, and a 51.7% increase in the volume of desktop monitors sold, as compared to the same period of the prior year. These increases were partially offset by lower sales of rear-projection cubes and high-end home products, which had volume decreases of 41.9% and 32.0%, respectively. The increase in sales of customized digital signage display products was primarily due to continued fulfillment of orders related to design wins obtained in previous periods. The increase in sales of LCD video wall systems was due to the introduction of the Company’s new Matrix LCD video wall system, which was first sold to customers in the first quarter of 2010. Sales of rear-projection cubes were negatively impacted by industry-wide product technology transitions and the overall market softness in the United States and Europe, where the Company’s operations are focused. The decrease in volumes of high-end home products sold was the result of the continued macro-economic slowdown as it relates to home construction. The decrease in volumes of high-end home products was partially offset by a 19.9% increase in average selling prices of these products in the third quarter of 2010 as compared to the third quarter of 2009. Average selling prices of rear-projection cubes decreased 18.0% in the third quarter of 2010 as compared to the third quarter of 2009. Changes in average selling prices of were the result of changes in product mix, rather than due to changes in relative pricing of products.

Sales for the first nine months of 2010 were $127.5 million, as compared to $129.7 million in the first nine months of 2009. The decrease of $2.2 million or 1.7% was primarily due to a 41.0% decrease in volumes of high-end home products sold and a 33.0% decrease in volumes of rear-projection cubes sold. These decreases were partially offset by a 109.1% increase in volumes of customized digital signage display products sold and an increase in volumes of LCD video wall systems sold. The changes in volumes sold in the first nine months of 2010 as compared to the same period of 2009 were due to the reasons discussed above. The decrease in sales in the first nine months of 2010, as compared to the first nine months of 2009 was also due to changes in average selling prices of the Company’s products. Average selling prices for high-end home products increased 25.2% in the first nine months of 2010 while average selling prices for rear-projection cubes decreased 33.0% in the same period, both as compared to the first nine months of 2009. Changes in average selling prices were due to changes in product mix.

International sales decreased $2.3 million or 16.4% to $11.8 million in the third quarter of 2010 as compared to $14.1 million in the same quarter of the prior year. As a percentage of total sales, international sales decreased to 26.3% in the third quarter of 2010 as compared to 31.9% in the third quarter of 2009. This decrease was due primarily to the weakening of the Euro versus the U.S. Dollar in the third quarter of 2010 as compared to the third quarter of 2009, which negatively impacted the translation of a portion of the Company’s international sales into U.S. Dollars. The decrease in international sales was also due to lower demand for the Company’s products in countries outside of the United States in the third quarter of 2010 as compared to the same period of 2009. In the first nine months of 2010, international sales decreased $0.1 million or 0.1% to $35.8 million from $35.9 million in the same period of 2009 due primarily to lower demand in the third quarter of 2010 offset by increased demand in the first and second quarters of 2010. International sales as a percentage of total sales for the first nine months of 2010 increased to 28.1% from 27.6% in the same period of 2009. This increase was due primarily to the Euro strengthening against the U.S. Dollar in the first nine months of 2010 as compared to the same period of 2009. The Company does not have material sales to any particular country outside the United States.

Gross Profit

Gross profit as a percentage of sales decreased to 27.7% in the third quarter of 2010 from 28.7% in the third quarter of 2009. Total gross profit decreased $0.2 million or 1.8% to $12.4 million in the third quarter of 2010 as compared to $12.6 million in the same period of the previous year. The decrease in gross profit was due primarily to an unfavorable product mix resulting primarily from lower sales of relatively high margin rear-projection cubes, partially offset by increased sales of higher margin customized digital signage display products.

For the nine months ended June 25, 2010, total gross profit decreased $2.5 million or 7.3% to $31.7 million, from $34.2 million in the nine months ended June 26, 2009. Gross profit as a percentage of sales decreased to 24.9% for the first nine months of 2010, from a gross profit percentage of 26.3% in the same period of the prior year. The decrease in gross profit was due primarily to the reasons described above, and also due to a decrease in sales of high margin digital signage software products as these products were not sold subsequent to the Company’s sale of its digital signage software assets in the first quarter of 2009. Gross profit as a percentage of sales was additionally negatively impacted by lower estimates of existing inventory value related to the transition from lamp-based to LED-based rear-projection cube platforms.

Research and Development

Research and development expenses increased $0.1 million or 3.8% to $2.4 million in the third quarter of 2010 from $2.3 million in the same quarter of the prior year. The increase was primarily the result of increased spending on project supplies and professional services to support new designs. For the first nine months of 2010, research and development expenses increased $0.1 million or 0.5% to $7.5 million from $7.4 million in the same period of the prior year. The increase was primarily the result of increased spending and headcount to support new design wins, which was partially offset by decreases related to the sale of the digital signage software assets during the first quarter of 2009, which had relatively high software engineering costs.

As a percentage of sales, research and development expenses increased to 5.4% in the third quarter of 2010 as compared to 5.3% in the same period of the prior year. As a percentage of sales, research and development expenses increased to 5.8% in the first nine months of 2010 compared to 5.7% in the first nine months of 2009. The increases in research and development expenses as a percentage of sales for the three and nine months ended June 25, 2010 as compared to the same periods in the prior year were due primarily to the reasons discussed above.

Sales and Marketing

Sales and marketing expenses increased $0.2 million or 3.2% to $6.1 million in the third quarter of 2010 as compared to $5.9 million in the same quarter of the prior year. This increase was primarily due to higher headcount and an increase in program spending in an effort to drive growth and market penetration. These increases were partially offset by reduced share based compensation expense. For the first nine months of 2010, sales and marketing expenses were $17.2 million, as compared to $18.4 million in 2009. The decrease of $1.2 million or 6.7% was due primarily to a decrease in share based compensation expense and also due to the sale of the digital signage software assets which occurred in the first quarter of 2009.

As a percentage of sales, sales and marketing expenses increased to 13.6% in the third quarter of 2010 as compared to 13.4% in the same period of the prior year, due to reasons discussed above. Sales and marketing expenses, as a percentage of sales, decreased to 13.5% in the first nine months of 2010 as compared to 14.2% in the same period of the prior year. The decrease in sales and marketing expenses as a percentage of sales was due primarily to the reasons discussed above.

General and Administrative

General and administrative expenses decreased $0.8 million or 17.6% to $3.9 million in the third quarter of 2010 from $4.7 million in the same period of the prior year. The decrease in general and administrative expenses was primarily due to a decrease in share based compensation expense, reductions in headcount, and decreases in spending for outside services as a result of the Company’s initiatives to reduce administrative overhead. For the first nine months of 2010, general and administrative expenses decreased $3.0 million or 19.9% to $12.3 million from $15.3 million in the same period of the prior year. The nine month decrease in general and administrative expenses was primarily due to the reasons discussed above.

As a percentage of sales, general and administrative expenses decreased to 8.7% in the third quarter of 2010 from 10.7%. In the first nine months of 2010 general and administrative expenses, as a percentage of sales, decreased to 9.6% from 11.8% for the same period of 2009. The decreases in general and administrative expenses as a percentage of sales for the three and nine months ended June 25, 2010 were due to the reasons discussed above.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets were $0.6 million in the third quarters of both 2010 and 2009. In the first nine months of 2010, amortization expenses were $1.9 million, as compared to $2.1 million in the same period of 2009. The decrease in amortization expense for the nine months ended June 25, 2010 was due to the sale of the digital signage software assets in the first quarter of 2009 as the associated intangible assets are no longer reflected on the Company’s balance sheet. At June 25, 2010 the consolidated identifiable intangible assets subject to amortization, net of accumulated amortization, consisted of $1.9 million for developed technology, $1.9 million for customer relationships, and $0.1 million for trademarks and tradenames. These assets are being amortized over their remaining estimated useful lives of approximately 2.2 years. When these assets were acquired, the amortization periods were between four and seven years.

Impairment and Restructuring Charges

No impairment or restructuring charges were incurred in the third quarter of 2010. During the first nine months of 2010, the Company recorded $3.4 million in impairment and restructuring charges in the first quarter. As discussed in Note 2 to the financial statements, the charges consisted primarily of a charge to write-off the goodwill previously reflected on the Company’s balance sheet as it was determined to be impaired. During the first nine months of 2009, the Company recorded $1.9 million in net restructuring charges related to severance benefits for the termination of certain employees.

Gain on Sale of Assets

The Company did not sell assets in the first nine months of 2010. In the second quarter of 2009 the Company sold certain patents that were not currently used in the Company’s products or research and development projects. These patents were internally developed and were not recorded as assets on the Company’s balance sheet. As a result of the sale, the Company recorded a gain on sale of $2.9 million. The gain on sale recognized was net of transaction costs that were comprised primarily of legal and brokerage fees.

During the first quarter of 2009 the Company recorded a $5.5 million gain on the sale of the digital signage assets sold to Bally Gaming Inc. and CS Software Holdings LLC in two separate transactions. The gain recognized on these transactions was net of transaction costs, comprised primarily of legal and investment banking fees.

Total Operating Expenses

Total operating expenses decreased $0.6 million or 4.1% to $13.0 million in the third quarter of 2010, from $13.6 million in the same period of the prior year. The decrease in operating expenses was primarily due to decreases in general and administrative expenses as a result of lower share based compensation expense and other cost saving measures. These decreases were partially offset by increases in sales and marketing and research and development expenses in order to drive future revenue growth.

For the first nine months of 2010, total operating expenses increased $5.5 million or 14.8% to $42.2 million, as compared to $36.7 million in the same period of the prior year. The increase in operating expenses was primarily due to the impairment charges recognized in the first quarter of 2010 and also due to the gain on sale recognized in the second quarter of 2009, which reduced operating expenses in that period. As discussed in Note 2, the Company determined in the first quarter of 2010 that its goodwill was impaired and recorded a $3.4 million charge to write-off the goodwill balance. The Company did not sell any assets in the first nine months of 2010, compared to the gain of $8.4 million from the sale of assets in the first nine months of 2009. These comparative increases in operating expenses were partially offset by decreases in general and administrative expenses, share based compensation, and expenses related to the amortization of the Company’s intangible assets.

As a percentage of sales, total operating expenses decreased to 29.1% in the third quarter of 2010 from 30.8% in the same period of the prior year. As a percentage of sales, operating expenses increased to 33.1% in the first nine months of 2010 from 28.3% in the first nine months of 2009.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign exchange gain or loss and other income or expense. Net interest income was $3 thousand in the third quarter of 2010 as compared to net interest expense of $13 thousand in the same period of the prior year. For the first nine months of 2010, net interest expense was $7 thousand as compared to $0.1 million of net interest expense in the first nine months of 2009.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign exchange gains and losses amounted to a net gain of $1.1 million in the third quarter of 2010 as compared to a net loss of $0.5 million in the third quarter of 2009. In the first nine months of 2010 the foreign currency net gain was $2.4 million as compared to a net gain of $0.4 million in the first nine months of 2009. The increased gains in both the three and nine months ended June 25, 2010 were primarily due to the strengthening U.S. Dollar as compared to the Euro in these periods, as compared to the three and nine months ended June 26, 2009.

Net other income was $0.2 million in the third quarter of 2010 as compared to net other income of $0.1 million in the third quarter of 2009. Net other income was $0.2 million for both nine month periods ended June 25, 2010 and June 26, 2009.

Provision (Benefit) for Income Taxes

In the third quarter of 2010 the Company recorded an income tax expense of $0.6 million on a pretax income of $0.7 million, resulting in an effective tax rate of 82.6%. Comparatively, income tax benefit was $0.1 million in the third quarter of 2009 on a pretax loss of $1.4 million, an effective tax rate of 3.3%. The tax expense for the third quarter of 2010 was largely driven by taxes in foreign jurisdictions.

For the first nine months of 2010, the Company recorded an income tax benefit of $1.7 million on a pretax loss of $7.9 million. Comparatively, income tax expense was $1.1 million in the first nine months of 2009, on pretax loss of $2.0 million. The effective tax rates for the nine months ended June 25, 2010 and June 26, 2009 were 22.0% and negative 55.9%, respectively. The tax provision for the nine months ended June 25, 2010 was significantly impacted by a one-time benefit related to the Company’s utilization of net operating losses (NOL’s) under the recently enacted H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009.” Under the new NOL carryback provisions, the Company recorded a $2.1 million tax benefit. Additionally, the tax benefit included a $0.9 million one-time benefit related to the goodwill write-off that occurred in the first quarter of 2010.

The difference between the effective tax rate and the federal statutory tax rate is due primarily to a valuation allowance on the Company’s United States and French deferred tax assets, the provision for state income taxes, and the effects of the Company’s operations in foreign jurisdictions with different tax rates. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pretax financial results, the effective tax rate can change materially based on small variations of income.

Net Income

In the third quarter of 2010 net income was $0.1 million or $0.01 per basic and diluted share. In the same quarter of the prior year, net loss was $1.3 million or $0.07 per basic and diluted share. For the first nine months of 2010, net loss was $6.2 million or $0.33 per basic and diluted share, compared to net loss of $3.1 million or $0.17 per basic and diluted share in the first nine months of 2009.

Liquidity and Capital Resources

Net cash provided by operating activities was $5.2 million for the first nine months of 2010 as compared to cash provided by operating activities of $2.3 million for the first nine months of 2009. The net cash provided by operations in the first nine months of 2010 related primarily to the decrease in accounts receivable and an increase in accounts payable, which were partially offset by an increase in inventories. Net cash provided by operations was also impacted by non-cash reconciling items for depreciation, amortization, share based compensation, and impairment and restructuring charges, none of which required a current cash outlay.

Working capital decreased $3.6 million to $54.5 million at June 25, 2010 from $58.1 million at September 25, 2009 due primarily to an increase in accounts payable and a decrease in accounts receivable, which were partially offset by increases in cash and inventories and decreases in other current liabilities. Total current assets increased $1.3 million in the first nine months of 2010 due primarily to increases in cash and inventories, which were partially offset by decreases in accounts receivable and other current assets. Cash increased $1.6 million due primarily to the receipt of cash related to the collection of accounts receivable. Inventories increased $2.9 million due to inventory purchases made in anticipation of future shipments of product to the Company’s customers. Accounts receivable decreased $2.9 million compared to September 25, 2009 due primarily to lower sales, the timing of shipments, and the collection of cash. Other current assets decreased $0.3 million due primarily to the receipt of cash related to research and development credits and the receipt of V.A.T. receivables, both from foreign jurisdictions. Total current liabilities increased $4.9 million in the first nine months of 2010 due to increases in accounts payable and deferred revenue, which were partially offset by decreases in other current liabilities. Accounts payable increased $6.5 million due to the timing of purchases and payments to vendors. Deferred revenue increased $0.6 million due to an increase in the sale of extended warranties and also due to the timing of the fulfillment of certain NRE and professional service obligations. Other current liabilities decreased $2.1 million in the first nine months of 2010 due primarily to a decrease in accrued compensation as a result of payments made related to benefits and compensation that were accrued as of September 25, 2009. The decrease in other current liabilities was also due to decreases in warranty reserves and accrued liabilities.

The Company’s credit agreement, as amended on December 1, 2009, allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement, as amended, has an interest rate of LIBOR + 3.5%, expires on December 1, 2010, and is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of June 25, 2010 and September 25, 2009. The credit agreement contains certain financial covenants, with which the Company was in compliance as of June 25, 2010. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers in the event of any non-compliance, would result in an event of default and could result in the acceleration of any amounts outstanding on the agreement, which in turn could lead to the inability to pay debts and the loss of control of certain assets.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended June 25, 2010 that could significantly affect the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending legal proceedings to which the Company is party or to which any of its property is subject that the Company believes are material.

Item 1A.	Risk Factors

The risks inherent in the Company’s operations could be heightened by the ongoing worldwide economic slowdown and lack of credit availability.

In the recent past, general worldwide economic conditions have experienced a dramatic downturn due to credit conditions, liquidity concerns, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. These conditions make it extremely difficult for the Company’s customers, the Company’s vendors, and the Company to accurately forecast and plan future business activities. In this time of extreme economic difficulties, the Company’s financial performance and prospects for growth are subject to heightened risks including, but not limited to, the risk that the poor and possibly worsening economic conditions could result in:

•	vendors declaring bankruptcy or otherwise ceasing operations which could result in difficulties obtaining, or increases in the price of, components and materials required for Planar’s products;

•	a rapid or unexpected decrease in demand for the Company’s products which could reduce sales and/or result in the Company carrying excess inventories;

•	reduced capital spending and difficulties in customers’ ability to obtain sufficient credit; and/or

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

•

the ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes, which could be limited by any Company indebtedness and the covenants of the Company’s existing credit facility.

Accordingly, the results of any past periods should not be relied upon as an indication of the Company’s future performance. It is likely that, in some future period, the Company’s operating results may be below expectations of public market analysts or investors. If this occurs, the Company’s stock price may decrease.

The Company faces intense competition.

Each of the markets served by the Company is highly competitive, and the Company expects this to continue and even intensify. The Company believes that over time this competition will have the effect of reducing average selling prices of its products. Certain of the Company’s competitors have substantially greater name recognition and financial, technical, marketing and other resources than does the Company. There is no assurance that the Company will not face additional competitors or that the Company’s competitors will not succeed in developing or marketing products that would render the Company’s products obsolete or noncompetitive. To the extent the Company is unable to compete effectively, its business, financial condition and results of operations would be materially adversely affected. The Company’s ability to compete successfully depends on a number of factors, both within and outside its control. These factors include, but are not limited to:

•	the Company’s effectiveness in designing new product solutions, including those incorporating new technologies;

•	the Company’s ability to anticipate and address the needs of its customers;

•	the Company’s ability to develop innovative, new technologies;

•	the Company’s ability to develop effective technology;

•	the quality, performance, reliability, features, ease of use, pricing and diversity of the Company’s product solutions;

•	foreign currency fluctuations, which may cause competitors’ products to be priced significantly lower than the Company’s product solutions;

•	the quality of the Company’s customer services;

•	the effectiveness of the Company’s supply chain management;

•	the Company’s ability to identify new vertical markets and develop attractive products to address the needs of such markets;

•	the Company’s ability to develop and maintain effective sales channels;

•	the rate at which customers incorporate the Company’s product solutions into their own products; and

•	product or technology introductions by the Company’s competitors.

The Company’s continued success depends on the development of new products and technologies.

Future results of operations will partly depend on the Company’s ability to continue to improve and market its existing products, while also successfully developing and marketing new products and developing new markets for existing products and technologies. If the Company fails to do this, its existing products or technologies could become obsolete or noncompetitive. Additionally, if the Company were unable to successfully execute its transition from existing products to new offerings or technologies, it could result in the Company holding excess or obsolete inventory, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. In the past, the Company has reduced its spending on research and development projects as it focuses on overall cost reductions. The Company may be required to reduce research and development expenditures in future periods as a part of cost reduction programs. These reductions could impact the Company’s ability to improve its existing products and to successfully develop new products in the future.

New products and markets, by their nature, present significant risks and even if the Company is successful in developing new products, they typically result in pressure on gross margins during the initial phases as start-up activities are spread over lower initial sales volumes. The Company has experienced lower margins from new products and processes in the past, which have negatively impacted overall gross margins. In addition, customer relationships can be negatively impacted due to production problems and late delivery of shipments. Future operating results will depend on the Company’s ability to continue to provide new product solutions that compare favorably on the basis of cost and performance with competitors. The Company’s success in attracting new customers and developing new business depends on various factors, including, but not limited to, the following:

•	developing and/or deploying advances in technology;

•	developing innovative products for new markets;

•	offering efficient and cost-effective services;

•	timely completing of the design and manufacture of new product solutions; and

•	adequately protecting the Company’s proprietary property.

The Company must continue to add value to its portfolio of offerings.

Traditional display components are subject to increasing competition to the point of commodification. In addition, advances in core LCD technology make standard displays effective in an increasing breadth of applications. The Company must add additional value to its products and services for which customers are willing to pay. These areas could be outside of the Company’s historical business experience and it may not be successful at executing in such areas in the future. Failure to do so could adversely affect the Company’s revenue levels and its results of operations.

Shortages of components and materials may delay or reduce the Company’s sales and increase its costs.

        The inability to obtain sufficient quantities of components and other materials necessary to produce the Company’s displays could result in reduced or delayed sales. The Company obtains much of the material it uses in the manufacture of its products from a limited number of suppliers, and it generally does not have long-term supply contracts with vendors. For some of this material the Company does not generally have a guaranteed alternative source of supply. In addition, given the Company’s cash management practices, vendors may not be willing to continue to ship materials on credit terms that are acceptable to the Company. As a result, the Company is subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. The Company has in the past and may in the future face difficulties ensuring an adequate supply of quality high resolution glass used in its products. In the future the Company may also face difficulties ensuring an adequate supply of the rear-projection screens used in certain video wall products. The Company is continually engaged in efforts to address this risk area. In addition, the U.S. International Trade Commission recently issued an exclusion order banning the import of certain LCD panels incorporated by the Company in certain of its specialty display products. While this matter has since been settled, any future inability of the Company to import adequate supplies of such panels, or products including such panels, or other products or components, could have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company is subject to vendor lead times that can vary considerably depending on capacity fluctuations and other manufacturing constraints of the Company’s vendors. These lead times can be significant when vendors operate with diminished capacity or experience other restrictions that limit their ability to produce products in a timely manner. For most of the Company’s products, vendor lead times significantly exceed its customers’ required delivery time causing the Company to order to forecast rather than order based on actual demand. Competition in the market continues to reduce the period of time customers will wait for product delivery. Ordering raw materials and building finished goods based on the Company’s forecast exposes the Company to numerous risks including its inability to service customer demand in an acceptable timeframe, holding excess and obsolete inventory or having unabsorbed manufacturing overhead. The Company has increased its reliance on Asian manufacturing companies for the manufacture of displays that it sells in all of the markets served by the Company. The Company also relies on certain other contract manufacturing operations in Asia, including those that produce circuit boards and other components, and those that manufacture and assemble certain of its products. Most of the contract manufacturers with which the Company does business are located in Asia, which has experienced several earthquakes, tsunamis, typhoons, and interruptions to power supplies which resulted in business interruptions. The Company’s business could suffer significantly if the operations of vendors in Asia or elsewhere were disrupted for extended periods of time.

The Company does not have long-term supply contracts with contract manufacturers on which it relies. If any of these manufacturers in Asia or elsewhere were to terminate its arrangements with the Company, make decisions to terminate production of these products, or become unable to provide these displays to the Company on a timely basis, the Company could be unable to sell its products until alternative manufacturing arrangements are made. Furthermore, there is no assurance that the Company would be able to establish replacement manufacturing or assembly relationships on acceptable terms, which could have a material adverse effect on the Company’s business, financial condition and results of operation.

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

The Company may not be successful in its effort to enter new markets with new products and the Company may again experience difficulties entering into new markets. A number of factors could continue to impair Planar’s ability to successfully operate in the Video Wall and High-end Home markets, which could harm Planar’s overall business, financial condition and results of operations.

The Company initially entered the Video Wall market with the acquisition of Clarity Visual Systems and the High-end Home market with new Planar branded home theater products. Thereafter, the Company completed the acquisition of Runco, a leading brand in the custom home theater market. These are products and markets that were not part of the Company’s business in the past and the Company has not and may continue to not execute its plans for these products and markets successfully. For instance, in 2008 the Company experienced reduced demand for its home theater products due to execution issues in connection with the integration of the Runco operations into the Company’s existing operations. As a result the Company has incurred significant costs associated with the acquisition of Runco and the phase-out of Vidikron and Planar branded home theater products, including the goodwill and intangible asset impairment charges recorded in fiscal 2008. The Company has also experienced weakened business and economic conditions in the United States that materially and adversely impacted its sales and profitability throughout 2008 and 2009.

Continuing to operate in the High-end Home and Video Wall markets will continue to require significant efforts by Planar. The Company believes that it may incur additional charges to operations, which are not currently reasonably estimable, in subsequent quarters associated with the activities of continuing to sell to these markets.

The challenges involved in successfully operating in these markets include, but are not limited to, the following:

•	coordinating product plans and research and development activities to permit efficient time-to-market introductions and time-to-volume production for new products and technologies;

•	creating adequate sales volume during the current period of economic distress to generate consistent profits and cash flow;

•	collecting cash from customer accounts;

•	maintaining uniform standards, controls, procedures and policies, including controls over quality assurance

The risks of unsuccessful participation in the High-end Home and Video Wall markets include:

•	disruption of Planar’s business

•	distraction of management; and

•	adverse financial results related to unanticipated expenses or losses.

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

The Company’s manufacturing, sales and distribution operations in Europe and Asia create a number of logistical and communications challenges. The Company’s international operations also expose the Company to various economic, political and other risks, including, but not limited to, the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	employee turnover or labor unrest;

•	lack of developed infrastructure;

•	difficulties protecting intellectual property;

•	difficulties repatriating funds without adverse tax effects

•	risks associated with outbreaks of infectious diseases;

•	burdens and costs of compliance with a variety of foreign laws;

•	political or economic instability in certain parts of the world;

•	effects of doing business in currencies other than the Company’s functional currency;

•

effects of doing business in countries where the local currency is pegged to the currency of another country (For instance the exchange rate of the Chinese RMB to the U.S. Dollar is closely monitored by the Chinese government and there have been recent increases in the value of the RMB relative to the U.S. Dollar. The Company purchases a significant amount of goods from Chinese suppliers and, while those purchases are typically denominated in U.S. Dollars, increases in the RMB relative to the U.S. Dollar would tend to cause the cost of such goods to increase); and

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

The Company has intangible assets recorded on the balance sheet as a result of the acquisition of Clarity Visual Systems that relate primarily to developed technology, patents, trademarks and tradenames, and customer relationships. The value of intangible assets represents the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The remaining $3.9 million of the intangible assets will be amortized over the useful lives of the respective assets of approximately 2.2 years and could, in the future, experience additional impairment. The estimated future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as occurred in fiscal 2008. A determination of impairment of intangible assets could result in a material charge to operations in a period in which an impairment loss is recognized, as occurred in fiscal 2008. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company’s amended and restated credit agreement has a maximum borrowing capacity of $12 million and expires on December 1, 2010. As of June 25, 2010 there were no amounts outstanding under this credit agreement. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security under its credit agreement, which includes certain financial covenants, as discussed in Note 7—Borrowings in the Notes to the Consolidated Financial Statements in this report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2010. If the Company were unable to renew or extend this agreement, the Company may need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets.

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

The Company’s business is generally characterized by short-term purchase orders and contracts which do not require that purchases be made. The Company typically plans its production and inventory levels based on internal forecasts of customer demand which rely in part on nonbinding forecasts provided by its customers. As a result, the Company’s backlog generally does not exceed three months, which makes forecasting its sales difficult. Inaccuracies in the Company’s forecast as a result of changes in customer demand or otherwise may result in its inability to service customer demand in an acceptable timeframe, the Company holding excess and obsolete inventory, or having unabsorbed manufacturing overhead. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements, or otherwise, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has experienced such problems in the past and may experience such problems in the future.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $1.02 to $3.62. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

Item 6.	Exhibits

(a)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: August 2, 2010	/S/ SCOTT HILDEBRANDT
Scott Hildebrandt
Vice President and Chief Financial Officer