Form 10-K
period 2010-09-24
PLANAR SYSTEMS INC
filed 2010-11-23
CIK 722392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock of the registrant at March 26, 2010, excluding shares held by affiliates, was approximately $51,929,937.

Number of shares of common stock outstanding at November 19, 2010: 20,011,858

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of registrant’s Proxy Statement for the annual meeting of shareholders to be held on January 20, 2011 are incorporated by reference into Parts II and III of this Report.

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

Unless context otherwise requires, or as otherwise indicated, “we,” “us,” “our” and other similar terms, as well as references to the “Company” and “Planar,” refer to Planar Systems, Inc. and, unless the context requires otherwise, includes all of the Company’s consolidated subsidiaries.

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

The Company’s Markets

Prior to fiscal 2010 the Company reported four business segments: Industrial, Commercial, Control Room and Signage, and Home Theater. The Company now has one reportable segment, which is consistent with how the Company is currently managed. Segment information for fiscal 2009 and 2008 has been restated to conform with the current year’s presentation. See further discussion in Note 14—Business Segments.

Planar delivers products for a variety of uses and categorizes the markets it serves as follows: Custom and Embedded, Video Wall, Information Technology, and High-end Home.

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

Video Wall

The Company serves the video wall display market by offering both high-resolution LCD video walls and rear-projection cube video walls for use in large venue digital signage as well as various control room installations. The Company has marketed these products under the Clarity brand since 2006 when the Company acquired Clarity Visual Systems, Inc. (“Clarity”). Digital signage video wall installations are used in a growing list of retail, airport, sports arena, and other locations while control room installations are typically found in the security, governmental, telecom, energy, industrial, broadcast, and transportation sectors. The market for control room video wall solutions is driven by the development, expansion, and upgrade of industrial infrastructure such as power plants, transportation systems, communication systems, and security monitoring. LCD based video walls used in the retail and large venue end markets are increasing as LCD costs have declined and as LCD technology has made advancements to allow panel tiling with smaller bezels, enabling a growing number of installations especially in new digital signage applications.

Information Technology (“IT”)

Planar capitalizes on its strong supply chain, logistics, and distribution relationships to sell a variety of primarily LCD based displays to the IT market. These strong relationships give the Company the ability to drive revenues in a number of product categories, including desktop monitors, touch displays, widescreen monitors, and front-projection equipment through its network of IT resellers.

High-end Home

The Company serves the high-end home market with its high-performance home theater front-projection systems, video processing equipment, large-format thin displays, and accessories. The Company has sold these products under the Runco brand since May 2007 when it acquired the business assets of Runco International, Inc. (“Runco”), an industry leader in high-end, luxury video products. Planar’s Runco products are primarily sold to its established network of custom home installation dealers in the United States.

Research and Product Development

The Company engages, on an on-going basis, in research and product development activities. Research expenses are primarily related to the commercialization of display technologies, new system architectures, and fundamental process improvements. Product development expenses are directly related to the design, prototyping, and development of new products and technologies. Expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses, and other costs associated with the Company’s ongoing efforts to develop new products, and processes and enhancements to existing products. The Company spent $11.6 million, $10.6 million, and $12.2 million on research, development and product engineering in the fiscal years 2010, 2009, and 2008, respectively. These expenses were partially offset by research and development tax credits from government agencies and contract funding from private sector companies totaling $1.1 million, $0.7 million, and $0.8 million in fiscal years 2010, 2009, and 2008, respectively.

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

The Company employs sales professionals in many countries around the world and sells both directly to end users and through reseller channels. The primary focus is creating revenue through these reseller channels. At the end of fiscal 2010, the Company employed sales resources in the United States, United Kingdom, Finland, Germany, Italy, France, Turkey, United Arab Emirates, Kuwait, India, and China.

No customers represented over 10% of the Company’s revenue in fiscal years 2010 and 2009. Only one customer represented 10% or more of the Company’s total revenue in fiscal 2008. Products sold to CDW comprised 11% of total consolidated sales in fiscal 2008.

Backlog

The Company believes the backlog metric is of limited utility in predicting future sales because a significant majority of the Company’s sales are made on a ship-to-order basis.

At September 24, 2010 and September 25, 2009 the Company’s backlog, which includes all binding purchase contracts and accepted purchase orders, was approximately $27.4 million and $23.3 million, respectively. Backlog for end-of-life products at September 24, 2010 and September 25, 2009 included orders of approximately $0.5 million and $0.1 million, respectively. Variations in the magnitude and duration of contracts and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

Manufacturing and Raw Materials

The Company partners with offshore suppliers for its manufacturing and assembly capacity, in addition to its EL manufacturing facility in Finland and assembly and integration operations in Oregon and France. The Company believes that its effective management of these partners and its global supply chain is an important competency and competitive advantage.

Quality and reliability are emphasized in the design, manufacture and assembly of each of the Company’s products. All of Planar’s facilities have active operator training/certification programs and regularly use advanced statistical process control techniques. The Company’s products undergo thorough quality inspection and testing throughout the manufacturing process. The Company’s production processes and facilities related to its custom and embedded and video wall products have received and maintain their ISO9001 registration. This registration requires that a company meet a set of criteria established by an independent, international quality organization that measures the quality of systems, procedures and implementation in manufacturing, marketing, and development of products and services.

The Company’s EL manufacturing facility in Finland produces a wide range of display types and sizes. Manufacturing operations consist of the procurement and inspection of components, manufacture of EL displays using a thin-film atomic layer deposition process, final assembly of some components, and extensive testing of finished products.

The Company currently procures from outside suppliers all of its raw materials, including raw glass, driver integrated circuits, electronic circuit assemblies, power supplies, high-density interconnects, light engines, rear-projection screens, and projectors. Significant raw material supply risks to the Company’s operations involve the procurement of LCD panel glass and rear-projection screens. The Company strives to buy these materials from multiple partners and forecast demand as accurately as possible to effectively manage this risk and ensure supply of these components. The Company continues to work at diversifying its supplier base for high resolution glass and rear-projection screens. The Company procures most of its Runco branded products from a small number of suppliers who are the sole source of certain products. As such, a significant portion of the High-end Home market’s revenues are substantially dependent on the continuation of Planar’s relationships with these suppliers.

Competition

Holding a strong competitive position in the market for specialty displays requires maintaining a diverse product portfolio which addresses a wide variety of customer needs. In addition to the product portfolio, the Company competes with other display manufacturers based upon commercial availability, price, visual performance (e.g., brightness, color capabilities, contrast and viewing angle), brand reputation, firmware, size, design flexibility, power usage, durability, ruggedness, and customer service. The Company believes its wide range of product offerings, flexibility, responsiveness, technical support, and customer satisfaction programs are important to its competitive position.

The Company’s direct competitors are numerous and diverse. In display systems including AMLCD components sourced from manufacturers, Planar’s value-added specialty display products compete against those of NEC, Mitsubishi Electric, Viewsonic, Dell and others in the IT market. In the Custom and Embedded market, the Company sometimes competes against the internal engineering functions of some of its OEM customers. In addition, other industrial display systems specialists include Global Display Solutions, NEC, Sharp, and a variety of small, highly specialized producers. The Company’s EL business primarily competes with substitute technologies. The Company’s principal competitors for the Video Wall market include Barco, Mitsubishi Electric, Eyevis, and Christie Digital Systems, Inc. The Company’s High-end Home products primarily compete against those of SIM2, Marantz, Dreamvision, Digital Projection International, and Panasonic Premiere.

Employees

People are considered to be a key element for success by the Company. Planar’s future success will depend largely on its ability to continue to attract, retain, and motivate highly skilled and qualified personnel.

The Company’s U.S. employees are not represented by any collective bargaining units and the Company has never experienced a work stoppage in the United States. The Company’s Finnish, French, and Italian employees are, for the most part, covered by national union contracts. These contracts are negotiated annually between the various employee unions and the employer’s union and stipulate benefits, wage rates, wage increases, grievance and termination procedures, and working conditions.

As of September 24, 2010, the Company had 429 employees worldwide; 266 in the United States and 163 in Europe, Asia, and the rest of the world. Of these, 99 were engaged in sales and marketing, 49 in research and product development, 61 in general and administrative roles, and 220 in manufacturing and manufacturing support.

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

The following issues, risks, and uncertainties, among others, should be considered in evaluating the Company’s future financial performance and prospects for growth.

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

The Company took a number of measures to reduce costs in response to the worldwide economic downturn and the related decreases in revenue levels. However, the Company has since begun to make additional expenditures to better position it for future growth. If customer demand were to decline further, the Company might be unable to adjust expense levels rapidly enough in response to falling demand or without changing the way in which it operates. If revenues were to decrease further and the Company was unable to adequately reduce expense levels, it might incur significant losses that could potentially adversely affect the Company’s overall financial performance and the market price of the Company’s common stock.

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

The inability to obtain sufficient quantities of components and other materials necessary to produce the Company’s displays could result in reduced or delayed sales. The Company obtains much of the material it uses in the manufacture of its products from a limited number of suppliers, and it generally does not have long-term supply contracts with vendors. For some of this material the Company does not generally have a guaranteed alternative source of supply. In addition, given the Company’s cash management practices, vendors may not be willing to continue to ship materials on credit terms that are acceptable to the Company. As a result, the Company is subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. The Company has in the past and may in the future face difficulties ensuring an adequate supply of various display components such as quality high resolution glass used in its products. In the future the Company may also face difficulties ensuring an adequate supply of the rear-projection screens used in certain video wall products. The Company is continually engaged in efforts to address this risk area. In another recent example of such supply risks, in fiscal 2010 the U.S. International Trade Commission issued an exclusion order banning the import of certain LCD panels incorporated by the Company in certain of its specialty display products. While this matter has since been settled, any future inability of the Company to import adequate supplies of such panels, or products including such panels, or other products or components, could have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company is subject to vendor lead times that can vary considerably depending on capacity fluctuations and other manufacturing constraints of the Company’s vendors. These lead times can be significant when vendors operate with diminished capacity or experience other restrictions that limit their ability to produce products in a timely manner. For most of the Company’s products, vendor lead times significantly exceed its customers’ required delivery time causing the Company to order to forecast rather than order based on actual demand. Competition in the market continues to reduce the period of time customers will wait for product delivery. Ordering raw materials and building finished goods based on the Company’s forecast exposes the Company to numerous risks including its inability to service customer demand in an acceptable timeframe, holding excess and obsolete inventory or having unabsorbed manufacturing overhead. The Company has increased its reliance on Asian manufacturing companies for the manufacture of displays that it sells in all of the markets served by the Company. The Company also relies on certain other contract manufacturing operations in Asia, including those that produce circuit boards and other components, and those that manufacture and assemble certain of its products. Most of the contract manufacturers with which the Company does business are located in Asia, which has experienced several earthquakes, tsunamis, typhoons, and interruptions to power supplies which resulted in business interruptions. The Company’s business could suffer significantly if the operations of vendors in Asia or elsewhere were disrupted for extended periods of time.

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

The Company has aging information systems and the investment of dollars and management attention will be required over time to upgrade or replace such systems.

The Company maintains a variety of information systems in connection with the operation of its business, including an enterprise resource management system (“ERP system”) that is integral to the Company’s ability to accurately and efficiently maintain its books and records, record its materials purchase transactions, manufacturing activities, and product sale transactions, provide critical business information to management, and prepare its financial statements. Certain of these systems, principally including the ERP system, are comprised of aging computer hardware and versions of software that are no longer actively supported by the vendor. The age of these systems heightens the risk of unanticipated difficulties, costs, disruptions and other adverse impacts and dictates that the Company take action over time to upgrade and improve the existing systems and possibly replace them. Upgrading or replacing the ERP system will cause the Company to incur costs, expend significant management time and attention and otherwise burden the Company’s internal resources. Failure to successfully upgrade or replace the ERP system could damage the effectiveness of the Company’s business processes and controls and could adversely impact the Company’s ability to accurately and effectively forecast and manage sales demand, manage the Company’s supply chain, identify and implement actions that improve the Company’s operational effectiveness and margins, and report financial and management information on an accurate and timely basis.

A number of factors could continue to impair Planar’s ability to successfully operate in the recently entered Video Wall and High-end Home markets, which could harm Planar’s overall business, financial condition and results of operations.

The Company initially entered the Video Wall market with the acquisition of Clarity Visual Systems and the High-end Home market with new Planar branded home theater products. Thereafter, the Company completed the acquisition of Runco, a leading brand in the custom home theater market. These are products and markets that were not part of the Company’s business in the past and the Company has not and may continue to not execute its plans for these products and markets successfully. For instance, in 2008 the Company experienced reduced demand for its home theater products due to execution issues in connection with the integration of the Runco operations into the Company’s existing operations. As a result the Company has incurred significant costs associated with the acquisition of Runco and the phase-out of Vidikron and Planar branded home theater products, including the goodwill and intangible asset impairment charges recorded in fiscal 2008. The Company has also experienced weakened business and economic conditions in the United States that materially and adversely impacted its sales and profitability throughout fiscal years 2008, 2009, and 2010.

Continuing to operate in the High-end Home and Video Wall markets will continue to require significant efforts by Planar. The Company believes that it may incur additional operating losses, which are not currently reasonably estimable, in subsequent quarters associated with the activities of continuing to sell to these markets.

The challenges involved in successfully operating in these markets include, but are not limited to, the following:

•	coordinating product plans and research and development activities to permit efficient time-to-market introductions and time-to-volume production for new products and technologies;

•	creating adequate sales volume during the current period of economic distress to generate consistent profits and cash flow;

•	collecting cash from customer accounts; and

•	maintaining uniform standards, controls, procedures and policies, including controls over quality assurance.

The risks of unsuccessfully entering new markets including the High-end Home and Video Wall markets include:

•	disruption of Planar’s business;

•	distraction of management; and

•	adverse financial results related to unanticipated expenses or losses.

Future viability of the Company’s manufacturing facility located in Espoo, Finland is based on continued demand for EL products.

The majority of the products manufactured at the Company’s facility located in Espoo, Finland are based on EL technology. If demand for EL technology-based products diminishes significantly in the future, it could become necessary to cease manufacturing operations at this facility, which would likely result in an impairment loss on the associated property, plant and equipment, and restructuring charges related to employee severance. While demand for EL products improved in fiscal 2010 as compared to 2009, future declines in demand could again result in unabsorbed manufacturing overhead, which could negatively impact the Company’s results of operations.

The Company faces risks associated with international operations.

The Company’s manufacturing, sales and distribution operations in Europe and Asia create a number of logistical, systems and communications challenges. The Company’s international operations also expose the Company to various economic, political and other risks, including, but not limited to, the following:

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

The Company has intangible assets recorded on the balance sheet as a result of the acquisition of Clarity Visual Systems that relate primarily to developed technology, patents, trademarks and tradenames, and customer relationships. The initial value of intangible assets recorded at the time of acquisition represented the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The remaining $3.3 million of the intangible assets will be amortized over the useful lives of the respective assets of approximately 2.1 years and could, in the future, experience additional impairment. The estimated undiscounted future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as occurred in fiscal 2008. A determination of impairment of intangible assets could result in a material charge to operations in a period in which an impairment loss is recognized, as occurred in fiscal 2008. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company’s amended and restated credit agreement, as amended on November 18, 2010, has a maximum borrowing capacity of $12 million and expires on December 1, 2011. As of September 24, 2010 there were no amounts outstanding under this credit agreement. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security under its credit agreement, which includes certain financial covenants, as discussed in Note 7—Borrowings in the Notes to the Consolidated Financial Statements in this Report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2011. If the Company were unable to renew or extend this agreement, the Company may need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets.

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

In the fourth quarter of fiscal 2008 the Company disposed of its subsidiary that sold products to the medical market and in the second quarter of 2009 the Company sold its digital signage software assets. If the Company were to discontinue or substantially reduce its efforts to sell its products to any of its targeted end-markets, or to discontinue certain product lines, for the purpose of reducing costs or losses or otherwise, it may not be possible to eliminate all associated fixed overhead costs which would have to be absorbed by the revenues generated by selling its other products to the remaining targeted end-markets. This could potentially adversely affect the Company’s overall financial performance in the future.

Variability of customer requirements or losses of key customers may adversely affect the Company’s operating results.

The Company must provide increasingly rapid product turnaround and respond to ever-shorter lead times, while at the same time meet its customers’ product specifications and quality expectations. A variety of conditions, including bankruptcy and other conditions both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. These actions by a significant customer or by a set of customers could adversely affect the Company’s business. On occasion, customers require rapid increases in production, which can strain the Company’s resources and reduce margins. The Company may lack sufficient capacity at any given time to meet customers’ demands. Products sold to one customer represented 11% of total consolidated sales in fiscal 2008. Sales to this customer were less than 10% in fiscal 2009 and 2010. Sales to this customer, if lost, could have a material, adverse impact on the results of operations. If accounts receivable from a significant customer or set of customers became uncollectible, a resulting charge could have a material, adverse effect on operations, although the Company does maintain allowances for estimated losses resulting from the inability of its customers to make required payments.

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

The Company may find it necessary to take legal action in the future to enforce or protect its intellectual property rights or to defend against claims of infringement. Litigation can be very expensive and can distract management’s time and attention, which could adversely affect the Company’s business. In addition, the Company may not be able to obtain a favorable outcome in any intellectual property litigation. Others could claim that the Company is infringing their patents or other intellectual property rights. In the event of an allegation that the Company is infringing on another’s rights, it may not be able to obtain licenses on commercially reasonable terms from that party, if at all, or that party may commence litigation against the Company. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect the Company’s business, financial condition and results of operations. For instance, a reseller of the Company’s IT products has recently notified the Company that a third party has asserted that such reseller should obtain a license to certain technology in order to sell the Company’s products. In addition, the Company has been made party to two lawsuits (among many other defendants); in one case alleging infringement of a United States patent relating to stands for multiple displays, and in the other case alleging that the Company’s Indisys image processing products infringe upon a United States patent held by a third party. The Company has tendered this matter to its supplier for defense and indemnification. The Company will vigorously defend itself against the assertion of any liability. While the Company would, in each instance, seek indemnification from the manufacturer of such products if it were found to be liable, a determination of liability against the Company could have an adverse impact on the Company’s business, financial condition, and results of operations.

The market price of the Company’s common stock may be volatile.

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $1.60 to $3.62. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

•	variations in the Company’s operating results and financial condition;

•	public announcements by the Company as to its expectations of future sales and net income or loss;

•	actual or anticipated announcements of technical innovations or new product developments by the Company or its competitors;

•	changes in analysts’ estimates of the Company’s financial performance;

•	general conditions in the electronics industry; and

•	worldwide economic and financial conditions.

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

The Company leases its primary manufacturing facilities and various sales offices in the United States and Europe. The Company leases 98,800 square feet of custom-designed space in the Beaverton, Oregon area for assembly operations. The European facility located in Espoo, Finland, is a custom-designed facility in which Planar leases 95,000 square feet, including approximately 20,300 square feet of cleanroom. Approximately 1,900 square feet of this facility is sub-leased to a third party. The Company also leases approximately 29,400 square feet in Albi, France, which is used primarily for European product development, final assembly, and testing of the Company’s video wall products.

The Company leases approximately 72,000 square feet of class A office space in Beaverton, Oregon, which is used for administrative office space, sales and marketing, design engineering and associated lab and research and development activities.

The Company owns a 20,000 square-foot facility, with approximately 6,000 square feet of cleanroom, also located in Beaverton, Oregon. The Company has leased this property to a third-party.

The Company has field sales offices in key U.S. metropolitan areas and sales offices in Europe and Asia. The offices are located in the Portland, Helsinki, Paris, Rome, and Shanghai metropolitan areas. The Company also has a procurement office located in Taipei, Taiwan. None of these sales offices has significant leasehold improvements nor are any planned.

Item 3.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which any of its property is subject.

Item 4.	[Removed and Reserved]

Part II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the Company’s common stock are traded on the NASDAQ Global Market, under the symbol PLNR.

The following table sets forth for the fiscal periods indicated, the range of the high and low closing prices for the Company’s common stock on the NASDAQ Global Market.

	High	Low
Fiscal 2010
First Quarter	$3.06	$2.17
Second Quarter	3.14	2.25
Third Quarter	3.62	1.72
Fourth Quarter	2.56	1.60

Fiscal 2009
First Quarter	$2.91	$0.62
Second Quarter	0.89	0.36
Third Quarter	1.40	0.64
Fourth Quarter	3.22	1.02

Holders

As of September 24, 2010, there were 154 shareholders of record.

Dividend Policy

The Company currently intends to retain its earnings to support operations and, therefore, does not anticipate paying any cash dividends at this time.

Executive Compensation—Equity Compensation Plan Information

The information set forth under the caption “Executive Compensation—Equity Compensation Plan Information” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 20, 2011, is incorporated by reference into this Report.

Item 6.	Selected Financial Data

	Fiscal year
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Continuing Operations:
Sales	$175,668	$174,931	$259,310	$229,053	$168,647
Gross profit	44,467	46,288	49,017	51,292	39,646
Income (loss) from operations	(10,029)	(3,206)	(103,463)	(25,373)	4,223
Income (loss) from continuing operations	(5,105)	(3,424)	(105,211)	(26,446)	3,841
Net income (loss)[1] .	(5,105)	(3,424)	(89,758)	(23,184)	6,280
Diluted net income (loss) per share from continuing operations	$(0.27)	$(0.19)	$(5.92)	$(1.52)	$0.25
Diluted net income (loss) per share	$(0.27)	$(0.19)	$(5.05)	$(1.33)	$0.41

Balance Sheet:
Working capital	$57,088	$58,067	$48,424	$57,202	$80,910
Assets	108,434	110,962	129,124	263,144	245,002
Long-term liabilities	4,106	5,452	6,615	35,749	14,697
Shareholders’ equity	65,376	71,411	70,432	153,887	167,575

1.	2008 Sale of the Medical segment. In the fourth quarter of fiscal 2008 the Company sold the stock of DOME imaging systems, inc., a subsidiary of Planar Systems, Inc. for approximately $32.2 million. This transaction represented a disposal of the Company’s Medical segment. See further discussion in Note 6—Discontinued Operations.

2008 Impairment Charges. In the third and fourth quarters of fiscal 2008 the Company determined that the goodwill associated with the Clarity and Runco acquisitions was impaired and recorded charges of approximately $47.4 million to write-off the associated goodwill. Charges of $25.6 million were recorded in fiscal 2008 to write-down the intangible assets associated with both acquisitions to their fair values.

2007 Acquisition of Runco. In the third quarter of fiscal 2007 the Company acquired substantially all of the assets and certain liabilities of Runco. Funding for the acquisition was provided by the Company through $14.7 million in existing cash and $22.0 million of borrowings under the Company’s credit facility.

2007 Deferred Tax Asset Valuation Allowance. In the fourth quarter of fiscal 2007 the Company recorded an approximate $7.6 million charge to the valuation allowance against U.S. deferred tax assets related to its recent net losses.

2006 Acquisition of Clarity. In the fourth quarter of fiscal 2006 the Company acquired all of the outstanding capital stock of Clarity for approximately $21.9 million cash and approximately 1.8 million shares of Planar Common Stock.

The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. These and other forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: poor or further weakened domestic and international business and economic conditions; weakening in the demand for the Company’s products; any reduction in or delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; any inability to reduce costs at all or to reduce costs quickly enough, in either case, in response to weakening economic conditions and/or unanticipated reductions in revenue; changes in the flat-panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods; future production variables impacting excess inventory and the other risk factors described under Part II, Item 1A. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, goodwill and intangible asset valuation, share based compensation and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies and the related judgments and estimates affect the preparation of the consolidated financial statements.

Revenue Recognition.    The Company’s policy is to recognize revenue for product sales when evidence of an arrangement exists, sales price is determinable or fixed, title transfers and risk of loss has passed to the customer, which is generally upon shipment of the Company’s products to its customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. Some distributor agreements allow for potential return of products and provide price protection under certain conditions within limited time periods. Price protection is offered to select distributors for circumstances when there is a decrease in the list price of a product subsequent to the purchase by the distributor. The distributor is entitled to receive a credit equal to the price decrease for all new and unused products held in the distributor’s inventory as of the date of the claim, up to a maximum of 45 days from the date of purchase. Such return rights are generally limited to short-term stock rotation. The Company estimates sales returns and price adjustments based upon historical experience and other qualitative factors. The Company estimates expected sales returns and price protection adjustments and records the amounts as a reduction of revenue at the later of the time of shipment or when the pricing decision is made. Each period, price protection is estimated based upon pricing decisions made and information received from distributors as to the amount of inventory they are holding. The Company’s policies comply with the guidance provided by the FASB Accounting Standards CodificationTM (“the Codification” or “ASC”) Topic 605, “Revenue Recognition” (“ASC Topic 605”). Judgments are required in evaluating the credit worthiness of the Company’s customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the collection risk is minimal.

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

The Company also records an allowance for all customers based on certain other factors including the length of time the receivables are past due, the amount outstanding, and historical collection experience with customers. The Company believes its reported allowances are adequate. However, if the financial condition of customers were to deteriorate, resulting in their inability to make payments, the Company may need to record additional allowances which would result in additional operating expense being recorded for the period in which such determination was made.

Inventory.    The Company is exposed to a number of economic and industry factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage, or subject to lower of cost or market adjustments. These factors include, but are not limited to, technological and regulatory changes in the Company’s markets, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, changes to forecasts, new product introductions, quality issues with key suppliers, product phase-outs, future customer service and repair requirements, and the availability of key components from the Company’s suppliers. The Company’s policy is to reduce the value of inventory when conditions exist that suggest that its inventory may be in excess of anticipated demand or is obsolete based upon its assumptions about future demand for its products and market conditions. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the Company’s adjustments are intended to reduce the carrying value of its inventory to its net realizable value. If actual demand for the Company’s products deteriorates or market conditions become less favorable than those that the Company projects, additional inventory adjustments may be required.

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

Intangible assets.    In accordance with ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC Topic 350”), the Company does not amortize goodwill from acquisitions, but amortizes other acquisition-related assets.

As required by these rules, the Company performs an impairment review of goodwill annually or earlier if indicators of potential impairment exist. In the first quarter of 2010 the Company determined that a triggering event had occurred and performed an impairment analysis. As discussed in Note 4—Impairment and Restructuring Charges, based on this review, the Company determined that its goodwill was impaired, and therefore recorded a $3,428 charge to write-off this balance. The impairment review conducted in the second quarter of 2009 did not indicate impairment. The reviews performed in the third quarter of 2008 indicated an impairment of the goodwill associated with the Clarity and Runco acquisitions and all goodwill associated with those acquisitions was written off as of September 26, 2008.

The Company amortizes the cost of identifiable intangible assets over the estimated useful life of the asset and assesses any impairment by estimating the undiscounted future cash flows from the associated asset in accordance with ASC Topic 350 and ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”). As discussed in Note 4—Impairment and Restructuring Charges, impairment charges related to the intangible assets associated with the acquisition of Clarity and Runco were recorded in fiscal 2008 based upon the impairment reviews performed in that year. If the estimated cash flows related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur further charges for impairment of these assets. Additional impairment could result if the associated products do not sell as expected.

Share Based Compensation Expense.    The Company accounts for share based compensation in accordance with ASC Topic 718, “Compensation—Stock Compensation,” (“ASC Topic 718”), which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes option pricing model. This model is also used to estimate the fair value of employee stock purchases related to the Employee Stock Purchase Plan. The determination of fair value using an option pricing model is affected by the Company’s stock price as well as assumptions regarding the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards. The Company estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience. As share based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company values restricted stock awards at the closing price of the Company’s shares on the date of grant. U.S. generally accepted accounting principles (“GAAP”) require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. If factors change and the Company employs different assumptions in the application of ASC Topic 718 in future periods, the compensation expense recorded may differ significantly from what the Company has recorded in the current period.

Income Taxes.    The Company accounts for income taxes using the asset and liability method outlined in ASC Topic 740, “Income Taxes” (“ASC Topic 740”). The Company records a valuation allowance when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. If the Company is able to realize the deferred tax assets in an amount in excess of its reported net amounts, an adjustment to decrease the valuation allowance associated with deferred tax assets would decrease goodwill or increase earnings in the period such a determination was made. Similarly, if the Company should determine that its net deferred tax assets may not be realized to the extent reported, an adjustment to increase the valuation allowance associated with the deferred tax assets would be charged to income in the period such a determination was made. On September 29, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which was incorporated into the Codification within ASC Topic 740. This pronouncement clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

BUSINESS ACQUISITIONS AND DISPOSITIONS

In September 2006, the Company completed the acquisition of Clarity Visual Systems, Inc. Clarity was engaged in the design, development, manufacturing, marketing, distribution, support, and maintenance of large-screen video cube display systems for entertainment, business, transportation, government, and retail market applications. As a result of the acquisition, the Company was able to broaden its product offerings in the specialized display markets. The acquisition was accounted for as a purchase and, accordingly, the operations of Clarity have been included in the consolidated financial statements from the date of acquisition. See Note 3—Business Acquisitions in the Notes to Consolidated Financial Statements which is included in Item 8—Financial Statements and Supplementary Data in this Report.

In May 2007, the Company acquired substantially all of the assets and certain liabilities of Runco International, Inc., a supplier of premium video projectors, video processors, plasma screens and LCDs to the home theater market. As a result of the acquisition the Company accelerated its reach into the market for high-end home theater projection systems, large-format thin video displays, and front-projection screens. The acquisition was accounted for as a purchase and, accordingly, the operations of Runco have been included in the consolidated financial statements from the date of acquisition. See Note 3—Business Acquisitions in the Notes to Consolidated Financial Statements which is included in Item 8—Financial Statements and Supplementary Data in this Report.

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

In the first quarter of 2009 the Company sold its digital signage software assets in two transactions. In November 2008 the Company sold certain assets related to digital signage software for gaming applications to Bally Gaming, Inc. In December 2008 the Company sold the remaining digital signage software assets to CS Software Holdings LLC. The sale of these assets did not constitute the disposal of a component of the Company as defined by ASC Topic 205, “Component of an Entity,” (“ASC Topic 205”) and, accordingly, results related to the sale of digital signage software assets have not been reclassified to discontinued operations. See Note 16—Gain on Sale of Assets in the Notes to the Consolidated Financial Statements which is included in Item 8—Financial Statements and Supplementary Data in this Report.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of sales of certain items in the Consolidated Financial Statements of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Sept. 24, 2010	Sept. 25, 2009	Sept. 26, 2008
Sales	100.0%	100.0%	100.0%
Cost of sales	74.7	73.5	81.1

Gross profit	25.3	26.5	18.9
Operating expenses:
Research and development, net	6.0	5.6	4.4
Sales and marketing	12.6	13.7	13.6
General and administrative	9.1	11.2	8.7
Amortization of intangible assets	1.4	1.5	2.5
Acquisition related costs	—	—	0.6
Impairment and restructuring charges	1.9	1.1	29.0
Gain on sale of assets	—	(4.8)	—

Total operating expenses	31.0	28.3	58.8

Loss from operations	(5.7)	(1.8)	(39.9)
Non-operating income (expense):
Interest, net	—	—	(0.3)
Foreign exchange, net	0.9	(0.2)	—
Other, net	0.2	0.1	(0.1)

Net non-operating income (expense)	1.1	(0.1)	(0.4)

Loss from continuing operations before income taxes	(4.7)	(1.9)	(40.3)
Provision (benefit) for income taxes	(1.8)	0.1	0.3

Loss from continuing operations	(2.9)	(2.0)	(40.6)
Income from discontinued operations	—	—	6.0

Net loss	(2.9)	(2.0)	(34.6)

Overview

The Company recorded sales of $175.7 million in fiscal 2010, which was an increase of $0.8 million as compared to sales of $174.9 million in 2009. The increase in sales was primarily the result of increased volumes of customized digital signage display products, desktop monitors, and LCD video wall systems sold, and also due to an increase in the sales of EL products, as compared to the prior year. These increases were partially offset by decreases in sales of high-end home products and rear-projection cubes, which continue to be negatively affected by soft demand.

In 2010 net loss was $5.1 million or $0.27 per share as compared to a net loss of $3.4 million or $0.19 per share in 2009. The increased net loss was primarily due to an increase in impairment and restructuring charges and also due to the gain on sale of assets recognized in 2009, which reduced operating expenses by $8.4 million in that period. This was partially offset by decreases in general and administrative and sales and marketing expenses and a $3.1 million tax benefit in 2010 as compared to a tax provision of $0.1 million in 2009.

In 2010 loss from operations before income taxes was $8.2 million as compared to $3.3 million in 2009. The increased loss from operations was due primarily to the gain on sale of assets recognized in 2009, which reduced operating expenses by $8.4 million in that period. The increase was also due to a $1.5 million increase in impairment and restructuring charges. These increases were partially offset by lower general and administrative expenses and sales and marketing expenses as a result of lower share based compensation expense and other cost reduction measures.

The Company continues to experience strong end-market demand for its customized digital signage display products, LCD video wall systems, and Information Technology products. The Company believes that a variety of factors, including the continued impact of the macro-economic slowdown on home construction and also the impact of industry-wide product technology transitions from lamp-based to LED-based rear-projection cube platforms continues to negatively impact demand for its high-end home and certain video wall products. The Company continues to drive focused investments in product development, sales and marketing to better position the Company for future growth. Additionally, the Company continues to explore various opportunities to grow revenues including opportunities related, but not limited, to applications for indoor and outdoor digital signage displays. Digital signage opportunities such as outdoor ruggedized custom displays, touch applications, and large venue viewing also represent growing markets in the United States, Europe, and Asia.

Sales

The Company’s sales of $175.7 million in 2010 increased $0.8 million or 0.4% from sales of $174.9 million in 2009. The increase in sales was primarily due to an 87.5% increase in the volume of customized digital signage display products sold, a 5.2% increase in the volume of desktop monitors sold, an 8.0% increase in the sales of EL products, and an increase in the volume of LCD video wall systems sold, as compared to the prior year. The increase in sales of customized digital signage display products was primarily due to continued fulfillment of orders related to an increase in design wins obtained in previous periods. The increase in LCD video wall systems was due to the introduction of the Company’s new Matrix LCD video wall system, which was first sold to customers in the first quarter of 2010. These increases were partially offset by decreases in sales of high-end home products and rear-projection cubes, which experienced volume decreases of 36.2% and 30.7%, respectively. The decrease in volumes of high-end home products sold was primarily the result of the continued macro-economic slowdown as it relates to home construction. Sales of rear-projection cubes were negatively impacted by industry-wide product technology transitions and soft demand in the Unites States and Europe, where the Company’s operations are focused. The decrease in volumes of high-end home products was partially offset by a 16.2% increase in average selling prices of these products in 2010 as compared to 2009. Average selling prices of rear-projection cubes decreased 14.4% in 2010 as compared to 2009. Changes in average selling prices were the result of changes in product mix, rather than changes in the relative pricing of these products.

Sales of $174.9 million in 2009 decreased $84.4 million or 32.5% from sales of $259.3 million in 2008. The decrease in sales was primarily due to the global economic crisis that resulted in decreases in sales of products in each of the Company’s end markets. Sales of EL, custom LCD, custom glass, and high-end home products all decreased in 2009 as compared to 2008 as a result of the economic slowdown. The volume and average selling prices of IT products sold in 2009 also decreased as compared to 2008. The decrease from 2009 to 2008 was also attributed to the sale of the digital signage software assets in the first quarter of 2009 and partially offset by increases in the sales of AMLCD and stereomirror products.

Sales outside the United States decreased $0.7 million or 1.5% to $47.8 million in 2010 from $48.5 million in 2009. Sales outside the United States were $68.7 million in 2008. In fiscal 2010 the decrease in international sales was primarily due to the Euro weakening against the U.S. Dollar in fiscal 2010 as compared to fiscal 2009, which negatively impacted the translation of a portion of the Company’s international sales into U.S. Dollars. The decrease in international sales was also due to lower demand for the Company’s products in countries outside of the United States in 2010 as compared to 2009. The decrease in international sales from fiscal 2009 as compared to 2008 was primarily a result of an overall decrease in international sales compared to the prior year, a poor economic climate for large capital projects in countries outside of the United States, and also due to the Euro weakening against the U.S. Dollar in 2009 as compared to 2008. As a percentage of total sales, international sales were 27.2% in 2010, 27.7% in 2009, and 26.5% in 2008.

Gross Profit

Gross profit as a percentage of sales decreased to 25.3% in 2010 as compared to 26.5% in 2009. The decrease in gross profit was primarily due to an unfavorable product mix resulting mainly from lower sales of higher margin rear-projection cubes and higher sales of lower margin desktop monitors and Matrix LCD video wall systems. The comparative decrease in gross profit was also due to a decrease in sales of high margin digital signage software products as these products were not sold subsequent to the Company’s sale of its digital signage software assets in the first quarter of 2009. Total gross profit decreased $1.8 million or 3.9% from $46.3 million in 2009 to $44.5 million in 2010.

Gross profit as a percentage of sales increased to 26.5% in 2009 as compared to 18.9% in 2008. The improvement was primarily due to lower product costs, decreases in manufacturing headcount, and decreases in warranty and inventory obsolescence costs. Gross profit also improved due to a more favorable product mix as sales shifted away from lower margin products towards higher margin product offerings. Improvements in gross profit as a percentage of sales were partially offset by decreased signage software sales as a result of the sale of the digital signage software assets in the first quarter of 2009. Total gross profit decreased $2.7 million to $46.3 million in 2009 as compared to $49.0 million in 2008.

Research and Development

Net research and development expenses increased $0.6 million or 6.7% to $10.5 million in 2010 from $9.9 million in 2009. The increase was primarily the result of increased spending on project supplies and professional services to support new design wins. The increase was partially offset by external contract funding from certain customers and research and development tax credits from certain governmental agencies, as described in Note 1—Summary of Significant Accounting Policies. The increase was also partially offset by decreases related to the sale of digital signage software assets during the first quarter of 2009, which had relatively high software engineering costs.

Net research and development expenses decreased $1.5 million or 13.4% from $11.4 million in 2008 to $9.9 million in 2009. The decrease was primarily due to the sale of the digital signage software assets during the first quarter of 2009. The decrease was partially offset by increased headcount to support product development related to certain design wins for custom and embedded products and one-time new product development and certification costs related to high-end home products which impacted the first quarter of 2009. The decrease in research and development expenses was also offset by lower contract funding from certain customers and research and development tax credits from certain governmental agencies in 2009 as compared to 2008.

As a percentage of sales, research and development expenses increased to 6.0% in 2010 as compared to 5.6% in 2009. In 2008 research and development expenses were 4.4% of sales. The increase from 2009 to 2010 was primarily due to the reasons discussed above. The increase from 2008 to 2009 was due to sales decreasing at a greater rate than research and development spending.

Sales and Marketing

Sales and marketing expenses decreased $1.8 million or 7.6% to $22.1 million in 2010 from $23.9 million in 2009. The decrease was primarily due to reduced share based compensation expense, lower headcount, and lower estimates of uncollectible accounts receivable. Sales and marketing expenses also decreased due to the sale of the digital signage software assets, which occurred in the first quarter of 2009 as the Company did not sell digital signage software products subsequent to the first quarter of 2009.

Sales and marketing expenses decreased $11.3 million or 32.1% from $35.2 million in 2008 to $23.9 million in 2009. The decrease was due to the Company’s continued efforts to reduce costs which resulted in decreased headcount, decreased spending on marketing materials and promotions, and lower commissions as a result of lower sales in 2009 as compared to 2008. Decreases were also the result of lower expenses related to uncollectible accounts receivable, which are recorded as sales and marketing expenses. Decreases in sales and marketing expenses were also due to the sale of the digital signage software assets during the first quarter of 2009 and due to the Company’s strategic decision to reduce the number of brands marketed in its high-end home products and focus its efforts on the Runco brand.

As a percentage of sales, sales and marketing expenses decreased to 12.6% in 2010 as compared to 13.7% in 2009. In 2008 sales and marketing expenses were 13.6% of sales. The decreases from 2009 to 2010 and the increases from 2008 to 2009 are primarily due to the reasons discussed above.

General and Administrative

General and administrative expenses decreased $3.5 million or 17.9% to $16.1 million in 2010 from $19.6 million in 2009. The decrease in general and administrative expenses was primarily due to a reduction in share based compensation expense, reductions in headcount, and decreases in spending for outside services as a result of the Company’s initiatives to reduce administrative overhead.

General and administrative expenses decreased $3.0 million or 13.3% from $22.6 million in 2008 to $19.6 million in 2009. The decrease in general and administrative expenses was primarily due to reductions in headcount and spending for outside services as a result of the Company’s initiatives to reduce costs.

As a percentage of sales, general and administrative expenses decreased to 9.1% in 2010 from 11.2% in 2009. In 2008, general and administrative expenses were 8.7% of sales. The decreases from 2009 to 2010 are primarily due to the reasons discussed above. The increase from 2008 to 2009 as a percentage of sales was primarily due to sales decreasing at a greater rate than general and administrative expenses throughout 2009.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets decreased to $2.5 million in 2010 from $2.7 million in 2009. The $0.2 million decrease in amortization expense was due to the sale of the digital signage software assets in the first quarter of 2009 as the associated intangible assets are no longer reflected on the Company’s balance sheet. Expenses for the amortization of intangible assets were $6.6 million in 2008. The lower amortization of intangibles in 2009, as compared to 2008 was primarily due to the impairment and write-off of certain intangibles in fiscal 2008, discussed in Note 4—Impairment and Restructuring Charges.

Acquisition related costs

Acquisition related costs incurred in 2008 primarily consisted of incremental costs associated with the acquisition of Runco, which were not included in the purchase consideration or not capitalizable as property, plant or equipment, which resulted directly from the acquisition.

Impairment and Restructuring Charges

2008 Impairment and restructuring charges

In fiscal 2008 the Company recorded $73.7 million in impairment charges. During the third quarter of 2008 the Company determined that the goodwill and certain intangible assets associated with the Clarity and Runco acquisitions were impaired, and therefore recorded a $58.4 million charge to reduce these assets to fair value. In the fourth quarter of 2008 due to triggering events identified, including worsening economic conditions and the discontinuance of certain brands, the Company determined it was appropriate to conduct an impairment test on the assets associated with the Runco acquisition. As a result of this test the Company determined that certain assets were impaired, and therefore recorded a $14.6 million charge to write-off the remaining intangible assets related to the Runco acquisition and a $0.7 million charge related to the impairment of tooling and other long-lived assets related to the Runco acquisition.

In 2008 the Company recorded $1.4 million in net restructuring charges. During the third quarter of 2008 the Company recorded $0.4 million in restructuring charges related to severance benefits estimated for the termination of employment for certain employees who performed primarily management and operations functions. During the fourth quarter of 2008 the Company recorded $1.6 million in restructuring charges related to severance benefits estimated for the termination of employment for certain employees across all functions as the Company realigned its workforce to more closely match its strategic objectives. Additional restructuring charges of $1.5 million were recorded related to the Company’s decision to reduce the number of brands being marketed and to change the distribution model for Planar branded products as the Company focused its resources on the Runco brand. The Company also recorded adjustments to previously recorded restructuring and acquisition related liabilities which reduced expense by $2.1 million in 2008 as a result of revisions to estimates made at the time of the Clarity and Runco acquisitions and revisions to the 2007 restructuring charges related to fewer and less costly personnel reductions than originally anticipated. These net charges were recorded as impairment and restructuring charges in the Consolidated Statement of Operations.

2009 Impairment and restructuring charges

In fiscal 2009 the Company recorded $1.9 million in impairment and restructuring charges. The Company recorded $2.9 million in charges related to severance benefits estimated for the termination of certain employees who performed primarily sales, operations, manufacturing, and management functions, and for the write-off of tooling for a product that is no longer produced by the Company. In 2009 the Company also negotiated a settlement with a vendor related to a restructuring liability recorded in 2008, and also determined that payments related to certain severance benefits recognized in prior periods would be less than initially estimated. These adjustments were recorded as a $0.7 million reduction in restructuring expenses in 2009. In 2009 certain liabilities assumed in the purchase of Clarity were adjusted to reflect current estimates of amounts that will be paid to certain taxing authorities, former employees, and vendors. At the time of the business combination these liabilities were included in the calculation of goodwill. As the goodwill associated with the Clarity acquisition was determined to be impaired and written off in 2008, the 2009 adjustments to these liabilities were recorded as a $0.3 million net reduction to restructuring expense.

2010 Impairment and restructuring charges

In 2010 the Company recorded $3.4 million in impairment and restructuring charges. During the first quarter of 2010 the Company determined that the goodwill recorded on its balance sheet was impaired, and therefore recorded a $3.4 million charge to write-off this balance. The goodwill impairment charge was recorded as a result of the impairment test conducted during the first quarter of 2010 following the Company’s restructuring that resulted in one operating segment, which constituted a triggering event as described by paragraph 35-10 of ASC Subtopic 350-20 “Goodwill.” The impairment test considered the Company’s average share price over a reasonable period of time and current projections of the underlying discounted cash flows of the Company. Neither of these approaches supported the carrying value of the asset.

During the first quarter of 2010 the Company determined that the severance benefits related to previously recorded restructuring charges would be less than initially estimated and reduced the severance liability to reflect the current estimate of amounts to be paid. This revision was recorded as a $40 thousand reduction in operating expenses.

Gain on Sale of Assets

The Company recorded an $8.4 million gain on sale of assets in fiscal 2009. In the second quarter of 2009, the Company sold certain patents and recorded a gain on sale of $2.9 million. In the first quarter of 2009, the Company recorded a $5.5 million gain on the sale of the digital signage assets. The Company did not sell assets in fiscal 2010 or 2008. See further discussion in Note 16—Gain on Sale of Assets.

Operating Expenses

Operating expenses increased $5.0 million or 10.1% to $54.5 million in 2010 from $49.5 million in 2009. The increase in operating expenses was primarily due to the $8.4 million gain on sale of assets recognized in the second quarter of 2009, which reduced operating expenses in that period. Comparably, the Company did not sell any assets in fiscal 2010. The increase in operating expenses from 2009 to 2010 was also due to the $1.5 million increase in impairment and restructuring charges recognized in fiscal 2010 as compared to fiscal 2009. These increases in operating expenses were partially offset by decreases in general and administrative and sales and marketing expenses. As a percentage of sales, operating expenses increased to 31.0% in 2010 from 28.3% in 2009. The increase in operating expenses as a percentage of sales was primarily due to the increases discussed above.

Operating expenses decreased $103.0 million or 67.5% to $49.5 million in 2009 from $152.5 million in 2008. The decrease was due primarily to a significant reduction in impairment and restructuring charges in 2009 as compared to 2008. Impairment and restructuring charges of $75.1 million in 2008 related to the impairment of the goodwill and certain intangible assets associated with the Clarity and Runco acquisitions, as discussed in Note 4—Impairment and Restructuring Charges. Restructuring charges in 2009 were $1.9 million. The decrease in total operating expenses was also due to decreases in all other operating expense categories including sales and marketing, general and administrative, and research and development expenses, as the Company implemented several cost reduction plans in 2009 aimed at better aligning the expense base and resource levels within the Company with anticipated sales levels. The decreases in operating expenses were also the result of decreases in the amortization of intangible assets as a result of previous period write-offs of certain intangible assets, as described above, and the result of decreased acquisition related costs, which were $0 in 2009 as the integration of Runco was completed in 2008. The decrease in operating expenses was also the result of the gains recognized on the sale of the assets associated with the digital signage software assets in the first quarter of 2009 and the sale of certain patents in the second quarter of 2009. As a percentage of sales, operating expenses improved to 28.3% in 2009 from 58.8% in 2008. The decreases in operating expenses as a percentage of sales was due primarily to the decreases discussed above.

Non-operating Income and Expense

Non-operating income and expense includes interest income on cash and investments, interest expense, net foreign currency exchange gain or loss and other income or expenses. Net interest expense was $0.1 million in both fiscal 2010 and 2009. In fiscal 2008, net interest expense was $0.9 million. The decrease in net interest expense in 2009 from 2008 was primarily due to lower borrowing activity on the Company’s credit agreement and also due to a decrease in interest rates on these borrowings.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. In fiscal 2010, the Company recorded a foreign currency exchange net gain of $1.6 million, as compared to a foreign currency exchange net loss of $0.3 million and $22 thousand in fiscal 2009 and 2008, respectively.

The Company currently realizes approximately 27% of its revenue outside the United States. The functional currency of the Company’s primary foreign subsidiaries is the Euro which must be translated to U.S. Dollars for consolidation.

Provision for Income Taxes

The Company recorded a tax benefit of $3.1 million in fiscal 2010, as compared to a tax provision of $0.1 million and $0.7 million in fiscal 2009 and 2008, respectively. The tax provision for fiscal 2010 was significantly impacted by a one-time benefit related to the Company’s utilization of U.S. net operating losses (“NOL”) under the recently enacted H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009.” Under the new NOL carryback provisions, the Company recorded a $2.1 million tax benefit. Additionally, the fiscal 2010 tax provision included benefits of $0.9 million related to the write-off of goodwill and $1.0 million related to a reduction in its valuation allowance against foreign net operating losses. These benefits were offset by income tax expense in other foreign and state jurisdictions.

The 37.6% tax rate for the year ending September 24, 2010 differs from the federal statutory rate primarily due to the NOL carryback provisions, a valuation allowance on the Company’s U.S. deferred tax assets, the release of the valuation allowance on foreign net operating losses, the provision for state income taxes, and the effects of the Company’s operations in foreign jurisdictions with different tax rates. For fiscal 2009 the income tax expense of $0.1 million was the result of tax expense from foreign operations which was based upon the various tax laws and rates of the countries in which operations are conducted. For fiscal 2008 the income tax expense of $0.7 million was the result of tax expense from foreign operations which was based upon the various tax laws and rates of the countries in which operations are conducted.

The difference between the effective tax rate and the federal statutory tax rate is due primarily to the valuation allowance on the Company’s United States deferred tax assets, the provision for state income taxes, and the effects of the Company’s operations in foreign jurisdictions with different tax rates. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pretax financial results, the effective tax rate can change materially based on small variations of income.

Net Loss

In 2010, net loss was $5.1 million or $0.27 per share. In 2009, net loss was $3.4 million or $0.19 per share. In 2008, loss from continuing operations was $105.2 million or $5.92 per share. Income from discontinued operations in 2008 was $15.4 million or $0.87 per share, resulting in a net loss of $89.8 million or $5.05 per share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.9 million in fiscal 2010 as compared to cash provided by operating activities of $8.1 million in fiscal 2009. Net cash provided by operations in 2010 primarily relates to increases in accounts payable and non-cash charges including depreciation and amortization, impairment charges, and share based compensation, which do not require a current cash outlay. These were offset by the net loss incurred in fiscal 2010, increases in accounts receivable and inventories, and decreases in other liabilities. Net cash provided by operations in 2009 primarily relates to decreases in accounts receivable, inventories, and other assets which were partially offset by the net loss incurred, the gain on the sale of the assets associated with the digital signage software assets and certain patents, as well as decreases in accounts payable and other liabilities.

Working capital decreased $1.0 million to $57.1 million at September 24, 2010 from $58.1 million at September 25, 2009. Current assets increased $3.9 million in fiscal 2010 as compared to fiscal 2009 due primarily to increases in cash and inventories, partially offset by decreases in other current assets. Cash increased by $1.0 million and accounts receivable increased $0.4 million primarily due to the timing of cash receipts. Inventories increased $3.0 million as a result of the timing of purchases and forecasts of future shipments. Current liabilities increased $4.9 million due primarily to increases in accounts payable, partially offset by decreases in other current liabilities. Accounts payable increased $6.3 million primarily due to the timing of payments to vendors and increases in the purchase of inventories. Other current liabilities decreased $1.4 million primarily as a result of decreases in accrued compensation and warranty reserves, which were partially offset by increases in income taxes payable and other accrued liabilities.

Additions to property, plant and equipment were $0.7 million and $0.4 million in 2010 and 2009, respectively. In 2010 expenditures for property, plant, and equipment related to the purchase of manufacturing equipment, tooling, and information technology software and equipment. In 2009 expenditures for property, plant, and equipment related to the purchase of information technology equipment, manufacturing equipment, and tooling.

The Company’s credit agreement, as amended on December 1, 2009, allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement, as amended, has an interest rate of LIBOR + 3.5%, expires on December 1, 2010, and is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of September 24, 2010 and September 25, 2009. The credit agreement contains certain financial covenants, with which the Company was in compliance as of September 24, 2010. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers in the event of any non-compliance, would result in an event of default and could result in the acceleration of any amounts outstanding on the agreement, which in turn could lead to the inability to pay debts and the loss of control of certain assets. On November 18, 2010, the Company entered into an amended and restated credit agreement. The credit agreement, as amended on November 18, 2010, has an interest rate of LIBOR + 3.0%, expires on December 1, 2011, and is secured by substantially all of the assets of the Company.

The Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations.

Item 8.	Financial Statements and Supplementary Data

PLANAR SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Planar Systems, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 24, 2010 and September 25, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended September 24, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 24, 2010 and September 25, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended September 24, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Portland, Oregon

November 23, 2010

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Sept. 24, 2010	Sept. 25, 2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash (Note 1)	$31,709	$30,722
Accounts receivable, net of allowance for doubtful accounts of $2,005 at 2010 and $2,367 at 2009 (Note 1)	27,010	26,561
Inventories (Note 1)	33,397	30,399
Other current assets (Notes 1 and 11)	3,924	4,484

Total current assets	96,040	92,166
Property, plant and equipment, net (Note 8)	5,347	7,237
Goodwill (Notes 1 and 4)	—	3,428
Intangible assets, net (Notes 1, 4 and 5)	3,253	5,723
Other assets (Notes 1 and 11)	3,794	2,408

	$108,434	$110,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,130	$9,837
Current portion of capital leases	4	115
Deferred revenue	1,611	1,571
Other current liabilities (Notes 4, 9 and 11)	21,207	22,576

Total current liabilities	38,952	34,099
Other long-term liabilities (Notes 10 and 11)	4,106	5,452

Total liabilities	43,058	39,551
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 19,162,335 and 19,226,734 issued shares at 2010 and 2009, respectively	180,289	178,644
Retained earnings (deficit)	(112,886)	(107,210)
Accumulated other comprehensive income (loss)	(2,027)	(23)

Total shareholders’ equity	65,376	71,411

	$108,434	$110,962

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Sept. 24, 2010	Sept. 25, 2009	Sept. 26, 2008
	(In thousands, except per share amounts)
Sales	$175,668	$174,931	$259,310
Cost of sales	131,201	128,643	210,293

Gross profit	44,467	46,288	49,017
Operating expenses:
Research and development, net (Note 1)	10,515	9,851	11,378
Sales and marketing	22,062	23,885	35,174
General and administrative	16,061	19,566	22,561
Amortization of intangible assets (Note 5)	2,470	2,686	6,600
Acquisition related costs	—	—	1,685
Impairment and restructuring charges (Note 4)	3,388	1,867	75,082
Gain on sale of assets (Note 16)	—	(8,361)	—

Total operating expenses	54,496	49,494	152,480

Loss from operations	(10,029)	(3,206)	(103,463)
Non-operating income (expense):
Interest income	11	164	298
Interest expense	(73)	(231)	(1,150)
Foreign exchange, net	1,618	(311)	(22)
Other, net	293	237	(201)

Net non-operating income (expense)	1,849	(141)	(1,075)

Loss from continuing operations before income taxes	(8,180)	(3,347)	(104,538)
Provision (benefit) for income taxes (Note 11)	(3,075)	77	673

Loss from continuing operations	(5,105)	(3,424)	(105,211)
Income from discontinued operations, net of income taxes	—	—	15,453

Net loss	$(5,105)	$(3,424)	$(89,758)

Loss per share from continuing operations
Basic and diluted	$(0.27)	$(0.19)	$(5.92)

Income per share from discontinued operations
Basic and diluted	$—	$—	$0.87

Net loss per share
Basic and diluted	$(0.27)	$(0.19)	$(5.05)

Average shares outstanding—basic and diluted	18,954	18,410	17,774

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Sept. 24, 2010	Sept. 25, 2009	Sept. 26, 2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,105)	$(3,424)	$(89,758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	5,447	6,725	12,652
Impairment and restructuring charges	3,388	1,867	74,942
Deferred taxes	(1,897)	212	(261)
Stock-based compensation	1,643	4,979	4,649
Gain from business disposal	—	—	(11,135)
Gain on sale of assets	—	(8,361)	—
Lease Incentives	—	—	286
(Increase) decrease in accounts receivable, net	(1,085)	15,230	(3,322)
(Increase) decrease in inventories	(3,985)	8,320	13,332
(Increase) decrease in other assets	(244)	1,016	2,683
Increase (decrease) in accounts payable	6,175	(12,131)	(7,653)
Increase (decrease) in deferred revenue	(30)	47	82
Decrease in other liabilities	(2,389)	(6,418)	(5,236)

Net cash provided by (used in) operating activities	1,918	8,062	(8,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(736)	(378)	(2,448)
Purchase of leasehold improvements reimbursed by landlord	—	—	(286)
Cash refunded from acquisition, net of cash received	—	—	3,025
Proceeds from sale of equipment	—	—	428
Proceeds from business disposal, net of transaction costs	—	—	30,843
Proceeds from sale of assets, net	—	9,289	—
Decrease in long term liabilities	—	(67)	—
Increase (decrease) in long term assets	—	(1)	38

Net cash provided by (used in) investing activities	(736)	8,843	31,600

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(133)	(436)	(23,331)
Value of shares withheld for tax liability	(571)	(289)	(289)
Net proceeds from issuance of capital stock	2	146	903

Net cash used in financing activities	(702)	(579)	(22,717)
Effect of exchange rate changes on cash and cash equivalents	507	(519)	(516)

Net increase (decrease) in cash and cash equivalents	987	15,807	(372)
Cash at beginning of period	30,722	14,915	15,287

Cash at end of period	$31,709	$30,722	$14,915

Supplemental cash flow disclosure
Cash paid for interest	$176	$187	$1,668
Cash paid (received) for income taxes	(1,767)	577	352

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts, and share data)

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE, SEPTEMBER 28, 2007	17,578,404	$167,967	$(13,450)	$(630)	$153,887
Components of comprehensive loss:
Net loss	—	—	(89,758)	—	(89,758)
Currency translation adjustment	—	—	—	1,040	1,040

Total comprehensive loss					(88,718)
Value of shares withheld for tax liability	(66,561)	—	(289)	—	(289)
Proceeds from issuance of common stock	483,244	903	—	—	903
Stock based compensation	—	4,649	—	—	4,649

BALANCE, SEPTEMBER 26, 2008	17,995,087	$173,519	$(103,497)	$410	$70,432
Components of comprehensive loss:
Net loss	—	—	(3,424)	—	(3,424)
Currency translation adjustment	—	—	—	(433)	(433)

Total comprehensive loss					(3,857)
Value of shares withheld for tax liability	(207,793)	—	(289)	—	(289)
Proceeds from issuance of common stock	1,439,440	146	—	—	146
Stock based compensation	—	4,979	—	—	4,979

BALANCE, SEPTEMBER 25, 2009	19,226,734	$178,644	$(107,210)	$(23)	$71,411
Components of comprehensive loss:
Net loss	—	—	(5,105)	—	(5,105)
Currency translation adjustment	—	—	—	(2,004)	(2,004)

Total comprehensive loss					(7,109)
Value of shares withheld for tax liability	(222,751)	—	(571)	—	(571)
Proceeds from issuance of common stock	158,352	2	—	—	2
Stock based compensation	—	1,643	—	—	1,643

BALANCE, SEPTEMBER 24, 2010	19,162,335	$180,289	$(112,886)	$(2,027)	$65,376

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Planar Systems, Inc. was incorporated on April 27, 1983 and commenced operations in June 1983. Planar Systems, Inc., and its wholly-owned subsidiaries are engaged in developing, manufacturing and marketing electronic display products and systems. These display products and systems are primarily EL displays, AMLCD panels, video wall displays, desktop monitors, and home theater projection systems.

Principles of consolidation

The consolidated financial statements include the financial statements of Planar Systems, Inc. together with its wholly-owned subsidiaries, Planar Systems Oy, Clarity, a Division of Planar Systems, Inc., Runco International, LLC, and the subsidiaries of such subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year

The Company’s fiscal year ends on the last Friday in September. The last days of fiscal 2010, 2009, and 2008 were September 24, September 25, and September 26, respectively. Due to statutory requirements, Planar Systems Oy’s fiscal year-end is September 30. All references to a year in these notes are to the Company’s fiscal year ended in the period stated which includes the fiscal year results of Planar Systems, Oy.

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

Foreign currency translation

The Euro is the functional currency of the Company’s foreign subsidiaries. Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. Dollars at current exchange rates, and sales and expenses are translated using average rates. Gains and losses from translation of net assets are included in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included as a component of non-operating income (expense).

Cash

Cash of $31,709 includes cash deposits in banks and highly liquid instruments with maturities of three months or less from the time of purchase. Cash includes a $298 payment from a customer, which the Company may not access until fiscal 2011.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has established an allowance for doubtful accounts which represents the Company’s best estimate of the amount of

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance by performing ongoing evaluations of its customers and their ability to make payments. The Company determines the adequacy of the allowance based on length of time past due, historical experience and judgment of economic conditions. Additionally, the Company has a credit policy that is applied to its potential customers. Account balances are charged off against the allowance after all options have been exhausted and recovery is considered unlikely.

Changes in the allowance for doubtful accounts were as follows:

Description	Balance at beginning of period	Charged to cost and expense	Deductions(1)	Balance at end of period
Year Ended September 26, 2008
Allowance for doubtful accounts	$1,814	$2,082	$(1,344)	$2,552

Year Ended September 25, 2009
Allowance for doubtful accounts	$2,552	$2,545	$(2,730)	$2,367

Year Ended September 24, 2010
Allowance for doubtful accounts	$2,367	$1,295	$(1,657)	$2,005

(1)	Deductions represent write-offs and recoveries of previously reserved balances.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of adjustments for estimated excess inventory and obsolescence based upon the Company’s best estimate of future product demand. Inventories consist of:

	2010	2009
Raw materials	$12,895	$9,609
Work in progress	3,026	4,150
Finished goods	17,476	16,640

	$33,397	$30,399

Property, plant and equipment

Depreciation of equipment is computed on a straight-line basis over the estimated useful lives of the assets, generally three to seven years. Capitalized leases and leasehold improvements are amortized on a straight-line basis over the lesser of the life of the leases or the estimated useful lives of the assets. Depreciation of the building owned by the Company is computed on a straight-line basis over its estimated useful life, estimated to be 39 years.

Other assets

Included in other current assets of $3,924 and $4,484 as of September 24, 2010 and September 25, 2009, respectively, are various prepaid assets, non-trade receivables, and deferred tax assets.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

Included in other long-term assets of $3,794 and $2,408 as of September 24, 2010 and September 25, 2009, respectively, are assets related to the Company’s deferred compensation plan in the amounts of $1,749 and $1,866, respectively. Assets of the deferred compensation plan are accounted for as trading securities, which is discussed further in Note 10—Other Long-Term Liabilities. Any increases in assets cause corresponding increases in liabilities, thereby negating any income or loss effect in the Consolidated Statement of Operations as a result of changes in value of the deferred compensation plan. Other long-term assets also included $39 and $244 related to equipment which had not been placed in service as of September 24, 2010 and September 25, 2009, respectively.

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

Revenue recognition

The Company’s policy is to recognize revenue for product sales when evidence of an arrangement exists, sales price is determinable or fixed, title transfers, and risk of loss has passed to the customer, which is generally upon shipment of the Company’s products to its customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. Some distributor agreements allow for potential return of products and provide price protection under certain conditions within limited time periods. Price protection is offered to select distributors for circumstances when there is a decrease in the list price of a product subsequent to the purchase by the distributor. The distributor is entitled to receive a credit equal to the price decrease for all new and unused products held in the distributor’s inventory as of the date of the claim, up to a maximum of 45 days from the date of purchase. Such return rights are generally limited to short-term stock rotation. The Company estimates sales returns and price protection adjustments based on historical experience and other qualitative factors and records the amounts as a reduction in revenue at the later of the time of shipment or when the pricing decision is made. Each period, price protection is estimated based upon pricing decisions made and information received from distributors as to the amount of inventory they are holding.

On September 26, 2009 the Company adopted the provisions of Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides amendments to the criteria in ASC Subtopic 605-25, “Revenue recognition—Multiple-element Arrangements,” for separate consideration in multiple-deliverable arrangements and expands the disclosures related to multiple-deliverable revenue arrangements. This update eliminates the use of the residual method for arrangement with multiple deliverables and requires Companies to allocate revenue using the relative selling price method and applies to transactions that originated or were materially modified after September 25, 2009. Adoption of the provisions of this update did not have a material impact on the revenue recognized in the fiscal year ended September 24, 2010. If the new accounting standard had been applied in the same manner to the fiscal year ended September 25, 2009, there would not have been a material impact on revenues for that fiscal year. The new accounting guidance for revenue recognition is not expected to have a significant effect on the timing and pattern of revenue recognition.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

In general, where revenue arrangements involve acceptance provisions, the acceptance criteria are usually limited to the published specifications of the Company’s products. In those circumstances when customer specified acceptance criteria exist and where the Company cannot demonstrate that products meet those specifications prior to shipment, revenue is deferred until customer acceptance occurs. For orders with multiple elements (i.e., installation, training, additional parts, etc.) and where one or more elements are undelivered at the end of a reporting period, the Company recognizes revenue on the delivered elements only after the determination has been made that the delivered elements have stand alone value and any undelivered elements have objective and reliable evidence of selling price. The Company’s policies comply with the guidance provided by ASC Topic 605. Judgments are required in evaluating the credit worthiness of the Company’s customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the collection risk is minimal.

Research and development costs

Research and development costs are expensed as incurred. The Company periodically enters into research and development contracts with certain private-sector companies. These contracts generally provide for reimbursement of costs. The Company also periodically receives research and development tax credits from certain governmental agencies. Funding from research and development contracts and tax credits are recognized as reductions in operating expenses during the period in which the services are performed and related direct expenses are incurred, as follows:

	2010	2009	2008
Research and development expense	$11,571	$10,565	$12,226
Contract funding and research and development tax credits	(1,056)	(714)	(848)

Research and development, net	$10,515	$9,851	$11,378

Warranty

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities. See additional discussion in Note 9—Other Current Liabilities.

Goodwill

The Company values goodwill and intangible assets in accordance with ASC Topic 350. When goodwill is recorded on the Company’s balance sheet, it is tested annually and whenever events or circumstances occur indicating that goodwill may be impaired. During the first quarter of 2010 the Company determined that its goodwill was impaired, and recorded a $3,428 charge to write-off this balance. This charge was recorded as a result of the impairment test conducted during the first quarter of 2010 following the Company’s restructuring that resulted in one operating segment. This restructuring constituted a triggering event as described by paragraph 35-10 of ASC Subtopic 350-20 “Goodwill.” The impairment test considered the Company’s average share price over a reasonable period of time and current projections of the underlying discounted cash flows of the Company. Neither of these approaches supported the carrying value of the asset.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

The impairment review conducted in the second quarter of 2009 did not indicate impairment of goodwill. In the third quarter of 2008 the Company considered the continued decline of its share price and the continued trend of operating results and determined that goodwill and certain intangible assets were impaired, and therefore recorded a $58,376 charge to reduce these assets to fair value. The impairment charge included $29,667 of goodwill related to the acquisition of Clarity and $17,721 of goodwill related to the acquisition of Runco.

Intangible assets

Intangible assets consist primarily of acquired developed technology and customer relationships, that are being amortized over their estimated useful lives. When these assets were acquired, the weighted-average amortization period was between four years and seven years. In the third quarter of 2008 the Company recorded charges of $10,988 related to the impairment of intangible assets related to the Clarity and Runco acquisitions. As a result of triggering events identified, including worsening economic conditions and the discontinuance of certain brands, the Company performed an impairment test for the intangible assets related to the Runco acquisition in the fourth quarter of 2008. As a result of this test, the Company recorded additional charges of $14,604 related to additional impairment of the intangible assets related to the Runco acquisition in the fourth quarter of 2008. See additional discussion in Note 4—Impairment and Restructuring Charges and Note 5—Intangible Assets.

Impairment of long-lived assets

In accordance with ASC Topic 360, long-lived assets and intangible assets are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Long-lived assets are grouped at the lowest level for which distinguishable cash flows are available. Impairment exists when the carrying value of the asset is greater than the undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value. Fair value is determined through quoted market values or through the calculation of the present value of future cash flows expected to be provided by the asset. In 2008 the Company recorded impairment charges related to long-lived assets and intangible assets associated with the Runco acquisition as a result of an impairment test performed in the fourth quarter. The Company performed the impairment test as a result of triggering events identified, including worsening economic conditions and the discontinuance of certain brands that occurred in the fourth quarter. See additional discussion in Note 4—Impairment and Restructuring Charges.

Advertising expenses

All advertising costs are expensed as incurred and totaled $1,895, $1,873, and $3,288 in fiscal 2010, 2009, and 2008, respectively. Advertising expense for 2008 includes $247, related to the Medical segment which was disposed of in the fourth quarter of 2008.

Net loss per share

Basic net loss per share was computed using the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. No incremental shares for fiscal years ended September 24, 2010, September 25, 2009, and September 26, 2008 were used in the calculations of diluted earnings per share. In years in which a net loss is incurred, no common stock equivalents are included since they

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

are antidilutive and as such all stock options and unvested restricted stock outstanding were excluded from the computation of diluted net loss per share for the years ended September 24, 2010, September 25, 2009, and September 26, 2008.

Financial instruments

For short-term financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, short-term debt, accounts payable and accrued compensation, the carrying amount approximates the fair value because of the immediate short-term nature of those instruments. The differences between the fair values and carrying amounts of the Company’s financial instruments at September 24, 2010 and September 25, 2009 were not material.

Derivative instruments

The Company is exposed to certain foreign currency risks relating to its ongoing business operations, as the Euro is the functional currency of the Company’s European subsidiaries. Historically the Company managed this risk by periodically entering into forward exchange contracts to mitigate the income statement impact of fluctuations in the Euro value of its U.S. Dollar denominated cash deposits, accounts receivable, accounts payable, and the intercompany balances. Due to recent volatility in the foreign exchange market and the Company’s strategic shift to preserve cash, the Company re-evaluated the use of forward contracts, which require cash settlement, to hedge against the non-cash translation risk of its U.S. Dollar net assets on Euro denominated subsidiaries. As a direct result of this re-evaluation and review, the Company adjusted its strategy in the second quarter of fiscal 2009, deciding not to put cash at risk, and no longer hedges foreign currency risk. This allows changes in the U.S. Dollar versus the Euro exchange rate to positively or negatively impact the Company’s net income. The net gain on foreign currency exchange transactions was $1,618 in the year ended September 24, 2010. This compared to net losses of $311 and $22 in the years ended September 25, 2009 and September 26, 2008, respectively. These amounts were recorded as foreign exchange, net in the Consolidated Statements of Operations. See additional discussion in Note 17—Derivatives.

Share based compensation plans

Share based compensation expense recognized for the twelve months ended September 24, 2010, September 25, 2009, and September 26, 2008 was $1,643, $4,979, and $4,649, respectively, which consisted of share based compensation expense related to employee stock options, restricted stock and the Company’s Employee Stock Purchase Plan. See Note 12—Shareholders’ Equity for additional information.

ASC Topic 718 requires companies to estimate the fair value of share based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The Company values employee stock options granted using the Black-Scholes option pricing model (“Black-Scholes model”). This model is also used to estimate the fair value of employee stock purchases related to the Employee Stock Purchase Plan. The Company values restricted stock awards at the closing price of the Company’s shares on the date of grant. For additional information, see Note 12—Shareholders’ Equity. The Company’s determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables, including the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”), which changes the accounting model for revenue arrangements that include both tangible products and software elements. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not anticipate that the adoption of these provisions will have a material impact on its financial statements.

In February 2010, the FASB issued amended guidance on the disclosure of subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The Company adopted this guidance in the second quarter of fiscal 2010.

Basis of Presentation

As discussed further in Note 14—Business Segments, the Company had previously reported four reportable segments: Industrial, Commercial, Control Room and Signage, and Home Theater. The Company now has one reportable segment, which is consistent with how the Company is currently structured and managed. Segment information for fiscal 2009 and 2008 has been restated to conform to the current year’s presentation.

NOTE 2    CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The risk in trade accounts receivable is mitigated by the credit worthiness of the companies comprising the Company’s customer base and their dispersion across many different sectors of the electronics industry and geographies. At September 24, 2010, the Company does not believe it had any significant credit risks which are not provided for in the allowance for doubtful accounts.

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

The Company also purchases single-source components for which it has no guaranteed alternative source of supply, and an extended interruption in the supply of any of these components could adversely affect the Company’s results of operations. Furthermore, many of the components used in the Company’s products are purchased from suppliers located outside the United States. Trading policies adopted in the future by the United States or foreign governments could restrict the availability of components or increase the cost of obtaining components. Any significant increase in component prices or decrease in component availability could have an adverse effect on the Company’s results of operations. The Company has in the past and may in the future face difficulty ensuring an adequate supply of quality LCD panel glass used in certain products in the Company’s products. In the future the Company may also face difficulties ensuring an adequate supply of rear-projection screens used in its video wall products. The Company is actively engaged in efforts to reduce this risk area. In

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

addition, the Company has in the past and may in the future be negatively impacted by certain U.S. International Trade Commission exclusion order bans on imports of certain products that are used in the Company’s manufacturing process. These import bans could affect the Company’s ability to import adequate supplies and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

NOTE 3    BUSINESS ACQUISITIONS

Acquisition of Clarity Visual Systems, Inc.

In the fourth quarter of fiscal 2006 the Company acquired all of the outstanding shares and assumed all of the outstanding stock options of Clarity Visual Systems, Inc. As discussed in Note 4—Impairment and Restructuring Charges, the Company determined in 2008 that the goodwill associated with the Clarity acquisition was impaired, and therefore recorded an impairment charge to write-off the associated goodwill. Additionally, the Company recorded an impairment charge in 2008 related to certain of the intangible assets associated with the acquisition of Clarity.

Acquisition of Runco International, Inc.

In the third quarter of fiscal 2007 the Company acquired substantially all of the assets and certain liabilities of Runco International, Inc., a supplier of premium projectors, video processors, plasma screens, and LCDs to the High-end Home market. As discussed in Note 4—Impairment and Restructuring Charges, the Company determined in 2008 that the goodwill and intangible assets associated with the Runco acquisition were impaired, and therefore recorded an impairment charge to write-off these assets. Consequently, the Company no longer has goodwill or intangible assets associated with the acquisition of Runco.

NOTE 4    IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consist of:

	2010	2009	2008
Impairment charges	$3,428	$—	$73,706
Restructuring charges	(40)	1,867	1,376

Total	$3,388	$1,867	$75,082

2008 Impairment Charges

In the second quarter of 2008 the Company performed its annual impairment test on the assets associated with the Custom and Embedded product lines, which did not indicate impairment for the associated goodwill. Due to triggering events identified, during the third quarter of 2008 the Company performed an additional impairment test on the assets associated with the Custom and Embedded product lines, which did not indicate impairment for the associated goodwill.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

During the third quarter of 2008 the Company determined that the goodwill and certain intangible assets associated with the Clarity and Runco acquisitions were impaired, and therefore recorded a $58,376 charge to reduce these assets to fair value. The impairment charge includes $29,667 of goodwill related to the acquisition of Clarity, $17,721 of goodwill related to the acquisition of Runco, and $10,988 of Clarity and Runco intangible assets related to tradenames and trademarks, customer relationships, and developed technology, for which the current projections of the underlying undiscounted cash flows did not support the carrying value of the assets. The goodwill impairment charge was triggered by the impairment tests conducted during the third quarter of 2008 related to the Clarity and Runco acquisitions and the Custom and Embedded product lines. The impairment was calculated as the difference between the implied fair value of goodwill and intangible assets and the carrying value of the respective assets. The impairment test for the assets associated with the Clarity acquisition is usually performed in the fourth quarter of each fiscal year. However, due to triggering events identified, the Company determined it was appropriate to conduct the impairment test for the assets associated with the Clarity acquisition in the third quarter of 2008.

Due to triggering events identified, including worsening economic conditions and the discontinuance of certain brands, the Company determined it was appropriate to conduct an impairment test for the assets related to the Runco acquisition in the fourth quarter of 2008. As a result of this test the Company determined that certain assets associated with the Runco acquisition were impaired. As a result the Company recorded a $14,604 charge to write-off the remaining intangible assets associated with the Runco acquisition as the current projections of the underlying undiscounted cash flows did not support the carrying value of the assets. A $726 charge was also recorded related to the impairment of tooling and other long-lived assets related to the Runco acquisition.

2008 Restructuring Charges

During the third quarter of 2008 the Company recorded $422 in restructuring charges related to severance benefits estimated for the termination of employment for certain employees who performed primarily management and operations functions.

During the fourth quarter of 2008 the Company recorded $1,573 in restructuring charges related to severance benefits estimated for the termination of employment for certain employees across all functions as the Company realigned its workforce to more closely match its strategic objectives. Additionally, $631 in reductions to restructuring expense were recorded in 2008 related to previous years’ restructuring charges. Additional restructuring charges of $1,494 were recorded related to the Company’s decision to reduce the number of brands being marketed and to change the distribution model for Planar branded high-end home products as the Company focused its resources on the Runco brand. Other restructuring expense relates to adjustments to previously recorded restructuring and purchase accounting acquisition related liabilities which reduced expense by $1,482 in 2008. Restructuring expense in 2008 is composed of the following:

2008
Severance related costs	$1,364
Home Theater related costs	1,494
Other	(1,482)

$1,376

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

2009 Restructuring Charges

In 2009 the Company recorded $2,886 in restructuring charges related to severance benefits estimated for the termination of certain employees who performed primarily sales, operations, manufacturing, and management functions, and for the write-off of tooling for a product that is no longer produced by the Company. In 2009 the Company also negotiated a settlement with a vendor related to a restructuring liability recorded in 2008, and also determined that payments related to certain severance benefits recognized in prior periods would be less than initially estimated. These adjustments were recorded as a $710 reduction in restructuring expenses in 2009. In 2009 certain liabilities assumed in the purchase of Clarity were adjusted to reflect current estimates of amounts that will be paid to certain taxing authorities, former employees, and vendors. At the time of the business combination these liabilities were included in the calculation of goodwill. As the goodwill associated with the Clarity acquisition was determined to be impaired and written off in 2008, the 2009 adjustments to these liabilities totaling $309 were recorded as a net reduction to restructuring expense.

2010 Impairment and Restructuring Charges

During the first quarter of 2010 the Company determined that its goodwill was impaired, and therefore recorded a $3,428 charge to write-off this balance. The goodwill impairment charge was recorded as a result of the impairment test conducted during the first quarter of 2010 following the Company’s restructuring that resulted in one operating segment. This restructuring constituted a triggering event as described by paragraph 35-10 of ASC Subtopic 350-20 “Goodwill.” The impairment test considered the Company’s average share price over a reasonable period of time and current projections of the underlying discounted cash flows of the Company. Neither of these approaches supported the carrying value of the asset.

During the first quarter of 2010 the Company determined that the severance benefits related to previously recorded restructuring charges would be less than initially estimated and reduced the liability to reflect the current estimate of amounts to be paid. This revision was recorded as a $40 reduction in operating expenses for the three months ended December 25, 2009.

The changes in the restructuring amounts included in accrued compensation and other liabilities were as follows:

	Accrued Compensation	Other Liabilities
Balance as of September 28, 2007	$1,084	$—
Charges from continuing operations	1,995	1,044
Adjustments from continuing operations	(631)	—
Adjustments from discontinued operations	(140)	—
Cash paid	(578)	—

Balance as of September 26, 2008	$1,730	$1,044
Charges from continuing operations	2,827	59
Adjustments from continuing operations	(154)	(556)
Cash paid	(2,006)	(211)

Balance as of September 25, 2009	$2,397	$336
Reclassification from vacation liability	208	—
Revisions to original estimate	(40)	—
Cash paid	(1,808)	—

Balance as of September 24, 2010	$757	$336

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

During fiscal years 2010, 2009 and 2008, the Company paid cash of $1,808, $2,217 and $578, respectively, related to severance, contractual liabilities and lease termination costs. The remaining amounts are expected to be paid in fiscal 2011. In addition to the above amounts, fiscal 2008 restructuring expense of $1,376 included $450 recorded to the allowance for doubtful accounts and a $1,482 reduction to purchase accounting liabilities.

NOTE 5    INTANGIBLE ASSETS

Net intangible assets consist of the following:

	2010	2009
Customer relationships, net of accumulated amortization of $6,208 and $5,618	$1,743	$2,333
Acquired technologies, net of accumulated amortization of $12,890 and $11,431	1,510	2,969
Tradenames and trademarks, net of accumulated amortization of $1,800 and $1,379	—	421

	$3,253	$5,723

The identifiable intangible assets are being amortized over a remaining weighted average period of approximately 2.1 years. As of September 24, 2010 and September 25, 2009, the Company had recorded accumulated amortization of $20,898 and $18,428, respectively. Amortization expense was $2,470, $2,686, and $6,600 in 2010, 2009, and 2008, respectively. Amortization expense is estimated to be $1,992, $696, and $565 in fiscal 2011, 2012, and 2013, respectively, and $0 in both fiscal 2014 and 2015.

As discussed in Note 4, impairment charges of $25,592 were recorded in the third and fourth quarters of 2008 related to certain intangible assets associated with the Clarity and Runco acquisitions as the projections of the underlying undiscounted cash flows did not support the carrying value of the assets.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

NOTE 6    DISCONTINUED OPERATIONS

In the fourth quarter of 2008 the Company sold the stock of DOME imaging systems, inc., (“DOME”) a subsidiary of Planar Systems, Inc. to NDS Surgical Imaging for approximately $32,200 in cash, after closing adjustments. This transaction represented a disposal of the Company’s Medical segment. Assets and liabilities associated with the Medical segment as of the transaction date included the following:

Accounts receivable	$4,375
Inventories	7,462
Property, plant, and equipment	514
Goodwill and intangible assets	13,473
Deferred tax assets	2,100
Other Assets	238

Total assets	$28,162

Accounts payable	$1,792
Deferred revenue	3,933
Deferred tax liabilities	952
Other liabilities	1,423

Total liabilities	$8,100

As a result of this transaction, the Company recorded an $11,135 gain, net of transaction costs of $1,003 which consisted primarily of legal and brokerage fees. This amount, in addition to after-tax income from the Medical segment operations for 2008 of $4,318 are classified as discontinued operations in the statement of operations. There were no discontinued operations in 2009 or 2010. Other information related to discontinued operations were as follows:

2008
Revenue	$35,864
Pre-tax income from discontinued operations	4,318
Net gain on disposal activities	11,135
Income tax (provision) benefit	—

Income from discontinued operations, net of income taxes	$15,453

The Company allocated a portion of interest expense to discontinued operations in accordance with ASC Subtopic 205-20 “Discontinued Operations,” based on the borrowings related to the Medical Segment that were repaid as a result of the sale of DOME.

NOTE 7    BORROWINGS

The Company’s credit agreement, as amended on December 1, 2009, allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement, as amended, has an interest rate of LIBOR + 3.5%, expires on December 1, 2010, and is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of September 24, 2010 and September 25, 2009. The credit agreement contains certain financial

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

covenants, with which the Company was in compliance as of September 24, 2010. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers in the event of any non-compliance, would result in an event of default and could result in the acceleration of any amounts outstanding on the agreement, which in turn could lead to the inability to pay debts and the loss of control of certain assets.

On November, 18, 2010, the Company entered into an amended and restated credit agreement. The credit agreement, as amended on November 18, 2010, has an interest rate of LIBOR + 3.0%, expires on December 1, 2011, and is secured by substantially all of the assets of the Company.

NOTE 8    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of:

	2010	2009
Buildings	$11,652	$11,891
Machinery and equipment	34,807	36,463

Total property, plant and equipment	46,459	48,354
Less accumulated depreciation	(41,112)	(41,117)

Net property, plant and equipment	$5,347	$7,237

Net property, plant and equipment by geography were as follows:

	2010	2009
United States	$3,490	$5,008
Europe	1,857	2,229

Total property, plant, and equipment	$5,347	$7,237

The Company recorded depreciation expense of $2,977, $4,039 and $5,644 in fiscal 2010, 2009, and 2008, respectively. Depreciation expense in fiscal 2008 includes $354, related to the Medical segment which was disposed of in the fourth quarter of 2008.

NOTE 9    OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	2010	2009
Warranty reserve	$3,832	$4,300
Income taxes payable	2,452	1,259
Accrued compensation	7,236	9,614
Other	7,687	7,403

Total	$21,207	$22,576

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

	2010	2009
Balance at beginning of period	$4,300	$5,461
Cash paid for warranty repairs	(2,996)	(4,034)
Provision for current period sales	2,528	2,873

Balance at end of period	$3,832	$4,300

NOTE 10    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of:

	2010	2009
Deferred income tax liability	$—	$902
Deferred compensation plan liabilities	1,749	1,866
Other long-term liabilities	2,357	2,684

Total	$4,106	$5,452

The Company had a deferred compensation plan wherein eligible executives could elect to defer up to 100% of their regular compensation and incentive awards, and non-employee Board members could elect to defer up to 100% of their directors’ compensation. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. This plan was frozen effective December 24, 2004 and no deferrals have been made under the plan since that date.

NOTE 11    INCOME TAXES

The components of net income (loss) before income taxes consist of the following:

	2010	2009	2008
Domestic	$(9,682)	$(3,824)	$(91,961)
Foreign	1,502	477	2,876

Total	$(8,180)	$(3,347)	$(89,085)

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

The following table summarizes the provision (benefit) for U.S. federal, state and foreign taxes on income:

	2010	2009	2008
Current:
Federal	$450	$(291)	$—
State	241	(27)	—
Foreign	1,103	183	1,111

	1,794	(135)	1,111
Deferred:
Federal	(2,707)	(71)	(39)
State	(251)	(7)	—
Foreign	(1,911)	290	(399)

	(4,869)	212	(438)

	$(3,075)	$77	$673

A reconciliation of the differences between the U.S. and federal statutory tax rate and the Company’s effective rate are as follows:

	2010	2009	2008
Computed statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefits	(3.3)	(3.3)	(3.3)
Non-U.S. income taxed at different rates	(1.9)	(1.0)	(0.3)
Permanent differences resulting from goodwill adjustments	(10.0)	—	12.7
Effect from sale of U.S. subsidiary	—	—	(5.1)
Effect foreign income distributions	9.1	(9.3)	—
Benefit of net operating losses	(41.9)	—	—
Change in valuation allowance	36.9	58.8	31.1
Tax contingencies and settlements	6.6	(8.2)	—
Other items, net	1.9	0.3	0.7

Effective tax rate	(37.6)%	2.3%	0.8%

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 24, 2010 and September 25, 2009 were as follows:

	2010	2009
Deferred tax assets:
Inventories	$4,643	$5,673
Deferred revenue	1,493	378
Warranty reserve	1,284	1,400
Payroll and severance related	885	1,866
Other reserves	5,423	6,264
Intangibles	9,953	8,784
Accumulated depreciation	907	836
Capital losses	6,030	5,796
Net operating losses	7,502	13,438
Tax credits	9,082	3,864

Gross deferred tax assets	47,202	48,299
Valuation allowance	(45,096)	(47,779)

Deferred tax assets	2,106	520
Deferred tax liabilities:
Accumulated depreciation	(411)	(722)

Deferred tax liabilities	(411)	(722)

Net deferred tax asset (liability)	$1,695	$(202)

The deferred tax assets and liabilities are recorded in the following balance sheet accounts:

	2010	2009
Other current assets	$1,520	$851
Other long-term assets	292	—
Other current liabilities	(117)	(151)
Other long-term liabilities	—	(902)

Total	$1,695	$(202)

During fiscal years 2010, 2009, and 2008, the Company recognized no tax benefits related to differences between financial and tax reporting of share based compensation transactions.

The Company establishes a valuation allowance for deferred tax assets, when it is more likely than not that such deferred tax assets will not be realized. During fiscal 2010 the $2,683 reduction in the valuation allowance was due to the Company’s ability to benefit portions of its U.S. and foreign NOLs, offset partially by the continued valuation allowance against the remaining U.S. tax assets. For fiscal 2009, the valuation allowance decreased $1,822 primarily due to the utilization of capital losses offset by an increase related to current year NOLs generated in the United States and France. The Company continues to provide a full valuation allowance against all of its U.S. tax assets as the recent three year cumulative loss is given more weight than projected future income when determining the need for a valuation allowance.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

As of September 24, 2010 the Company had $22,614 in tax assets (tax-effected) resulting from NOLs, capital losses, and tax credits carryforwards. A detailed breakdown of these assets as of September 24, 2010 and September 25, 2009 are as follows:

	2010	2009
Federal net operating losses	$5,075	$9,778
State net operating losses and credits	1,757	1,973
Foreign net operating losses	1,048	2,066
Federal capital losses	6,030	5,796
Federal research credits	3,422	1,913
Federal minimum tax credits	249	249
Federal foreign tax credits	5,033	1,322

Total	$22,614	$23,097

The Federal net operating losses expire on various dates through 2030, while the Federal capital loss expires in fiscal 2013. State net operating losses expire on various dates through 2026. The Federal research credits expire on various dates through 2030. Foreign net operating losses, State research credits and federal minimum tax credits are available indefinitely. Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of net operating losses and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. The Company has not performed a Section 382 analysis to determine the possible limitation of its NOLs. The Company has not provided for additional U.S. federal income and foreign withholding taxes on its undistributed earnings from non-U.S. operations as of September 24, 2010 because such earnings are intended to be reinvested indefinitely outside of the United States. As of September 24, 2010 the undistributed earnings of these foreign operations were approximately $4,200.

The Company’s major U.S. jurisdictions under which it operated in fiscal 2010 included Oregon, California, and Texas while major international jurisdictions included Finland and France. The following table summarized the activity related to the Company’s world-wide unrecognized tax benefits:

Balance at September 25, 2009	$1,450
Increase related to current year tax positions	477
Increase related to prior year tax positions	66
Decrease related to current year tax positions	—
Decrease related to prior year tax positions	—

Balance at September 24, 2010	$1,993

In December 2006 the United States Internal Revenue Service (“IRS”) began an audit of the Company’s U.S. federal tax returns for fiscal years ending 2003 through 2005. During the course of the examination the Company also filed its fiscal 2006 tax return, which was included in the audit cycle. In fiscal 2009 the Company and the IRS reached an agreement on the tax return years under review and settled all tax years through fiscal 2006. The Company’s largest foreign subsidiary, located in Finland, effectively settled in 2009 with the Finnish Tax authorities the audit of its tax returns ending up to and including fiscal year 2007. Additionally, the Company is subject to numerous ongoing state and foreign tax audits. Although the final outcome of these audits are uncertain, based on currently available information, the Company believes the ultimate resolutions will not have a material adverse effect on the Company’s financial position or results of operations.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

The Company classifies interest and penalties related to uncertain tax positions in income tax expense. The total $1,993 of unrecognized tax benefits, if recognized, would impact the tax rate. For the year ended September 24, 2010 the Company had $134 of accrued interest related to uncertain tax positions.

NOTE 12    SHAREHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock at $0.01 par value. As of September 24, 2010, no shares of preferred stock had been issued; however, 200,000 shares of Series D Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Company’s Board of Directors.

Employee Stock Purchase Plan

In fiscal 2005 the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (“the Plan”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85 percent of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. In the second quarter of 2010, the Company’s shareholders approved an amendment to the Plan which increased the number of shares of common stock that may be purchased under the Plan from 400,000 shares to 1,400,000 shares. As of September 24, 2010, approximately 1,000,000 shares remained available for purchase.

Stock options

In the first quarter of 2010 the Company adopted the 2009 Incentive Plan (the “2009 Plan”). This plan replaced the Company’s 1993 Stock Incentive Plan, the 1996 Stock Incentive Plan, the 1999 Non-Qualified Stock Option Plan, the 2007 New Hire Incentive Plan, the Clarity Visual Systems, Inc. 1995 Plan and Non-Qualified Stock Option Plan as well as any individual inducement awards, which are collectively referred to as the “Prior Plans” and are described below. The 2009 Plan authorizes the issuance of 1,300,000 shares of common stock. In addition, up to 2,963,375 shares subject to awards outstanding under the Prior Plans may become available for issuance under the 2009 Plan to the extent that these shares cease to be subject to the original awards (such as by expiration, cancellation or forfeiture of the awards). The maximum number of shares that may be issued under the 2009 Plan is 4,263,375 shares, including shares that may become available from the Prior Plans.

The 2009 Plan provides for the granting of stock options. Options granted generally vest and become exercisable over a three year period and expire seven to ten years after the date of grant. Options were last granted in the second quarter of fiscal 2008.

In fiscal 1994 the Company adopted the 1993 Stock Incentive Plan, which provided for the granting of options to buy shares of common stock. During fiscal 1997 the Company adopted the 1996 Stock Incentive Plan with the same provisions and guidelines as the aforementioned 1993 plan. During fiscal 1999 the Company adopted the 1999 Non-Qualified stock Option Plan, which provided for the granting of nonqualified stock

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

options to employees of the Company who are not executive officers or members of the Board of Directors. The Company also adopted a 1993 Stock Options Plan for Non-employee Directors, amended and restated, which provided for the granting of options to buy shares of common stock. In the first quarter of 2008 the Company adopted the 2007 New Hire Incentive Plan, which provided for the granting of options to buy shares of common stock. The Company acquired two plans as a result of the acquisition of Clarity Visual Systems, Inc., the 1995 Stock Incentive Plan and the Non-Qualified Stock Option Plan. Both plans provided for the granting of options to buy shares of common stock. Options were also granted to certain executives in accordance with individual compensation agreements.

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 25, 2009	1,557,124	$9.79
Granted	—	—
Exercised	(2,212)	0.03
Forfeited	(21,733)	9.33
Expired	(296,247)	7.30

Options outstanding at September 24, 2010	1,236,932	10.41

Exercisable at September 24, 2010	1,235,794	10.42

No options were granted in fiscal 2010 and 2009. The weighted average grant date fair value of options granted during fiscal 2008 was $1.60. The total pretax intrinsic value of options exercised during the year was $6, $3, and $167 in 2010, 2009, and 2008, respectively.

As of September 24, 2010, the total pretax intrinsic value of options outstanding was $9 and the options had a weighted average remaining contractual term of 4.2 years. The total pretax intrinsic value of exercisable options at September 24, 2010 was $9 and the options had a weighted average contractual life of 4.2 years. For the year ending September 24, 2010 the amount of cash received for the exercise of options was less than $1.

Restricted stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, and certain of its Vice Presidents, which vest according to improvements in the Company’s share price, the shares issued generally vest over a one- to three-year period, upon meeting objective performance conditions or the passage of time. The Company issued 806,900 shares of restricted stock to employees in 2010. In the Proxy Statement dated October 16, 2009 issued in connection with the approval of the 2009 Plan, the Company pledged to limit its average annual “burn rate” (shares issued to employees, directors, and consultants under its compensatory equity arrangements) to 6.3% of the Company’s weighted average legally issued and outstanding shares. The 806,900 full value shares issued in fiscal 2010 represented 6.1% of the Company’s 19,867,114 weighted average legally issued and outstanding shares for fiscal 2010 (giving effect to the treatment of full value shares as 1.5 shares. In the years ended September 25, 2009 and September 26, 2008 the Company issued employees 1,023,825 and 951,960 shares, respectively.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 25, 2009	1,330,444	$4.92
Granted	806,900	2.42
Vested	(713,884)	2.18
Forfeited	(173,569)	6.00

Restricted stock outstanding at September 24, 2010	1,249,891	3.98

The total fair value of shares vested in the year ended September 24, 2010 was $1,832. The fair value of shares vested in the years ended September 25, 2009 and September 26, 2008 was $946 and $1,093, respectively. The tax benefit related to the vested restricted stock was $0 for fiscal years 2010, 2009, and 2008.

Performance-based restricted stock awards

As of September 24, 2010 approximately 403,000 shares of previously issued performance-based restricted stock awards remained outstanding. These awards, which were granted to the Company’s Chief Executive Officer, Chief Financial Officer, and other executive officers, will vest upon the achievement of certain performance metrics for a term through the end of fiscal year 2015.

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

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

Valuation and Expense Information

The Company recognizes compensation expense for all share based payment awards made to its employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The Company calculates the value of employee stock options on the date of grant using the Black-Scholes model. This model is also used to estimate the fair value of employee stock purchases related to the Employee Stock Purchase Plan. The Company values restricted stock awards at the closing price of the Company’s shares on the date of grant. The following table summarizes share based compensation expense related to share based payment awards, and employee stock purchases for the years ended September 24, 2010, September 25, 2009, and September 26, 2008, which were allocated as follows:

	2010	2009	2008
Cost of Sales	$162	$159	$525

Research and Development	233	263	404
Sales and Marketing	472	1,483	1,212
General and Administrative	776	3,074	2,508

Share based compensation expense included in operating expenses	1,481	4,820	4,124

Total share based compensation expense	1,643	4,979	4,649
Assumed tax benefit	—	—	—

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases, net of tax	$1,643	$4,979	$4,649

Share based compensation expense for the year ended September 26, 2008 includes $266, related to the Medical segment which was disposed of in the fourth quarter of 2008.

The tax benefit and the resulting effect on cash flows from operations and financing activities related to share based compensation expense was not recognized as the Company currently provides a full valuation allowance against its deferred tax assets. As of September 24, 2010, total future compensation expense related to nonvested stock options and restricted stock is expected to be $5 and $2,281, respectively. This expense is anticipated to be recognized through the fourth quarter of fiscal 2015.

The use of the Black-Scholes model to calculate the value of employee stock options on the date of grant requires the use of estimates of employee exercise behavior data and other assumptions including expected volatility, risk-free interest rate, and expected dividends; the assumptions used in 2008 are summarized in the following table:

2008
Risk free interest rate	2.92%
Expected dividend yield	—
Expected lives (in years)	3.80
Expected volatility	46.52%

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

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

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

Dilutive Effect of Employee Stock Benefit Plans

Basic and diluted shares outstanding for the periods ending September 24, 2010, September 25, 2009, and September 26, 2008 were 18,954,000, 18,410,000, and 17,774,000 shares, respectively. ASC Topic 260, “Earnings per Share,” (“ASC Topic 260”) requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options as of September 24, 2010, September 25, 2009, or September 26, 2008 due to the Company incurring a net loss for each of those years then ended.

NOTE 13    COMMITMENTS

Most of the Company’s office and manufacturing facilities are subject to long-term operating leases.

At September 24, 2010, the minimum annual operating lease payments for all operating leases entered into by the Company were:

Fiscal years ending in September
2011	5,186
2012	3,518
2013	551
2014	61
2015	57
Thereafter	2,538

$11,911

Total rent expense was $4,319, $4,662, and $5,684 for the years ended September 24, 2010, September 25, 2009, and September 26, 2008, respectively. Rent expense for fiscal 2008 includes $343, related to the Medical segment which was disposed of in the fourth quarter of 2008.

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

As discussed in Note 18—Subsequent Events, the Company entered into two lease amendments in the first quarter of fiscal 2011 relating to two of its facilities in Oregon. The pro forma information in the following table reflects the minimum annual operating lease payments, as of September 24, 2010, for all operating leases entered into by the Company, as if the lease amendments had been executed in the fourth quarter of 2010:

Fiscal years ending in September
2011	4,467
2012	3,074
2013	1,761
2014	1,579
2015	1,614
Thereafter	5,169

$17,664

NOTE 14    BUSINESS SEGMENTS

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

The Company evaluated the impact of these and other changes on its segment reporting and determined that the Company now has one operating segment as defined by ASC Topic 280, “Segment Reporting” and as such, the Company discloses detailed financial information (other than various market-based revenue breakdowns) for its consolidated results. As a result, the financial statement information provided in this Report for the years ended September 24, 2010, September 25, 2009 and September 26, 2008 are presented with one reportable segment, reflecting Planar’s consolidated results.

NOTE 15    401(K) AND PENSION PLAN

All employees in North America over 21 years of age are eligible to participate in the 401(k) savings and profit sharing plan. Employees can contribute up to statutory maximums. The Company matches up to 4.0% of each participating employee’s eligible compensation, also subject to statutory maximums. Employer contributions vest immediately. In 2008 the Company matched up to 5.5% of each participating employee’s eligible compensation. The 401(k) plan expense amounted to $701, $478, and $1,413 for the years ended September 24, 2010, September 25, 2009, and September 26, 2008, respectively. The 401(k) plan expense for the year ended September 26, 2008 includes $168, related to the Medical segment which was disposed of in the fourth quarter of 2008.

The employees of the Company’s foreign subsidiaries located in Finland and France participate in pension plans in which they receive defined benefit payments upon retirement. Neither the Company nor its direct and indirect foreign subsidiaries in Finland or France sponsor these pension plans, rather they are sponsored by the

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

government of each such foreign country. Neither the Finnish nor the French foreign subsidiary has any obligation with respect to such plans, including any obligation to make payments, invest or otherwise manage plan assets or contributions or to pay benefits to employees once they reach retirement age. The only obligation of the foreign subsidiary is to pay premiums to the respective governments’ pension insurance agency. The Company recognized expense of $1,244, $1,378, and $1,667 in fiscal years 2010, 2009, and 2008, respectively, related to such plan premiums. Pension expense for fiscal 2008 includes $93, related to the Medical segment which was disposed of in the fourth quarter of 2008.

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

In the first quarter of 2009 the Company sold its digital signage software assets in two transactions. In November 2008 the Company sold certain assets related to digital signage software for gaming applications to Bally Gaming, Inc. In December 2008 the Company sold the remaining digital signage software assets to CS Software Holdings LLC. As a result of these transactions the Company recorded a gain on sale of $5,511. The gain on sale recognized was net of transaction costs which consisted primarily of legal and investment banking fees. The sale of these assets did not constitute the disposal of a component of the Company as defined by ASC Topic 205 and, accordingly, results related to the sale of digital signage software assets have not been reclassified to discontinued operations.

NOTE 17    DERIVATIVES

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

Prior to discontinuing this practice, on December 27, 2008 the Company adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”), which was incorporated into the Codification within ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”). This pronouncement requires enhanced disclosures about an entity’s derivative and hedging activities. An entity is required to provide enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under ASC Topic 815 and its related interpretations, and how derivative instruments and

PLANAR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 24, 2010

(Dollars in thousands, except per share amounts, and share data)

related hedged items affect an entity’s financial position, financial performance, and cash flows. The disclosures required by ASC Topic 815 are included below. The adoption of these principles did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

The table below summarizes the nominal amounts of the Company’s forward exchange contracts in U.S. Dollars as of September 24, 2010, September 25, 2009, and September 26, 2008. The “bought” amounts represent the net U.S. Dollar equivalent value using the exchange rate at the reporting date.

	Bought
Currency	Sept. 24, 2010	Sept. 25, 2009	Sept. 26, 2008
Euro	$—	$—	$11,300

When the Company enters into forward exchange contracts, they are not designated as hedging instruments under ASC Topic 815. Changes in the value of derivatives are recognized in the period in which the change occurs. When the Company enters into foreign exchange contracts they have historically been settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and contract amounts, and the fair value of the contracts is adjusted to market monthly. As indicated above, the Company did not have any open contracts as of September 24, 2010 and as such, no associated assets or liabilities were reflected in the consolidated balance sheet. The gains and losses recorded upon settlement of the contracts were recorded as non-operating expenses in the Company’s consolidated statement of operations as follows:

	Amount of Loss Recognized in Net Loss on Derivatives	Location of Loss Recognized in Net Loss on Derivatives
Derivatives not designated as hedging instruments under ASC Topic 815:	Twelve months ended Sept. 25, 2009
Foreign exchange contracts	$(360)	Foreign Exchange, net

Total	$(360)

NOTE 18    SUBSEQUENT EVENTS

In the first quarter of fiscal 2011, the Company entered into lease amendments for two of its facilities in Oregon, which reduced the monthly lease payments, and extended the length of the lease. The leases for these facilities, which were originally set to expire in fiscal 2012 and 2013, were extended to expire in fiscal 2016 and 2018, respectively. In addition to extending the length of the lease, the amendments also reduced the fiscal 2011, 2012 and 2013 lease payments by a total of $1,423.

On November 18, 2010, the Company entered into an amended and restated credit agreement. The credit agreement, as amended, expires on December 1, 2011 and has an interest rate of LIBOR + 3.0%. See additional discussion in Note 7—Borrowings.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during fiscal 2010 that could significantly affect the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a—15(f). Under the supervision and with the participation of the Company’s management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that its internal controls over financial reporting were effective as of September 24, 2010. Pursuant to H.R. 4173: Dodd-Frank Wall Street Reform and Consumer Protection Act, as a publicly traded company with a market value of less than $75 million as of the last business day of the Company’s second fiscal quarter in 2010, the Company was not required to have its independent registered public accounting firm attest to its internal controls over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance of Planar Systems, Inc.

The information set forth under the captions “Election of Directors”, “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 20, 2011, is incorporated by reference into this Report.

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

The information set forth under the captions “Election of Directors—Director Compensation,” and “Executive Compensation” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 20, 2011, is incorporated by reference into this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” and “Stock Owned by Management and Principal Shareholders” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 20, 2011, is incorporated by reference into this Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Certain Relationships and Related Transactions” and “Election of Directors” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 20, 2011, is incorporated by reference into this Report.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on January 20, 2011, is incorporated by reference into this Report.

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

The independent registered public accounting firm report with respect to the above-listed financial statements appears on page 26 of this Report.

(a)(3) Exhibits

Exhibit Number	Title
2.1	Agreement and Plan of Merger and Reorganization by and among Planar Systems, Inc., Cornell Acquisition Corporation, Clarity Visual Systems, Inc. and certain other parties date as of July 18, 2006 (4)

2.2	Asset Purchase Agreement by and among Compton Acquisition, Inc., Runco International, Inc., and the stockholders of Runco International, Inc., dated as of May 23, 2007 (20)

2.3	Stock Purchase Agreement by and among NDS Surgical Imaging, LLC, NDS Imaging Holdings, LLC and Planar Systems, Inc., dated as of August 6, 2008 (27)

3.1	Second Restated Articles of Incorporation of Planar Systems, Inc. (1)

3.2	Second Restated Bylaws of Planar Systems, Inc. (7)

3.3	Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (2)

3.4	Second Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (3)

3.5	Fourth Amendment to Second Restated Bylaws of Planar Systems, Inc. (24)

4.1	Specimen stock certificate (1)

4.2	Rights Agreement dated as of February 3, 2006 between Planar Systems, Inc. and Mellon Investor Services, LLC. (3)

10.1	Lease agreement dated as of May 20, 1998 between Metra Corporation and Planar International, Ltd (English translation) (5)

10.2	1996 Stock Incentive Plan* (6)

10.3	Planar Systems, Inc. 1999 Nonqualified Stock Option Plan* (7)

10.4	Planar Systems, Inc. Deferred Compensation Plan* (7)

10.5	Lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (8)

10.6	Addendum to lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (8)

10.7	Credit Agreement Dated as of December 16, 2003 among Planar Systems, Inc. and Bank of America, N.A. (9)

Exhibit Number	Title
10.8	First Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, National Association, dated as of December 21, 2004 (10)

10.9	Planar Systems, Inc. 2004 Employee Stock Purchase Plan* (11)

10.10	Second Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, National Associated, dated as of October 21, 2005* (12)

10.11	Executive Employment Agreement by and between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (13)

10.12	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (13)

10.13	Letter Agreement between Scott Hildebrandt and Planar Systems, Inc. dated as of November 22, 2005* (14)

10.14	Nonqualified Stock Option Agreement between Planar Systems, Inc. and Scott Hildebrandt dated as of November 22, 2005* (14)

10.15	Amended and Restated Planar Systems, Inc 1993 Stock Option Plan for Nonemployee Directors (15)

10.16	Employment Agreement between Planar Systems, Inc. and Kris Gorriaran dated as of July 17, 2006* (17)

10.17	Clarity Visual Systems, Inc. 1995 Stock Incentive Plan* (16)

10.18	Clarity Visual Systems Inc. Non-Qualified Stock Option Plan* (16)

10.19	Lease Agreement dated as of December 27, 2006 between Techpointe Commons and Planar Systems, Inc. (18)

10.20	Terms of Employment between Planar Systems, Inc. and Stephen Going dated as of January 22, 2007* (19)

10.21	Executive Stock Option Agreement between Planar Systems, Inc. and Stephen Going dated as of March 5, 2007* (19)

10.22	Third Amendment to Credit Agreement between Planar Systems, Inc. and Bank of America, National Association, dated as of May 23, 2007 (20)

10.23	Form for Performance Share Agreement between Planar Systems, Inc. and Douglas Barnes, Stephen Going, E. Scott Hildebrandt, and Gerald Perkel* (21)

10.24	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Douglas Barnes, Mark Ceciliani, Kris Gorriaran, and Stephen Going)* (22)

10.25	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Scott Hildebrandt)* (22)

10.26	Form of Fiscal Year 2008 to Fiscal Year 2010 Long Term Incentive Plan Award Agreement* (23)

10.27	Restricted Stock Agreement between Planar Systems, Inc. and Stephen Going dated as of March 5, 2007* (28)

10.28	Planar Systems, Inc. 2007 New Hire Incentive Plan* (28)

10.29	Waiver and Fourth Amendment to Credit Agreement by and between Planar Systems, Inc. and Bank of America, N.A., dated December 10, 2007 and effective December 11, 2007 (24)

10.30	Lease agreement dated as of September 20, 2007 between Equastone Amberglen, LLC and Planar Systems, Inc. (25)

Exhibit Number	Title
10.31	Form of Indemnification Agreement for Officers and Directors (26)

10.32	Fifth Amendment to Credit Agreement among Planar Systems, Inc., each lender party thereto and Bank of America, N. A., as agent, entered into as of August 6, 2008 (27)

10.33	Form for Performance Share Agreement between Planar Systems, Inc. and Gerald Perkel, Scott Hildebrandt, Douglas Barnes, and Stephen Going* (29)

10.34	Form for Performance Share Amendment between Planar Systems, Inc. and Gerald Perkel, Scott Hildebrandt, Douglas Barnes, and Stephen Going* (29)

10.35	Form for Restricted Stock Agreement between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, E. Kay Stepp, Gregory H. Turnbull, and Steven E. Wynne dated as of February 20, 2009* (30)

10.36	Form for Performance Share Amendment and Form for Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, Douglas Barnes, and Stephen Going dated as of December 14, 2009* (31)

10.37	Form for Restricted Stock Notice between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, Douglas Barnes, and Stephen Going dated as of November 20, 2009* (31)

10.38	Planar Systems, Inc. 2009 Incentive Plan* (31)

10.39	Amended and Restated Credit Agreement dated as of December 1, 2009 between Planar Systems, Inc. and Bank of America, N.A. (32)

10.40	Form of Restricted Stock Award Notice between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, E. Kay Stepp, Gregory H. Turnbull, and Steven E. Wynne dated as of February 16, 2010* (33)

10.41	2004 Employee Stock Purchase Plan as amended February 16, 2010* (33)

10.42	Amendment to Amended and Restated Credit Agreement dated as of March 10, 2010 (33)

14.0	Code of Conduct of Planar Systems, Inc. (9)

21.0	Subsidiaries of Planar Systems, Inc.

23.0	Consent of KPMG LLP, Independent registered public accounting firm

24.0	Power of Attorney (included on Signature Page)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 27, 1996.
(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on February 9, 2006.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 21, 2006.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 25, 1998.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 1997.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 24, 1999.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2001.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 2003.
(10)	Incorporated by reference to the Company’s Current Report on 8-K filed on December 28, 2004.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2005.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2005.
(15)	Incorporated by reference to the Company’s Proxy Statement dated December 22, 2005 filed on December 29, 2005.
(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-138064) filed on October 18, 2006.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 29, 2006.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2006.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2007.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2007.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2007.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2007.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2008.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2008.
(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2007.
(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2008.
(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2009.
(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2009.
(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 7, 2009.
(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2010.

*	This exhibit constitutes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC

November 23, 2010	By:	/s/ SCOTT HILDEBRANDT
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

/s/ GERALD K. PERKEL Gerald K. Perkel	President, Chief Executive Officer, Director (Principal Executive Officer)	November 23, 2010

/s/ SCOTT HILDEBRANDT Scott Hildebrandt	Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	November 23, 2010

/s/ CARL NEUN Carl Neun	Director	November 23, 2010

/s/ E. KAY STEPP E. Kay Stepp	Director	November 23, 2010

/s/ GREGORY H. TURNBULL Gregory H. Turnbull	Chairman	November 23, 2010

/s/ STEVEN E. WYNNE Steven E. Wynne	Director	November 23, 2010

/s/ MICHAEL GULLARD Michael Gullard	Director	November 23, 2010