Form 10-Q
period 2010-12-31
PLANAR SYSTEMS INC
filed 2011-02-04
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended December 31, 2010

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

Number of common stock outstanding as of February 2, 2011

20,225,703 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended
	Dec. 31, 2010	Dec. 25, 2009
Sales	$41,763	$43,004
Cost of sales	30,105	33,112

Gross profit	11,658	9,892
Operating expenses:
Research and development, net	2,764	2,304
Sales and marketing	5,495	5,223
General and administrative	4,228	4,375
Amortization of intangible assets	512	622
Impairment and restructuring charges (Note 4)	—	3,388

Total operating expenses	12,999	15,912

Loss from operations	(1,341)	(6,020)
Non-operating income (expense):
Interest, net	(2)	(5)
Foreign exchange, net	72	481
Other, net	68	(46)

Net non-operating income	138	430

Loss before income taxes	(1,203)	(5,590)
Income tax expense (benefit) (Note 6)	100	(2,874)

Net Loss	$(1,303)	$(2,716)

Net loss per share
Basic and diluted	$(0.07)	$(0.15)

Average shares outstanding—basic and diluted	19,226	18,690

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	Dec. 31, 2010	Sept. 24, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,858	$31,709
Accounts receivable, net of allowance for doubtful accounts of $1,973 and $2,005	19,592	27,010
Inventories	36,885	33,397
Other current assets	5,362	3,924

Total current assets	93,697	96,040
Property, plant and equipment, net	4,716	5,347
Intangible assets, net	2,741	3,253
Other assets	4,200	3,794

	$105,354	$108,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,566	$16,130
Current portion of capital leases	—	4
Deferred revenue	1,538	1,611
Other current liabilities	19,030	21,207

Total current liabilities	37,134	38,952
Other long-term liabilities	4,352	4,106

Total liabilities	41,486	43,058
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock	180,813	180,289
Retained earnings (deficit)	(114,318)	(112,886)
Accumulated other comprehensive loss	(2,627)	(2,027)

Total shareholders’ equity	63,868	65,376

	$105,354	$108,434

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended
	Dec. 31, 2010	Dec. 25, 2009
Cash flows from operating activities:
Net loss	$(1,303)	$(2,716)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,065	1,478
Impairment and restructuring charges	—	3,388
Deferred taxes	—	(874)
Share based compensation	464	502
Decrease in accounts receivable	7,341	3,604
Increase in inventories	(3,604)	(354)
Increase in other current assets	(1,880)	(2,648)
Increase in accounts payable	409	2,649
Decrease in deferred revenue	(79)	(6)
Decrease in other current liabilities	(1,990)	(527)

Net cash provided by operating activities	423	4,496
Cash flows from investing activities:
Purchase of property, plant and equipment	(237)	(444)

Net cash used in investing activities	(237)	(444)
Cash flows from financing activities:
Payments of capital lease obligations	(4)	(52)
Value of shares withheld for tax liability	(129)	(144)
Net proceeds from issuance of capital stock	60	—

Net cash used in financing activities	(73)	(196)
Effect of exchange rate changes	36	(334)

Net increase in cash and cash equivalents	149	3,522
Cash and cash equivalents at beginning of period	31,709	30,722

Cash and cash equivalents at end of period	$31,858	$34,244

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in such financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 24, 2010. All references to a year or a quarter in these notes are to the Company’s fiscal year or quarter in the period stated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results may differ from those estimates.

The accompanying financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations from the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending September 30, 2011.

On September 25, 2010 the Company adopted the provisions of ASU 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”), which changes the accounting model for revenue arrangements that include both tangible products and software elements. ASU 2009-14, which was issued in October 2009 by the Financial Accounting Standards Board (“FASB”), is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this Update did not have a material impact on the Company’s financial statements.

NOTE 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Dec. 31, 2010	Sept. 24, 2010
Raw materials	$13,398	$12,895
Work in process	3,274	3,026
Finished goods	20,213	17,476

	$36,885	$33,397

NOTE 3 - SHAREHOLDERS’ EQUITY

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

Stock options

The 2009 Plan provides for the granting of stock options. Options granted generally vest and become exercisable over a three-year period and expire seven to ten years after the date of grant. Options were last granted in the second quarter of fiscal 2008.

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 24, 2010	1,236,932	$10.41
Granted	—	—
Exercised	—	—
Forfeited	(1,112)	6.02
Expired	(32,568)	15.01

Options outstanding at December 31, 2010	1,203,252	$10.29

No options were exercised during the first quarter of 2011. As of December 31, 2010 the total intrinsic value of options outstanding was $9 and the options had a remaining contractual term of 4.0 years. As of December 31, 2010 there were 1,202,809 options exercisable with a weighted average exercise price of $10.30 per share, an aggregate intrinsic value of $9, and a weighted average contractual life of 4.0 years.

Restricted stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per the FASB Accounting Standards CodificationTM (“ASC”) Topic 718, “Compensation – Stock Compensation.” With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, and certain of its Vice Presidents, which vest upon the achievement of certain objective performance conditions, the shares issued generally vest over a one- to three-year period based upon the passage of time.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 24, 2010	1,249,891	$3.98
Granted	571,667	2.19
Vested	(185,763)	3.34
Canceled	(14,167)	2.67

Restricted stock outstanding at December 31, 2010	1,621,628	$3.44

Employee Stock Purchase Plan

In fiscal 2005 the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (“the Plan”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. In 2010 the Company’s shareholders approved an amendment to the Plan which increased the number of shares of common stock that may be purchased under the Plan from 400,000 shares to 1,400,000 shares. As of December 31, 2010, approximately 969,000 shares remained available for purchase.

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payment awards and employee stock purchases for the three months ended December 31, 2010 and December 25, 2009. The expense was allocated as follows:

	Three Months Ended Dec. 31, 2010	Three Months Ended Dec. 25, 2009
Cost of sales	$17	$76

Research and development	$51	$72
Sales and marketing	119	163
General and administrative	277	191

Share based compensation expense included in operating expenses	$447	$426

Share based compensation expense related to employee stock options and restricted stock awards	$464	$502

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

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the three months ended December 31, 2010 and December 25, 2009 were 19,226,000 and 18,690,000, respectively. ASC Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options or nonvested shares as of December 31, 2010 and December 25, 2009 due to the Company incurring a net loss in both the three months then ended.

NOTE 4 - IMPAIRMENT AND RESTRUCTURING CHARGES

No impairment or restructuring charges were incurred in the first quarter of 2011. During the first quarter of 2010 the Company determined that its goodwill was impaired, and therefore recorded a $3,428 charge to write-off this balance. The goodwill impairment charge was recorded as a result of the impairment test conducted during the first quarter of 2010 following the Company’s restructuring that resulted in one operating segment, which constituted a triggering event as described by paragraph 35-10 of ASC Subtopic 350-20 “Goodwill.” The impairment test considered the Company’s average share price over a reasonable period of time and current projections of the underlying discounted cash flows of the Company. Neither of these approaches supported the carrying value of the asset.

During the first quarter of 2010 the Company determined that the severance benefits related to previously recorded restructuring charges would be less than initially estimated and reduced the liability to reflect the current estimate of amounts to be paid. This revision was recorded as a $40 reduction in operating expenses for the three months ended December 25, 2009.

The restructuring charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities
Balance as of September 24, 2010	$757	$336
Cash paid	(57)	—

Balance as of December 31, 2010	$700	$336

NOTE 5 - OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Dec. 31, 2010	Sept. 24, 2010
Warranty reserve	$3,803	$3,832
Income taxes payable	2,699	2,452
Accrued compensation	6,512	7,236
Other	6,016	7,687

Total	$19,030	$21,207

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

Three months ended Dec. 31, 2010
Balance at beginning of period	$3,832
Cash paid for warranty repairs	(1,155)
Provision for current period sales	1,126

Balance at end of period	$3,803

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes for the first quarter of 2011 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision (benefit) for income taxes is the result of a mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax expense of $100 for the three months ended December 31, 2010 was driven by taxes on foreign operations and state taxes.

The negative effective tax rate of 8.3% for the three months ended December 31, 2010 differs from the federal statutory rate largely as a result of the Company’s valuation allowance on its U.S. net operating losses during the quarter. Other significant factors include the effects of the Company’s profitable operations in foreign jurisdictions with different tax rates, and the provision for state income taxes.

The Company establishes a valuation allowance for deferred tax assets, when it is more likely than not that such deferred tax assets will not be realized. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its United States and French deferred tax assets. As of December 31, 2010 the valuation allowance is still in place for all of its U.S. tax assets. While a valuation allowance is still in place for financial statement purposes as of December 31, 2010, the valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

As of December 31, 2010 there have been no material changes to the amount of unrecognized tax benefits under ASC Topic 740, “Income Taxes.” The Company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

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

The Company has not provided for United States income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. As of December 31, 2010 the undistributed earnings of these foreign operations were approximately $4,200.

NOTE 7 - BORROWINGS

The Company’s credit agreement was amended on November 18, 2010 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement, as amended, has an interest rate of LIBOR + 3.0%, expires on December 1, 2011, and is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of December 31, 2010 and September 24, 2010. The credit agreement contains certain financial covenants, with which the Company was in compliance as of December 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended September 24, 2010.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. These and other forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: poor or further weakened domestic and international business and economic conditions; changes or continued reductions in the demand for products in the various display markets served by the Company; any reduction in or delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; the extent and timing of any additional expenditures by the Company to address business growth opportunities; any inability to reduce costs at all or to reduce costs quickly enough, in either case, in response to weakening economic conditions and/or unanticipated reductions in revenue; adverse impacts on the Company or its operations relating to or arising from any inability to fund desired expenditures, including due to difficulties in obtaining necessary financing; changes in the flat panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods; future production variables impacting excess inventory and other risk factors described under Part II, Item 1A. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except for the adoption of Accounting Standards Update No. 2009-14, as described below, the Company reaffirms the critical accounting policies and use of estimates reported in its Form 10-K for the year ended September 24, 2010.

On September 25, 2010 the Company adopted the provisions of ASU 2009-14, which changes the accounting model for revenue arrangements that include both tangible products and software elements. ASU 2009-14, which was issued in October 2009 by the Financial Accounting Standards Board, is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this Update did not have a material impact on the Company’s financial statements.

INTRODUCTION

Planar Systems, Inc. is a provider of specialty display products, solutions, and services for customers in a number of end-market segments. Products include display components, completed displays, and display solutions and systems based on a variety of flat panel and front- and rear-projection technologies. The Company has a global reach with sales offices in North America, Europe, and Asia.

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

Custom and Embedded

The Company leverages its historical core competency in Electroluminescent (“EL”) technologies and employs these technologies to focus on providing customized, embedded, and ruggedized displays to Original Equipment Manufacturers (“OEMs”) and other system suppliers. Key technologies used in products sold to this market also include customized Active-Matrix Liquid Crystal Display (“AMLCD”) panels. These technologies are used in a variety of applications and industries including instrumentation, medical equipment, vehicle dashboards, indoor and outdoor digital signage (including quick serve restaurant outdoor menu boards), and military applications, all of which require functionality in demanding usage conditions such as rugged outdoor conditions, extreme temperatures, instances where shaking or shock is expected, or applications that necessitate 3-D imaging.

Video Wall

The Company serves the video wall display market by offering both high-resolution flat panel LCD video walls and rear-projection cube video walls for use in large venue digital signage as well as various control room installations. The Company has marketed these products under the Clarity brand since 2006 when the Company acquired Clarity Visual Systems, Inc. (“Clarity”). Digital signage video wall installations are used in a growing list of retail, airport, sports arena, and other locations while control room installations are typically found in the security, governmental, telecom, energy, industrial, broadcast, and transportation sectors. The market for control room video wall solutions is driven by the development, expansion, and upgrade of industrial infrastructure such as power plants, transportation systems, communication systems, and security monitoring. LCD flat panel video walls used in the retail and large venue end-markets are increasing as LCD costs have declined and as LCD technology has made advancements to allow panel tiling with smaller bezels (Super Narrow Bezel technology), enabling a growing number of installations especially in new digital signage applications.

Information Technology (“IT”)

The Company capitalizes on its strong supply chain, logistics, and distribution relationships to sell a variety of primarily LCD based displays to the IT market. These strong relationships give the Company the ability to drive revenues in a number of product categories, including desktop monitors, touch displays, widescreen monitors, and front-projection equipment through its network of IT resellers.

High-end Home

The Company serves the high-end home market with its high-performance home theater front-projection video systems, video processing equipment, large-format thin video displays, “window wall” video applications, and a number of accessories. The Company has sold these products under the Runco brand since 2007 when it acquired the business assets of Runco International, Inc. (“Runco”), an industry leader in high-end, luxury video products. Planar’s Runco products are primarily sold to its established network of custom home installation dealers in the United States.

Overview

The Company recorded sales of $41.8 million in the three months ended December 31, 2010 (the “first quarter of 2011”), which decreased $1.2 million, or 2.9%, as compared to sales of $43.0 million in the three months ended December 25, 2009 (the “first quarter of 2010”). The decrease in sales was primarily the result of lower sales of high-end home products, lower margin business projectors, and network desktop monitors in the first quarter of 2011, as compared to the same period of the prior year. These decreases were partially offset by increases in sales of digital signage products, including tiled flat panel LCD video wall systems, and increases in sales of touch monitors sold in the first quarter of 2011 as compared the first quarter of 2010.

In the first quarter of 2011 net loss was $1.3 million or $0.07 per basic and diluted share as compared to a net loss of $2.7 million or $0.15 per basic and diluted share in the first quarter of 2010. This $1.4 million improvement was due primarily to a decrease of $2.9 million in operating expenses and a $1.8 million improvement in gross profit. These improvements were partially offset by changes in income taxes resulting from a $2.9 million one-time tax benefit recorded in the first quarter of 2010, which reduced the net loss recognized in that period and which was not repeated in the first quarter of 2011.

In the first quarter of 2011 loss from operations was $1.3 million as compared to a loss from operations of $6.0 million in the first quarter of 2010. The $4.7 million improvement in loss from operations for the first quarter of 2011 as compared to the same period of the prior year was due primarily to the impairment and restructuring charges recorded in the first quarter of 2010, which increased operating expenses by $3.4 million in that period. The improved loss from operations was also a result of the increase in gross profit in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010.

The Company continues to experience strong end-market demand for its LCD video wall systems and other custom digital signage products. Digital signage opportunities such as outdoor ruggedized custom displays, touch applications, and large venue viewing represent growing markets in the United States, Europe, and Asia and the Company believes that it can derive increased revenue related to new and emerging opportunities in this growing market. As the Company pursues opportunities in the digital signage market, it continues to drive focused investments in product development, sales, and marketing to better position itself to capitalize on these opportunities.

Sales

The Company’s sales of $41.8 million in the first quarter of 2011 decreased $1.2 million or 2.9% from $43.0 million in the first quarter of 2010. The decrease in sales was primarily due to decreases in sales of high-end home products, network display monitors, and business projectors, which were partially offset by increases in sales of digital signage products, including LCD video wall systems and other custom digital signage solutions. The decrease in sales was also partially offset by increases in sales of touch displays in the first quarter of 2011, as compared to the same period of the prior year.

Sales of high-end home products decreased in the first quarter of 2011, as compared to the same period of the prior year, due to a 16% decrease in volumes of high-end home products sold and a 14% decrease in average selling prices of these products. Sales volumes decreased as a result of lower demand in the first quarter of 2011 as compared to 2010. Average selling prices decreased due to changes in product mix, rather than changes in the relative pricing of these products. Sales of high-end home products were also impacted by the timing of new product introductions, as the first quarter of 2010 was positively impacted by introductory sales of lamp-less, LED-based projectors, including dealer demos, a new product offering which was launched in the first quarter of that year. The decrease in sales of network display monitors was due to this product reaching the end-of-life stage in the first quarter of 2010. The decrease in sales of business projectors was due to 36% and 25% decreases in volumes and average selling prices of these products, respectively. These decreases were primarily the result of changes in product offerings as the Company focused its efforts on higher margin product offerings and as other products reached the end-of-life stage. The decrease in sales was partially offset by increases in sales of digital signage products, including flat panel LCD video wall systems, and also by increases in sales of touch displays. Sales of digital signage products increased 13% in the first quarter of 2011 as compared to the first quarter of 2010. This increase was largely driven by a 76% increase in volumes of LCD video wall systems sold, which was primarily due to improved demand as the Company’s existing customers increased investment in large capital projects and as new customers were added in new application areas such as indoor retail digital signage. The increase in sales of touch displays was primarily the result of the Company continuing to focus new sales and marketing resources on these products, which resulted in a 29% increase in units sold in the first quarter of 2011, as compared to the first quarter of 2010.

International sales decreased $0.3 million or 1.6% to $13.2 million in the first quarter of 2011 as compared to $13.5 million in the same quarter of the prior year. The decrease in international sales was primarily due to the Euro weakening against the U.S. Dollar in the first quarter of 2011 as compared to the first quarter of 2010. This decrease was partially offset by an increase in U.S. Dollar denominated sales to customers outside of the United States in the first quarter of 2011 as compared to the same period of the prior year. As a percentage of total sales, international sales increased to 31.7% in the first quarter of 2011 as compared to 31.3% in the first quarter of 2010. The Company does not have material sales to any particular country outside the United States.

Gross Profit

Gross profit as a percentage of sales increased to 27.9% in the first quarter of 2011 from 23.0% in the first quarter of 2010. Total gross profit increased $1.8 million or 17.9% to $11.7 million in the first quarter of 2011 as compared to $9.9 million in the same period of the previous year. The increase in gross profit was due primarily to a favorable product mix of higher margin products such as video wall systems and touch displays, relative to sales of lower margin products such as projectors sold in the High-end Home and IT end-markets. The increase in gross profit was also due to reductions in headcount related to manufacturing overhead.

Research and Development

Research and development expenses increased $0.5 million or 20.0% to $2.8 million in the first quarter of 2011 from $2.3 million in the same period of the prior year. The increase was primarily the result of increased headcount and increased spending on project supplies and professional services to support new product designs, as a part of the Company’s initiative to drive future sales in higher margin growth markets. As a percentage of sales, research and development expenses increased to 6.6% in the first quarter of 2011 as compared to 5.4% in the same period of the prior year. The increase in research and development expenses as a percentage of sales for the three months ended December 31, 2010 as compared to the same period in the prior year was due primarily to increased research and development expenses and decreased sales.

Sales and Marketing

Sales and marketing expenses increased $0.3 million or 5.2% to $5.5 million in the first quarter of 2011 as compared to $5.2 million in the same period of the prior year. This increase was primarily due to an increase in program spending in an effort to drive growth and market penetration, especially in the growing markets that the Company serves such as touch display and digital signage. Sales and marketing expenses also increased due to higher headcount and sales commissions in the first quarter of 2011 as compared to the first quarter of 2010. As a percentage of sales, sales and marketing expenses increased to 13.2% in the first quarter of 2011 as compared to 12.1% in the same period of the prior year due to increased sales and marketing expenses and decreased sales.

General and Administrative

General and administrative expenses decreased $0.2 million or 3.4% to $4.2 million in the first quarter of 2011 from $4.4 million in the first quarter of 2010. The decrease in general and administrative expenses was primarily due to reduced headcount, and decreases in external accounting related expenses. This decrease was partially offset by increased share based compensation in the first quarter of 2011 as compared to the first quarter of 2010. As a percentage of sales, general and administrative expenses were 10.1% in the first quarter of 2011 and 10.2% in the first quarter of 2010.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets were $0.5 million and $0.6 million in the first quarters of 2011 and 2010, respectively. The $0.1 million decrease in amortization expenses was the result of certain intangible assets that became fully amortized in the fourth quarter of 2010 and as such had no related amortization expense in the first quarter of 2011. As of December 31, 2010 the consolidated identifiable intangible assets subject to amortization, net of accumulated amortization, consisted of $1.1 million for developed technology and $1.6 million for customer relationships. These assets are being amortized over their remaining estimated useful lives of approximately 1.9 years. When these assets were acquired, the amortization periods were between four and seven years.

Impairment and Restructuring Charges

No impairment or restructuring charges were incurred in the first quarter of 2011. During the first quarter of 2010, the Company recorded $3.4 million in impairment and restructuring charges. As discussed in Note 4—Impairment and Restructuring Charges, the charges consisted primarily of a charge to write-off the goodwill previously reflected on the Company’s balance sheet as it was determined to be impaired.

Total Operating Expenses

Total operating expenses decreased $2.9 million or 18.3% to $13.0 million in the first quarter of 2011, from $15.9 million in the same period of the prior year. The decrease in operating expenses was primarily due to the $3.4 million impairment and restructuring charges that were recorded in the first quarter of 2010, and continued reductions in general and administrative expenses. The decrease in operating expenses was partially offset by an increase in research and development and sales and marketing expenses. As a percentage of sales, total operating expenses decreased to 31.1% in the first quarter of 2011 from 37.0% in the same period of the prior year.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign exchange gain or loss and other income or expense. Net interest expense was $2 thousand in the first quarter of 2011 as compared to $5 thousand in the same period of the prior year.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign exchange gains and losses amounted to a net gain of $0.1 million in the first quarter of 2011 as compared to a net gain of $0.5 million in the first quarter of 2010.

Net other income was $0.1 million in the first quarter of 2011 as compared to net other expense of $46 thousand in the first quarter of 2010.

Provision (Benefit) for Income Taxes

In the first quarter of 2011 the Company recorded an income tax expense of $0.1 million on a pretax loss of $1.2 million, resulting in a negative effective tax rate of 8.3%. Comparatively, income tax benefit was $2.9 million in the first quarter of 2010 on a pretax loss of $5.6 million, an effective tax rate of 51.4%. The tax expense for the first quarter of 2011 was largely driven by taxes in foreign jurisdictions and state taxes.

The difference between the effective tax rate and the federal statutory tax rate is due primarily to a valuation allowance on the Company’s U.S. deferred tax assets, the provision for state income taxes, and the effects of the Company’s operations in foreign jurisdictions with different tax rates. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pretax financial results, the effective tax rate can change materially based on small variations of income.

Net Loss

In the first quarter of 2011 net loss was $1.3 million or $0.07 per basic and diluted share. In the same period of the prior year, net loss was $2.7 million or $0.15 per basic and diluted share.

Liquidity and Capital Resources

Net cash provided by operating activities was $0.4 million in the first quarter of fiscal 2011 as compared to cash provided by operating activities of $4.5 million in the first quarter of fiscal 2010. Net cash provided by operations in the first quarter of 2011 primarily relates to a decrease in accounts receivable and non-cash charges including depreciation and amortization and share based compensation, which do not require a current cash outlay. These were offset by the net loss incurred in the first quarter of 2011, an increase in inventories, and a decrease in other liabilities.

Working capital decreased $0.5 million to $56.6 million at December 31, 2010 from $57.1 million at September 24, 2010. Current assets decreased $2.3 million at December 31, 2010 to $93.7 million as compared to $96.0 million at September 24, 2010 due to a decrease in account receivable, which was partially offset by increases in inventories and other current assets. The $7.4 million decrease in accounts receivable was primarily the result of the $6.4 million decrease in sales in the first quarter of 2011 as compared to the fourth quarter of 2010. Accounts receivable also decreased due to the timing of cash receipts. Inventories increased $3.5 million as a result of the timing of purchases and increases in the forecasts of future shipments. Other current assets increased $1.4 million due primarily to increases in prepaid inventory, prepaid expenses and non-trade receivables. Current liabilities decreased $1.8 million due primarily to decreases in accrued compensation and other current liabilities, which were partially offset by an increase in accounts payable associated with the increase in inventories. The changes in accrued compensation, accrued liabilities, and accounts payable were primarily due to the timing of payments made to the Company’s employees and its vendors.

The Company’s credit agreement was amended on November 18, 2010 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement, as amended, has an interest rate of LIBOR + 3.0%, expires on December 1, 2011, and is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of December 31, 2010 and September 24, 2010. The credit agreement contains certain financial covenants, with which the Company was in compliance as of December 31, 2010.

The Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the first quarter of 2011 that are of significance to the Company.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended December 31, 2010 that could significantly affect the Company’s internal controls over financial reporting.

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

The risks inherent in the Company’s operations could be heightened by an ongoing worldwide economic slowdown and lack of credit availability.

In the recent past, general worldwide economic conditions have experienced a dramatic downturn due to credit conditions, liquidity concerns, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. These conditions make it extremely difficult for the Company’s customers, the Company’s vendors, and the Company to accurately forecast and plan future business activities. In this time of economic difficulties, the Company’s financial performance and prospects for growth are subject to heightened risks including, but not limited to, the risk that the poor and economic conditions could result in:

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

The Company took a number of measures to reduce costs in response to the worldwide economic downturn over the past two years, and the related decreases in revenue levels. However, the Company has since begun to make additional expenditures to better position it for future sales growth given the general improvement in global economies, especially in the emerging world. If customer demand were to not improve, or slow down, the Company might be unable to adjust expense levels rapidly enough in response to falling demand or without changing the way in which it operates. If revenues were to decrease further and the Company was unable to adequately reduce expense levels, it might incur significant losses that could potentially adversely affect the Company’s overall financial performance and the market price of the Company’s common stock.

The Company’s operating results can fluctuate significantly.

In addition to the variability resulting from the short-term nature of commitments from the Company’s customers, other factors can contribute to significant periodic fluctuations in its results of operations. These factors include, but are not limited to, the following:

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

Accordingly, the results of any past periods should not be relied upon as an indication of the Company’s future performance. It is possible that, in some future period, the Company’s operating results may be below expectations of public market analysts and/or investors. If this occurs, the Company’s stock price may decrease.

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

The Company’s success depends on the development of new products and technologies.

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

The inability to obtain sufficient quantities of components and other materials necessary to produce the Company’s displays could result in reduced or delayed sales. The Company obtains much of the material it uses in the manufacture of its products from a limited number of suppliers, and it generally does not have long-term supply contracts with vendors. For some of this material the Company does not generally have a guaranteed alternative source of supply. In addition, given the Company’s cash management practices, vendors may not be willing to continue to ship materials on credit terms that are acceptable to the Company, or may impose lower than optimal credit lines for the Company. As a result, the Company is subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. The Company has in the past and may in the future face difficulties ensuring an adequate supply of various display components such as quality high resolution glass used in its products. In the future the Company may also face difficulties ensuring an adequate supply of the rear-projection screens used in certain video wall products. The Company is continually engaged in efforts to address this risk area. In another recent example of such supply risks, in fiscal 2010 the U.S. International Trade Commission issued an exclusion order banning the import of certain LCD panels incorporated by the Company in certain of its specialty display products. While this matter has since been settled, any future inability of the Company to import adequate supplies of such panels, or products including such panels, or other products or components, could have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company is subject to vendor lead times that can vary considerably depending on capacity fluctuations and other manufacturing constraints of the Company’s vendors. These lead times can be significant when vendors operate with diminished capacity or experience other restrictions that limit their ability to produce products in a timely manner. For most of the Company’s products, vendor lead times significantly exceed its customers’ required delivery time causing the Company to order to forecast rather than order based on actual demand. Competition in the market continues to reduce the period of time customers will wait for product delivery. Ordering raw materials and building finished goods based on the Company’s forecast exposes the Company to numerous risks including its inability to service customer demand in an acceptable timeframe, holding excess and obsolete inventory or having unabsorbed manufacturing overhead. The Company has increased its reliance on Asian manufacturing companies for the manufacture of displays that it sells in all of the markets served by the Company. The Company also relies on certain other contract manufacturing operations in Asia, including those that produce circuit boards and other components, and those that manufacture and assemble certain of its products. Most of the contract manufacturers with which the Company does business are located in Asia, which has experienced several earthquakes, tsunamis, typhoons, and interruptions to power supplies which resulted in business interruptions. The Company’s business could suffer significantly if the operations of vendors in Asia or elsewhere were disrupted for extended periods of time.

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

The Company faces risks associated with other operations outside the United States.

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

While the Company is for the most part naturally hedged due to approximately equal foreign denominated sales and expenses, the Company is exposed to certain risks relating to U.S. denominated assets primarily held in Europe. In the past the Company has managed this non-cash GAAP income statement risk by periodically entering into forward exchange contracts to mitigate the income statement impact of fluctuations in the Euro value of certain U.S. Dollar denominated assets and liabilities. Due to volatility in the foreign exchange market and the Company’s strategic shift to preserve cash the Company adjusted its hedging strategy and as of March 27, 2009 discontinued its previous practice of hedging foreign currency risk through forward exchange contracts. As a result the Company may experience non-cash GAAP income statement losses due to changes in the U.S. Dollar versus the Euro exchange rate.

The value of intangible assets may become impaired in the future.

The Company has intangible assets recorded on the balance sheet as a result of the acquisition of Clarity Visual Systems that relate primarily to developed technology, patents, and customer relationships. The initial value of intangible assets recorded at the time of acquisition represented the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The remaining $2.7 million of the intangible assets will be amortized over the useful lives of the respective assets of approximately 1.9 years and could, in the future, experience additional impairment. The estimated undiscounted future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as occurred in fiscal 2008. A determination of impairment of intangible assets could result in a material charge to operations in a period in which an impairment loss is recognized, as occurred in fiscal 2008. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company’s amended and restated credit agreement, as amended on November 18, 2010, has a maximum borrowing capacity of $12 million and expires on December 1, 2011. As of December 31, 2010 there were no amounts outstanding under this credit agreement. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security under its credit agreement, which includes certain financial covenants, as discussed in Note 7—Borrowings in the Notes to the Consolidated Financial Statements in this Report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2011. If the Company were unable to renew or extend this agreement, the Company may need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets. In addition, the Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations as may be required.

The Company may experience losses selling certain desktop monitor other consumer based, lower margin products.

The market for the Company’s desktop monitor products is highly competitive and subject to rapid changes in prices and demand. The Company’s failure to successfully manage inventory levels or quickly respond to changes in pricing, technology or consumer tastes and demand could result in lower than expected revenue, lower gross margin and excess, obsolete and devalued inventories of its desktop monitor products which could adversely affect the Company’s business, financial condition and results of operations. Market conditions were characterized by rapid declines in end user pricing during portions of 2005, 2006, 2007, and 2008. Such declines caused the Company’s inventory to lose value and triggered price protection obligations for channel inventory. Supply and pricing of LCD panels has been volatile in the past and may be in the future. This volatility, combined with lead times of five to eight weeks, may cause the Company to pay too much for products or suffer inadequate product supply.

The Company does not have long-term agreements with its resellers, who generally may terminate their relationship with the Company with little or no notice. Such action by the Company’s resellers could substantially harm the Company’s operating results. Revenue could decrease due to reductions in demand, competition, alternative products, pricing changes in the marketplace and potential shortages of products which would adversely affect the Company’s revenue levels and its results of operations. In addition, strategic changes made by the Company’s management to invest greater resources in specialty display markets could result in reduced revenue from desktop monitors.

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

The Company may find it necessary to take legal action in the future to enforce or protect its intellectual property rights or to defend against claims of infringement. Litigation can be very expensive and can distract management’s time and attention, which could adversely affect the Company’s business. In addition, the Company may not be able to obtain a favorable outcome in any intellectual property litigation. Others could claim that the Company is infringing their patents or other intellectual property rights. In the event of an allegation that the Company is infringing on another’s rights, it may not be able to obtain licenses on commercially reasonable terms from that party, if at all, or that party may commence litigation against the Company. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect the Company’s business, financial condition and results of operations. For instance, a technology licensing company has recently asserted that various of the Company’s products require a license under certain patents held by such party. In addition, the Company has been made party to two lawsuits (among many other defendants); in one case alleging infringement of a United States patent relating to stands for multiple displays, which the Company has tendered to its supplier for defense and indemnification. In the other case the lawsuit alleges that the Company’s Indisys image processing products infringe upon a United States patent held by a third party. The Company will vigorously defend itself against the assertion of any liability. While the Company would, in each instance, seek indemnification from the manufacturer of such products if it were found to be liable, a determination of liability against the Company could have an adverse impact on the Company’s business, financial condition, and results of operations.

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

Item 6.	Exhibits

(a)

10.1	Second Amendment to Amended and Restated Credit Agreement by and between Planar Systems, Inc. and Bank of America, N.A., entered into effective as of November 18, 2010 (1)

10.2	Planar Amberglen 1195 Building Second Amendment to Lease by and between Planar Systems, Inc. and Amberglen Properties Limited Partnership, dated as of October 14, 2010

10.3	Planar Amberglen 1400 Building First Amendment to Lease by and between Planar Systems, Inc. and Amberglen Properties Limited Partnership, dated as of October 14, 2010

10.4	Form for Performance Share Amendment between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, Douglas Barnes, and Stephen Going dated September 22, 2010*

10.5	Form for Restricted Stock Notice and Form for Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, Douglas Barnes, and Stephen Going dated September 27, 2010*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 23, 2010
*	This exhibit constitutes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: February 4, 2011	/S/ SCOTT HILDEBRANDT
Scott Hildebrandt
Vice President and Chief Financial Officer