Form 10-Q
period 2011-04-01
PLANAR SYSTEMS INC
filed 2011-05-06
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended April 1, 2011

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

Number of common stock outstanding as of May 4, 2011

20,366,164 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	Apr. 1, 2011	Mar. 26, 2010	Apr. 1, 2011	Mar. 26, 2010
Sales	$47,957	$39,732	$89,720	$82,736
Cost of sales	33,972	30,351	64,077	63,463

Gross profit	13,985	9,381	25,643	19,273
Operating expenses:
Research and development, net	2,423	2,732	5,187	5,036
Sales and marketing	6,502	5,875	11,997	11,098
General and administrative	4,211	4,005	8,439	8,380
Amortization of intangible assets	512	622	1,024	1,244
Impairment and restructuring charges (Note 4)	—	—	—	3,388

Total operating expenses	13,648	13,234	26,647	29,146

Income (loss) from operations	337	(3,853)	(1,004)	(9,873)
Non-operating income (expense):
Interest, net	16	(5)	14	(10)
Foreign exchange, net	(694)	743	(622)	1,224
Other, net	164	57	232	11

Net non-operating income (expense)	(514)	795	(376)	1,225

Loss before income taxes	(177)	(3,058)	(1,380)	(8,648)
Income tax expense (benefit) (Note 6)	(81)	534	19	(2,340)

Net Loss	$(96)	$(3,592)	$(1,399)	$(6,308)

Net loss per share
Basic and diluted	$(0.00)	$(0.19)	$(0.07)	$(0.34)

Average shares outstanding—basic and diluted	19,365	18,925	19,293	18,807

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	Apr. 1, 2011	Sept. 24, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,629	$31,709
Accounts receivable, net of allowance for doubtful accounts of $2,093 and $2,005 at April 1, 2011 and September 24, 2010, respectively	25,795	27,010
Inventories	41,060	33,397
Other current assets	4,786	3,924

Total current assets	99,270	96,040
Property, plant and equipment, net	4,526	5,347
Intangible assets, net	2,229	3,253
Other assets	4,419	3,794

	$110,444	$108,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,773	$16,130
Current portion of capital leases	—	4
Deferred revenue	1,946	1,611
Other current liabilities	17,282	19,800

Total current liabilities	39,001	37,545
Other long-term liabilities	5,763	5,513

Total liabilities	44,764	43,058
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 19,464,875 and 19,162,335 issued shares at April 1, 2011 and September 24, 2010, respectively	181,342	180,289
Retained earnings (deficit)	(114,499)	(112,886)
Accumulated other comprehensive loss	(1,163)	(2,027)

Total shareholders’ equity	65,680	65,376

	$110,444	$108,434

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six months ended
	Apr. 1, 2011	Mar. 26, 2010
Cash flows from operating activities:
Net loss	$(1,399)	$(6,308)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,099	2,834
Impairment and restructuring charges	—	3,388
Deferred taxes	—	(874)
Share based compensation	889	940
Decrease in accounts receivable	1,692	3,083
Increase in inventories	(7,107)	(2,523)
(Increase) decrease in other assets	(988)	804
Increase in accounts payable	3,493	3,706
Increase in deferred revenue	279	454
Decrease in other liabilities	(2,613)	(1,164)
Loss on disposal of assets	14	—

Net cash provided by (used in) operating activities	(3,641)	4,340
Cash flows from investing activities:
Purchase of property, plant and equipment	(833)	(700)
Decrease in long-term liabilities	—	(171)

Net cash used in investing activities	(833)	(871)
Cash flows from financing activities:
Payments of capital lease obligations	(4)	(98)
Value of shares withheld for tax liability	(214)	(475)
Net proceeds from issuance of capital stock	164	—

Net cash used in financing activities	(54)	(573)
Effect of exchange rate changes	448	(1,233)

Net increase (decrease) in cash and cash equivalents	(4,080)	1,663
Cash and cash equivalents at beginning of period	31,709	30,722

Cash and cash equivalents at end of period	$27,629	$32,385

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in such financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 24, 2010. All references to a year or a quarter in these notes are to the Company’s fiscal year or quarter in the period stated. Certain balances in the 2010 financial statements have been reclassified to conform to 2011 presentations. Such reclassifications had no effect on results of operations or retained earnings.

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

On September 25, 2010 the Company adopted the provisions of Accounting Standards Update No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”), which changes the accounting model for revenue arrangements that include both tangible products and software elements. ASU 2009-14, which was issued in October 2009 by the Financial Accounting Standards Board (“FASB”), is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this Update did not have a material impact on the Company’s financial statements.

NOTE 2 — INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Apr. 1, 2011	Sept. 24, 2010
Raw materials	$16,900	$12,895
Work in process	3,684	3,026
Finished goods	20,476	17,476

	$41,060	$33,397

NOTE 3 — SHAREHOLDERS’ EQUITY

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

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Option Prices
Options outstanding at September 24, 2010	1,236,932	$10.41
Granted	—	—
Exercised	—	—
Forfeited	(1,112)	6.02
Expired	(59,418)	21.22

Options outstanding at April 1, 2011	1,176,402	$9.87

No options were exercised during the first six months of 2011. As of April 1, 2011 the total intrinsic value of options outstanding was $11 and the options had a weighted average remaining contractual term of 3.9 years. As of April 1, 2011 there were 1,176,291 options exercisable with a weighted average exercise price of $9.87 per share, an aggregate intrinsic value of $11, and a weighted average remaining contractual life of 3.9 years.

Restricted stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per the FASB Accounting Standards CodificationTM (“ASC”) Topic 718, “Compensation — Stock Compensation”). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, and certain of its Vice Presidents, which vest upon the achievement of certain objective performance conditions, the shares issued generally vest over a one- to three-year period based upon the passage of time.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 24, 2010	1,249,891	$3.98
Granted	676,667	2.29
Vested	(313,402)	2.99
Canceled	(14,167)	2.67

Restricted stock outstanding at April 1, 2011	1,598,989	$3.47

Employee Stock Purchase Plan

In fiscal 2005 the Company adopted the 2004 Employee Stock Purchase Plan (“the Purchase Plan”), which replaced the 1994 Employee Stock Purchase Plan. The Purchase Plan provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s common stock at 85% of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. In 2010 the Company’s shareholders approved an amendment to the Purchase Plan which increased the number of shares of common stock that may be purchased under the Purchase Plan from 400,000 shares to 1,400,000 shares. As of April 1, 2011 approximately 915,000 shares remained available for purchase.

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payment awards and employee stock purchases for the three and six months ended April 1, 2011 and March 26, 2010. The expense was allocated as follows:

	Three Months Ended Apr. 1, 2011	Three Months Ended Mar. 26, 2010	Six Months Ended Apr. 1, 2011	Six Months Ended Mar. 26, 2010
Cost of sales	$13	$32	$30	$108

Research and development	$52	$58	$103	$130
Sales and marketing	113	141	232	304
General and administrative	247	207	524	398

Share based compensation expense included in operating expenses	$412	$406	$859	$832

Share based compensation expense related to employee stock options and restricted stock awards	$425	$438	$889	$940

The Company recognizes compensation expense for all share based payment awards made to its employees and directors including employee stock options and employee stock purchases related to the Purchase Plan based on estimated fair values. The Company calculates the value of employee stock options on the date of grant using the Black-Scholes model. This model is also used to estimate the fair value of employee stock purchases related to the Purchase Plan. The Company values restricted stock awards at the closing price of the Company’s shares on the date of grant. As share based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on historical and anticipated future experience.

Dilutive Effect of Employee Stock Benefit Plans

Basic shares outstanding for the three and six months ended April 1, 2011 were 19,365,000 and 19,293,000, respectively. Basic shares outstanding for the three and six months ended March 26, 2010 were 18,925,000 and 18,807,000, respectively. ASC Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options or nonvested shares as of April 1, 2011 and March 26, 2010 due to the Company incurring a net loss in both the three and six months then ended.

NOTE 4 — IMPAIRMENT AND RESTRUCTURING CHARGES

No impairment or restructuring charges were incurred in the three and six months ended April 1, 2011. In the first quarter of 2010 the Company determined that its goodwill was impaired, and therefore recorded a $3,428 charge to write-off this balance. The goodwill impairment charge was recorded as a result of the impairment test conducted during the first quarter of 2010 following the Company’s restructuring that resulted in one operating segment, which constituted a triggering event as described by paragraph 35-10 of ASC Subtopic 350-20 “Goodwill.” The impairment test considered the Company’s average share price over a reasonable period of time and current projections of the underlying discounted cash flows of the Company. Neither of these approaches supported the carrying value of the asset. During the first quarter of 2010 the Company determined that the severance benefits related to previously recorded restructuring charges would be less than initially estimated and reduced the liability to reflect the current estimate of amounts to be paid. This revision was recorded as a $40 reduction in operating expenses for the three months ended December 25, 2009.

Restructuring charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities
Balance as of September 24, 2010	$757	$336
Cash paid	(54)	—

Balance as of April 1, 2011	$703	$336

NOTE 5 — OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Apr. 1, 2011	Sept. 24, 2010
Warranty reserve	$3,832	$3,832
Income taxes payable	555	1,045
Accrued compensation	6,665	7,236
Other	6,230	7,687

Total	$17,282	$19,800

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

	Apr. 1, 2011
	Three months ended	Six months ended
Balance at beginning of period	$3,803	$3,832
Cash paid for warranty repairs	(818)	(1,973)
Provision for current period sales	847	1,973

Balance at end of period	$3,832	$3,832

NOTE 6 — INCOME TAXES

The provision (benefit) for income taxes for the second quarter of 2011 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision (benefit) for income taxes is the result of a mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax benefit of $81 for the three months ended April 1, 2011 was driven by tax expense in certain foreign jurisdictions and state taxes, offset by larger benefits resulting from losses in other foreign jurisdictions. The tax expense of $19 for the six months ended April 1, 2011 was also driven by an equal mix of tax expense in certain foreign jurisdictions and state taxes, offset by benefits resulting from losses in other foreign jurisdictions.

The effective tax rate of 45.8% for the three months ended April 1, 2011 differs from the federal statutory rate largely as a result of the Company’s valuation allowance on its U.S. net operating losses during the quarter. Other significant factors include the effects of the Company’s operations in foreign jurisdictions with different tax rates, and the provision for state income taxes.

The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its United States and French deferred tax assets. As of April 1, 2011 the valuation allowance is still in place for all of its U.S. tax assets. While a valuation allowance is still in place for financial statement purposes as of April 1, 2011, the valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

As of April 1, 2011 there have been no material changes to the amount of unrecognized tax benefits under ASC Topic 740, “Income Taxes.” The Company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

The Company is subject to taxation primarily in the United States, Finland, and France, as well as certain state (including Oregon and California) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has settled with the Internal Revenue Service on their examination of all U.S. federal income tax matters through fiscal year 2006. The Company has also settled the Finnish tax authority’s examination of the Company’s returns for all tax years through 2006. In January 2011 the French tax authority began a routine examination of the Company’s French tax returns for fiscal years 2009 and 2010. The Company does not anticipate total gross unrecognized tax benefits will significantly change, either as a result of full or partial settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company has not provided for United States income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. As of April 1, 2011 the undistributed earnings of these foreign operations were approximately $4,200.

NOTE 7 — BORROWINGS

The Company’s credit agreement was amended on November 18, 2010 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement, as amended, has an interest rate of LIBOR + 3.0%, expires on December 1, 2011, and is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of April 1, 2011 and September 24, 2010. The credit agreement contains certain financial covenants, with which the Company was in compliance as of April 1, 2011.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. These and other forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: poor or further weakened domestic and international business and economic conditions; changes or continued reductions in the demand for products in the various display markets served by the Company; any delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; the extent and timing of any additional expenditures by the Company to address business growth opportunities; any inability to reduce costs or to do so quickly enough, in either case, in response to reductions in revenue; adverse impacts on the Company or its operations relating to or arising from any inability to fund desired expenditures, including due to difficulties in obtaining necessary financing; changes in the flat panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or the ability to keep pace with technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods including as a result of the recent earthquakes and tsunami in Japan; future production variables resulting in excess inventory and other risk factors described under Part II, Item 1A. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except for the adoption of ASU 2009-14, as described below, the Company reaffirms the critical accounting policies and use of estimates reported in its Form 10-K for the year ended September 24, 2010.

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

Overview

The Company recorded sales of $48.0 million in the three months ended April 1, 2011 (the “second quarter of 2011”), which was an increase of $8.3 million or 20.7% as compared to sales of $39.7 million in the three months ended March 26, 2010 (the “second quarter of 2010”). In the six months ended April 1, 2011 (the “first six months of 2011”), sales were $89.7 million, which was an increase of $7.0 million or 8.4% as compared to $82.7 million in sales during the six months ended March 26, 2010 (the “first six months of 2010”). The increase in both the three and six months ended April 1, 2011 as compared to the same periods of 2010 was primarily due to increases in sales of digital signage products, including tiled flat panel LCD video wall systems and other custom digital signage solutions, and also due to increases in sales of rear-projection cubes and desktop monitors.

In the second quarter of 2011 income from operations was $0.3 million as compared to a $3.9 million loss from operations in the second quarter of 2010. For the first six months of 2011 loss from operations was $1.0 million as compared to a $9.9 million loss from operations in the first six months of 2010.

In the second quarter of 2011 net loss was $0.1 million or $0.00 per basic and diluted share as compared to a net loss of $3.6 million or $0.19 per basic and diluted share in the second quarter of 2010. For the first six months of 2011 net loss was $1.4 million or $0.07 per basic and diluted share as compared to a net loss of $6.3 million or $0.34 per basic and diluted share in the first six months of 2010.

The Company continues to experience strong end-market demand for its digital signage products, as customers adopt its LCD video wall systems and other custom digital signage products for use in venues requiring large format viewing, including retail applications, sports arenas, airports, and other venues. Digital signage opportunities also include ruggedized custom displays and touch applications. The Company believes that it can derive increased revenue related to new and emerging digital signage opportunities as these markets continue to grow in the United States, Europe and Asia. As the Company pursues growth opportunities, particularly in the digital signage market, it continues to drive focused investments in product development and sales and marketing to better position itself to capitalize on these opportunities.

Sales

The Company’s sales of $48.0 million in the second quarter of 2011 increased $8.3 million or 20.7% from $39.7 million in the second quarter of 2010. The increase in sales was primarily due to increases in sales of digital signage products including LCD flat panel displays, tiled LCD video wall systems, and other custom digital signage products. The increase in sales was also due to increases in sales of rear-projection cubes and desktop monitors. These increases were partially offset by decreases in sales of high-end home products. Sales of digital signage products increased 68% due primarily to a 63% increase in volumes sold in the second quarter of 2011 as compared to the same period of 2010. This increase was primarily a result of improved demand as the Company’s existing customers increased investment in large capital projects, and as the Company added new customers in application areas such as indoor retail digital signage. Sales of digital signage products were also positively impacted by the fulfillment of orders related to large design wins of customized digital signage products. Growth in the sales of the Company’s LCD flat panel displays was due to strong demand for the Company’s product lines offering ultra-thin LED technology. Sales of rear-projection cubes increased 47% due primarily to a 44% increase in volumes sold. This increase was primarily driven by strong customer demand for the Company’s LED-based cubes, which were first sold in the third quarter of 2010, as product technology transitioned away from lamp-based cubes. Sales of desktop monitors increased 23% as a result of a 20% increase in volumes sold, as the Company’s existing IT resellers increased purchases and as the Company added new resellers to enlarge market presence in an effort to drive sales growth. Sales of high-end home products decreased 30%, due to 18% and 15% decreases in volumes and average selling prices, respectively. Volumes decreased in the second quarter of 2011 as compared to the same period of 2010 due to the timing of new product introductions, as the second quarter of 2010 was positively impacted by introductory sales of lamp-less, LED-based projectors, including dealer demonstration units, which were first sold in the first quarter of 2010. Average selling prices of high-end home products decreased due to changes in product mix, rather than changes in the relative pricing of these products.

In the first six months of 2011, sales were $89.7 million as compared to sales of $82.7 million in the first six months of 2010. The increase of $7.0 million or 8.4% was primarily due to increases in sales of digital signage products including LCD flat panel displays, tiled LCD video wall systems, and other custom digital signage products. Sales for the first half of 2011 were also positively impacted by increases in sales of rear-projection cubes, desktop monitors, and touch displays. These increases were partially offset by decreases in sales of high-end home and 3-D stereomirror products. Sales of digital signage products increased 44% primarily due to a 46% increase in volumes sold. Sales of rear-projection cubes increased 23% due primarily to a 32% increase in the volume of units sold. Sales of desktop monitors increased 15% due primarily to a 20% increase in volumes sold. The increases in volumes of digital signage products, rear-projection cubes, and desktop monitors sold in the first six months of 2011 as compared to the first six months of 2010 were due to the reasons discussed above. Sales of touch displays increased 13% as a result of the Company’s continued focus of sales and marketing resources on these product lines, which resulted in a 21% increase in volumes sold. These increases were partially offset by a 29% decrease in sales of high-end home products, which were negatively impacted by the timing of product introductions. The increases in sales in the first six months of 2011 were also offset by a 21% decrease in sales of 3-D stereomirror products due to changes in product mix as customer demand shifted to the Company’s lower-priced product offerings.

International sales increased $4.7 million or 44.6% to $15.3 million in the second quarter of 2011 as compared to $10.6 million in the second quarter of 2010. As a percentage of total sales, international sales increased from 26.7% to 31.9% in the second quarter of 2011 as compared to the same period of the prior year. International sales increased $4.5 million or 18.7% from $24.1 million in the first six months of 2010 to $28.6 million in the first six months of 2011. As a percentage of total sales, international sales increased from 29.1% to 31.8% in the first six months of 2011 as compared to the same period of 2010. The increases in international sales in both the three and six months ended April 1, 2011 were primarily due to increased demand for the Company’s products in countries outside of the United States, specifically in China where the Company has invested in sales and marketing efforts to drive growth and capture market share. The Company does not have material sales to any particular country outside the United States.

Gross Profit

Gross profit as a percentage of sales increased to 29.2% in the second quarter of 2011 from 23.6% in the second quarter of 2010. Total gross profit increased $4.6 million or 49.1% to $14.0 million in the second quarter of 2011 as compared to $9.4 million in the same period of the previous year. The increase in gross profit was due primarily to a favorable product mix of higher margin products such as LCD video wall systems and touch displays, relative to sales of lower margin products such as projectors sold to the High-end Home and IT end-markets. The increase was also the result of gross profit in the second quarter of 2010 being negatively affected by lower estimates of inventory values as rear-projection cubes transitioned from lamp-based to LED-based platforms.

For the first six months of 2011, gross profit as a percentage of sales increased to 28.6% from 23.3% in the first six months of 2010. Total gross profit increased $6.3 million or 33.1% to $25.6 million in the first six months of 2011 as compared to $19.3 million in the first six months of 2010. Gross profit increased in the first half of 2011 primarily due to reasons discussed above.

Research and Development

Research and development expenses decreased $0.3 million or 11.3% to $2.4 million in the second quarter of 2011 from $2.7 million in the same period of the prior year. The decrease was primarily the result of lower project spending and higher customer reimbursements for non-recurring engineering costs, which decreases research and development expenses. Research and development expenses were $5.2 million and $5.0 million in the first six months of 2011 and 2010, respectively. The $0.2 million or 3.0% increase in the first six months of 2011 was primarily due to higher professional service costs to support new product designs as part of the Company’s initiative to drive future sales in higher margin growth markets.

As a percentage of sales, research and development expenses decreased to 5.1% in the second quarter of 2011 as compared to 6.9% in the same period of 2010. The decrease was due primarily to lower research and development expenses, offset by an increase in sales. As a percentage of sales, research and development expenses decreased to 5.8% in the first six months of 2011 as compared to 6.1% in the first six months of 2010. The decrease was due primarily to research and development expenses increasing at a slower rate than sales in that period.

Sales and Marketing

Sales and marketing expenses increased $0.6 million or 10.7% to $6.5 million in the second quarter of 2011 as compared to $5.9 million in the same period of the prior year. This increase was primarily due to an increase in program spending in an effort to drive growth and market penetration, especially in the growing digital signage and touch display markets. Sales and marketing expenses also increased due to higher headcount in the second quarter of 2011 as compared to the second quarter of 2010. For the first six months of 2011, sales and marketing expenses increased $0.9 million or 8.1% to $12.0 million as compared to $11.1 million in the first six months of 2010. The six-month increase in sales and marketing expenses was primarily due to an increase in headcount and program spending.

As a percentage of sales, sales and marketing expenses decreased to 13.6% in the second quarter of 2011 as compared to 14.8% in the same period of the prior year due to sales and marketing expenses increasing at a slower rate than sales in that period. In both the first six months of 2011 and 2010, sales and marketing expenses were 13.4% of sales.

General and Administrative

General and administrative expenses increased $0.2 million or 5.1% to $4.2 million in the second quarter of 2011 from $4.0 million in the second quarter of 2010. The increase in general and administrative expenses was primarily due to increases in compensation-related items including share based compensation expense recorded in the second quarter of 2011 as compared to the second quarter of 2010. This increase was partially offset by lower spending on professional services. General and administrative expenses were $8.4 million in the first six months of both 2011 and 2010.

As a percentage of sales, general and administrative expenses decreased to 8.8% in the second quarter of 2011 as compared to 10.1% in the second quarter of 2010. This decrease was primarily due to general and administrative expenses increasing at a slower rate than sales in that period. As a percentage of sales, general and administrative expenses decreased to 9.4% from 10.1% in the first six months of 2011 and 2010, respectively. This decrease was due primarily to the increase in sales in the first six months of 2011 as compared to the first six months of 2010, while general and administrative expenses remained flat over the same period.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets were $0.5 million and $0.6 million in the second quarters of 2011 and 2010, respectively. In the first six months of 2011, amortization expenses were $1.0 million as compared to $1.2 million in the same period of 2010. The decrease in amortization expenses for both the three and six months ended April 1, 2011 was the result of certain intangible assets that became fully amortized in the fourth quarter of 2010 and as such had no related amortization expense in the first six months of 2011. As of April 1, 2011 the identifiable intangible assets subject to amortization, net of accumulated amortization, consisted of $0.8 million for developed technology and $1.4 million for customer relationships. These assets are being amortized over their remaining estimated useful lives of approximately 1.8 years. When these assets were acquired, the amortization periods were between four and seven years.

Impairment and Restructuring Charges

No impairment or restructuring charges were incurred in the first six months of 2011. During the first quarter of 2010, the Company recorded $3.4 million in impairment and restructuring charges. As discussed in Note 4 — Impairment and Restructuring Charges, the charges consisted primarily of a charge to write-off the goodwill previously reflected on the Company’s balance sheet as it was determined to be impaired.

Total Operating Expenses

Total operating expenses increased $0.4 million or 3.1% to $13.6 million in the second quarter of 2011 from $13.2 million in the same period of the prior year. The increase in operating expenses was primarily due to increases in sales and marketing and general and administrative expenses, which were partially offset by decreases in research and development expenses and the amortization of intangible assets. In the first six months of 2011, total operating expenses decreased $2.5 million or 8.6% to $26.6 million as compared to $29.1 million in the same period of 2010. The decrease in total operating expenses was primarily due to the $3.4 million of impairment and restructuring charges that were recorded in the first six months of 2010, which increased expenses in that period. This decrease was partially offset by increases in sales and marketing expenses to drive specific initiatives aimed at future growth.

As a percentage of sales, total operating expenses decreased to 28.5% in the second quarter of 2011 from 33.3% in the same period of the prior year. This decrease was primarily due to total operating expenses increasing at a slower rate than sales over those periods. As a percentage of sales, total operating expenses decreased to 29.7% in the first six months of 2011 as compared to 35.2% in the first six months of 2010. This decrease was primarily due to the impairment and restructuring charges recorded in the first six months of 2010.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign exchange gain or loss and other income or expense. Net interest income was $16 thousand in the second quarter of 2011 as compared to net interest expense of $5 thousand in the same period of the prior year. For the first six months of 2011, net interest income was $14 thousand as compared to net interest expense of $10 thousand in the same period of the prior year.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign exchange gains and losses amounted to a net loss of $0.7 million in the second quarter of 2011 as compared to a net gain of $0.7 million in the second quarter of 2010. In the first six months of 2011, foreign currency exchange gains and losses amounted to a net loss of $0.6 million as compared to a net gain of $1.2 million in the same period of the prior year. The losses in both the three and six months ended April 1, 2011 were primarily due to the weakening of the U.S. Dollar as compared to the Euro in those periods. Comparatively, the gains in both the three and six months ended March 26, 2010 were primarily due to the strengthening of the U.S. Dollar as compared to the Euro in those periods.

Net other income was $0.2 million and $0.1 million in the second quarters of 2011 and 2010, respectively. Net other income was $0.2 million and $11 thousand for the first six months of 2011 and 2010, respectively.

Provision (Benefit) for Income Taxes

In the second quarter of 2011 the Company recorded an income tax benefit of $0.1 million on a pretax loss of $0.2 million, resulting in an effective tax rate of 45.8%. Comparatively, income tax expense was $0.5 million in the second quarter of 2010 on a pretax loss of $3.1 million, resulting in a negative effective tax rate of 17.5%. The tax benefit for the second quarter of 2011 was largely driven by tax expense in certain foreign jurisdictions and state taxes, offset by larger benefits resulting from losses in other foreign jurisdictions.

For the first six months of 2011 the Company recorded an income tax expense of $19 thousand on a pretax loss of $1.4 million. Comparatively, the Company recorded an income tax benefit of $2.3 million on a pretax loss of $8.6 million in the first six months of 2010. The prior year’s six-month $2.3 million tax benefit was largely driven by the one-time five-year net operating loss (“NOL”) carryback provision created by Public Law 111-92, the “Worker, Homeownership, and Business Assistance Act of 2009.” The effective tax rates for the six months ended April 1, 2011 and March 26, 2010 were negative 1.4% and 27.1%, respectively. The difference between the effective tax rate and the federal statutory tax rate is due primarily to a valuation allowance on the Company’s U.S. deferred tax assets, the provision for state income taxes, and the effects of the Company’s operations in foreign jurisdictions with different tax rates. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pretax financial results, the effective tax rate can change materially based on small variations of income.

Net Loss

In the second quarter of 2011, net loss was $0.1 million or $0.00 per basic and diluted share, as compared to net loss of $3.6 million or $0.19 per basic and diluted share in the same period of the prior year. For the first six months of 2011, net loss was $1.4 million or $0.07 per basic and diluted share, as compared to net loss of $6.3 million or $0.34 per basic and diluted share for the first six months of 2010.

Liquidity and Capital Resources

Net cash used in operating activities was $3.6 million in the first six months of 2011 as compared to cash provided by operating activities of $4.3 million in the first six months of 2010. Net cash used in operations in the first six months of 2011 primarily relates to an increase in inventories, a decrease in other liabilities, and the net loss incurred in that period. These were partially offset by an increase in accounts payable, a decrease in accounts receivable, and non-cash charges including depreciation and amortization and share based compensation, which do not require a current cash outlay.

Working capital increased $1.8 million to $60.3 million at April 1, 2011 from $58.5 million at September 24, 2010. Current assets increased $3.3 million to $99.3 million at April 1, 2011 as compared to $96.0 million at September 24, 2010 due to increases in inventories and other current assets, which were partially offset by decreases in cash and accounts receivable. The $7.7 million increase in inventories was primarily to support the Company’s growth initiatives and new product launches, and also due to the timing of purchases. Other current assets increased $0.9 million due primarily to increases in non-trade receivables, prepaid expenses, and advanced payments. The $4.1 million decrease in cash was primarily due to the inventory purchases made in the second quarter of 2011. Accounts receivables decreased $1.2 million due to the timing of cash receipts. Current liabilities increased $1.5 million to $39.0 million at April 1, 2011 from $37.5 million at September 24, 2010 due primarily to increases in accounts payable and deferred revenue, which were partially offset by decreases in other current liabilities. The $3.6 million increase in accounts payable was related to the increase in inventories and due to the timing of payments made to the Company’s vendors. Other current liabilities decreased $2.5 million due primarily to payments made to customers for rebates accrued in prior periods and also due to decreases in accrued compensation.

The Company’s credit agreement was amended on November 18, 2010 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement, as amended, has an interest rate of LIBOR + 3.0%, expires on December 1, 2011, and is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of April 1, 2011 and September 24, 2010. The credit agreement contains certain financial covenants, with which the Company was in compliance as of April 1, 2011.

The Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the second quarter of 2011 that are of significance to the Company.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended April 1, 2011 that could significantly affect the Company’s internal controls over financial reporting.

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

In the recent past, general worldwide economic conditions have experienced a dramatic downturn due to credit conditions, liquidity concerns, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. These conditions make it extremely difficult for the Company’s customers, the Company’s vendors, and the Company to accurately forecast and plan future business activities. In this time of economic difficulties, the Company’s financial performance and prospects for growth are subject to heightened risks including, but not limited to, the risk that the poor and economic conditions could result in:

•	vendors declaring bankruptcy or otherwise ceasing operations which could result in difficulties obtaining, or increases in the price of, components and materials required for the Company’s products;

•	a rapid or unexpected decrease in demand for the Company’s products which could reduce sales and/or result in the Company carrying excess inventories;

•	reduced capital spending and difficulties in customers’ ability to obtain sufficient credit; and/or

•

a decline in customers’ businesses which could result in their inability to pay their vendors in a timely manner, declaring bankruptcy or otherwise ceasing operations, any of which could harm the Company’s ability to collect on amounts due from its customers in a timely manner, or at all. The Company does maintain allowances for estimated losses resulting from the inability of its customers to make required payments.

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

In addition to the variability resulting from the short-term nature of commitments from the Company’s customers, other factors can contribute to significant periodic fluctuations in its results of operations. These factors include, but are not limited to, the following:

•	the receipt and timing of orders and the timing of delivery of orders;

•	the inability to adjust expense levels or delays in adjusting expense levels, in either case in response to lower than expected revenues or gross margins;

•	the volume of orders relative to the Company’s capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the lifecycles of customers’ products;

•	changes in cost and availability of labor and components;

•	variations in revenue and gross margins relating to the mix of products available for sale and the mix of products sold from period to period;

•	availability of sufficient quantities of the components of the Company’s products;

•	variation in operating expenses;

•	vesting of restricted stock based upon achievement of certain performance measures;

•	pricing and availability of competitive products and services;

•	general economic conditions and changes — whether or not anticipated — in economic conditions; and

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

In recent years, the Company has increased its reliance on Asian manufacturing companies for the manufacture of displays that it sells in all of the markets served by the Company. The Company also relies on certain other contract manufacturing operations in Asia, including those that produce circuit boards and other components, and those that manufacture and assemble certain of its products. Most of the display and contract manufacturers with which the Company does business are located in Asia, which has experienced several earthquakes, tsunamis, typhoons, and interruptions to power supplies which resulted in business interruptions. In particular, the March 2011 earthquake and tsunami in Japan have caused some of the Company’s vendors and some of the suppliers of the Company’s vendors to halt, delay or reduce production of displays, display components and other materials which are used in the Company’s products. This may result in the inability of these vendors to manufacture and deliver to the Company in a timely manner the displays and other components in the types and quantities it needs to satisfy customer demand for its products. Many of the Company’s components are obtained from single and sole sources and, if at all possible, finding suitable alternative sources of supply for displays and other components used in the Company’s products may be difficult and time consuming, and obtaining them in required quantities in a timely manner and at acceptable costs may not be possible at all. Any significant interruption in the supply of displays, components and contract manufacturing capacity necessary to produce and sell the Company’s products would have a material adverse effect on the Company’s business, financial condition and results of operations.

Additionally, constraints on the availability of certain natural resources used in the manufacturing process may impair manufacturers’ abilities to operate their facilities efficiently, which could result in longer lead times for components used in the Company’s products, disruptions to the Company’s sales, or an increase in the costs of these components. Further, there may be disruptions in transportation and logistics due to damaged infrastructure and concerns over radiation levels. This could result in potential disruption to the sales of the Company’s products and could increase the costs of transportation and shipping. The Company continues to monitor the situation in Japan and the effects on its operations.

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

The Company’s manufacturing, sales and distribution operations in Europe and Asia create a number of logistical, systems and communications challenges. The Company’s international operations also expose the Company to various economic, political and other risks, including, but not limited to, the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	employee turnover or labor unrest;

•	lack of developed infrastructure;

•	difficulties protecting intellectual property;

•	difficulties repatriating funds without adverse tax effects;

•	risks associated with outbreaks of infectious diseases;

•	burdens and costs of compliance with a variety of foreign laws;

•	political or economic instability in certain parts of the world;

•	effects of doing business in currencies other than the Company’s functional currency;

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

The Company has intangible assets recorded on the balance sheet as a result of the acquisition of Clarity Visual Systems that relate primarily to developed technology, patents, and customer relationships. The initial value of intangible assets recorded at the time of acquisition represented the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The remaining $2.2 million of the intangible assets will be amortized over the useful lives of the respective assets of approximately 1.8 years and could, in the future, experience additional impairment. The estimated undiscounted future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as occurred in fiscal 2008. A determination of impairment of intangible assets could result in a material charge to operations in a period in which an impairment loss is recognized, as occurred in fiscal 2008. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company’s amended and restated credit agreement, as amended on November 18, 2010, has a maximum borrowing capacity of $12 million and expires on December 1, 2011. As of April 1, 2011 there were no amounts outstanding under this credit agreement. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security under its credit agreement, which includes certain financial covenants, as discussed in Note 7 — Borrowings in the Notes to the Consolidated Financial Statements in this Report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2011. If the Company were unable to renew or extend this agreement, the Company may need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets. In addition, the Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations as may be required.

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

The disposal or elimination of a product line could result in unabsorbed overhead costs that must be absorbed by the Company’s remaining product lines.

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

The Company must provide increasingly rapid product turnaround and respond to ever-shorter lead times, while at the same time meet its customers’ product specifications and quality expectations. A variety of conditions, including bankruptcy and other conditions both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. These actions by a significant customer or by a set of customers could adversely affect the Company’s business. On occasion, customers require rapid increases in production, which can strain the Company’s resources and reduce margins. The Company may lack sufficient capacity at any given time to meet customers’ demands. Products sold to one customer represented 11% of total consolidated sales in fiscal 2008. Sales to this customer were less than 10% in fiscal 2009 and 2010. Sales to this customer, if lost, could have a material, adverse impact on the results of operations. If accounts receivable from a significant customer or set of customers became uncollectible, a resulting charge could have a material adverse effect on operations, although the Company does maintain allowances for estimated losses resulting from the inability of its customers to make required payments.

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

The Company’s internal controls over financial reporting are not currently required to be audited by its independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). If, in future periods, the Company’s internal controls over financial reporting are required to be audited by its independent registered public accounting firm significant additional expenditures could be incurred which could adversely impact the Company’s results of operations. Additionally, an audit by the independent public accounting firm could identify a material weakness which would result in the Company receiving an adverse opinion on its internal controls over financial reporting from its independent registered public accounting firm. This could result in additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of the Company’s stock.

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

Item 6.	Exhibits

(a)

10.1	Form for Restricted Stock Agreement between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, E. Kay Stepp, Gregory H. Turnbull, and Steven E. Wynne dated as of February 17, 2011*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit constitutes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: May 6, 2011	/s/ Scott Hildebrandt
Scott Hildebrandt
Vice President and Chief Financial Officer