Form 10-Q
period 2011-07-01
PLANAR SYSTEMS INC
filed 2011-08-12
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended July 1, 2011

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

Number of common stock outstanding as of August 10, 2011

20,437,086 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Planar Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended

	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Sales	$45,659	$44,739	$135,379	$127,475
Cost of sales	32,835	32,330	96,912	95,793

Gross profit	12,824	12,409	38,467	31,682
Operating expenses:
Research and development, net	2,781	2,418	7,968	7,454
Sales and marketing	6,892	6,081	18,889	17,179
General and administrative	4,200	3,901	12,639	12,281
Amortization of intangible assets	512	622	1,536	1,866
Impairment and restructuring charges (Note 4)	—	—	—	3,388

Total operating expenses	14,385	13,022	41,032	42,168

Loss from operations	(1,561)	(613)	(2,565)	(10,486)
Non-operating income (expense):
Interest, net	9	3	23	(7)
Foreign exchange, net	(208)	1,138	(830)	2,362
Other, net	(10)	200	222	211

Net non-operating income (expense)	(209)	1,341	(585)	2,566

Income (loss) before income taxes	(1,770)	728	(3,150)	(7,920)
Income tax expense (benefit) (Note 6)	127	601	146	(1,739)

Net income (loss)	$(1,897)	$127	$(3,296)	$(6,181)

Net income (loss) per share
Basic	$(0.10)	$0.01	$(0.17)	$(0.33)
Diluted	$(0.10)	$0.01	$(0.17)	$(0.33)

Average shares outstanding—basic	19,506	19,079	19,362	18,898
Average shares outstanding—diluted	19,506	19,436	19,362	18,898

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Balance Sheets

(In thousands)

	July 1, 2011	Sept. 24, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,393	$31,709
Accounts receivable, net of allowance for doubtful accounts of $1,642 and $2,005 at July 1, 2011 and September 24, 2010, respectively	25,347	27,010
Inventories	46,149	33,397
Other current assets	4,913	3,924

Total current assets	99,802	96,040
Property, plant and equipment, net	4,567	5,347
Intangible assets, net	1,717	3,253
Other assets	4,417	3,794

	$110,503	$108,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,916	$16,130
Current portion of capital leases	—	4
Deferred revenue	2,194	1,611
Other current liabilities	18,021	19,800

Total current liabilities	39,131	37,545
Other long-term liabilities	6,619	5,513

Total liabilities	45,750	43,058
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 19,573,269 and 19,162,335 issued shares at July 1, 2011 and September 24, 2010, respectively	182,040	180,289
Retained earnings (deficit)	(116,562)	(112,886)
Accumulated other comprehensive loss	(725)	(2,027)

Total shareholders’ equity	64,753	65,376

	$110,503	$108,434

See accompanying notes to unaudited consolidated financial statements.

Planar Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended
	July 1, 2011	June 25, 2010
Cash flows from operating activities:
Net loss	$(3,296)	$(6,181)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,139	4,156
Impairment and restructuring charges	—	3,388
Deferred taxes	—	(874)
Share based compensation	1,586	1,313
Decrease in accounts receivable	2,274	1,581
Increase in inventories	(11,986)	(4,520)
Increase in other assets	(1,204)	(230)
Increase in accounts payable	2,626	6,851
Increase in deferred revenue	517	1,032
Decrease in other liabilities	(1,152)	(1,302)
Loss on disposal of assets	53	—

Net cash provided by (used in) operating activities	(7,443)	5,214
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,262)	(870)
Decrease in long-term liabilities	—	(11)
Increase in long-term assets	—	(4)

Net cash used in investing activities	(1,262)	(885)
Cash flows from financing activities:
Payments of capital lease obligations	(4)	(82)
Value of shares withheld for tax liability	(380)	(519)
Net proceeds from issuance of capital stock	164	—

Net cash used in financing activities	(220)	(601)
Effect of exchange rate changes	609	(2,172)

Net increase (decrease) in cash and cash equivalents	(8,316)	1,556
Cash and cash equivalents at beginning of period	31,709	30,722

Cash and cash equivalents at end of period	$23,393	$32,278

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

NOTE 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	July 1, 2011	Sept. 24, 2010
Raw materials	$18,814	$12,895
Work in process	3,474	3,026
Finished goods	23,861	17,476

	$46,149	$33,397

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

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding at September 24, 2010	1,236,932	$10.41
Granted	—	—
Exercised	—	—
Forfeited	(1,112)	6.02
Expired	(64,842)	20.78

Options outstanding at July 1, 2011	1,170,978	$9.84

No options were exercised during the first nine months of 2011. As of July 1, 2011 there were 1,170,978 options outstanding and exercisable, with a weighted average exercise price of $9.84 per share, an aggregate intrinsic value of $12, and a weighted average remaining contractual life of 3.6 years.

Restricted stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per the FASB Accounting Standards CodificationTM (“ASC”) Topic 718, “Compensation – Stock Compensation”). With the exception of certain grants made to the Company’s Chief Executive Officer, Chief Financial Officer, and certain of its Vice Presidents, which vest upon the achievement of certain objective performance conditions, the shares issued generally vest over a one- to three-year period based upon the passage of time.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 24, 2010	1,249,891	$3.98
Granted	689,167	2.30
Vested	(481,413)	3.11
Canceled	(14,167)	2.67

Restricted stock outstanding at July 1, 2011	1,443,478	$3.48

Employee Stock Purchase Plan

In fiscal 2005 the Company adopted the 2004 Employee Stock Purchase Plan (“the Purchase Plan”), which replaced the 1994 Employee Stock Purchase Plan. The Purchase Plan provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s common stock at 85% of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. In 2010 the Company’s shareholders approved an amendment to the Purchase Plan which increased the number of shares of common stock that may be purchased under the Purchase Plan from 400,000 shares to 1,400,000 shares. As of July 1, 2011 approximately 915,000 shares remained available for purchase.

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payment awards and employee stock purchases for the three and nine months ended July 1, 2011 and June 25, 2010. The expense was allocated as follows:

	Three Months Ended July 1, 2011	Three Months Ended June 25, 2010	Nine Months Ended July 1, 2011	Nine Months Ended June 25, 2010
Cost of sales	$14	$33	$44	$141

Research and development	$56	$47	$159	$177
Sales and marketing	148	105	380	409
General and administrative	479	188	1,003	586

Share based compensation expense included in operating expenses	$683	$340	$1,542	$1,172

Share based compensation expense related to employee stock options and restricted stock awards	$697	$373	$1,586	$1,313

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

Dilutive Effect of Employee Stock Benefit Plans

Average basic shares outstanding for the three and nine months ended July 1, 2011 were 19,506,000 and 19,362,000, respectively. Average basic shares outstanding for the three and nine months ended June 25, 2010 were 19,079,000 and 18,898,000, respectively. ASC Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options or nonvested shares for the three and nine months ended July 1, 2011 or for the nine months ended June 25, 2010 due to the Company incurring a net loss in each of those periods. For the three months ended June 25, 2010 diluted shares outstanding were 19,436,000. The dilutive effect of in-the-money employee stock options in that period was approximately 5,000 shares, based on the Company’s average share price for the same period of $2.45. The dilutive effect of nonvested stock awards options in that period was approximately 352,000 shares. For the three months ended June 25, 2010 options and nonvested stock awards amounting to approximately 1,378,000 shares were excluded from the calculation of diluted shares as their effect would have been anti-dilutive.

NOTE 4 - IMPAIRMENT AND RESTRUCTURING CHARGES

No impairment or restructuring charges were incurred in the three and nine months ended July 1, 2011. In the first quarter of 2010 the Company determined that its goodwill was impaired, and therefore recorded a $3,428 charge to write-off this balance. The goodwill impairment charge was recorded as a result of the impairment test conducted during the first quarter of 2010 following the Company’s restructuring that resulted in one operating segment, which constituted a triggering event as described by paragraph 35-10 of ASC Subtopic 350-20 “Goodwill.” The impairment test considered the Company’s average share price over a reasonable period of time and current projections of the underlying discounted cash flows of the Company. Neither of these approaches supported the carrying value of the asset. During the first quarter of 2010 the Company determined that the severance benefits related to previously recorded restructuring charges would be less than initially estimated and reduced the liability to reflect the current estimate of amounts to be paid. This revision was recorded as a $40 reduction in operating expenses for the three months ended December 25, 2009.

Restructuring charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities
Balance as of September 24, 2010	$757	$336
Cash paid	(158)	—

Balance as of July 1, 2011	$599	$336

NOTE 5 - OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	July 1, 2011	Sept. 24, 2010
Warranty reserve	$3,778	$3,832
Income taxes payable	996	1,045
Accrued compensation	7,264	7,236
Other	5,983	7,687

Total	$18,021	$19,800

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

	July 1, 2011
	Three months ended	Nine months ended
Balance at beginning of period	$3,832	$3,832
Cash paid for warranty repairs	(734)	(2,707)
Provision for current period sales	680	2,653

Balance at end of period	$3,778	$3,778

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes for the third quarter of 2011 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision (benefit) for income taxes is the result of a mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax provision of $127 for the three months ended July 1, 2011 was driven by a mix of tax expenses in certain foreign jurisdictions and state taxes, offset by tax losses in other foreign jurisdictions. The tax provision of $146 for the nine months ended July 1, 2011 was also driven by an equal mix of tax expense in certain foreign jurisdictions and state taxes, offset by benefits resulting from losses in other foreign jurisdictions.

The effective tax rates of negative 7.2% and negative 4.6% for the three and nine months ended July 1, 2011, respectively, differ from the federal statutory rate largely as a result of the Company’s valuation allowance on its U.S. net operating losses during the quarter. Other significant factors include the effects of the Company’s operations in foreign jurisdictions with different tax rates, and the provision for state income taxes.

The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its United States and French deferred tax assets. As of July 1, 2011 the valuation allowance is still in place for all of its United States tax assets. While a valuation allowance is still in place for financial statement purposes as of July 1, 2011, the valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

As of July 1, 2011 there have been no material changes to the amount of unrecognized tax benefits under ASC Topic 740, “Income Taxes.” The Company is subject to taxation primarily in the United States, Finland, and France, as well as in certain states (including Oregon and California) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has settled with the Internal Revenue Service on their examination of all United States federal income tax matters through fiscal year 2006. The Company has also settled the Finnish tax authority’s examination of the Company’s returns for all tax years through 2006. In January 2011 the French tax authority began a routine examination of the Company’s French tax returns for fiscal years 2009 and 2010. The Company does not anticipate total gross unrecognized tax benefits will significantly change, either as a result of full or partial settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company has not provided for United States income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. As of July 1, 2011 the undistributed earnings of these foreign operations were approximately $4,200.

NOTE 7 - BORROWINGS

The Company’s credit agreement was amended on November 18, 2010 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of July 1, 2011 the Company’s borrowing capacity was the full $12.0 million. The credit agreement, as amended, has an interest rate of LIBOR + 3.0%, expires on December 1, 2011, and is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of July 1, 2011 and September 24, 2010. The credit agreement contains certain financial covenants, with which the Company was in compliance as of July 1, 2011.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. These and other forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: poor or further weakened domestic and international business and economic conditions; changes or continued reductions in the demand for products in the various display markets served by the Company; any delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; the extent and timing of any additional expenditures by the Company to address business growth opportunities; any inability to reduce costs or to do so quickly enough, in either case, in response to reductions in revenue; adverse impacts on the Company or its operations relating to or arising from any inability to fund desired expenditures, including due to difficulties in obtaining necessary financing; changes in the flat panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or the ability to keep pace with technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods including as a result of natural disasters like the recent earthquakes and tsunami in Japan; future production variables resulting in excess inventory and other risk factors described under Part II, Item 1A. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

INTRODUCTION

Planar Systems, Inc. is a provider of specialty display products, solutions, and services for customers in a number of end-market segments. Products include display components, completed displays, and display solutions and systems based on a variety of flat panel and front- and rear-projection technologies. The Company has a global reach with sales offices in North America, Europe, and Asia and manufacturing facilities in Finland and North America.

The electronic specialty display industry is driven by the proliferation of display products, from both the increase in functionality in “smart” devices and the availability and versatility of LCD flat panel displays at increasingly lower costs; the ongoing need for system providers and integrators to rely on display experts to provide customized solutions; and from the growth in the market for targeted marketing and messaging to consumers using digital signage in a variety of form factors in both indoor and outdoor applications.

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

Overview

The Company recorded sales of $45.7 million in the three months ended July 1, 2011 (the “third quarter of 2011”), which was an increase of $1.0 million or 2.1% as compared to sales of $44.7 million in the three months ended June 25, 2010 (the “third quarter of 2010”). In the nine months ended July 1, 2011 (the “first nine months of 2011”), sales were $135.4 million, which was an increase of $7.9 million or 6.2% as compared to $127.5 million in the nine months ended June 25, 2010 (the “first nine months of 2010”). The increase in both the three and nine months ended July 1, 2011 as compared to the same periods of 2010 was primarily due to increases in sales of digital signage products, including tiled flat panel LCD video wall systems and LCD flat panel displays, and also due to increases in sales of rear-projection cubes.

In the third quarter of 2011 loss from operations was $1.6 million as compared to a $0.6 million loss from operations in the third quarter of 2010. For the first nine months of 2011 loss from operations was $2.6 million as compared to a $10.5 million loss from operations in the first nine months of 2010.

In the third quarter of 2011 net loss was $1.9 million or $0.10 per basic and diluted share as compared to a net income of $0.1 million or $0.01 per basic and diluted share in the third quarter of 2010. For the first nine months of 2011 net loss was $3.3 million or $0.17 per basic and diluted share as compared to a net loss of $6.2 million or $0.33 per basic and diluted share for the first nine months of 2010.

The Company continues to experience strong demand for its digital signage products, as customers adopt its LCD video wall systems for use in venues requiring large format viewing, including retail applications, sports arenas, and airports. The Company continues to focus on driving revenue growth in the digital signage market. The Company believes the overall market for digital signage products is currently growing and will continue to grow in the future. The Company has been and plans to continue adding resources aimed at building out the product portfolio as well as expanding the sales and marketing reach for its digital signage products.

Sales

The Company’s sales increased $1.0 million or 2.1% in the third quarter of 2011 to $45.7 million from $44.7 million in the third quarter of 2010. The increase was primarily due to increases in sales of digital signage products, high-end home products and rear-projection cubes. These increases were partially offset by decreases in sales of desktop monitors and customized non-digital signage LCD products. Sales of digital signage products increased 35% due primarily to a 221% increase in volumes of tiled Super Narrow Bezel LCD video wall systems and a 45% increase in volumes of LCD flat panel displays. These increases were primarily the result of improved demand as the Company’s existing customers increased large capital projects and utilized more of the Company’s products in areas involving digital signage. Growth was also attributed to new customers being added in application areas such as indoor retail digital signage. Sales of the Company’s LCD flat panel displays also increased as a result of strong customer demand for the Company’s ultra-thin LED technology product offerings. These increases were partially offset by a 34% decrease in sales of customized digital signage products, which was primarily due to the timing of customer orders related to a large design win obtained in a previous period. Sales of high-end home products increased 21% in the third quarter of 2011 as compared to the third quarter of 2010 due to 7% and 12% increases in volumes sold and average selling prices, respectively. The increase in volumes sold was primarily driven by strong demand for the Company’s new 3-D projector which began shipping in the third quarter of 2011. Average selling prices of high-end home products increased due to changes in product mix sold, rather than changes in the relative pricing of these products. Sales of rear-projection cubes increased 16% due primarily to a 19% increase in average selling prices as customers transitioned from purchasing lamp-based cubes to the Company’s lamp-less, LED-based cubes. The increases in sales discussed above were partially offset by 23% and 81% decreases in sales of desktop monitors and customized non-digital signage LCD products, respectively. Volumes of desktop monitors decreased 36% in the third quarter of 2011 as compared to the same period of 2010. This decrease was primarily due to reduced customer demand arising from or associated with certain electronics industry market dynamics. The Company believes that the reduced demand in the third quarter was not, in general, isolated or unique to the Company and that other suppliers of similar desktop monitor products also experienced reduced demand to varying degrees during the same period. The decrease in sales of customized non-digital signage LCD products was primarily due to an 85% decrease in volumes sold in the third quarter of 2011 as compared to the same period of the prior year, which was primarily due to a large custom order that was fully shipped in 2010 and not repeated in 2011.

In the first nine months of 2011, sales increased $7.9 million or 6.2% to $135.4 million, as compared to sales of $127.5 million in the first nine months of 2010. This increase was primarily the result of 40% and 21% increases in the sales of digital signage products and rear-projection cubes. These increases were partially offset by a 11% decrease in sales of high-end home products. Sales of digital signage products, including LCD flat panel displays and LCD video wall systems, increased as a result of 18% and 20% increases in volumes and average selling prices, respectively. Sales of rear-projection cubes increased primarily due to a 26% increase in volumes sold. These increases in volumes and average selling prices of digital signage products and rear-projection cubes in the first nine months of 2011 as compared to the first nine months of 2010 were primarily due to the reasons discussed above. These increases were partially offset by a decrease in sales of high-end home products, which experienced 10% and 5% decreases in volumes and average selling prices, respectively. These decreases were due to the timing of product introductions and changes in product mix in the first nine months of 2011 as compared to the first nine months of 2010.

International sales increased $2.4 million or 20.5% to $14.2 million in the third quarter of 2011 as compared to $11.8 million in the third quarter of 2010. As a percentage of total sales, international sales increased to 31.0% from 26.3% in the third quarter of 2011 as compared to the same period of the prior year. International sales increased $6.9 million or 19.3% to $42.7 million in the first nine months of 2011 as compared to $35.8 million in the first nine months of 2010. As a percentage of total sales, international sales increased to 31.6% from 28.1% in the first nine months of 2011 as compared to the same period of 2010. The increases in international sales in both the three and nine months ended July 1, 2011 were primarily due to increased sales to China where the Company has invested in sales and marketing efforts to drive growth and capture market share. International sales in the first nine months of 2011 also increased due to increased demand for the Company’s products in Mexico, Taiwan and Canada. The Company does not have material sales to any particular country outside the United States.

Gross Profit

Gross profit as a percentage of sales increased to 28.1% in the third quarter of 2011 from 27.7% in the third quarter of 2010. Total gross profit increased $0.4 million or 3.3% to $12.8 million in the third quarter of 2011 as compared to $12.4 million in the same period of the previous year. The increase in gross profit was primarily due to sales of a favorable product mix of higher margin products such as video wall systems, relative to sales of lower margin products such as projectors sold in the High-end Home and IT end-markets.

For the first nine months of 2011, gross profit as a percentage of sales increased to 28.4% from 24.9% in the first nine months of 2010. Total gross profit increased $6.8 million or 21.4% to $38.5 million in the first nine months of 2011 as compared to $31.7 million in the first nine months of 2010. The increase in gross profit in the first nine months of 2011 was primarily the result of a favorable product mix, and also due to gross profit in the first nine months of 2010 being negatively affected by lower estimates of inventory value as rear-projection cubes transitioned from lamp-based to LED-based platforms.

Research and Development

Research and development expenses increased $0.4 million or 15.0% to $2.8 million in the third quarter of 2011 from $2.4 million in the same period of the prior year. The increase was primarily the result of higher project spending to support new product designs as part of the Company’s initiative to drive future sales in growth markets. Research and development expenses also increased due to increases in compensation expense including higher headcount and share based compensation expense recorded in the third quarter of 2011 as compared to the same period of 2010. Research and development expenses increased $0.5 million or 6.9% to $8.0 million in the first nine months of 2011 from $7.5 million in the first nine months of 2010. The increase in the first nine months of 2011 was primarily due to increased compensation expense including higher headcount and share based compensation expense as compared to the first nine months of 2010.

As a percentage of sales, research and development expenses increased to 6.1% in the third quarter of 2011 as compared to 5.4% in the same period of 2010. As a percentage of sales, research and development expenses increased to 5.9% in the first nine months of 2011 as compared to 5.8% in the first nine months of 2010. These increases were primarily due to the reasons discussed above.

Sales and Marketing

Sales and marketing expenses increased $0.8 million or 13.3% to $6.9 million in the third quarter of 2011 as compared to $6.1 million in the same period of the prior year. This increase was primarily due to higher headcount and program spending in an effort to drive sales growth and market penetration, especially in the growing digital signage market. Sales and marketing expenses also increased in the third quarter of 2011 as compared to the same period of 2010 as a result of increased compensation-related items including share based compensation expense. For the first nine months of 2011, sales and marketing expenses increased $1.7 million or 10.0% to $18.9 million as compared to $17.2 million in the first nine months of 2010. The nine-month increase in sales and marketing expenses was primarily due to increased compensation expense including higher headcount and stock based compensation expense.

As a percentage of sales, sales and marketing expenses increased to 15.1% in the third quarter of 2011 as compared to 13.6% in the same period of the prior year due to the reasons discussed above. In the first nine months of 2011 and 2010, sales and marketing expenses were 14.0% and 13.5% of sales, respectively.

General and Administrative

General and administrative expenses increased $0.3 million or 7.7% to $4.2 million in the third quarter of 2011 from $3.9 million in the third quarter of 2010. For the first nine months of 2011, general and administrative expenses increased $0.3 million or 2.9% to $12.6 million from $12.3 million in the first nine months of 2010. The increases in both the three and nine months ended July 1, 2011 were primarily the result of increases in compensation-related items including share based compensation expense, which were partially offset by lower spending on professional services.

As a percentage of sales, general and administrative expenses increased to 9.2% in the third quarter of 2011 as compared to 8.7% in the third quarter of 2010. This increase was primarily due to the reasons discussed above. As a percentage of sales, general and administrative expenses decreased to 9.3% from 9.6% in the first nine months of 2011 and 2010, respectively. This decrease was primarily due to general and administrative expense increasing at a slower rate than sales in that period.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets were $0.5 million and $0.6 million in the third quarters of 2011 and 2010, respectively. In the first nine months of 2011, amortization expenses were $1.5 million as compared to $1.9 million in the same period of 2010. The decrease in amortization expenses for both the three and nine months ended July 1, 2011 was the result of certain intangible assets that became fully amortized in the fourth quarter of 2010 and as such had no related amortization expense in the first nine months of 2011. As of July 1, 2011 the identifiable intangible assets subject to amortization, net of accumulated amortization, consisted of $1.3 million for customer relationships and $0.4 million for developed technology. These assets are being amortized over their remaining estimated useful lives of approximately 1.8 years. When these assets were acquired, the amortization periods were between four and seven years.

Impairment and Restructuring Charges

No impairment or restructuring charges were incurred in the first nine months of 2011. During the first quarter of 2010, the Company recorded $3.4 million in impairment and restructuring charges. As discussed in Note 4—Impairment and Restructuring Charges, the charges consisted primarily of a charge to write-off the goodwill previously reflected on the Company’s balance sheet as it was determined to be impaired.

Total Operating Expenses

Total operating expenses increased $1.4 million or 10.5% to $14.4 million in the third quarter of 2011 from $13.0 million in the same period of the prior year. The increase in operating expenses was primarily due to increases in research and development, sales and marketing, and general and administrative expenses. These increases were partially offset by lower amortization of intangible assets. In the first nine months of 2011, total operating expenses decreased $1.2 million or 2.7% to $41.0 million as compared to $42.2 million in the same period of 2010. The decrease in total operating expenses was primarily due to the $3.4 million of impairment and restructuring charges that were recorded in the first nine months of 2010, which increased expenses in that period. This decrease was partially offset by increases in sales and marketing, research and development, and general and administrative expenses.

As a percentage of sales, total operating expenses increased to 31.5% in the third quarter of 2011 from 29.1% in the same period of the prior year. This increase was primarily due to the reasons discussed above. As a percentage of sales, total operating expenses decreased to 30.3% in the first nine months of 2011 as compared to 33.1% in the first nine months of 2010. This decrease was primarily due to the impairment and restructuring charges recorded in the first nine months of 2010.

Non-operating Income and Expense

Non-operating income and expense includes interest income on investments, interest expense, net foreign exchange gain or loss and other income or expense. Net interest income was $9 thousand in the third quarter of 2011 as compared to $3 thousand in the same period of the prior year. For the first nine months of 2011, net interest income was $23 thousand as compared to net interest expense of $7 thousand in the same period of the prior year.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign exchange gains and losses amounted to a net loss of $0.2 million in the third quarter of 2011 as compared to a net gain of $1.1 million in the third quarter of 2010. In the first nine months of 2011, foreign currency exchange gains and losses amounted to a net loss of $0.8 million as compared to a net gain of $2.4 million in the same period of the prior year. The losses in both the three and nine months ended July 1, 2011 were primarily due to the weakening of the U.S. Dollar as compared to the Euro in those periods. Comparatively, the gains in both the three and nine months ended June 25, 2010 were primarily due to the strengthening of the U.S. Dollar as compared to the Euro in those periods.

Net other expense was $10 thousand in the third quarter of 2011 as compared to net other income of $0.2 million in the same period of 2010. Net other income was $0.2 million in the first nine months of both 2011 and 2010.

Provision (Benefit) for Income Taxes

In the third quarter of 2011 the Company recorded an income tax provision of $0.1 million on a pretax loss of $1.8 million, resulting in an effective tax rate of negative 7.2%. Comparatively, income tax expense was $0.6 million in the third quarter of 2010 on a pretax income of $0.7 million, resulting in an effective tax rate of 82.6%. The tax expense for the third quarter of 2011 was largely driven by tax expense in certain foreign jurisdictions and state taxes, offset by larger benefits resulting from losses in other foreign jurisdictions.

For the first nine months of 2011 the Company recorded an income tax expense of $0.1 million on a pretax loss of $3.2 million, resulting in an effective tax rate of negative 4.6%. Comparatively, the Company recorded an income tax benefit of $1.7 million on a pretax loss of $7.9 million in the first nine months of 2010, resulting in an effective tax rate of 22.0%. The prior year’s nine-month $1.7 million tax benefit was largely driven by the one-time five-year net operating loss (“NOL”) carryback provision created by Public Law 111-92, the “Worker, Homeownership, and Business Assistance Act of 2009.” The difference between the effective tax rate and the federal statutory tax rate is due primarily to a valuation allowance on the Company’s U.S. deferred tax assets, the provision for state income taxes, and the effects of the Company’s operations in foreign jurisdictions with different tax rates. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pretax financial results, the effective tax rate can change materially based on small variations of income.

Net Loss

In the third quarter of 2011, net loss was $1.9 million or $0.10 per basic and diluted share, as compared to net income of $0.1 million or $0.01 per basic and diluted share in the third quarter of 2010. In the first nine months of 2011, net loss was $3.3 million or $0.17 per basic and diluted share, as compared to net loss of $6.2 million or $0.33 per basic and diluted share in the first nine months of 2010.

Liquidity and Capital Resources

Net cash used in operating activities was $7.4 million in the first nine months of 2011 as compared to cash provided by operating activities of $5.2 million in the first nine months of 2010. Net cash used in operating activities in the first nine months of 2011 primarily relates to increases in inventories and other assets, a decrease in other liabilities, and the net loss incurred in that period. These were partially offset by an increase in accounts payable, a decrease in accounts receivable, and non-cash charges including depreciation, amortization and share based compensation, which do not require a current cash outlay.

Working capital increased $2.2 million to $60.7 million at July 1, 2011 from $58.5 million at September 24, 2010. Current assets increased $3.8 million to $99.8 million at July 1, 2011 as compared to $96.0 million at September 24, 2010 due primarily to increases in inventories and other current assets, which were partially offset by decreases in cash and accounts receivable. The $12.8 million increase in inventories was primarily due to purchases made to support the Company’s growth initiatives and new product launches, and also due to weaker than expected demand for desktop monitors, which the Company believes will be sold within the next few quarters. Other current assets increased $1.0 million due primarily to increases in non-trade receivables. The $8.3 million decrease in cash was primarily due to inventory purchases made in the first nine months of 2011. The $1.7 million decrease in accounts receivable was due primarily to the timing of cash receipts and also due to lower sales in the third quarter of 2011 as compared to the fourth quarter of 2010. Current liabilities increased $1.6 million to $39.1 million at July 1, 2011 from $37.5 million at September 24, 2010 due primarily to an increase in accounts payable, partially offset by a decrease in other current liabilities. The $2.8 million increase in accounts payable was related to the timing of payments to the Company’s vendors. Other current liabilities decreased $1.8 million due primarily to payments made to customers for rebates accrued in prior periods and also due to decreases in the current portion of the Company’s deferred rent liabilities.

The Company’s credit agreement was amended on November 18, 2010 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of July 1, 2011 the Company’s borrowing capacity was the full $12.0 million. The credit agreement, as amended, has an interest rate of LIBOR + 3.0%, expires on December 1, 2011, and is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of July 1, 2011 and September 24, 2010. The credit agreement contains certain financial covenants, with which the Company was in compliance as of July 1, 2011.

The Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income,” (“ASU 2011-05”) which requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the current option of allowing an entity to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not anticipate the adoption of ASU 2011-05 will have a material effect on its results of operations or financial position.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended July 1, 2011 that could significantly affect the Company’s internal controls over financial reporting.

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

The Company took a number of measures to reduce costs in response to the worldwide economic downturn over the past two years, and the related decreases in revenue levels. However, the Company has since begun to make additional expenditures to better position it for sales growth given the general improvement in global economies, especially in the emerging world. If the economic recovery were to cease or dip back into recession, or if customer demand were to not improve or slow down, the Company might be unable to adjust expense levels rapidly enough in response to falling demand or without changing the way in which it operates. If revenues were to decrease further and the Company was unable to adequately reduce expense levels, it might incur significant losses that could potentially adversely affect the Company’s overall financial performance and the market price of the Company’s common stock.

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

Each of the markets served by the Company is highly competitive, and the Company expects this to continue and even intensify. The Company believes that over time this competition will have the effect of reducing average selling prices of its products. Certain of the Company’s competitors have substantially greater name recognition and financial, technical, marketing and other resources than does the Company. There is no assurance that the Company will not face additional competitors or that the Company’s competitors will not succeed in developing or marketing products that would render the Company’s products obsolete or noncompetitive. To the extent the Company is unable to compete effectively, its business, financial condition and results of operations would be materially adversely affected. The Company’s ability to compete successfully depends on a number of factors, both within and outside its control. These factors include, but are not limited to:

•	the Company’s effectiveness in designing new product solutions, including those incorporating new technologies;

•	the Company’s ability to anticipate and address the needs of its customers;

•	the Company’s ability to develop innovative, new technologies and the extent to which such technologies can be protected as proprietary to the Company;

•	the Company’s ability to develop effective technology;

•	the quality, performance, reliability, features, ease of use, pricing and diversity of the Company’s product solutions;

•	foreign currency fluctuations, which may cause competitors’ products to be priced significantly lower than the Company’s product solutions;

•	the quality of the Company’s customer services;

•	the effectiveness of the Company’s supply chain management;

•	the Company’s ability to identify new vertical markets and develop attractive products to address the needs of such markets;

•	the Company’s ability to develop and maintain effective sales channels;

•	the rate at which customers incorporate the Company’s product solutions into their own products; and

•	product or technology introductions by the Company’s competitors.

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

New products and markets, by their nature, present significant risks and even if the Company is successful in developing new products, they typically result in pressure on gross margins during the initial phases as start-up activities are spread over lower initial sales volumes. The Company has experienced lower margins from new products and processes in the past, which have negatively impacted overall gross margins. In addition, customer relationships can be negatively impacted due to production problems and late delivery of shipments. Future operating results will depend on the Company’s ability to continue to provide new product solutions that compare favorably on the basis of cost and performance with competitors. The Company’s success in attracting new customers and developing new business depends on various factors, including, but not limited to, the following:

•	developing and/or deploying advances in technology;

•	developing innovative products for new markets;

•	offering efficient and cost-effective services;

•	timely completing of the design and manufacture of new product solutions; and

•	developing proprietary technology positions and adequately protecting the Company’s proprietary property.

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

The Company does not have long-term supply contracts with the contract manufacturers and other suppliers on which it relies. If any of these manufacturers in Asia or elsewhere were to terminate its arrangements with the Company, make decisions to terminate production of these products, or become unable to provide these displays to the Company on a timely basis, the Company could be unable to sell its products until alternative manufacturing arrangements are made. Furthermore, there is no assurance that the Company would be able to establish replacement manufacturing or assembly relationships on acceptable terms, which could have a material adverse effect on the Company’s business, financial condition and results of operation.

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

The Company maintains a variety of information systems in connection with the operation of its business, including an enterprise resource planning system (“ERP system”) that is integral to the Company’s ability to accurately and efficiently maintain its books and records, record its materials purchase transactions, manufacturing activities, and product sale transactions, provide critical business information to management, and prepare its financial statements. Certain of these systems, principally including the ERP system, are comprised of aging computer hardware and versions of software that are no longer actively supported by the vendor. The age of these systems heightens the risk of unanticipated difficulties, costs, disruptions and other adverse impacts and dictates that the Company take action over time to upgrade and improve the existing systems and possibly replace them. Upgrading or replacing the ERP system will cause the Company to incur costs, expend significant management time and attention and otherwise burden the Company’s internal resources. Failure to successfully upgrade or replace the ERP system could damage the effectiveness of the Company’s business processes and controls and could adversely impact the Company’s ability to accurately and effectively forecast and manage sales demand, manage the Company’s supply chain, identify and implement actions that improve the Company’s operational effectiveness and margins, and report financial and management information on an accurate and timely basis.

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

The Company has intangible assets recorded on the balance sheet as a result of the acquisition of Clarity Visual Systems, Inc. that relate primarily to developed technology, patents, and customer relationships. The initial value of intangible assets recorded at the time of acquisition represented the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The remaining $1.7 million of the intangible assets will be amortized over the useful lives of the respective assets of approximately 1.8 years and could, in the future, experience additional impairment. The estimated undiscounted future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as occurred in fiscal 2008. A determination of impairment of intangible assets could result in a material charge to operations in a period in which an impairment loss is recognized, as occurred in fiscal 2008. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company’s amended and restated credit agreement, as amended on November 18, 2010, has a maximum borrowing capacity of $12.0 million and expires on December 1, 2011. As of July 1, 2011 there were no amounts outstanding under this credit agreement. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security under its credit agreement, which includes certain financial covenants, as discussed in Note 7—Borrowings in the Notes to the Consolidated Financial Statements in this Report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2011. If the Company were unable to renew or extend this agreement, the Company may need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets. In addition, the Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations as may be required.

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

In the fourth quarter of fiscal 2008 the Company disposed of its subsidiary that sold products to the medical diagnostic imaging market and in the second quarter of 2009 the Company sold its digital signage software assets. If the Company were to discontinue or substantially reduce its efforts to sell its products to any of its targeted end-markets, or to discontinue certain product lines, for the purpose of reducing costs or losses or otherwise, it may not be possible to eliminate all associated fixed overhead costs which would have to be absorbed by the revenues generated by selling its other products to the remaining targeted end-markets. This could potentially adversely affect the Company’s overall financial performance in the future.

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

The Company believes that its continued success partly depends on protecting its proprietary technology. The Company relies on a combination of patent, trade secret, copyright and trademark laws, confidentiality procedures and contractual provisions to protect its intellectual property. The Company seeks to protect some of its technology under trade secret laws, which afford only limited protection. The Company faces risks associated with its intellectual property, including, but not limited to, the following:

•	pending patent and copyright applications may not be issued or may be significantly limited in scope prior to issuance;

•	patent and copyright applications are filed only in a limited number of countries;

•	intellectual property laws may not protect the Company’s intellectual property rights;

•	others may challenge, invalidate, or circumvent any patent or copyright issued to the Company;

•	rights granted under patents or copyrights issued to the Company may not provide competitive advantages to the Company;

•	unauthorized parties may attempt to obtain and use information that the Company regards as proprietary despite its efforts to protect its proprietary rights; and

•	others may independently develop similar technology or design around any patents issued to the Company.

The Company may find it necessary to take legal action in the future to enforce or protect its intellectual property rights or to defend against claims of infringement. Litigation can be very expensive and can distract management’s time and attention, which could adversely affect the Company’s business. In addition, the Company may not be able to obtain a favorable outcome in any intellectual property litigation. Others could claim that the Company is infringing their patents or other intellectual property rights. In the event of an allegation that the Company is infringing on another’s rights, it may not be able to obtain licenses on commercially reasonable terms from that party, if at all, or that party may commence litigation against the Company. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect the Company’s business, financial condition and results of operations. For instance, a technology licensing company has recently asserted that various of the Company’s products require a license under certain patents held by such party. In addition, the Company has been made party to three lawsuits (among many other defendants) alleging infringement of certain United States patents relating to certain products marketed and sold by the Company, including stands for multiple displays, the Company’s Indisys image processing products and certain projector products. The Company will vigorously defend itself against the assertion of any liability and will seek indemnification from third-party suppliers, where available. While the Company would, in each instance, seek indemnification from the manufacturer of such products if it were found to be liable, a determination of liability against the Company could have an adverse impact on the Company’s business, financial condition, and results of operations.

The market price of the Company’s common stock may be volatile.

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $1.60 to $3.15. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

Item 6.	Exhibits

(a)

10.1	First Amendment to Lease by and between Planar Systems, Inc. and St. Paul Fire and Marine Insurance Company, dated as of May 1, 2011

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: August 12, 2011	/s/ SCOTT HILDEBRANDT
Scott Hildebrandt
Vice President and Chief Financial Officer