Form 10-K
period 2011-09-30
PLANAR SYSTEMS INC
filed 2011-11-23
CIK 722392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to            .

Commission File No. 0-23018

PLANAR SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Oregon	93-0835396
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1195 NW Compton Drive Beaverton, Oregon 97006	(503) 748-1100
(Address of principal executive offices) (Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock Preferred Stock Purchase Rights	NASDAQ Global Market
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock of the registrant at April 1, 2011, excluding shares held by affiliates, was approximately $44,952,408.

Number of shares of common stock outstanding at November 18, 2011: 20,520,356

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of registrant’s Proxy Statement for the annual meeting of shareholders to be held on February 15, 2012 are incorporated by reference into Parts II and III of this Report.

Part I

BUSINESS

Item 1.	General

Planar Systems, Inc. is a provider of specialty display products, solutions, and services for customers in a number of end-market segments. Products include display components, completed displays, and display solutions and systems based on a variety of flat panel and front- and rear-projection technologies. The Company has a global reach with sales offices in North America, Europe, and Asia and manufacturing facilities in Finland, France and North America.

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

The Company’s Strategy

For over a quarter century, Planar has been designing and bringing to market innovative display solutions. The Company focuses on customized or specialty display products and systems, generally in niche display markets where requirements are more stringent, innovation is valued, and the customer is not served or is underserved by the mass-market, commodity display providers. The Company is adding resources to further target the growing market for digital signage displays, where a variety of its customers use the Company’s video wall and custom products for digital signage applications in retail, airport, sports arena and stadium, hospitality, quick serve restaurant, corporate and higher-education venues.

The Company’s Markets

Prior to fiscal 2010 the Company reported four business segments: Industrial, Commercial, Control Room and Signage, and Home Theater. The Company now has one reportable segment, which is consistent with how the Company is currently managed. Segment information for fiscal 2009 has been restated to conform with the current year’s presentation. See further discussion in Note 14—Business Segments.

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

Video Wall

The Company serves the video wall display market by offering both high-resolution flat panel LCD video walls and rear-projection cube video walls for use in large venue digital signage as well as various control room installations. The Company has marketed these products under the Clarity brand since 2006 when the Company acquired Clarity Visual Systems, Inc. (“Clarity”). The Company’s Clarity Matrix family, tiled flat panel LCD video wall systems utilizing Super Narrow Bezel technology, is increasingly being used in retail and large venue applications as LCD costs have declined. Use of these products has also increased as LCD technology has made advancements to allow panel tiling with smaller bezels, enabling a growing number of installations especially in new digital signage applications. Digital signage video wall installations are also used in a variety of airport, sports arena, corporate, hospitality, and higher-education venues. The market for control room video wall solutions is driven by the development, expansion and upgrade of industrial infrastructure such as power plants, transportation systems, communication systems, and security monitoring. Control room installations are typically found in the security, governmental, telecom, energy, industrial, broadcast, and transportation sectors.

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

Research and Product Development

The Company engages, on an on-going basis, in research and product development activities. Research expenses are primarily related to the commercialization of display technologies, new system architectures, and fundamental process improvements. Product development expenses are directly related to the design, prototyping, and development of new products and technologies. Expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses, and other costs associated with the Company’s ongoing efforts to develop new products, and processes and enhancements to existing products. The Company spent $11.8 million, $11.6 million, and $10.6 million on research, development and product engineering in the fiscal years 2011, 2010 and 2009, respectively. These expenses were partially offset by research and development tax credits from government agencies and contract funding from private sector companies totaling $1.1 million in both fiscal 2011 and 2010 and $0.7 million in fiscal 2009.

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

The Company employs sales professionals in many countries around the world and sells both directly to end users and through reseller channels. The primary focus is creating revenue through these reseller channels. At the end of fiscal 2011, the Company employed sales resources in the United States, United Kingdom, Finland, Germany, Italy, France, Turkey, United Arab Emirates, Kuwait, India, Taiwan and China.

No customers represented over 10% of the Company’s revenue in fiscal years 2011, 2010 or 2009.

Backlog

The Company believes the backlog metric is of limited utility in predicting future sales because a significant majority of the Company’s sales are made on a ship-to-order basis.

At September 30, 2011 and September 24, 2010 the Company’s backlog, which includes all binding purchase contracts and accepted purchase orders, was approximately $22.6 million and $27.4 million, respectively. Backlog for end-of-life products at September 30, 2011 and September 24, 2010 included orders of approximately $1.4 million and $0.5 million, respectively. Variations in the magnitude and duration of contracts and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

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

The Company currently procures from outside suppliers all of its raw materials, including raw glass, driver integrated circuits, electronic circuit assemblies, power supplies, high-density interconnects, light engines, rear-projection screens, and projectors. Significant raw material supply risks to the Company’s operations involve the procurement of LCD panel glass and rear-projection screens. The Company strives to buy these materials from multiple partners and forecast demand as accurately as possible to effectively manage this risk and ensure supply of these components. The Company continues to work at diversifying its supplier base for high resolution glass and rear-projection screens. The Company procures most of its Runco branded products from a small number of suppliers who are the sole source of certain products. As such, a significant portion of the High-end Home product sales are substantially dependent on the continuation of Planar’s relationships with these suppliers.

Competition

Holding a strong competitive position in the market for specialty displays requires maintaining a diverse product portfolio which addresses a wide variety of customer needs. In addition to the product portfolio, the Company competes with other display manufacturers based upon commercial availability, price, visual performance (e.g. brightness, color capabilities, contrast and viewing angle), brand reputation, firmware, size, design flexibility, power usage, durability, ruggedness, and customer service. The Company believes its wide range of product offerings, flexibility, responsiveness, technical support, and customer satisfaction programs are important to its competitive position.

The Company’s direct competitors are numerous and diverse. In display systems including AMLCD components sourced from manufacturers, Planar’s value-added specialty display products compete against those of NEC, Acer, Viewsonic, Dell and others in the IT market. In the Custom and Embedded market, the Company sometimes competes against the internal engineering functions of some of its OEM customers. In addition, other industrial display systems specialists include Global Display Solutions, NEC, Sharp, and a variety of small, highly specialized producers. The Company’s EL business primarily competes with substitute technologies. The Company’s principal competitors for the Video Wall market include Barco, Mitsubishi Electric, Eyevis, and Christie Digital Systems, Inc. for rear-projection cubes and NEC and Samsung for LCD video walls. The Company’s High-end Home products primarily compete against those of SIM2, Marantz, Dreamvision, Digital Projection International, and Panasonic Premiere.

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

As of September 30, 2011, the Company had 471 employees worldwide; 292 in the United States and 179 in Europe, Asia and the rest of the world. Of these, 127 were engaged in sales and marketing, 50 in research and product development, 70 in general and administrative roles, and 224 in manufacturing and manufacturing support.

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

In the recent past, general worldwide economic conditions have experienced a dramatic downturn due to credit conditions, liquidity concerns, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. The recent downgrade of the U.S. credit rating and the possibility that certain European member states will default on their debt obligations have increased the already significant uncertainty about the stability of global credit and financial markets. These conditions make it extremely difficult for the Company’s customers, the Company’s vendors, and the Company to accurately forecast and plan future business activities. In this time of economic difficulties, the Company’s financial performance and prospects for growth are subject to heightened risks including, but not limited to, the risk that the poor economic conditions and uncertainties in the credit and financial markets could adversely affect the amount, timing and stability of the demand for the Company’s products, the financial strength of the Company’s customers and vendors and their ability or willingness to do business with the Company, the ability of the Company’s customers and/or vendors to fulfill their obligations to the Company, and the ability of the Company’s customers and/or vendors to obtain credit in amounts and on terms acceptable to them. Each of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations, including:

•

disruptions in business relations between the Company and its vendors, which could result in delays or other difficulties obtaining, or increases in the price of, components and materials required for the Company’s products;

•

a rapid or unexpected decrease in demand for the Company’s products, including the cancellation or delay of existing or expected orders for the Company’s products, which could reduce sales and/or result in the Company carrying excess inventories;

•

a decline in the financial strength of the Company’s customers’ businesses which could result in their inability to pay their vendors in a timely manner, declaring bankruptcy or otherwise ceasing operations, any of which could harm the Company’s ability to collect on amounts due from its customers in a timely manner, or at all. The Company does maintain allowances for estimated losses resulting from the inability of its customers to make required payments.

The Company took a number of measures to reduce costs in response to the worldwide economic downturn over the past three years, and the related decreases in revenue levels. However, the Company has since begun to make increased investments in sales and marketing expenses to better position it for sales growth, especially given the growing demand for digital signage products. If the economic recovery were to cease or dip back into recession, or if customer demand were to not improve or slow down, the Company might be unable to adjust expense levels rapidly enough in response to falling demand or without changing the way in which it operates. If revenues were to decrease further and the Company was unable to adequately reduce expense levels, it might incur significant losses that could potentially adversely affect the Company’s overall financial performance and the market price of the Company’s common stock.

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

While demand for EL products improved in both fiscal 2011 and 2010 as compared to 2009, future declines in demand could again result in unabsorbed manufacturing overhead, which could negatively impact the Company’s results of operations.

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

While the Company is for the most part naturally hedged due to approximately equal foreign denominated sales and expenses, the Company is exposed to certain risks relating to U.S. Dollar denominated assets primarily held in Europe. In the past the Company has managed this non-cash GAAP income statement risk by periodically entering into forward exchange contracts to mitigate the income statement impact of fluctuations in the Euro value of certain U.S. Dollar denominated assets and liabilities. Due to volatility in the foreign exchange market and the Company’s strategic shift to preserve cash the Company adjusted its hedging strategy and as of

March 27, 2009 discontinued its previous practice of hedging foreign currency risk through forward exchange contracts. As a result the Company may experience non-cash GAAP income statement losses due to changes in the U.S. Dollar versus the Euro exchange rate.

The value of intangible assets may become impaired in the future.

The Company has intangible assets recorded on the balance sheet as a result of the acquisition of Clarity Visual Systems, Inc. that relate primarily to developed technology, patents, and customer relationships. The initial value of intangible assets recorded at the time of acquisition represented the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The remaining $1.3 million of the intangible assets will be amortized over the useful lives of the respective assets of approximately 1.9 years and could, in the future, experience additional impairment. The estimated undiscounted future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as occurred in fiscal 2008. A determination of impairment of intangible assets could result in a material charge to operations in a period in which an impairment loss is recognized, as occurred in fiscal 2008. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company’s amended and restated credit agreement, as amended on November 17, 2011, has a maximum borrowing capacity of $12.0 million and expires on December 1, 2013. As of September 30, 2011 there were no amounts outstanding under this credit agreement. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security under its credit agreement, which includes certain financial covenants, as discussed in Note 13—Borrowings in the Notes to the Consolidated Financial Statements in this Report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2013. If the Company were unable to renew or extend this agreement, the Company may need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets. In addition, the Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations as may be required.

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

The Company must provide increasingly rapid product turnaround and respond to ever-shorter lead times, while at the same time meet its customers’ product specifications and quality expectations. A variety of conditions, including bankruptcy and other conditions both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. These actions by a significant customer or by a set of customers could adversely affect the Company’s business. On occasion, customers require rapid increases in production, which can strain the Company’s resources and reduce margins. The Company may lack sufficient capacity at any given time to meet customers’ demands. Sales to a significant customer, if lost, could have a material, adverse impact on the results of operations. If accounts receivable from a significant customer or set of customers became uncollectible, a resulting charge could have a material adverse effect on operations, although the Company does maintain allowances for estimated losses resulting from the inability of its customers to make required payments.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $1.92 to $3.40. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

The Company has made several acquisitions during its history. Not all of these acquisitions have been successful. It is possible that the Company will make additional acquisitions in the future. The Company’s ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of its implementation plans, the ability of management to oversee and effectively operate the combined operations and the Company’s ability to achieve desired operational efficiencies. The integration of businesses, personnel, product lines and technologies is often difficult, time consuming and subject to significant risks. For example, the Company could lose key personnel from companies that it acquires, incur unanticipated costs, lose major sources of revenue, fail to integrate critical technologies, suffer business disruptions, fail to capture anticipated synergies, or fail to establish satisfactory internal controls. Any of these difficulties could disrupt the Company’s ongoing business, distract management and employees, increase expenses and decrease revenues. Furthermore, the Company might assume or incur additional debt or issue additional equity securities to pay for future acquisitions. Additional debt may negatively impact the Company’s financial results and increase its financial risk, and the issuance of any additional equity securities could dilute the Company’s then existing shareholders’ ownership. In addition, in connection with any future acquisitions, the Company could:

•	incur amortization expense related to intangible assets;

•	variations in trading volumes of the Company’s stock;

•	uncover previously unknown liabilities; or

•	incur large and immediate write-offs that would reduce net income.

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

None.

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

The Company has field sales offices in key metropolitan areas in the United States and sales offices in Europe and Asia. The offices are located in the Portland, Helsinki, Paris, Rome, and Shanghai metropolitan areas. The Company also has a procurement office located in Taipei. None of these sales offices has significant leasehold improvements nor are any planned.

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

	High	Low
Fiscal 2011
First Quarter	$2.43	$2.00
Second Quarter	2.96	2.13
Third Quarter	3.15	2.25
Fourth Quarter	3.40	1.92

Fiscal 2010
First Quarter	$3.06	$2.17
Second Quarter	3.14	2.25
Third Quarter	3.62	1.72
Fourth Quarter	2.56	1.60

Holders

As of September 30, 2011 there were 141 shareholders of record.

Dividend Policy

The Company currently intends to retain its earnings to support operations and, therefore, does not anticipate paying any cash dividends at this time.

Executive Compensation—Equity Compensation Plan Information

The information set forth under the caption “Executive Compensation—Equity Compensation Plan Information” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 15, 2012, is incorporated by reference into this Report.

Item 6.	Selected Financial Data

	Fiscal year
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Continuing Operations:
Sales	$186,504	$175,668	$174,931	$259,310	$229,053
Gross profit	52,139	44,467	46,288	49,017	51,292
Loss from continuing operations	(4,706)	(5,105)	(3,424)	(105,211)	(26,446)
Net loss[1]	(4,706)	(5,105)	(3,424)	(89,758)	(23,184)
Diluted net loss per share from continuing operations	$(0.24)	$(0.27)	$(0.19)	$(5.92)	$(1.52)
Diluted net loss per share	$(0.24)	$(0.27)	$(0.19)	$(5.05)	$(1.33)

Balance Sheet:
Working capital	$59,293	$58,495	$58,067	$48,424	$57,202
Assets	105,302	108,434	110,962	129,124	263,144
Long-term liabilities	6,270	5,513	5,452	6,615	35,749
Shareholders’ equity	62,659	65,376	71,411	70,432	153,887

1.	2008 Sale of the Medical Segment. In the fourth quarter of fiscal 2008 the Company sold the stock of DOME imaging systems, inc., a subsidiary of Planar Systems, Inc. for approximately $32.2 million. This transaction represented a disposal of the Company’s Medical segment. As a result of this transaction, the Company recorded an $11.1 gain, net of transaction costs of $1,003 which consisted primarily of legal and brokerage fees. This amount, in addition to after-tax income from the Medical segment operations for 2008 of $4.3 million, were classified as discontinued operations in the Consolidated Statement of Operations in that year.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. These and other forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: poor or further weakened domestic and international business and economic conditions; changes or continued reductions in the demand for products in the various display markets served by the Company; any delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; the extent and timing of any additional expenditures by the Company to address business growth opportunities; any inability to reduce costs or to do so quickly enough, in either case, in response to reductions in revenue; adverse impacts on the Company or its operations relating to or arising from any inability to fund desired expenditures, including due to difficulties in obtaining necessary financing; changes in the flat panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or the ability to keep pace with technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods including as a result of natural disasters like the recent earthquakes and tsunami in Japan; future production variables resulting in excess inventory and other risk factors described under Part I, Item 1A. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

Inventories.    The Company is exposed to a number of economic and industry factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage, or subject to lower of cost or market adjustments. These factors include, but are not limited to, technological and regulatory changes in the Company’s markets, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, changes to forecasts, new product introductions, quality issues with key suppliers, product phase-outs, future customer service and repair requirements, and the availability of key components from the Company’s suppliers. The Company’s policy is to reduce the value of inventory when conditions exist that suggest that its inventory may be in excess of anticipated demand or is obsolete based upon its assumptions about future demand for its products and market conditions. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the Company’s adjustments are intended to reduce the carrying value of its inventory to its net realizable value. If actual demand for the Company’s products deteriorates or market conditions become less favorable than those that the Company projects, additional inventory adjustments may be required.

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

As required by these rules, the Company performs an impairment review of goodwill annually or earlier if indicators of potential impairment exist. In the first quarter of 2010 the Company determined that a triggering event had occurred and performed an impairment analysis. As discussed in Note 11—Impairment and Restructuring Charges, based on this review, the Company determined that its goodwill was impaired, and therefore recorded a $3,428 charge to write-off this balance. The impairment review conducted in the second quarter of 2009 did not indicate impairment.

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

Share Based Compensation Expense.    The Company accounts for share based compensation in accordance with ASC Topic 718, “Compensation—Stock Compensation,” (“ASC Topic 718”), which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes option pricing model. This model is also used to estimate the fair value of employee stock purchases related to the Employee Stock Purchase Plan. The determination of fair value using an option pricing model is affected by the Company’s stock price as well as assumptions regarding the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards. The Company estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience. As share based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company values restricted stock awards at the closing price of the Company’s shares on the date of grant. U.S. generally accepted accounting principles (“GAAP”) require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. If factors change and the Company employs different assumptions in the application of ASC Topic 718 in future periods, the compensation expense recorded may differ significantly from what the Company has recorded in the current period.

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

BUSINESS ACQUISITIONS AND DISPOSITIONS

In September 2006 the Company completed the acquisition of Clarity Visual Systems, Inc. Clarity was engaged in the design, development, manufacturing, marketing, distribution, support, and maintenance of large-screen video cube display systems for entertainment, business, transportation, government, and retail market applications. As a result of the acquisition, the Company was able to broaden its product offerings in the specialized display markets. The acquisition was accounted for as a purchase and, accordingly, the operations of Clarity have been included in the consolidated financial statements from the date of acquisition.

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

In August 2008 the Company sold the stock of DOME imaging systems, inc., a subsidiary of Planar Systems, Inc. to NDS Surgical Imaging for approximately $32.2 million, after closing adjustments. This transaction represented a disposal of the Company’s Medical segment. As a result of this transaction, the Company recorded an $11,135 gain, net of transaction costs of $1,003 which consisted primarily of legal and brokerage fees. This amount, in addition to after-tax income from the Medical segment operations, for 2008 of $4,318 were classified as discontinued operations in the statement of operations for that year.

In the first quarter of 2009 the Company sold its digital signage software assets in two transactions. In November 2008 the Company sold certain assets related to digital signage software for gaming applications to Bally Gaming, Inc. In December 2008 the Company sold the remaining digital signage software assets to CS Software Holdings LLC. The sale of these assets did not constitute the disposal of a component of the Company as defined by ASC Topic 205, “Component of an Entity,” (“ASC Topic 205”) and, accordingly, results related to the sale of digital signage software assets have not been reclassified to discontinued operations. See Note 12—Gain on Sale of Assets in the Notes to the Consolidated Financial Statements which is included in Item 8—Financial Statements and Supplementary Data in this Report.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of sales of certain items in the Consolidated Financial Statements of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Sept. 30, 2011	Sept. 24, 2010	Sept. 25, 2009
Sales	100.0%	100.0%	100.0%
Cost of sales	72.0	74.7	73.5

Gross profit	28.0	25.3	26.5
Operating expenses:
Research and development, net	5.8	6.0	5.6
Sales and marketing	13.9	12.6	13.7
General and administrative	9.0	9.1	11.2
Amortization of intangible assets	1.1	1.4	1.5
Impairment and restructuring charges	0.6	1.9	1.1
Gain on sale of assets	—	—	(4.8)

Total operating expenses	30.4	31.0	28.3

Loss from operations	(2.4)	(5.7)	(1.8)
Non-operating income (expense):
Interest, net	—	—	—
Foreign exchange, net	(0.2)	0.9	(0.2)
Other, net	0.1	0.2	0.1

Net non-operating income (expense)	(0.1)	1.1	(0.1)

Loss before income taxes	(2.5)	(4.7)	(1.9)
Provision (benefit) for income taxes	—	(1.8)	0.1

Net loss	(2.5)	(2.9)	(2.0)

Overview

The Company recorded sales of $186.5 million in the twelve months ended September 30, 2011 (“2011” or “fiscal 2011”), an increase of $10.8 million or 6.2% as compared to sales of $175.7 million in the twelve months ended September 24, 2010 (“2010” or “fiscal 2010”). The increase was primarily due to higher shipments of digital signage products, including the Company’s Clarity Matrix family of tiled Super Narrow Bezel flat panel LCD video wall systems, and also due to increases in sales of rear-projection cubes and touch displays. These increases were partially offset by decreases in sales of high-end home products and professional services revenue.

In 2011 loss before income taxes was $4.6 million as compared to $8.2 million in 2010. The improved loss from operations was primarily due to increases in sales and gross profit and also due to a decrease in impairment and restructuring charges. These were partially offset by a $3.8 million increase in sales and marketing expenses in an effort to drive sales growth and market penetration, and also due to increased general and administrative expenses in 2011 as compared to 2010.

In 2011 net loss was $4.7 million or $0.24 per share as compared to a net loss of $5.1 million or $0.27 per share in 2010. The lower net loss was primarily due to a $7.6 million increase in gross profit and a $2.3 million decrease in impairment and restructuring charges in 2011 as compared to 2010. This was partially offset by increases in sales and marketing and general and administrative expenses and a tax provision of $0.1 million in 2011 as compared to a $3.1 million tax benefit in 2010.

The Company continues to experience strong demand for its digital signage products, as customers adopt its Clarity Matrix (“Matrix”) super narrow bezel LCD video wall systems for use in venues requiring large format viewing, including retail applications, sports arenas, and airports. The Company continues to focus on driving revenue growth in the digital signage market. The Company believes the overall market for digital signage products is currently growing and will continue to grow in the future. Accordingly, the Company has been and plans to continue adding resources aimed at building out the product portfolio as well as expanding the sales and marketing reach for its digital signage products.

Sales

The Company’s sales of $186.5 million in 2011 increased $10.8 million or 6.2% from sales of $175.7 million in 2010. The increase was primarily due to increases in sales of digital signage products, rear-projection cubes, and touch displays. Sales of digital signage products increased 32% due primarily to a 180% increase in sales of Matrix LCD video wall systems. This increase was primarily due to a 161% increase in volumes as a result of higher demand for indoor video wall products as new customers were added during the year, especially in the retail sector. Growth was also attributed to the Company’s existing customers utilizing more of the Company’s products in areas involving digital signage. Digital signage product sales growth from the Matrix product was partially offset by a 38% decrease in sales of customized indoor digital signage products, which was primarily the result of a 34% decrease in volumes of these products sold due to the timing of customer shipments related to certain large design wins obtained in previous periods. Sales of rear-projection cubes experienced 19% and 7% increases in volumes and average selling prices, respectively, as customers continued to transition from purchasing lamp-based cubes to the Company’s lamp-less, LED-based cubes, which were first shipped to customers in the third quarter of 2010. Sales of touch displays increased 13% primarily due to the Company continuing to focus sales and marketing resources on these products, which resulted in a 24% increase in volumes sold in 2011 as compared to 2010. The increase in volumes of touch displays sold was partially offset by a 10% decrease in average selling prices of these products, primarily due to changes in product mix. These increases were partially offset by decreases in sales of high-end home products and professional services revenue. The decrease in sales of high-end home products was the result of 5% and 3% decreases in average selling prices and volumes, respectively, in 2011 as compared to 2010. These decreases were primarily due to the timing of product introductions and changes in product mix. Professional services revenue decreased 70% in 2011 as compared to 2010 due primarily to a contract that was not renewed in 2011.

The Company’s sales of $175.7 million in 2010 increased $0.8 million or 0.4% from sales of $174.9 million in 2009. The increase in sales was primarily due to an 88% increase in the volume of customized digital signage display products sold, a 5% increase in the volume of desktop monitors sold, an 8% increase in the sales of EL products, and an increase in the volume of Matrix video wall systems sold, as compared to the prior year. The increase in sales of customized digital signage display products was primarily due to continued fulfillment of orders related to an increase in design wins obtained in previous periods. The increase in video wall systems was due to the introduction of the Matrix video wall system, which was first sold to customers in the first quarter of 2010. These increases were partially offset by decreases in sales of high-end home products and rear-projection cubes, which experienced volume decreases of 36% and 31%, respectively. The decrease in volumes of high-end home products sold was primarily the result of the continued macro-economic slowdown especially relating to new home construction. Sales of rear-projection cubes were negatively impacted by industry-wide product technology transitions and soft demand in the Unites States and Europe, where the Company’s operations are focused. The decrease in volumes of high-end home products was partially offset by a 16% increase in average selling prices of these products in 2010 as compared to 2009. Average selling prices of rear-projection cubes decreased 14% in 2010 as compared to 2009. Changes in average selling prices were the result of changes in product mix, rather than changes in the relative pricing of these products.

Sales outside the United States increased $12.8 million or 27.1% to $60.1 million in 2011 from $47.3 million in 2010. Sales outside the United States were $48.5 million in 2009. The increase in international sales in 2011 as compared to 2010 was primarily due to investments in additional international sales and marketing personnel, resulting in increased worldwide sales. The increase in international sales was also driven by growth in Asia and Europe, where there was particularly higher demand for rear-projection cubes. The decrease in international sales in 2010 as compared to 2009 was primarily due to the Euro weakening against the U.S. Dollar in 2010 as compared to 2009, which negatively impacted the translation of a portion of the Company’s international sales into U.S. Dollars. The decrease in international sales was also due to lower demand for the Company’s products in countries outside of the United States in 2010 as compared to 2009. As a percentage of total sales, international sales were 32.2%, 26.9% and 27.7% in 2011, 2010 and 2009.

Gross Profit

Gross profit as a percentage of sales increased to 28.0% in 2011 as compared to 25.3% in 2010. The increase in gross profit was primarily due to a favorable product mix with more sales of higher margin products such as rear-projection cubes and digital signage products including video wall systems, relative to sales of lower margin products. Gross profit was also positively impacted by improved absorption of fixed costs in 2011 as compared to 2010. Total gross profit increased $7.6 million or 17.3% in 2011 to $52.1 million as compared to $44.5 million in 2010.

Gross profit as a percentage of sales decreased to 25.3% in 2010 as compared to 26.5% in 2009. The decrease in gross profit was primarily due to an unfavorable product mix resulting mainly from lower sales of higher margin rear-projection cubes and higher sales of lower margin desktop monitors. The comparative decrease in gross profit was also due to a decrease in sales of high margin digital signage software offerings as the Company divested its digital signage software assets in the first quarter of 2009. Total gross profit decreased $1.8 million or 3.9% from $46.3 million in 2009 to $44.5 million in 2010.

Research and Development

Net research and development expenses increased $0.2 million or 2.2% to $10.7 million in 2011 from $10.5 million in 2010. The increase was primarily the result of higher headcount in 2011 as compared to 2010, primarily to support product development, particularly related to increasing the breadth of digital signage offerings.

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

As a percentage of sales, research and development expenses decreased to 5.8% in 2011 as compared to 6.0% in 2010 as expenses increased at a slower rate than increases in sales. Research and development expenses were 5.6% of sales in 2009. The increase as a percentage of sales from 2009 to 2010 was primarily due to the reasons discussed above.

Sales and Marketing

Sales and marketing expenses increased $3.8 million or 17.5% to $25.9 million in 2011 from $22.1 million in 2010. The increase in sales and marketing expenses was primarily due to higher headcount and also due to an increase in program spending in an effort to drive sales growth and market penetration, especially in the growing digital signage market.

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

As a percentage of sales, sales and marketing expenses increased to 13.9% in 2011 as compared to 12.6% in 2010. In 2009 sales and marketing expenses were 13.7% of sales. The increase from 2010 to 2011 and the decrease from 2009 to 2010 were primarily due to the reasons discussed above.

General and Administrative

General and administrative expenses increased $0.7 million or 4.8% to $16.8 million in 2011 as compared to $16.1 million in 2010. The increase was primarily the result of increases in compensation related items including share based compensation expense.

General and administrative expenses decreased $3.5 million or 17.9% to $16.1 million in 2010 from $19.6 million in 2009. The decrease in general and administrative expenses was primarily due to a reduction in share based compensation expense, reductions in headcount, and decreases in spending for outside services as a result of the Company’s initiatives to reduce administrative overhead.

As a percentage of sales, general and administrative expenses decreased to 9.0% in 2011 from 9.1% in 2010 as expenses increased at a slower rate than increases in sales. In 2009 general and administrative expenses were 11.2% of sales. The decrease as a percentage of sales from 2009 to 2010 was primarily due to the reasons discussed above.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets were $2.0 million in 2011 as compared to $2.5 million in 2010. The decrease of $0.5 million was the result of certain intangible assets that became fully amortized in the fourth quarter of 2010 and as such had no related amortization expense in 2011. Expenses for the amortization of intangible assets were $2.7 million in 2009. The $0.2 million decrease in amortization expense in 2010 as compared to 2009 was due to the sale of the digital signage software assets in the first quarter of 2009 as the associated intangible assets are no longer reflected on the Company’s balance sheet.

Impairment and Restructuring Charges

2011 Restructuring charges

In 2011 the Company recorded $1.1 million in net restructuring charges. During the fourth quarter of 2011 the Company recorded $1.3 million related to severance benefits estimated for the termination of certain employees who performed primarily sales, engineering and management functions. In the fourth quarter of 2011 the Company determined that severance benefits and other payables related to previously recorded charges would be less than initially estimated and reduced the liabilities to reflect the current estimate of amounts to be paid. This revision was recorded as a $0.2 million reduction in operating expenses in 2011.

2010 Impairment and restructuring charges

In 2010 the Company recorded $3.4 million in net impairment and restructuring charges. During the first quarter of 2010 the Company determined that the goodwill recorded on its balance sheet was impaired, and therefore recorded a $3.4 million charge to write-off this balance. The goodwill impairment charge was recorded as a result of the impairment test conducted during the first quarter of 2010 following the Company’s restructuring that resulted in one operating segment, which constituted a triggering event as described by paragraph 35-10 of ASC Subtopic 350-20 “Goodwill.” The impairment test considered the Company’s average share price over a reasonable period of time and current projections of the underlying discounted cash flows of the Company. Neither of these approaches supported the carrying value of the asset.

In the first quarter of 2010 the Company determined that the severance benefits related to previously recorded restructuring charges would be less than initially estimated and reduced the severance liability to reflect the current estimate of amounts to be paid. This revision was recorded as a $40 thousand reduction in operating expenses for the three months ended December 25, 2009.

2009 Impairment and restructuring charges

In 2009 the Company recorded $1.9 million in net impairment and restructuring charges. The Company recorded $2.9 million in charges related to severance benefits estimated for the termination of certain employees who performed primarily sales, operations, manufacturing, and management functions, and for the write-off of tooling for a product that is no longer produced by the Company. In 2009 the Company also negotiated a settlement with a vendor related to a restructuring liability recorded in 2008, and also determined that payments related to certain severance benefits recognized in prior periods would be less than initially estimated. These adjustments were recorded as a $0.7 million reduction in restructuring expenses in 2009. In 2009 certain liabilities assumed in the purchase of Clarity were adjusted to reflect current estimates of amounts that will be paid to certain taxing authorities, former employees, and vendors. At the time of the business combination these liabilities were included in the calculation of goodwill. As the goodwill associated with the Clarity acquisition was determined to be impaired and written off in 2008, the 2009 adjustments to these liabilities were recorded as a $0.3 million net reduction to restructuring expense.

Gain on Sale of Assets

The Company did not divest of any business or technology assets in 2010 or 2011. The Company recorded an $8.4 million gain on sale of assets in 2009. In the second quarter of 2009, the Company sold certain patents and recorded a gain on sale of $2.9 million. In the first quarter of 2009, the Company recorded a $5.5 million gain on the sale of the digital signage assets. See further discussion in Note 12—Gain on Sale of Assets.

Operating Expenses

Operating expenses increased $2.1 million or 3.8% to $56.6 million in 2011 from $54.5 million in 2010. The increase in operating expenses was primarily due to increases in sales and marketing and general and administrative expenses, which were partially offset by decreases in impairment and restructuring expenses. As a percentage of sales, operating expenses decreased to 30.4% in 2011 from 31.0% in 2010 as expenses increased at a slower rate than increases in sales.

Operating expenses increased $5.0 million or 10.1% to $54.5 million in 2010 from $49.5 million in 2009. The increase in operating expenses was primarily due to the $8.4 million gain on sale of assets recognized in the second quarter of 2009, which reduced operating expenses in that period. Comparably, the Company did not sell any assets in 2010. The increase in operating expenses from 2009 to 2010 was also due to the $1.5 million increase in impairment and restructuring charges recognized in 2010 as compared to 2009. These increases in operating expenses were partially offset by decreases in general and administrative and sales and marketing expenses. As a percentage of sales, operating expenses increased to 31.0% in 2010 from 28.3% in 2009. The increase in operating expenses as a percentage of sales from 2009 to 2010 was primarily due to the increases discussed above.

Non-operating Income and Expense

Non-operating income and expense includes interest income on cash and cash equivalents, interest expense, net foreign currency exchange gain or loss and other income or expenses. Net interest income in 2011 was $22 thousand as compared to net interest expense of $0.1 million in both 2010 and 2009.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. In 2011, the Company recorded a net foreign currency exchange loss of $0.3 million, as compared to a net gain of $1.6 million in 2010 and a net loss of $0.3 million in 2009.

The Company currently realizes approximately one-third of its revenue outside the United States. The functional currency of the Company’s primary foreign subsidiaries is the Euro which must be translated to U.S. Dollars for consolidation.

Provision for Income Taxes

The Company recorded tax expense of $0.1 million in 2011, as compared to a tax benefit of $3.1 million in 2010 and a tax expense of $0.1 million in 2009. Components of the 2011 tax expense included expense from foreign and state jurisdictions, which were offset largely by tax benefits generated by losses in other foreign jurisdictions. The tax provision for 2010 was significantly impacted by a one-time benefit related to the Company’s utilization of U.S. net operating losses (“NOLs”) under H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009.” Under the H.R. 3548 NOL carryback provisions, the Company recorded a $2.1 million tax benefit. Additionally, the 2010 tax provision included benefits of $0.9 million related to the write-off of goodwill and $1.0 million related to a reduction in its valuation allowance against foreign net operating losses. These benefits were offset by income tax expense in other foreign and state jurisdictions. For 2009 the income tax expense of $0.1 million was the result of tax expense from foreign operations which was based upon the various tax laws and rates of the countries in which operations are conducted.

The 2.1% tax rate for the year ending September 30, 2011 differs from the federal statutory rate primarily due to the valuation allowance against U.S. deferred tax assets, the provision for state taxes, and a mixture of both tax expense and benefits in different foreign jurisdictions with different rates. In 2010 the negative tax rate of 37.6% was due largely to the U.S. NOL carryback provision discussed above, a valuation allowance on the Company’s U.S. deferred tax assets, the release of the valuation allowance on foreign net operating losses, the provision for state income taxes, and the effects of the Company’s operations in foreign jurisdictions with different tax rates.

The difference between the effective tax rate and the federal statutory tax rate is due primarily to the valuation allowance on the Company’s U.S. deferred tax assets, the provision for state income taxes, and the effects of the Company’s operations in foreign jurisdictions with different tax rates. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pretax financial results, the effective tax rate can change materially based on small variations of income.

Net Loss

In 2011 net loss was $4.7 million or $0.24 per share. In 2010 net loss was $5.1 million or $0.27 per share. In 2009 net loss was $3.4 million or $0.19 per share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $7.8 million in 2011 as compared to cash provided by operating activities of $1.9 million in 2010. Net cash used in operating activities in 2011 primarily relates to increases in inventories and other assets, decreases in other liabilities and accounts payable and the net loss incurred in the period. These uses of cash were partially offset by a decrease in accounts receivable, an increase in deferred revenue, non-cash charges including depreciation, amortization and share based compensation, and restructuring charges which do not require a current cash outlay. Net cash provided by operations in 2010 primarily relates to increases in accounts payable and also due to non-cash charges including depreciation and amortization, impairment charges, and share based compensation, which do not require a current cash outlay. These were offset by the net loss incurred in 2010, increases in accounts receivable and inventories, and decreases in other liabilities.

Working capital increased $0.8 million to $59.3 million at September 30, 2011 from $58.5 million at September 24, 2010. Current assets decreased $0.3 million to $95.7 million in 2011 as compared to $96.0 million in 2010 due primarily to decreases in cash and accounts receivable, which were partially offset by a $9.6 million increase in inventories. Cash decreased by $9.5 million due primarily to the inventory purchases made during 2011 made to support the Company’s growth initiatives and new products launches, and also due to weaker than expected demand for desktop monitors in the second half of 2011. The Company believes this additional inventory in desktop monitors will be sold within the next few quarters. Accounts receivable decreased $1.1 million due primarily to the timing of cash receipts from customers. Current liabilities decreased $1.2 million due primarily to decreases in other current liabilities and accounts payable, which were partially offset by increases in deferred revenue. Other current liabilities decreased $1.3 million primarily due to payments made to customers for rebates accrued in prior periods. Accounts payable decreased $0.6 million primarily due to the timing of payments to vendors. Deferred revenue increased $0.7 million primarily due to an increase in the sale of extended warranties.

Additions to property, plant and equipment were $1.5 million and $0.7 million in 2011 and 2010, respectively. In 2011 expenditures for property, plant and equipment primarily related to the purchase of information technology software and equipment, tooling and manufacturing equipment. In 2010 expenditures for property, plant and equipment related primarily to the purchase of manufacturing equipment, tooling, and information technology software and equipment.

The Company’s credit agreement was amended on November 18, 2010 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of September 30, 2011 the Company’s borrowing capacity was the full $12.0 million. The credit agreement, as amended, has an interest rate of LIBOR + 3.0%, expires on December 1, 2011, and is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of September 30, 2011 and September 24, 2010. The credit agreement contains certain financial covenants, with which the Company was in compliance as of September 30, 2011. On November 17, 2011 the Company entered into an amended and restated credit agreement. The credit agreement, as amended on November 17, 2011, has an interest rate of LIBOR + 1.75%, expires on December 1, 2013 and is secured by substantially all of the assets of the Company.

The Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations. As of September 30, 2011 the cumulative undistributed earnings of these foreign operations were approximately $2.7 million and the unrecognized deferred tax liability related to these undistributed earnings was $0.3 million. The Company’s cash balance at September 30, 2011 includes $11.0 million held by foreign subsidiaries, of which approximately $2.7 million is indefinitely reinvested.

Item 8.	Financial Statements and Supplementary Data

PLANAR SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Planar Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 30, 2011 and September 24, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 30, 2011 and September 24, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Portland, Oregon

November 23, 2011

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2011	Sept. 24, 2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$22,231	$31,709
Accounts receivable, net of allowance for doubtful accounts of $1,622 at 2011 and $2,005 at 2010 (Note 1)	25,881	27,010
Inventories (Note 1)	42,967	33,397
Other current assets (Notes 1 and 8)	4,587	3,924

Total current assets	95,666	96,040
Property, plant and equipment, net (Note 4)	4,265	5,347
Intangible assets, net (Notes 1 and 5)	1,261	3,253
Other assets (Notes 1 and 8)	4,110	3,794

	$105,302	$108,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,549	$16,130
Current portion of capital leases	—	4
Deferred revenue	2,339	1,611
Other current liabilities (Notes 6, 8, and 11)	18,485	19,800

Total current liabilities	36,373	37,545
Other long-term liabilities (Notes 1 and 8)	6,270	5,513

Total liabilities	42,643	43,058
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 19,758,400 and 19,162,335 issued shares at 2011 and 2010, respectively	182,826	180,289
Retained earnings (deficit)	(118,096)	(112,886)
Accumulated other comprehensive income (loss)	(2,071)	(2,027)

Total shareholders’ equity	62,659	65,376

	$105,302	$108,434

See accompanying notes to consolidated financial statements

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Sept. 30, 2011	Sept. 24, 2010	Sept. 25, 2009
	(In thousands, except per share amounts)
Sales	$186,504	$175,668	$174,931
Cost of sales	134,365	131,201	128,643

Gross profit	52,139	44,467	46,288
Operating expenses:
Research and development, net (Note 1)	10,748	10,515	9,851
Sales and marketing	25,929	22,062	23,885
General and administrative	16,836	16,061	19,566
Amortization of intangible assets (Note 5)	1,992	2,470	2,686
Impairment and restructuring charges (Note 11)	1,060	3,388	1,867
Gain on sale of assets (Note 12)	—	—	(8,361)

Total operating expenses	56,565	54,496	49,494

Loss from operations	(4,426)	(10,029)	(3,206)
Non-operating income (expense):
Interest, net	22	(62)	(67)
Foreign exchange, net	(334)	1,618	(311)
Other, net	130	293	237

Net non-operating income (expense)	(182)	1,849	(141)

Loss before income taxes	(4,608)	(8,180)	(3,347)
Provision (benefit) for income taxes (Note 8)	98	(3,075)	77

Net loss	(4,706)	(5,105)	(3,424)

Net loss per share
Basic	$(0.24)	$(0.27)	$(0.19)
Diluted	$(0.24)	$(0.27)	$(0.19)

Average shares outstanding—basic	19,419	18,954	18,410
Average shares outstanding—diluted	19,419	18,954	18,410

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Sept. 30, 2011	Sept. 24, 2010	Sept. 25, 2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,706)	$(5,105)	$(3,424)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,155	5,447	6,725
Impairment and restructuring charges	1,060	3,388	1,867
Deferred taxes	(511)	(1,897)	212
Shared based compensation	2,263	1,643	4,979
Gain on sale of assets	—	—	(8,361)
(Increase) decrease in accounts receivable, net	1,303	(1,085)	15,230
(Increase) decrease in inventories	(9,419)	(3,985)	8,320
(Increase) decrease in other assets	(407)	(244)	1,016
Increase (decrease) in accounts payable	(621)	6,175	(12,131)
Increase (decrease) in deferred revenue	725	(30)	47
Decrease in other liabilities	(1,669)	(2,389)	(6,418)

Net cash provided by (used in) operating activities	(7,827)	1,918	8,062

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,490)	(736)	(378)
Proceeds from sale of assets, net	—	—	9,289
Decrease in long term liabilities	—	—	(67)
Increase in long term assets	—	—	(1)

Net cash provided by (used in) investing activities	(1,490)	(736)	8,843

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	(4)	(133)	(436)
Value of shares withheld for tax liability	(504)	(571)	(289)
Net proceeds from issuance of capital stock	274	2	146

Net cash used in financing activities	(234)	(702)	(579)
Effect of exchange rate changes on cash and cash equivalents	73	507	(519)

Net increase (decrease) in cash and cash equivalents	(9,478)	987	15,807
Cash at beginning of period	31,709	30,722	14,915

Cash at end of period	$22,231	$31,709	$30,722

Supplemental cash flow disclosure
Cash paid for interest	$66	$176	$187
Cash paid (received) for income taxes	610	(1,767)	577

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts and share data)

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE, SEPTEMBER 26, 2008	17,995,087	$173,519	$(103,497)	$410	$70,432
Components of comprehensive loss:
Net loss	—	—	(3,424)	—	(3,424)
Currency translation adjustment	—	—	—	(433)	(433)

Total comprehensive loss					(3,857)
Value of shares withheld for tax liability	(207,793)	—	(289)	—	(289)
Proceeds from issuance of common stock	1,439,440	146	—	—	146
Share based compensation	—	4,979	—	—	4,979

BALANCE, SEPTEMBER 25, 2009	19,226,734	$178,644	$(107,210)	$(23)	$71,411
Components of comprehensive loss:
Net loss	—	—	(5,105)	—	(5,105)
Currency translation adjustment	—	—	—	(2,004)	(2,004)

Total comprehensive loss					(7,109)
Value of shares withheld for tax liability	(222,751)	—	(571)	—	(571)
Proceeds from issuance of common stock	158,352	2	—	—	2
Share based compensation	—	1,643	—	—	1,643

BALANCE, SEPTEMBER 24, 2010	19,162,335	$180,289	$(112,886)	$(2,027)	$65,376
Components of comprehensive loss:
Net loss	—	—	(4,706)	—	(4,706)
Currency translation adjustment	—	—	—	(44)	(44)

Total comprehensive loss					(4,750)
Value of shares withheld for tax liability	(215,567)	—	(504)	—	(504)
Proceeds from issuance of common stock	811,632	274	—	—	274
Share based compensation	—	2,263	—	—	2,263

BALANCE, SEPTEMBER 30, 2011	19,758,400	$182,826	$(118,096)	$(2,071)	$62,659

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED SEPTEMBER 30, 2011

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

Principles of consolidation

The consolidated financial statements include the financial statements of Planar Systems, Inc. together with its wholly-owned subsidiaries, Planar Systems Oy, Clarity, a Division of Planar Systems, Inc., Runco International, LLC and the subsidiaries of such subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year

The Company’s fiscal year ends on the last Friday in September. The last days of fiscal 2011, 2010 and 2009 were September 30, September 24 and September 25, respectively. Due to statutory requirements, Planar Systems Oy’s fiscal year-end is September 30. All references to a year in these notes are to the Company’s fiscal year ended in the period stated which includes the fiscal year results of Planar Systems, Oy.

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

Reclassification

Certain balances in the 2010 financial statements have been reclassified to conform to 2011 presentations. Such reclassifications had no effect on results of operations or retained earnings. As discussed further in Note 14—Business Segments, prior to fiscal 2010 the Company had previously reported four reportable segments: Industrial, Commercial, Control Room and Signage, and Home Theater. The Company now has one reportable segment, which is consistent with how the Company is currently structured and managed. Segment information for fiscal 2009 has been restated to conform to the current year’s presentation.

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

Cash

Cash and cash equivalents of $22,231 includes cash deposits in banks and highly liquid instruments with maturities of three months or less from the time of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

(Dollars in thousands, except per share amounts, and share data)

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has established an allowance for doubtful accounts which represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance by performing ongoing evaluations of its customers and their ability to make payments. The Company determines the adequacy of the allowance based on length of time past due, historical experience and judgment of economic conditions. Additionally, the Company has a credit policy that is applied to its potential customers. Account balances are charged off against the allowance after all options have been exhausted and recovery is considered unlikely.

Changes in the allowance for doubtful accounts were as follows:

Description	Balance at beginning of period	Charged to cost and expense	Deductions(1)	Balance at end of period
Year Ended September 25, 2009
Allowance for doubtful accounts	$2,552	$2,545	$(2,730)	$2,367

Year Ended September 24, 2010
Allowance for doubtful accounts	$2,367	$1,295	$(1,657)	$2,005

Year Ended September 30, 2011
Allowance for doubtful accounts	$2,005	$792	$(1,175)	$1,622

(1)	Deductions represent write-offs and recoveries of previously reserved balances.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of adjustments for estimated excess inventory and obsolescence based upon the Company’s best estimate of future product demand. Inventories consist of:

	2011	2010
Raw materials	$18,175	$12,895
Work in progress	2,440	3,026
Finished goods	22,352	17,476

	$42,967	$33,397

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

Operating leases

The Company records the minimum base rents for its operating leases on a straight-line basis over the life of the lease term. The difference between rent expense calculated on a straight-line basis and rent paid is recorded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

(Dollars in thousands, except per share amounts, and share data)

as a deferred rent liability. The Company received tenant improvement allowances on certain of its leases which were amended in fiscal 2011. These improvement allowances are considered lease incentives and are amortized as a reduction of rent expense over the term of the respective lease.

Other assets

Included in other current assets of $4,587 and $3,924 as of September 30, 2011 and September 24, 2010, respectively, are various prepaid assets, non-trade receivables, and deferred tax assets.

Included in other long-term assets of $4,110 and $3,794 as of September 30, 2011 and September 24, 2010, respectively, are assets related to the Company’s deferred compensation plan in the amounts of $1,440 and $1,749, respectively. Assets of the deferred compensation plan are accounted for as trading securities. Any increases in assets cause corresponding increases in liabilities, thereby negating any income or loss effect in the Consolidated Statement of Operations as a result of changes in value of the deferred compensation plan. The deferred compensation plan allowed eligible executives to elect to defer up to 100% of their regular compensation and incentive awards, and non-employee Board members could elect to defer up to 100% of their directors’ compensation. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. This plan was frozen effective December 24, 2004 and no deferrals have been made under the plan since that date.

Other long-term assets also included $218 and $39 related to equipment which had not been placed in service as of September 30, 2011 and September 24, 2010, respectively.

Other long-term liabilities

Included in other long-term liabilities of $6,270 and $5,513 as of September 30, 2011 and September 24, 2010, respectively, are liabilities related to the Company’s deferred compensation plan described above in the amounts of $1,440 and $1,749, respectively.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

(Dollars in thousands, except per share amounts, and share data)

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

For transactions with multiple-deliverable arrangements, as defined by Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), the Company allocates revenue using the relative selling price method. In general, where revenue arrangements involve acceptance provisions, the acceptance criteria are usually limited to the published specifications of the Company’s products. In those circumstances when customer specified acceptance criteria exist and where the Company cannot demonstrate that products meet those specifications prior to shipment, revenue is deferred until customer acceptance occurs. For orders with multiple elements (i.e., installation, training, additional parts, etc.) and where one or more elements are undelivered at the end of a reporting period, the Company recognizes revenue on the delivered elements only after the determination has been made that the delivered elements have stand alone value and any undelivered elements have objective and reliable evidence of selling price. The Company’s policies comply with the guidance provided by ASC Topic 605. Judgments are required in evaluating the credit worthiness of the Company’s customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the collection risk is minimal.

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

	2011	2010	2009
Research and development expense	$11,827	$11,571	$10,565
Contract funding and research and development tax credits	(1,079)	(1,056)	(714)

Net research and development	$10,748	$10,515	$9,851

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

(Dollars in thousands, except per share amounts, and share data)

Warranty

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities. See additional discussion in Note 6—Other Current Liabilities.

Goodwill

The Company values goodwill and intangible assets in accordance with ASC Topic 350. When goodwill is recorded on the Company’s balance sheet, it is tested annually and whenever events or circumstances occur indicating that goodwill may be impaired. During the first quarter of 2010 the Company determined that its goodwill was impaired, and recorded a $3,428 charge to write-off this balance. This charge was recorded as a result of the impairment test conducted during the first quarter of 2010 following the Company’s restructuring that resulted in one operating segment. This restructuring constituted a triggering event as described by paragraph 35-10 of ASC Subtopic 350-20 “Goodwill.” The impairment test considered the Company’s average share price over a reasonable period of time and current projections of the underlying discounted cash flows of the Company. Neither of these approaches supported the carrying value of the asset. The impairment review conducted in the second quarter of 2009 did not indicate impairment of goodwill at that time. See additional discussion in Note 11—Impairment and Restructuring Charges.

Intangible assets

Intangible assets consist of acquired developed technology and customer relationships associated with the 2006 acquisition of Clarity, which are being amortized over their estimated useful lives. When these assets were acquired, the weighted-average amortization period was between four years and seven years. See additional discussion in Note 5—Intangible Assets.

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

Advertising expenses

All advertising costs are expensed as incurred and totaled $2,094, $1,895, and $1,873 in fiscal 2011, 2010 and 2009, respectively.

Net loss per share

Basic net loss per share was computed using the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. No incremental shares for fiscal years ended September 30, 2011, September 24, 2010 and September 25, 2009 were used in the calculations of diluted earnings per share. In years in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options and unvested restricted stock outstanding were excluded from the computation of diluted net loss per share for the years ended September 30, 2011, September 24, 2010 and September 25, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

(Dollars in thousands, except per share amounts, and share data)

Financial instruments

For short-term financial instruments, including cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued compensation, the carrying amount approximates the fair value because of the immediate short-term nature of those instruments. The differences between the fair values and carrying amounts of the Company’s financial instruments at September 30, 2011, September 24, 2010 and September 25, 2009 were not material.

Derivative instruments

The Company is exposed to certain foreign currency risks relating to its ongoing business operations, as the Euro is the functional currency of the Company’s European subsidiaries. Historically the Company managed this risk by periodically entering into forward exchange contracts to mitigate the income statement impact of fluctuations in the Euro value of its U.S. Dollar denominated cash deposits, accounts receivable, accounts payable, and the intercompany balances. Due to volatility in the foreign exchange market and the Company’s strategic shift to preserve cash, the Company re-evaluated the use of forward contracts, which require cash settlement, to hedge against the non-cash translation risk of its U.S. Dollar net assets on Euro denominated subsidiaries. As a direct result of this re-evaluation and review, the Company adjusted its strategy in the second quarter of fiscal 2009, deciding not to put cash at risk, and no longer hedges foreign currency risk. This allows changes in the U.S. Dollar versus the Euro exchange rate to positively or negatively impact the Company’s net income. The net loss on foreign currency exchange transactions was $334 in the year ended September 30, 2011. The net gain on foreign currency exchange transactions was $1,618 in the year ended September 24, 2010. This compared to a net loss of $311 in the years ended September 25, 2009, respectively. These amounts were recorded as foreign exchange, net in the Consolidated Statements of Operations. See additional discussion in Note 15—Derivatives.

Share based compensation plans

Share based compensation expense recognized for the twelve months ended September 30, 2011, September 24, 2010 and September 25, 2009 was $2,263, $1,643, and $4,979, respectively, which consisted of share based compensation expense related to employee stock options, restricted stock and the Company’s Employee Stock Purchase Plan. See Note 9—Shareholders’ Equity for additional information.

ASC Topic 718 requires companies to estimate the fair value of share based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The Company values employee stock options granted using the Black-Scholes option pricing model (“Black-Scholes model”). This model is also used to estimate the fair value of employee stock purchases related to the Employee Stock Purchase Plan. The Company values restricted stock awards at the closing price of the Company’s shares on the date of grant. For additional information, see Note 9—Shareholders’ Equity. The Company’s determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables, including the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

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

NOTE 2    CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The risk in trade accounts receivable is mitigated by the credit worthiness of the companies comprising the Company’s customer base and their dispersion across many different sectors of the electronics industry and geographies. At September 30, 2011, the Company does not believe it had any significant credit risks which are not provided for in the allowance for doubtful accounts.

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

The Company also purchases single-source components for which it has no guaranteed alternative source of supply, and an extended interruption in the supply of any of these components could adversely affect the Company’s results of operations. Furthermore, many of the components used in the Company’s products are purchased from suppliers located outside the United States. Trading policies adopted in the future by the United States or foreign governments could restrict the availability of components or increase the cost of obtaining components. Any significant increase in component prices or decrease in component availability could have an adverse effect on the Company’s results of operations. The Company has in the past and may in the future face difficulty ensuring an adequate supply of quality LCD panel glass used in certain products in the Company’s products. In the future the Company may also face difficulties ensuring an adequate supply of rear-projection screens used in its video wall products. The Company is actively engaged in efforts to reduce this risk area. In addition, the Company has in the past and may in the future be negatively impacted by certain U.S. International Trade Commission exclusion order bans on imports of certain products that are used in the Company’s manufacturing process. These import bans could affect the Company’s ability to import adequate supplies and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The risks mentioned above related to reliance on suppliers could also impact the Company’s contract manufacturers. In addition, the Company is reliant on its contract manufacturers’ ability to maintain suitable manufacturing facilities, train manufacturing employees, manage the supply chain effectively, manufacture a quality product, and provide spare parts in support of the Company’s warranty and customer service obligations. Failure of the Company’s contract manufacturers to deliver in any one of these areas could have an adverse effect on the Company’s results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

(Dollars in thousands, except per share amounts, and share data)

NOTE 3     EARNINGS PER SHARE

Average basic and diluted shares outstanding for the periods ending September 30, 2011, September 24, 2010 and September 25, 2009 were 19,419,000, 18,954,000, and 18,410,000 shares, respectively. ASC Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and nonvested shares, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options or nonvested shares totaling 374,000, 331,000 and 258,000 as of September 30, 2011, September 24, 2010 and September 25, 2009, respectively, due to the Company incurring a net loss for each of those years then ended. In addition to those shares, for the years ended September 30, 2011, September 24, 2010 and September 25, 2009, 1,470,000, 1,730,000 and 2,768,000 shares, respectively, were excluded from the computation of earnings per share because they were antidilutive under the treasury stock method.

NOTE 4    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of:

	2011	2010
Buildings	$11,757	$11,652
Machinery and equipment	35,920	34,807

Total property, plant and equipment	47,677	46,459
Less accumulated depreciation	(43,412)	(41,112)

Net property, plant and equipment	$4,265	$5,347

Net property, plant and equipment by geography were as follows:

	2011	2010
United States	$2,985	$3,490
Europe	1,280	1,857

Net property, plant, and equipment	$4,265	$5,347

The Company recorded depreciation expense of $2,163, $2,977 and $4,039 in fiscal 2011, 2010 and 2009, respectively.

NOTE 5    INTANGIBLE ASSETS

Net intangible assets consist of the following:

	2011	2010
Customer relationships, net of accumulated amortization of $6,797 and $6,208	$1,154	$1,743
Acquired technologies, net of accumulated amortization of $14,293 and $12,890	107	1,510

	$1,261	$3,253

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

(Dollars in thousands, except per share amounts, and share data)

The identifiable intangible assets are being amortized over a remaining weighted average period of approximately 1.9 years. As of September 30, 2011 and September 24, 2010, the Company had recorded accumulated amortization of $22,890 and $20,898, respectively. Accumulated amortization at both September 30, 2011 and September 24, 2010 includes $1,800 of tradenames and trademarks which were fully amortized in fiscal 2010. Amortization expense was $1,992, $2,470, and $2,686 in 2011, 2010 and 2009, respectively. Amortization expense is estimated to be $696 and $565 in fiscal 2012 and 2013, respectively, and $0 thereafter.

NOTE 6    OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	2011	2010
Warranty reserve	$3,613	$3,832
Accrued compensation	7,982	7,236
Other	6,890	8,732

	$18,485	$19,800

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

	2011	2010
Balance at beginning of period	$3,832	$4,300
Cash paid for warranty repairs	(3,584)	(2,996)
Provision for current period sales	3,365	2,528

Balance at end of period	$3,613	$3,832

NOTE 7    COMMITMENTS

Most of the Company’s office and manufacturing facilities are subject to long-term operating leases. In connection with certain of these leases which were amended in fiscal 2011, the Company received tenant improvement allowances totaling $790. These lease incentives are being amortized as a reduction of rent expense over the term of the respective leases, which range from five to six years. As of September 30, 2011 no leasehold improvements had been purchased using these allowances and $119 has been used as credits against rental payments. As of September 30, 2011 $671 of these allowances remain to be used.

At September 30, 2011, the minimum annual operating lease payments for all operating leases entered into by the Company were:

Fiscal years ending in September
2012	$4,390
2013	4,307
2014	4,138
2015	2,840
2016	2,321
Thereafter	3,514

$21,510

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

(Dollars in thousands, except per share amounts, and share data)

Total rent expense was $3,992, $4,309, and $4,662 for the years ended September 30, 2011, September 24, 2010 and September 25, 2009, respectively.

NOTE 8    INCOME TAXES

The components of net income (loss) before income taxes consist of the following:

	2011	2010	2009
Domestic	$(4,742)	$(9,682)	$(3,824)
Foreign	134	1,502	477

	$(4,608)	$(8,180)	$(3,347)

The following table summarizes the provision (benefit) for U.S. federal, state and foreign taxes on income:

	2011	2010	2009
Current:
Federal	$(34)	$450	$(291)
State	96	241	(27)
Foreign	542	1,103	183

	604	1,794	(135)
Deferred:
Federal	—	(2,707)	(71)
State	—	(251)	(7)
Foreign	(506)	(1,911)	290

	(506)	(4,869)	212

	$98	$(3,075)	$77

A reconciliation of the differences between the U.S. and federal statutory tax rate and the Company’s effective rate are as follows:

	2011	2010	2009
Computed statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefits	(3.3)	(3.3)	(3.3)
Non-U.S. income taxed at different rates	(7.3)	(1.9)	(1.0)
Permanent differences resulting from goodwill adjustments	—	(10.0)	—
Effect foreign income distributions	—	9.1	(9.3)
Benefit of net operating losses	—	(41.9)	—
Change in valuation allowance	47.2	36.9	58.8
Tax contingencies and settlements	—	6.6	(8.2)
Other items, net	0.5	1.9	0.3

Effective tax rate	2.1%	(37.6)%	2.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

(Dollars in thousands, except per share amounts, and share data)

The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 30, 2011 and September 24, 2010 were as follows:

	2011	2010
Deferred tax assets:
Inventories	$4,886	$4,643
Deferred revenue	1,123	1,493
Warranty reserve	1,261	1,284
Payroll and severance related	785	885
Other reserves	2,742	5,423
Intangibles	9,627	9,953
Accumulated depreciation	1,014	907
Capital losses	6,030	6,030
Net operating losses	10,528	7,502
Tax credits	9,536	9,082

Gross deferred tax assets	47,352	47,202
Valuation allowance	(44,968)	(45,096)

Deferred tax assets	2,564	2,106
Deferred tax liabilities:
Accumulated depreciation	(358)	(411)

Deferred tax liabilities	(358)	(411)

Net deferred tax asset	$2,206	$1,695

The deferred tax assets and liabilities are recorded in the following balance sheet accounts:

	2011	2010
Other current assets	$1,687	$1,520
Other long-term assets	519	292
Other current liabilities	—	(117)

	$2,206	$1,695

During fiscal years 2011, 2010 and 2009 the Company recognized no tax benefits related to differences between financial and tax reporting of share based compensation transactions.

The Company establishes a valuation allowance for deferred tax assets, when it is more likely than not that such deferred tax assets will not be realized. During fiscal 2011 a decrease of $128 in the valuation allowance was due to the Company’s continued inability to benefit from its U.S. tax assets which was offset by a reduction of the valuation allowance required for other deferred tax assets. During fiscal 2010 the valuation allowance decreased $2,683 primarily due to the utilization of portions of its U.S. and Foreign net operating losses (“NOLs”). The Company continues to provide a full valuation allowance against all of its U.S. tax assets as the recent three year cumulative loss is given more weight than projected future income when determining the need for a valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

(Dollars in thousands, except per share amounts, and share data)

As of September 30, 2011 the Company had $26,094 in tax assets (tax-effected) resulting from NOLs, capital losses, and tax credits carryforwards. A detailed breakdown of these assets as of September 30, 2011 and September 24, 2010 are as follows:

	2011	2010
Federal net operating losses	$7,287	$5,075
State net operating losses and credits	2,170	1,757
Foreign net operating losses	1,450	1,048
Federal capital losses	6,030	6,030
Federal research credits	3,827	3,422
Federal minimum tax credits	249	249
Federal foreign tax credits	5,081	5,033

	$26,094	$22,614

The Federal NOLs expire on various dates through 2031, while the Federal capital loss expires in fiscal 2013. State NOLs expire on various dates through 2027. The Federal research credits expire on various dates through 2031. Foreign NOLs, state research credits and federal minimum tax credits are available indefinitely. The Foreign Tax Credits expire on various dates through 2021. Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of NOLs and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. The Company has not performed a Section 382 analysis to determine the possible limitation of its NOLs. The Company has not provided for additional U.S. federal income and foreign withholding taxes on its undistributed earnings from non-U.S. operations as of September 30, 2011 because such earnings are intended to be reinvested indefinitely outside of the United States. As of September 30, 2011 the cumulative undistributed earnings of these foreign operations were approximately $2,700 and the unrecognized deferred tax liability related to these undistributed earnings was $331.

The Company’s major U.S. jurisdictions under which it operated in fiscal 2011 included Oregon, California, and Texas while major international jurisdictions included Finland and France. The following table summarized the activity related to the Company’s world-wide unrecognized tax benefits:

Balance at September 24, 2010	$1,993
Increase related to current year tax positions	—
Increase related to prior year tax positions	—
Decrease related to current year tax positions	—
Decrease related to prior year tax positions	—

Balance at September 30, 2011	$1,993

The Company classifies interest and penalties related to uncertain tax positions in income tax expense. The total $1,993 of unrecognized tax benefits, if recognized, would impact the tax rate. For the year ended September 30, 2011 the Company had $134 of accrued interest related to uncertain tax positions. It is reasonably possible that the Company’s uncertain tax positions could decrease by approximately $578 in the next twelve months due to utilization of credits in tax years in which the statue of limitations may expire.

In December 2006 the United States Internal Revenue Service (“IRS”) began an audit of the Company’s U.S. federal tax returns for fiscal years ending 2003 through 2005. During the course of the examination the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

(Dollars in thousands, except per share amounts, and share data)

Company also filed its fiscal 2006 tax return, which was included in the audit cycle. In fiscal 2009 the Company and the IRS reached an agreement on the tax return years under review and settled all tax years through fiscal 2006. The Company’s largest foreign subsidiary, located in Finland, effectively settled in 2009 with the Finnish Tax authorities the audit of its tax returns ending up to and including fiscal year 2007. In 2011 the French Tax authorities commenced an examination of tax returns for fiscal years 2009 and 2010. Additionally, the Company is subject to numerous ongoing state and foreign tax audits. Although the final outcome of these audits are uncertain, based on currently available information, the Company believes the ultimate resolutions will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 9    SHAREHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock at $0.01 par value. As of September 30, 2011, no shares of preferred stock had been issued; however, 200,000 shares of Series D Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Company’s Board of Directors.

Employee Stock Purchase Plan

In fiscal 2005 the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (“the Plan”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85 percent of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. In the second quarter of 2010, the Company’s shareholders approved an amendment to the Plan which increased the number of shares of common stock that may be purchased under the Plan from 400,000 shares to 1,400,000 shares. As of September 30, 2011, approximately 850,000 shares remained available for purchase.

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

The 2009 Plan provides for the granting of stock options, which generally vest and become exercisable over a three year period and expire seven to ten years after the date of grant. Options were last granted in the second quarter of fiscal 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

(Dollars in thousands, except per share amounts, and share data)

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding at September 24, 2010	1,236,932	$10.41
Granted	—	—
Exercised	—	—
Forfeited	(1,112)	6.02
Expired	(83,113)	17.75

Options outstanding at September 30, 2011	1,152,707	9.89

All options outstanding at September 30, 2011 were exercisable. No options were exercised in 2011. The total pretax intrinsic value of options exercised during the year was $6 and $3 in 2010 and 2009, respectively.

As of September 30, 2011, the total pretax intrinsic value of options outstanding and options exercisable was $9 and the options had a weighted average remaining contractual term of 3.4 years.

Restricted stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718). Shares issued generally vest over a one- to three-year period upon the passage of time, or upon meeting objective performance conditions. The Company issued 817,167 shares of restricted stock to employees and non-employee directors in 2011. In the Proxy Statement dated October 16, 2009 issued in connection with the approval of the 2009 Plan, the Company pledged to limit its average annual “burn rate” (shares issued to employees, directors, and consultants under its compensatory equity arrangements) to 6.3% of the Company’s weighted average legally issued and outstanding shares. The 817,167 full value shares issued in 2011 represented 6.0% of the Company’s 20,290,641 weighted average legally issued and outstanding shares for fiscal 2011 (giving effect to the treatment of full value shares as 1.5 shares). In the years ended September 24, 2010 and September 25, 2009 the Company issued employees 806,900 and 1,023,825 shares, respectively.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 24, 2010	1,249,891	$3.98
Granted	817,167	2.26
Vested	(661,957)	3.24
Forfeited	(19,167)	2.54

Restricted stock outstanding at September 30, 2011	1,385,934	3.34

The total fair value of shares vested in the year ended September 30, 2011 was $1,543. The fair value of shares vested in the years ended September 24, 2010 and September 25, 2009 was $1,832 and $946, respectively.

Performance-based restricted stock awards

As of September 30, 2011 approximately 629,000 shares of performance-based restricted stock awards remained outstanding. These awards, granted in fiscal 2011 and in previous periods, were granted to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

(Dollars in thousands, except per share amounts, and share data)

Company’s executive officers and other Vice Presidents of the Company, and will vest at levels ranging from 0% of shares granted to 100% of shares granted, dependent upon the achievement of certain internal performance metrics for a term through the end of fiscal 2015.

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

Valuation and Expense Information

The Company recognizes compensation expense for all share based payment awards made to its employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The Company calculates the value of employee stock options on the date of grant using the Black-Scholes model. This model is also used to estimate the fair value of employee stock purchases related to the Employee Stock Purchase Plan. The Company values restricted stock awards at the closing price of the Company’s shares on the date of grant. The following table summarizes share based compensation expense related to share based payment awards, and employee stock purchases for the years ended September 30, 2011, September 24, 2010 and September 25, 2009, which were allocated as follows:

	2011	2010	2009
Cost of Sales	$59	$162	$159

Research and Development	212	233	263
Sales and Marketing	534	472	1,483
General and Administrative	1,458	776	3,074

Share based compensation expense included in operating expenses	2,204	1,481	4,820

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases, net of tax	$2,263	$1,643	$4,979

The tax benefit and the resulting effect on cash flows from operations and financing activities related to share based compensation expense was not recognized as the Company currently provides a full valuation allowance against its deferred tax assets. As of September 30, 2011, total future compensation expense related to nonvested stock options and restricted stock is expected to be $0 and $2,193, respectively. This expense is anticipated to be recognized over a weighted average remaining period of 2.7 years, through the fourth quarter of fiscal 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

(Dollars in thousands, except per share amounts, and share data)

NOTE 10    401(K) AND PENSION PLAN

All employees in North America over 21 years of age are eligible to participate in the 401(k) savings and profit sharing plan. Employees can contribute up to statutory maximums. The Company matches up to 4.0% of each participating employee’s eligible compensation, also subject to statutory maximums. Employer contributions vest immediately. The 401(k) plan expense amounted to $749, $853, and $478 for the years ended September 30, 2011, September 24, 2010 and September 25, 2009, respectively.

The employees of the Company’s foreign subsidiaries located in Finland and France participate in pension plans in which they receive defined benefit payments upon retirement. Neither the Company nor its direct and indirect foreign subsidiaries in Finland or France sponsor these pension plans, rather they are sponsored by the government of each such foreign country. Neither the Finnish nor the French foreign subsidiary has any obligation with respect to such plans, including any obligation to make payments, invest or otherwise manage plan assets or contributions or to pay benefits to employees once they reach retirement age. The only obligation of the foreign subsidiary is to pay premiums to the respective governments’ pension insurance agency. The Company recognized expense of $1,182, $1,244 and $1,378 in fiscal years 2011, 2010 and 2009, respectively, related to such plan premiums.

NOTE 11    IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consist of:

	2011	2010	2009
Impairment charges	$—	$3,428	$—
Restructuring charges	1,060	(40)	1,867

	$1,060	$3,388	$1,867

2011 Restructuring Charges

In 2011 the Company recorded $1,060 in net restructuring charges. During the fourth quarter of 2011 the Company recorded $1,312 related to severance benefits estimated for the termination of certain employees who performed primarily sales, engineering and management functions. During the fourth quarter of 2011 the Company determined that severance benefits and other payables related to previously recorded charges would be less than initially estimated and reduced the liabilities to reflect the current estimate of amounts to be paid. This revision was recorded as a $252 reduction in operating expenses in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

(Dollars in thousands, except per share amounts, and share data)

The changes in the restructuring amounts included in accrued compensation and other liabilities were as follows:

	Accrued Compensation	Other Liabilities
Balance as of September 26, 2008	$1,730	$1,044
Charges from continuing operations	2,827	59
Revisions to original estimate	(154)	(556)
Cash paid	(2,006)	(211)

Balance as of September 25, 2009	$2,397	$336
Reclassification from vacation liability	208	—
Revisions to original estimate	(40)	—
Cash paid	(1,808)	—

Balance as of September 24, 2010	$757	$336
Charges from continuing operations	1,312	—
Revisions to original estimate	(175)	(77)
Cash paid	(177)	(75)

Balance as of September 30, 2011	$1,717	$184

During fiscal years 2011, 2010 and 2009 the Company paid cash of $252, $1,808 and $2,217, respectively, related to severance, contractual liabilities and lease termination costs. The majority of the remaining amounts are expected to be paid in fiscal 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

(Dollars in thousands, except per share amounts, and share data)

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

NOTE 12    GAIN ON SALE OF ASSETS

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

NOTE 13    BORROWINGS

The Company’s credit agreement was amended on November 18, 2010 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of September 30, 2011 the Company’s borrowing capacity was the full $12.0 million. The credit agreement, as amended, has an interest rate of LIBOR + 3.0%, expires on December 1, 2011, and is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of September 30, 2011 and September 24, 2010. The credit agreement contains certain financial covenants, with which the Company was in compliance as of September 30, 2011. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers in the event of any non-compliance, would result in an event of default and could result in the acceleration of any amounts outstanding on the agreement, which in turn could lead to the inability to pay debts and the loss of control of certain assets.

On November 17, 2011 the Company entered into an amended and restated credit agreement. The credit agreement, as amended on November 17, 2011, has an interest rate of LIBOR + 1.75%, expires on December 1, 2013 and is secured by substantially all of the assets of the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 30, 2011

(Dollars in thousands, except per share amounts, and share data)

The Company evaluated the impact of these and other changes on its segment reporting and determined that the Company now has one operating segment as defined by ASC Topic 280, “Segment Reporting” and as such, the Company discloses detailed financial information (other than various market-based revenue breakdowns) for its consolidated results. As a result, the financial statement information provided in this Report for the years ended September 30, 2011, September 24, 2010 and September 25, 2009 are presented with one reportable segment, reflecting Planar’s consolidated results.

NOTE 15    DERIVATIVES

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

The Company had no outstanding forward exchange contracts as of September 30, 2011, September 24, 2010 and September 25, 2009.

When the Company enters into forward exchange contracts, they are not designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging”. Changes in the value of derivatives are recognized in the period in which the change occurs. When the Company enters into foreign exchange contracts they have historically been settled and renewed on a monthly basis in order to maintain a balance between the balance sheet exposures and contract amounts, and the fair value of the contracts is adjusted to market monthly. As indicated above, the Company did not have any open contracts at September 30, 2011 and September 24, 2010 and as such, no associated assets or liabilities were reflected in the consolidated balance sheet. The gains and losses recorded upon settlement of the contracts were recorded as non-operating expenses in the Company’s consolidated statement of operations as follows:

	Amount of Loss Recognized in Net Loss on Derivatives	Location of Loss Recognized in Net Loss on Derivatives
Derivatives not designated as hedging instruments under ASC Topic 815:	Twelve months ended Sept. 25, 2009
Foreign exchange contracts	$(360)	Foreign Exchange, net

	$(360)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during fiscal 2011 that could significantly affect the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a—15(f). Under the supervision and with the participation of the Company’s management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that its internal controls over financial reporting were effective as of September 30, 2011.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance of Planar Systems, Inc.

The information set forth under the captions “Corporate Governance,” “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 15, 2012, is incorporated by reference into this Report.

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

The information set forth under the captions “Director Compensation,” and “Executive Compensation” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 15, 2012, is incorporated by reference into this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” and “Stock Owned by Management and Principal Shareholders” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 15, 2012, is incorporated by reference into this Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 15, 2012, is incorporated by reference into this Report.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Proxy Statement to be used in connection with the Annual Meeting of Shareholders on February 15, 2012, is incorporated by reference into this Report.

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

The independent registered public accounting firm report with respect to the above-listed financial statements appears on page 31 of this Report.

(a)(3) Exhibits

Exhibit Number	Title
2.1	Agreement and Plan of Merger and Reorganization by and among Planar Systems, Inc., Cornell Acquisition Corporation, Clarity Visual Systems, Inc. and certain other parties date as of July 18, 2006 (4)

2.2	Asset Purchase Agreement by and among Compton Acquisition, Inc., Runco International, Inc., and the stockholders of Runco International, Inc., dated as of May 23, 2007 (17)

2.3	Stock Purchase Agreement by and among NDS Surgical Imaging, LLC, NDS Imaging Holdings, LLC and Planar Systems, Inc., dated as of August 6, 2008 (23)

3.1	Second Restated Articles of Incorporation of Planar Systems, Inc. (1)

3.2	Second Restated Bylaws of Planar Systems, Inc. (7)

3.3	Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (2)

3.4	Second Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (3)

3.5	Fourth Amendment to Second Restated Bylaws of Planar Systems, Inc. (20)

4.1	Specimen stock certificate (1)

4.2	Rights Agreement dated as of February 3, 2006 between Planar Systems, Inc. and Mellon Investor Services, LLC. (3)

10.1	Lease agreement dated as of May 20, 1998 between Metra Corporation and Planar International, Ltd (English translation) (5)

10.2	1996 Stock Incentive Plan* (6)

10.3	Planar Systems, Inc. 1999 Nonqualified Stock Option Plan* (7)

10.4	Planar Systems, Inc. Deferred Compensation Plan* (7)

10.5	Lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (8)

10.6	Addendum to lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (8)

10.7	Planar Systems, Inc. 2004 Employee Stock Purchase Plan* (10)

10.8	Executive Employment Agreement by and between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (11)

Exhibit Number	Title
10.9	Letter Agreement between Scott Hildebrandt and Planar Systems, Inc. dated as of November 22, 2005* (12)

10.10	Amended and Restated Planar Systems, Inc 1993 Stock Option Plan for Nonemployee Directors (13)

10.11	Clarity Visual Systems, Inc. 1995 Stock Incentive Plan* (14)

10.12	Clarity Visual Systems Inc. Non-Qualified Stock Option Plan* (14)

10.13	Lease Agreement dated as of December 27, 2006 between Techpointe Commons and Planar Systems, Inc. (15)

10.14	Terms of Employment between Planar Systems, Inc. and Stephen Going dated as of January 22, 2007* (16)

10.15	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Douglas Barnes, Mark Ceciliani, Kris Gorriaran, and Stephen Going)* (18)

10.16	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Scott Hildebrandt)* (18)

10.17	Form of Fiscal Year 2008 to Fiscal Year 2010 Long Term Incentive Plan Award Agreement* (19)

10.18	Planar Systems, Inc. 2007 New Hire Incentive Plan* (24)

10.19	Lease agreement dated as of September 20, 2007 between Equastone Amberglen, LLC and Planar Systems, Inc. (21)

10.20	Form of Indemnification Agreement for Officers and Directors (22)

10.21	Form for Performance Share Agreement between Planar Systems, Inc. and Gerald Perkel, Scott Hildebrandt, Douglas Barnes, and Stephen Going* (25)

10.22	Form for Performance Share Amendment between Planar Systems, Inc. and Gerald Perkel, Scott Hildebrandt, Douglas Barnes, and Stephen Going* (25)

10.23	Form for Performance Share Amendment and Form for Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, Douglas Barnes, and Stephen Going dated as of December 14, 2009* (26)

10.24	Form for Restricted Stock Notice between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, Douglas Barnes, and Stephen Going dated as of November 20, 2009* (26)

10.25	Planar Systems, Inc. 2009 Incentive Plan* (26)

10.26	Amended and Restated Credit Agreement dated as of December 1, 2009 between Planar Systems, Inc. and Bank of America, N.A. (27)

10.27	Form of Restricted Stock Award Notice between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, E. Kay Stepp, Gregory H. Turnbull, and Steven E. Wynne dated as of February 16, 2010* (28)

10.28	2004 Employee Stock Purchase Plan as amended February 16, 2010* (28)

10.29	Amendment to Amended and Restated Credit Agreement dated as of March 10, 2010 (28)

10.30	Second Amendment to Amended and Restated Credit Agreement by and between Planar Systems, Inc. and Bank of America, N.A., entered into effective as of November 18, 2010 (29)

10.31	Planar Amberglen 1195 Building Second Amendment to Lease by and between Planar Systems, Inc. and Amberglen Properties Limited Partnership, dated as of October 14, 2010 (30)

Exhibit Number	Title
10.32	Planar Amberglen 1400 Building First Amendment to Lease by and between Planar Systems, Inc. and Amberglen Properties Limited Partnership, dated as of October 14, 2010 (30)

10.33	Form for Performance Share Amendment between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, Douglas Barnes, and Stephen Going dated September 22, 2010* (30)

10.34	Form for Restricted Stock Notice and Form for Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, Douglas Barnes, and Stephen Going dated September 27, 2010* (30)

10.35	Form for Restricted Stock Agreement between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, E. Kay Stepp, Gregory H. Turnbull, and Steven E. Wynne dated as of February 17, 2011* (31)

10.36	First Amendment to Lease by and between Planar Systems, Inc. and St. Paul Fire and Marine Insurance Company, dated as of May 1, 2011 (32)

10.37	Form for Restricted Stock Award Notice between Planar Systems, Inc. and Stephen Going dated as of September 30, 2011*

10.38	Lease amendment dated as of April 20, 2011 between VARMA and Planar Systems, Oy (English translation)

14.0	Code of Conduct of Planar Systems, Inc. (9)

21.0	Subsidiaries of Planar Systems, Inc.

23.0	Consent of KPMG LLP, Independent registered public accounting firm

24.0	Power of Attorney (included on Signature Page)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 27, 1996.
(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on February 9, 2006.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 21, 2006.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 25, 1998.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 1997.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 24, 1999.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2001.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 2003.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2005.
(13)	Incorporated by reference to the Company’s Proxy Statement dated December 22, 2005 filed on December 29, 2005.
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-138064) filed on October 18, 2006.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2006.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2007.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2007.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2007.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2007.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2008.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2008.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2007.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2008.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2009.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 7, 2009.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2010.
(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 23, 2010.
(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.
(32)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011.

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC

November 23, 2011	By:	/s/ SCOTT HILDEBRANDT
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

/s/ GERALD K. PERKEL Gerald K. Perkel	President, Chief Executive Officer, Director (Principal Executive Officer)	November 23, 2011

/s/ SCOTT HILDEBRANDT Scott Hildebrandt	Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	November 23, 2011

/s/ CARL NEUN Carl Neun	Director	November 23, 2011

/s/ E. KAY STEPP E. Kay Stepp	Director	November 23, 2011

/s/ GREGORY H. TURNBULL Gregory H. Turnbull	Chairman	November 23, 2011

/s/ STEVEN E. WYNNE Steven E. Wynne	Director	November 23, 2011

/s/ MICHAEL GULLARD Michael Gullard	Director	November 23, 2011