Form 10-K/A
period 2011-09-30
PLANAR SYSTEMS INC
filed 2012-01-27
CIK 722392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

Form 10-K/A

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

Number of shares of common stock outstanding at November 18, 2011: 20,520,356

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Planar Systems, Inc. (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the fiscal year ended September 30, 2011 as filed with the SEC on November 23, 2011 (the “2011 Annual Report”), is being filed pursuant to Form 10-K instruction G(3) to include in the Annual Report the information required by Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14) of Form 10-K.

In addition to amending Item 5 of Part II and Items 10 through 14 of Part III to provide the omitted information, this Amendment amends Item 15 of Part IV to include new certifications being provided with this Amendment pursuant to the Sarbanes-Oxley Act of 2002. Except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after November 23, 2011, the filing date of the 2011 Annual Report.

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

Executive Compensation—Equity Compensation Plan Information

See Part III, Item 11 “Executive Compensation—Equity Compensation Plan Information” regarding equity compensation plan information categorized by those plans that have been approved by shareholders.

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

Information as to Nominees and Continuing Directors.

The following table sets forth the names of the Board of Directors’ nominees for election as a director and those directors who will continue to serve after the Annual Meeting. Also set forth is certain other information with respect to each such person’s age at December 30, 2011, principal occupation or employment during at least the past five years, the periods during which he or she has served as a director of Planar and positions currently held with Planar.

	Age	Director Since	Expiration of Current Term	Position Held with Planar
Nominees for a Three-Year Term:
Gerald K. Perkel	56	2005	2012	President, Chief Executive Officer and Director
David Sandberg	39	—	—	—

Continuing Directors:
J. Michael Gullard	66	2006	2013	Director
Steven E. Wynne	59	1996	2013	Director
Carl W. Neun	68	2000	2014	Director
Gregory H. Turnbull	73	1986	2014	Chairman of the Board

Retiring Director:
E. Kay Stepp	66	1998	2012	Director

Gerald K. Perkel.    Mr. Perkel has served as President and Chief Executive Officer of the Company since September 2005. At that time, Mr. Perkel was also elected to the Board of Directors. Mr. Perkel served as President and Chief Executive Officer of Merant PLC, a provider of ECM (enterprise change management) software, from 2001 to 2004, when the company was acquired by Serena Software. Mr. Perkel served as president of the Office Printing Business at Xerox from 2000 to 2001. Prior to that, Mr. Perkel was President of the Color Printing and Imaging Business at Tektronix, Inc. from 1995 to 2000. Mr. Perkel brings the experience of a long career in operational and leadership roles in public technology companies and offers the Board of Directors additional insight regarding the Company’s markets, technologies, business operations and management, and employee skills and abilities.

David Sandberg.    Mr. Sandberg is the managing member, founder, and portfolio manager of Red Oak Partners, LLC, a New York-based hedge fund founded in March 2003, and the portfolio manager of the Red Oak Fund, LP and the Pinnacle Fund LLP. Previously, Mr. Sandberg co-managed JH Whitney & Co’s $300 million Green River Fund from 1998-2002. He received a BA in Economics and BS in Industrial Management from Carnegie Mellon University. Mr. Sandberg presently serves on the Boards of SMTC Corporation, Asure Software, Inc., EDCI, Inc. and RF Industries, Ltd. Mr. Sandberg brings to the Board of Directors experience as a Chair of Audit, Compensation and Governance committees of public company boards. On January 27, 2012, the Company entered into an agreement (the “Red Oak Agreement”) with Red Oak Partners, LLC and certain of its affiliates (“Red Oak”), including David Sandberg, as further described in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 27, 2012. Pursuant to the Red Oak Agreement, the Company agreed, among other things, to nominate Mr. Sandberg for election to the Board of Directors at the Annual Meeting and Red Oak and each of the Company’s directors and executive officers agreed to vote their shares in favor of the election of the Board’s nominees and each of the other matters being acted upon at the Annual Meeting.

J. Michael Gullard.    Mr. Gullard was elected to the Board of Directors in November 2006. Mr. Gullard is the founder and a General Partner of Cornerstone Management, a family of technology focused venture capital funds. Mr. Gullard received a BA from Stanford University and an MBA from the Graduate School of Business at Stanford University. Mr. Gullard also serves on the Board of Directors of Dyntek, Inc., Alliance Semiconductor, Inc., Proxim Corp., Selectica, Inc., and JDA Software, Inc. Mr. Gullard previously served on the Board of Directors of California Micro Devices Corporation and Transmeta Corporation. Mr. Gullard brings to the Board broad and significant entrepreneurial experience as a long time venture capital investor in technology companies. Mr. Gullard also brings extensive experience as a board member of a number of private and public technology companies.

Steven E. Wynne.    Mr. Wynne has served as a Director of the Company since 1996. Mr. Wynne is currently Executive Vice President/Chief Marketing Officer of JELD-WEN, a manufacturer of windows, doors and other millwork products. He was previously Senior Vice President of The ODS Companies, a health insurance company, from January through December 2010. Mr. Wynne served as President and Chief Executive Officer of Sport Brands International, Ltd. (“SBI”) from March 2004 to March 2007, when the Company was sold. SBI owned a number of companies that created, developed, produced and distributed sports apparel and footwear under the Fila, Cloudveil and Motionwear brands. From April 2001 to April 2002 and from April 2003 to February 2004, Mr. Wynne was a partner in the law firm of Ater Wynne LLP, Portland, Oregon, the Company’s outside legal counsel. Mr. Wynne served as Acting Senior Vice President and General Counsel of FLIR Systems, Inc. from April 2002 to April 2003. Mr. Wynne served as Chairman and Chief Executive Officer of eteamz.com, an online community serving amateur athletics, from June 2000 until its sale to Active.com in December 2000. He served as President and Chief Executive Officer of adidas America from 1995 to 1999. Prior to that time, he was a partner in Ater Wynne LLP. Mr. Wynne received a bachelor’s degree from Willamette University and a J.D. from Willamette University. Mr. Wynne also serves on the Board of Directors of FLIR Systems, Inc. Mr. Wynne brings to the Board of Directors his long and broad experience as outside legal counsel to public and private technology companies, including the Company. Mr. Wynne also brings experience as the CEO of several marketing and brand-driven companies as well as management and operational experience in other public and private companies.

Carl W. Neun.    Mr. Neun became a Director of the Company in December 2000. From March 1993 to January 2000, Mr. Neun was Senior Vice President and Chief Financial Officer of Tektronix, Inc., a test and measurement company. From September 1987 through March 1993 he was Senior Vice President and Chief Financial Officer of Conner Peripherals, Inc., a disk drive company. Mr. Neun is Chairman of the Board of Powerwave Technologies, Inc. and a member of the Board of Directors of Radisys Corporation. He is past Chairman of the Board of Oregon Steel Mills, Inc. Mr. Neun has a bachelor’s degree from Hamilton College and an MBA from the Wharton School at the University of Pennsylvania. Mr. Neun brings to the Board of Directors extensive financial and operational experience as a public company financial executive, as well as significant experience as a member of the board of directors of a number of other public companies. Based on his strong background and experience in finance and accounting matters for public companies, Mr. Neun qualifies as the Company’s “audit committee financial expert.”

Gregory H. Turnbull.    Mr. Turnbull has served as a Director of the Company since 1986. He was elected as Chairman of the Board in September 2005. Mr. Turnbull has been a director of A.P. Pharma, Inc., a specialty pharmaceutical company, since 1986, serving as President and Chief Executive Officer of that company from October 2006 to July 2008, and as its Chief Financial Officer from January 2008 to February 2009. Previously, Mr. Turnbull was self-employed as a private investor and a consultant. Mr. Turnbull was a partner of Cable & Howse Ventures from 1983 to 1991 and served as an investment banker with Morgan Stanley & Co. and White, Weld & Co. prior to 1983. Mr. Turnbull received a BS in chemical engineering from Oregon State University and an MBA from Stanford University. Mr. Turnbull brings to the Board of Directors substantial experience as an investor, board member and executive of public and private technology companies. Mr. Turnbull’s longstanding service as a member of the Company’s Board of Directors for 25 years also provides a unique perspective on the Board as to the growth and development of the Company and its businesses.

E. Kay Stepp.    Ms. Stepp’s term as a member of the Board of Directors expires at the Annual Meeting. She has served as a Director of the Company since August 1998. From 2002 to 2009, Ms. Stepp was chair of the board of Providence Health and Services. From 1994 to 2002, she was principal and owner of Executive Solutions, Inc., a consulting firm providing services to executives and boards of directors. From 1989 to 1992, Ms. Stepp held the position of President and Chief Operating Officer of Portland General Electric Company (“PGE”), a Portland, Oregon electric utility company. From 1978 to 1989, Ms. Stepp held various other executive positions at PGE. Ms. Stepp serves on the Board of Directors of FranklinCovey Company (NYSE) and StanCorp Financial Group (NYSE). She is a former director of the Federal Reserve Bank of San Francisco. Ms. Stepp received a BA from Stanford University and an MA from the University of Portland. Ms. Stepp has brought a wealth of experience to the Board of Directors, including service in a variety of executive management and leadership positions with a publicly-traded utility company, experience as a consultant and counselor to senior executives and boards of directors of public and private companies and extensive experience as a board member with a number of public companies and a major regional health care organization.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company as of December 30, 2011.

Name	Age	Position
Gerald K. Perkel	56	President and Chief Executive Officer
E. Scott Hildebrandt	56	Senior Vice President and Chief Financial Officer
Stephen M. Going	48	Senior Vice President, General Counsel and Secretary

Information concerning the principal occupation of Mr. Perkel is set forth under “Election of Directors.” Information concerning the principal occupation during at least the last five years of the executive officers of the Company who are not also directors of the Company is set forth below.

E. Scott Hildebrandt.    Mr. Hildebrandt was appointed Vice President and Chief Financial Officer of the Company in January 2005, and was appointed Senior Vice President in October 2011. Mr. Hildebrandt served as Senior Vice President and Chief Financial Officer of Merant PLC from November 2001 through May 2004 and served as Senior Vice President, Chief Financial Officer and Secretary of InFocus Corporation from June 1999 to November 2001. Before joining InFocus, Mr. Hildebrandt worked at Tektronix, Inc. in a variety of executive level positions, including Vice President and Corporate Treasurer, and as a CPA with Deloitte & Touche from 1978 to 1983. Mr. Hildebrandt received a BS in Business Administration with a concentration in accounting and computer science from Oregon State University.

Stephen M. Going.    Mr. Going joined Planar as Vice President, General Counsel and Secretary in March 2007, and was appointed Senior Vice President in October 2011. From September 2005 to March 2007, Mr. Going served as Vice President, General Counsel and Secretary of Merix Corporation. Mr. Going served as Vice President, General Counsel and Secretary of Merant PLC from March 2002 to June 2004. From August 2000 to March 2002, Mr. Going was a partner in the Portland, Oregon office of Perkins Coie LLP, a large international law firm. Mr. Going has also been a Partner in the Portland, Oregon law firm Ater Wynne LLP, the Company’s outside legal counsel. Mr. Going holds a BS in Business Administration with a concentration in Finance from Oregon State University and a Juris Doctorate from the UCLA School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”) requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons also are required to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2011 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with for fiscal year 2011, except that one Form 4 for each of Messrs. Neun and Wynne and Ms. Stepp was filed late.

Code of Ethics

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

Corporate Governance

Audit Committee.    The Board of Directors has appointed a standing Audit Committee which, during the fiscal year ended September 30, 2011, conducted seven meetings. The Audit Committee is responsible for, among other things, overseeing the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements, monitoring the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance, and reviewing the independence and performance of the Company’s independent auditors. The members of the Audit Committee during fiscal year 2011 were Mr. Neun, Mr. Gullard and Mr. Wynne. The Board of Directors has determined that Mr. Neun is an “audit committee financial expert,” as such term is defined pursuant to rules promulgated by the Securities and Exchange Commission (the “SEC”). Messrs. Neun, Gullard and Wynne are each independent directors as defined by applicable SEC and Nasdaq Stock Market rules. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available in the “Investors” section of the Company’s website at: http://www.planar.com/CCBN/governance.cfm.

Item 11.	Executive Compensation

The Compensation Committee of the Company’s Board of Directors (the “Committee”), comprised of three independent directors, determined all aspects of the Fiscal 2011 compensation arrangements for Gerald K. Perkel, the Company’s President and Chief Executive Officer, Scott Hildebrandt, the Company’s Chief Financial Officer, and Douglas K. Barnes, the Company’s Vice President and General Manager (the foregoing executives are collectively referred to as “Named Executive Officers” or “NEOs”) and one other executive officer. In order to provide some additional background and context for the discussion of Fiscal 2011 executive compensation that follows, the Executive Summary set forth below highlights the Company’s 2011 business strategy and objectives, the Company’s performance and the important linkage between those matters and the determinations made with respect to, and the results under, the Company’s executive compensation arrangements.

Executive Summary

Background and Context: Overview of Recent History.    During the Company’s Fiscal years 2006 and 2007, the Company pursued a strategy to grow by reinvesting in the Company’s legacy Custom and Embedded business and by developing or acquiring a collection of business assets focused on addressing various non-commodity or specialty display markets. It was during this period that the Company completed the acquisitions of Clarity Visual Systems, Inc. and Runco International, resulting in a balance sheet reflecting a net debt position. However, in Fiscal 2008 as the global financial and economic crisis started to become a reality the Company began to focus on solidifying its balance sheet. During Fiscal 2008 and throughout a portion of Fiscal 2010, the Company disposed of its medical display business, its digital signage software assets and certain other non-core properties and engaged in a variety of cost management actions including headcount reductions intended to drive higher profit levels, all of which resulted in the Company moving back to a positive cash position. These actions positioned the Company to weather the economic crisis and continue serving its customers and developing capabilities to address evolving display markets. During Fiscal 2010, the Company commenced a process to reevaluate its business operations and develop a strategy intended to drive longer term revenue growth and higher profit levels along with significant enhancement of shareholder value over a five-year time frame. The Company completed development of the operating growth strategy and this strategy (the “Fiscal 2011 Strategic Operating Plan” or the “Operating Strategy”) was adopted during the second quarter of Fiscal 2011.

Fiscal 2011 Objectives and Performance Plans.    The thrust of the Company’s Operating Strategy is to drive revenue and profit increases by focusing on growth markets, primarily the market for digital signage, by allocating additional resources and reallocating existing resources from slower growing product areas to the Company’s business operations with the highest growth potential. The focus of these new and existing resources is to significantly improve the Company’s sales and marketing capabilities and by realigning and focusing the Company’s organizational structure and culture to more efficiently support growth in those targeted markets. Throughout Fiscal 2011 the Company developed and implemented tactical action plans to support execution of the Operating Strategy. This effort has included the identification of various metrics to be used to measure the Company’s progress and provide a means of assessing the Company’s performance.

The Company’s execution of the initial aspects of the Operating Strategy yielded positive results during Fiscal 2011 and the Company experienced revenue growth and Non-GAAP EBITDA improvement during the year when compared to the previous year as reflected by the following:

•	Overall Business Growth. The Company’s total revenue increased 6.2% compared with Fiscal 2010, which was the highest level of organic sales growth in eight years.

•	Growth in Key Strategic Markets. Revenue associated with the Company’s key strategic growth market—digital signage products—increased 32% compared with Fiscal 2010.

•

Broad Geographic Expansion. Revenue increased in each of the three geographic regions in which the Company does business, including a 49% increase in the Company’s revenue from its Asia-Pacific business.

•	Business Growth Leads to Profit Expansion. In Fiscal 2011, the Company recorded its highest level of non-GAAP earnings per share in five years.

Review of Pay-for-Performance Relationship in Fiscal 2011.    The compensation programs adopted by the Committee for Fiscal 2011 were intended to closely align compensation levels with successful completion of the multi-year Operating Strategy discussed above and, once the strategic plan was implemented, with achieving performance results consistent with the levels of growth and improvement established in the Fiscal 2011 Strategic Operating Plan. As a result, based on the Company achieving growth, especially related to Digital Signage revenue, during Fiscal 2011 (as illustrated above), the payout level under the Company’s Fiscal 2011 Annual Performance Incentive Plan (or “APIP”)—which is the Company’s annual variable cash pay program—exceeded on-target levels reflecting a notable increase in the payout level when compared with the prior four fiscal years. In the four prior fiscal years (Fiscal 2007 through Fiscal 2010), payouts under the Company’s APIP were, as a percentage of the on-target amount, 28%, 6%, 31% and 79%, respectively, clearly demonstrating the Committee’s desire to link payouts under variable compensation plans with the fundamental performance of the business.

In addition, the Committee linked progress toward the Company’s longer-term growth plans with payout under the Company’s Fiscal 2011 Long Term Incentive Plan (or “LTIP”)—which is the Company’s multi-year performance-based equity compensation plan. Again, the growth achieved by the Company, in particular growth in total revenue, growth in revenue from the key strategic digital signage products business and increased non-GAAP gross margins, resulted in vesting at approximately on-target levels with respect to the restricted stock units available for vesting over the three year period (Fiscal 2011 through Fiscal 2013) under the LTIP. The Committee’s efforts to align performance, which was judged to be good as a result of the business growth experienced by the Company in Fiscal 2011, and compensation levels is illustrated in the results under the LTIP for Fiscal 2011.

Objectives With Respect to Executive Compensation

The key objectives considered by the Committee when making determinations with respect to the Company’s compensation plans and programs for the Company’s Named Executive Officers are to:

•

Align Incentives with the Business Strategy. The Committee endeavors to ensure that the Company’s compensation plans and programs drive behaviors that are consistent with execution of the Company’s business strategy.

•

Attract and Retain Talent. The Committee desires to ensure that the Company’s executive compensation plans and programs attract and motivate highly qualified and high performing executive officers and cause such persons to desire to continue providing their talent to the Company.

•	Create a Pay-for-Performance Environment. Align the extent of executive earnings with the extent of demonstrated success achieving established goals and objectives.

•

Encourage Focus on Longer-Term Company-Wide Success. The Committee desires to continue its use of equity compensation tools to encourage the executives to maintain focus on fundamental improvement in the Company’s business operations enabling longer-term Company-wide growth that results in enhanced shareholder value.

Elements of Executive Compensation

In setting executive compensation for Named Executive Officers, the Committee considers the Company’s desired market positioning with respect to each element separately as well as the value of the executive compensation program as a total package. The Committee strives to balance all of the compensation elements to arrive at what it believes is an appropriate and competitive compensation package that creates the desired incentives. For Fiscal 2011 the Company’s executive compensation program consisted of five elements of compensation intended to reward and motivate executives in a manner consistent with the objectives stated above:

•	Base Salary;

•	Annual variable incentive cash compensation under the Company’s Fiscal 2011 Annual Performance Incentive Plan (or “APIP”);

•

Multi-year equity incentive compensation in the form of restricted stock awards that vest based on achievement of performance measures under the Company’s Fiscal 2011 Long-Term Incentive Plan (“LTIP”);

•	Standard fringe benefits available to all other employees; and

•	Executive Perquisites

Base Salary.    Base salary provides each NEO with a base level of income, and is paid on a bi-weekly schedule. The Committee’s base salary decisions for an individual named executive officer take into account many factors, including the executive’s experience, the executive’s performance in the most recent fiscal year, the executive’s current role and responsibilities with the Company, careful reference to relevant market data derived from publicly available sources, including third party surveys and reports or, when engaged, an independent compensation consultant and the Committee’s view of the executive’s future potential to drive value creation with the Company.

Variable Cash Incentive Compensation: Fiscal 2011 Annual Performance Incentive Plan (“APIP”).    In Fiscal 2011 the Company provided the Named Executive Officers with the opportunity to earn annual incentive cash awards under an annual performance incentive plan called the Annual Performance Incentive Plan (the “APIP”). The APIP is intended to provide an incentive for members of senior management, including the Named Executive Officers, to drive achievement of the Company’s shorter-term objectives which are typically derived from the annual operating financial plan approved by the Board of Directors. The target amount of the annual performance cash award is established each year as a percentage of base salary based on evaluation of numerous factors including those used to establish base salary. Awards are made only to the extent the Company meets or exceeds performance objectives or metrics established by the Committee for the applicable plan period.

Multi-Year Equity Incentive Compensation: Fiscal 2011 Long-Term Incentive Plan (“LTIP”).    The Company has, over its history, used several forms of equity compensation including stock options, tenure-based restricted stock grants and performance-based restricted stock grants. However, in recent years the Committee has elected to use performance-based restricted stock grants when granting long-term incentive equity to its NEO’s. In Fiscal 2011, the NEO’s were awarded performance-based restricted stock units that vest based on the progress toward achievement, measured at the end of each fiscal quarter during the three-year period from the beginning of Fiscal 2011 through Fiscal 2013, of the aggregate amounts of total revenue, digital signage revenue and non-GAAP operating income before taxes (a measure of Company profitability) from the first three years of the Fiscal 2011 Strategic Operating Plan.

The Fiscal 2011 LTIP awards were comprised of newly issued shares under the 2009 Plan but also included amending the terms of the Fiscal 2009 LTIPs which vested based on the attainment of certain stock price levels which had become irrelevant. Given the limited equity resources available to the Company, the Committee determined that in this case it was not in the interest of the Company to allow such equity instruments to remain outstanding when they no longer provided any incentive value whatsoever. The following table shows the number of shares of restricted stock granted to Named Executive Officers that may be earned over the Fiscal 2011—Fiscal 2013 period under the Fiscal 2011 LTIPs:

Executive Officer	Newly Issued Shares	Additional Amended Shares	Total Targeted Shares
Gerald K. Perkel	106,667	213,333	320,000
E. Scott Hildebrandt	80,000	80,000	160,000
Douglas K. Barnes	33,333	66,667	100,000

Standard Employee Benefits.    The Committee also establishes benefit programs based on assessment of competitive market factors, affordability to the Company and a determination of what is required to attract and retain talented personnel. Primary fringe benefits available to all employees, including executive officers, include general health, dental and vision plans, 401(k) savings plan and various insurance plans, including disability and life insurance. The named executive officers are eligible to participate in these plans on the same terms and conditions as all other eligible employees, including payment of a portion of the cost of such benefits.

Executive Perquisites.    We provide to our President and Chief Executive Officer perquisites that are not provided to other employees. These perquisites resulted from the negotiation of the terms of Mr. Perkel’s employment prior to the commencement of his employment with the Company and constitute a very small percentage of his total compensation. The Committee conducts an annual review of these non-standard perquisites. For more information regarding these non-standard perquisites, see footnote [5] to the Fiscal 2011 Summary Compensation Table.

Executive Compensation Methodology and Processes

Independent Review and Approval.    The Committee makes all determinations with respect to the compensation of Named Executive Officers. For Fiscal 2011, the members of the Committee were E. Kay Stepp, who served as Chairperson, J. Michael Gullard and Gregory H. Turnbull, each of whom is an independent director who is not an employee of, or has any material business relationship with, the Company or its subsidiaries. The Committee evaluates the performance of the Company’s Chief Executive Officer (“CEO”) in relation to established goals and objectives. The Company’s CEO plays a role in establishing the compensation of the other NEO’s. The CEO presents an annual performance evaluation with respect to the other NEO’s and presents recommendations to the Committee regarding compensation for the other NEO’s. As noted above, the Committee has the ultimate authority to establish the compensation of all NEO’s. The Committee exercises its independent judgment when approving executive compensation and does not delegate any substantive responsibilities relating to approval of the compensation of the NEO’s. As such, the Committee has complete discretion to accept, reject, or modify any compensation recommendations made by the CEO with respect to other NEO’s. See “Board of Directors Committees” section of Item 10 “Directors, Executive Officers, and Corporate Governance of Planar Systems, Inc.” for a discussion of the Committee’s Charter and a listing of the Committee’s responsibilities

The Role of a Consultant to the Compensation Committee Retained in Fiscal 2011.    During Fiscal 2011, the Committee engaged Mercer as its compensation consultant (“Consultant”). In this capacity, Mercer conducted a review of the Company’s executive compensation programs relative to the Committee’s desired market positioning guidance, including an analysis of the structure and levels of compensation provided by the Company as compared to published compensation survey data. Mercer also reviewed the Company’s Long-Term Incentive Plan, the Company’s existing Change of Control Agreements and evaluated the Company’s governance practices with respect to compensation matters. Representatives of Mercer met with the Chair of the Committee and certain members of management to gather background information with respect to the Company, its business strategy and its compensation programs and practices. Mercer attended a meeting of the Committee and, based on its review and analysis of the Company’s executive compensation plans and arrangements, including the foregoing, presented its analysis. The report of Mercer clarified that the Company’s compensation plans and arrangements were operating in manner consistent with positioning determinations of the Committee, including that such arrangements have established a very strong linkage of compensation levels and Company performance metrics. Mercer advised the Committee that the Company’s Change of Control Agreements were consistent with its recommended best practices and Mercer had no significant recommendations for changes to the Company’s compensation-related governance practices.

Summary Compensation Table

The following table sets forth information regarding compensation for the Company’s President and Chief Executive Officer and each of the other two highest paid executive officers (together, the “named executive officers”) for fiscal years 2010 and 2011. All numbers are rounded to the nearest dollar.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Gerald Perkel,
President and Chief Executive Officer(5)	2011	$480,353	$—	$590,565	$—	$697,980	$27,459	$1,796,357
	2010	461,155	—	207,026	—	287,500	27,669	983,350
E. Scott Hildebrandt,
Senior Vice President and Chief Financial Officer
	2011	320,334	—	286,089	—	316,081	9,800	932,304
	2010	311,129	—	85,869	—	131,752	9,800	538,550
Douglas K. Barnes,
Vice President and General Manager(6)	2011	276,711	—	201,555	—	225,207	9,800	713,273
	2010	268,518	—	84,195	7,435	93,730	9,800	463,678

(1)

Represents the aggregate grant date fair value recognized under FASB Accounting Standards Codification Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”) in the applicable fiscal year with respect to performance based restricted stock awards and tenure-based restricted stock awards granted in fiscal years 2011, 2010 and prior years. The valuation assumptions for our restricted stock grants are described in Footnote 9 to our financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2011.

(2)	Represents the aggregate grant date fair value recognized under ASC Topic 718 in the applicable fiscal year with respect to stock options granted in prior years. The valuation assumptions for our stock options are described in Footnote 9 to our financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2011.
(3)	Unless otherwise noted, all amounts listed under the Non-Equity Incentive Plan Compensation consist of amounts paid under our fiscal 2011 Annual Performance Incentive Plan (or “APIP”).
(4)	Except as otherwise described in the footnotes below, the amounts set forth under All Other Compensation represent matching amounts contributed on behalf of the named executive officer to the Company sponsored 401(k) employee savings plan covering all the Company’s U.S. employees.
(5)	The amount set forth for Mr. Perkel under All Other Compensation for fiscal 2011 includes $9,800 of 401(k) matching contributions, $15,640 for financial planning and tax services and $2,019 for supplemental life insurance premiums.
(6)	Mr. Barnes’ employment with the Company terminated effective as of November 4, 2011.

Outstanding Equity Awards At Fiscal Year End

The following table provides information regarding the number and estimated value of outstanding stock options and unvested stock awards held by each of the named executive officers at September 30, 2011.

		Option Awards					Stock Awards
	Grant Date	Number of Securities underlying Unexercised Options: Exercisable		Number of Securities underlying Unexercised Options: Unexercisable	Option exercise price	Option expiration date	Number of shares or units of stock unvested	Market value of shares or units of stock unvested(2)	Equity Incentive Plan Awards: Number of unearned shares or units unvested(3)	Equity Incentive Plan Awards: Value of unearned shares or units unvested
Gerald K. Perkel	9/26/05	240,000	(1)		$7.85	9/26/15
	10/9/07								134,037	$266,734
	11/20/09						97,780	$194,582
	9/27/10								106,667	$212,267

E. Scott Hildebrandt	11/22/05	120,000	(1)		$9.44	11/22/15
	4/11/07								40,352	$80,300
	11/20/09						40,556	$80,706
	9/27/10								80,000	$159,200

Douglas K. Barnes(4)	10/29/04	20,000	(5)		$9.85	10/29/14
	8/11/05	5,000	(6)		$7.71	8/11/15
	12/8/05	30,000	(6)		$9.50	12/8/15
	4/11/07								11,887	$23,655
	10/9/07								30,000	$59,700
	11/20/09						37,224	$74,076
	9/27/10								33,333	$66,333

(1)	Options vested over 4 years, 25% on first anniversary, and 6.25% on the last day of the fiscal quarter thereafter. Options have a 10 year term.
(2)	Shares vest quarterly over three years, through the end of fiscal 2012.
(3)	Share vest based on the achievement of certain performance metrics for a term through the end of fiscal year 2015.
(4)	Mr. Barnes’ employment with the Company terminated effective as of November 4, 2011.
(5)	Options vested over 4 years, 25% at 30 months and 25% semiannually thereafter. Options have a 10 year term.
(6)	Options vested over 4 years, 25% on the first anniversary, and 6.25% quarterly thereafter. Options have a 10 year term.

Employment Agreements

The Company and Gerald Perkel have entered into an Executive Employment Agreement dated and effective as of September 26, 2005, that was amended and restated effective December 31, 2008 (“Employment Agreement”). The Employment Agreement had an initial term ending September 26, 2008, and provides that on each anniversary thereafter, the term of the Employment Agreement will be automatically extended by one additional year, unless either party gives 90 days prior written notice that the term of the Employment Agreement will not be so extended. If a “Change in Control” (as defined in the Employment Agreement) occurs during the term of the Employment Agreement, the Employment Agreement will continue in effect until two years after the Change in Control.

Pursuant to the Employment Agreement, in fiscal 2012 Mr. Perkel is paid a base salary of $481,750 per year and has an annual cash bonus target of 125% of his base salary. Mr. Perkel is entitled to receive such insurance and employment benefits as are available to other executive officers of the Company, plus certain additional life insurance benefits.

If Mr. Perkel’s employment is terminated by the Company for “Cause” (as defined in the Employment Agreement) or if Mr. Perkel terminates his employment with the Company without “Good Reason” (as defined in the Employment Agreement), Mr. Perkel would be paid the amount of his base salary and annual bonus earned and payable through the effective date of such termination, together with any other compensation or benefits that have been earned but not yet paid to him.

If the Company terminates Mr. Perkel’s employment other than for Cause or if Mr. Perkel terminates employment for Good Reason, or if the Company notifies Mr. Perkel that the term of his Employment Agreement will not be extended and not in connection with a change in control, he will be entitled to receive the following:

For a period of twenty-four (24) months following the effective date of his termination, the Company shall continue to pay Mr. Perkel his then current base salary, payable according to the Company’s normal payroll practices;

If Mr. Perkel elects to continue his group health benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will reimburse Mr. Perkel for the premiums paid by him for his COBRA continuation coverage for a period of up to eighteen (18) months following the effective date of termination;

Subject to the Company’s ability to obtain such coverage under its group health plans and Mr. Perkel’s eligibility under the Company’s group health plans and following exhaustion of any applicable COBRA continuation periods, Mr. Perkel may continue his group health plans (medical, dental and vision) coverage for himself only, at his expense from the date he would otherwise lose coverage until he reached age 65;

The Company will pay the premiums to continue basic life, supplemental life and disability insurance coverage maintained by Mr. Perkel through the Company (or, if the terms of such plans do not permit coverage of former employee, the Company will pay the premiums for insurance providing substantially the same coverage) for a period of eighteen (18) months following the effective date of termination; and

Full vesting of Mr. Perkel’s then-outstanding equity awards that would, by their terms, vest within twelve months of the effective date of termination, including one-third of all unvested or unearned restricted stock performance share grants (Long Term Incentive Plan equity grants).

If the Company terminates Mr. Perkel’s employment other than for Cause or if Mr. Perkel terminates employment for Good Reason, or if the Company notifies Mr. Perkel that the term of his Employment Agreement will not be extended within twenty-four (24) months after a change in control of the Company, or if Mr. Perkel is terminated and a Change in Control occurs within ninety (90) days following his termination, Mr. Perkel will be entitled to receive the following:

A single payment equal to the higher of two times his annual base salary in effect just prior to the notice of termination or his base salary in effect immediately prior to the Change in Control, plus two times the higher of his target incentive for the year in which the notice of termination is given or his target incentive for the year in which the Change in Control occurs;

If Mr. Perkel elects to continue his group health benefits under COBRA, the Company will reimburse Mr. Perkel for the premiums paid by him for his COBRA continuation coverage (for himself and his dependents, if applicable) for a period of up to eighteen (18) months following the effective date of termination;

Subject to the Company’s ability to obtain such coverage under its group health plans and Mr. Perkel’s eligibility under the Company’s group health plans and following exhaustion of any applicable COBRA continuation periods, Mr. Perkel may continue his group health plans (medical, dental and vision) coverage for himself only, at his expense from the date he would otherwise lose coverage until he reached age 65;

The Company will pay the premiums to continue basic life, supplemental life and disability insurance coverage maintained by Mr. Perkel through the Company (or, if the terms of such plans do not permit coverage of former employee, the Company will pay the premiums for insurance providing substantially the same coverage) for a period of twenty four (24) months following the effective date of termination; and

Full vesting of Mr. Perkel’s then-outstanding equity awards including all unvested or unearned restricted stock performance share grants (Long Term Incentive Plan equity grants).

In the event that Mr. Perkel’s employment is terminated as a result of his death or disability, the Company will (i) pay Mr. Perkel or his estate all compensation and benefits that have been earned but not yet paid, plus an amount equal to 18 months base salary; (ii) provide Mr. Perkel and/or Mr. Perkel’s family with basic life, supplemental life, accident, medical and dental insurance benefits for a period of 18 months after termination; and (iii) accelerate the vesting of all outstanding stock options and stock grants (except certain stock grants with performance-based vesting) that would, by their terms, vest within 18 months after the date of termination of employment.

Executive Severance Agreements

The Company has entered into Amended and Restated Executive Severance Agreements (the “Agreements”) with certain executive officers, including Messrs. Barnes and Hildebrandt. The Agreements are for a term ending on October 1, 2008, provided that on that date and each anniversary thereafter, the term of the Agreements will be automatically extended by one additional year unless either party gives 90 days prior written notice that the term of an Agreement will not be so extended. If a “Change in Control” (as defined in the Agreements) occurs during the term of Agreements, the Agreements will continue in effect until two years after the Change in Control.

E. Scott Hildebrandt.    Under the Agreement between the Company and Mr. Hildebrandt, if the Company terminates his employment other than for cause or if the Company notifies Mr. Hildebrandt that the term of his Agreement will not be extended and not in connection with a change in control, he will be entitled to receive the following:

For a period of eighteen (18) months following the effective date of his termination, the Company shall continue to Mr. Hildebrandt his then current base salary, payable according to the Company’s normal payroll practices;

If Mr. Hildebrandt elects to continue his group health benefits under COBRA, the Company will reimburse Mr. Hildebrandt for the premiums paid by him for his COBRA continuation coverage for a period of up to eighteen (18) months following the effective date of termination;

Subject to the Company’s ability to obtain such coverage under its group health plans and Mr. Hildebrandt’s eligibility under the Company’s group health plans and following exhaustion of any applicable COBRA continuation periods, Mr. Hildebrandt may continue his group health plans (medical, dental and vision) coverage for himself only, at his expense from the date he would otherwise lose coverage until he reached age 65; and

The Company will make available to Mr. Hildebrandt for a period of twelve (12) months after termination outplacement services in an outplacement program and with a provider selected by the Company.

If Mr. Hildebrandt’s employment is terminated without cause or if Mr. Hildebrandt terminates employment for Good Reason, or if the Company notifies Mr. Hildebrandt that the term of his Agreement will not be extended within twenty-four (24) months after a change in control of the Company, or if Mr. Hildebrandt is terminated and a Change in Control occurs within ninety (90) days following his termination:, Mr. Hildebrandt will be entitled to receive the following:

Each month for a period of eighteen (18) months following the effective date of Mr. Hildebrandt’s termination the Company will continue to pay his base salary in affect at the time of termination, plus one-twelfth of 100% of the targeted annual incentive for the year in which notice of termination is delivered, payable according to the Company’s normal payroll practices;

If Mr. Hildebrandt elects to continue his group health benefits under COBRA, the Company will reimburse Mr. Hildebrandt for the premiums paid by him for his COBRA continuation coverage (for himself and his dependents, if applicable) for a period of up to eighteen (18) months following the effective date of termination;

Subject to the Company’s ability to obtain such coverage under its group health plans and Mr. Hildebrandt’s eligibility under the Company’s group health plans and following exhaustion of any applicable COBRA continuation periods, Mr. Hildebrandt may continue his group health plans (medical, dental and vision) coverage for himself only, at his expense from the date he would otherwise lose coverage until he reached age 65;

The Company will make available to Mr. Hildebrandt for a period of twelve (12) months after termination outplacement services in an outplacement program and with a provider selected by the Company; and

All outstanding options to purchase stock of the Company (or any successor) held by Mr. Hildebrandt that are subject to time-based vesting and all grants of restricted Company stock held by Mr. Hildebrandt that are subject to time-based vesting shall become fully vested as of the effective date of his termination. Upon a change of control all performance based restricted shares are converted to time-based restricted stock and would become fully vested as of the date of termination.

Douglas K. Barnes.    Mr. Barnes’ employment with the Company terminated effective as of November 4, 2011. Pursuant to the terms of the Agreement between the Company and Mr. Barnes, Mr. Barnes will receive the following in connection with the termination of his employment:

For a period of twelve (12) months following the effective date of his termination, the Company will continue to pay Mr. Barnes his then current base salary, payable according to the Company’s normal payroll practices;

If Mr. Barnes elects to continue his group health benefits under COBRA, the Company will reimburse him for the premiums paid by him for COBRA continuation coverage for a period of up to eighteen (18) months following the effective date of the termination; and

The Company will make available to Mr. Barnes for a period of twelve (12) months after termination outplacement services in an outplacement program and with a provider selected by the Company.

Limitations on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code generally limits the tax deductibility of compensation paid by a public Company to its Chief Executive Officer and certain other highly compensated executive officers to $1.0 million in the year the compensation becomes taxable to the executive. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.

The Company believes that it is important to preserve flexibility in administering compensation programs in a manner designed to attract, retain and reward high-performing executives or promote varying corporate goals. Accordingly, the Company has not adopted a policy that all compensation must qualify as deductible under Section 162(m). Amounts paid under any of the Company’s compensation programs, including base salaries, annual performance incentive plan and restricted stock that vest over time may not qualify under the IRS rules as compensation excluded from the limitation on deductibility.

Equity Compensation Plan Information

The following table provides information with respect to the shares of Common Stock that may be issued under the Company’s existing equity compensation plans as of September 30, 2011. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies which originally granted those options. Footnote (3) to the table sets forth the total number of shares of Common Stock issuable upon the exercise of those assumed options as of September 30, 2011, and the weighted average exercise price of those options.

A

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(1)	307,838	$12.45	1,699,111
Equity Compensation Plans Not Approved by Shareholders(2)	768,949	9.19	—

Total	1,076,787	$10.12	1,699,111

(1)	Consists of the Company’s Amended and Restated 1993 Stock Option Plan for Nonemployee Directors, 1996 Stock Incentive Plan, 2004 Employee Stock Purchase Plan and 2009 Incentive Plan.
(2)	Consists of the Company’s 1999 Nonqualified Stock Option Plan, the Company’s 2007 New Hire Incentive Plan and nonqualified stock options granted under individual inducement plans to Gerald K. Perkel in fiscal 2005, E. Scott Hildebrandt in fiscal 2006, and Stephen M. Going in fiscal 2007. All of these stock options have an exercise price equal to the fair market value of the Common Stock on the date the option was granted. All other options granted before fiscal year 2007 have a ten-year term and vested over a four-year period, with 25% vesting on the first anniversary of the date of grant and 6.25% vesting quarterly thereafter. Options granted after fiscal year 2007 have a seven-year term and vested over a three-year period, with one-third vesting on each of the first three anniversaries of the date of grant.
(3)	The table does not include information for equity compensation plans assumed by the Company in connection with acquisitions of the companies which originally established those plans. As of September 30, 2011, a total of 75,920 shares of Common Stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $6.63 per share. No additional options may be granted under those plans.

The 1999 Nonqualified Stock Option Plan.    The 1999 Nonqualified Stock Option Plan (the “Nonqualified Plan”) was not approved by shareholders. No shares are available for future option grants under the Nonqualified Plan. Options were available for grant under the Nonqualified Plan to employees of the Company who were neither officers nor Directors at the time of grant. The Board of Directors authorized 1,565,000 shares of Common Stock for issuance under the Nonqualified Plan. All options were granted with an exercise price per share equal to the fair market value per share of Common Stock on the grant date. Each option is subject to vesting in installments over the optionee’s period of service with the Company. All options are non-statutory options under the federal tax law. As of September 30, 2011, options covering 324,949 shares of Common Stock were outstanding under the Nonqualified Plan and options covering zero shares had been exercised. As noted above, as of September 30, 2011, zero shares remained available for future option grants.

2007 New Hire Incentive Plan.    The 2007 New Hire Incentive Plan (the “New Hire Incentive Plan”) was not approved by shareholders. No shares are available for future grants under the New Hire Incentive Plan. Options were available for grant under the New Hire Incentive Plan only as an inducement to employment to persons not previously employed by the Company (including employees hired in connection with a merger or acquisition) or rehired after a bona fide period of interruption of employment. The Board of Directors authorized 400,000 shares of Common Stock for issuance under the New Hire Incentive Plan. All options were granted with an exercise price per share equal to the fair market value per share of Common Stock on the grant date. Each option is subject to vesting in installments over the optionee’s period of service with the Company. All options are non-statutory options under the federal tax law. As of September 30, 2011, options covering 14,000 shares of Common Stock were outstanding under the New Hire Incentive Plan and, as noted above, zero shares remained available for future option grants.

2009 Incentive Plan.    On November 20, 2009, the Company’s shareholders approved the Planar Systems, Inc. 2009 Incentive Plan (the “2009 Plan”). The 2009 Plan replaced the Company’s Amended and Restated 1993 Stock Incentive Plan for Nonemployee Directors, Clarity Visual Systems, Inc. 1995 Stock Incentive Plan, Clarity Visual Systems, Inc. Non-Qualified Stock Option Plan, 1996 Stock Incentive Plan, 1999 Nonqualified Stock Option Plan, 2007 New Hire Incentive Plan, and any individual inducement award, which are collectively referred to here as the “Prior Plans.” The 2009 Plan authorizes the issuance of 1,300,000 shares of our common stock. In addition, up to 2,963,375 shares subject to awards outstanding under the Prior Plans on the date the 2009 Plan was approved by the Company’s shareholders may become available for issuance under the 2009 Plan to the extent that these shares cease to be subject to the awards (such as by expiration, cancellation or forfeiture of the awards). The maximum number of shares that may be issued under the 2009 Plan is 4,263,375 shares, including shares that may become available from the Prior Plans. The Company issued a total of 817,167 shares of restricted stock to employees in 2011. In the Proxy Statement dated October 16, 2009 issued in connection with the approval of the 2009 Plan, the Company pledged (the “Burn Rate Pledge”) to limit its average annual “burn rate” (shares issued to employees, directors, and consultants under its compensatory equity arrangements) to 6.3% of the Company’s weighted average legally issued and outstanding shares. The 817,167 full value shares issued in fiscal 2011 represented 6.0% of the Company’s 20,290,641 weighted average legally issued and outstanding shares for fiscal 2011 (with full value shares such as those issued by the Company during fiscal 2011 deemed to equal 1.5 shares per the terms of the Burn Rate Pledge).

DIRECTOR COMPENSATION

The Chairman of the Board receives an annual retainer of $60,000. Nonemployee directors of the Company, other than the Chairman, receive a $35,000 annual retainer. Audit Committee members receive an annual retainer of $12,000 and the Chair of the Audit Committee receives an additional annual retainer of $7,000. Compensation Committee members receive a $9,000 annual retainer, and the Chair of the Compensation Committee receives an additional annual retainer of $5,000. Governance Committee members receive an annual retainer of $5,000 and the Chair of the Governance Committee receives an additional annual retainer of $2,500. In fiscal year 2011, each nonemployee director also received 18,000 shares of restricted stock that vest on the earlier of one year after the date of grant or the date of the Company’s next annual meeting of shareholders. The closing price of the Company’s shares on the date of grant was $2.91 per share. Under certain circumstances, the nonemployee directors of the Company are reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings.

The table below summarizes the compensation paid to our nonemployee directors for the fiscal year ended September 30, 2011:

Director Name	Fees earned or paid in cash ($)	Restricted Stock awards ($)(1)(2)	Stock Option awards ($)(3)	Total ($)
J. Michael Gullard	$56,000	$44,780	$—	$100,780
Carl W. Neun	54,000	44,780	—	98,780
E. Kay Stepp	53,500	44,780	—	98,280
Gregory H. Turnbull	71,250	44,780	—	116,030
Steven E. Wynne	53,750	44,780	—	98,530

(1)	Represents the amount of compensation expense recognized under ASC Topic 718 in fiscal year 2011 with respect to shares of time-based restricted stock awarded in fiscal year 2011.
(2)	The aggregate number of shares of unvested restricted stock outstanding as of September 30, 2011 for each nonemployee director was 18,000.
(3)	The aggregate number of stock options outstanding at September 30, 2011 was as follows: Mr. Gullard—16,000; Mr. Neun—36,000; Ms. Stepp—36,000; Mr. Turnbull—57,338; Mr. Wynne—32,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference the information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” above in Part III, Item 11 “Executive Compensation.”

The following table sets forth certain information regarding the ownership of Common Stock as of December 30, 2011 with respect to: (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s nominees for election as director, (iv) each of the Company’s named executive officers, and (v) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Outstanding
Royce & Associates, LLC(2)	2,023,752	9.9%
745 Fifth Avenue
New York, NY 10151

Renaissance Technologies Corp.(3)	1,084,900	5.3
800 Third Avenue
New York, NY 10022

Dimensional Fund Advisors LP(4)	1,135,653	5.6
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Central Square Management LLC(5)	1,002,356	4.9
Kelly Cardwell
27475 Ferry Road
Warrenville, IL 60555

Gerald K. Perkel	767,587	3.7
E. Scott Hildebrandt	331,556	1.6
Douglas K. Barnes	186,062	*
J. Michael Gullard	86,845	*
Carl W. Neun	100,267	*
David Sandberg(6)	207,019	1.0
Gregory H. Turnbull	170,412	*
Steven E. Wynne	90,267	*
Executive Officers and Directors as a group (9 persons)	2,105,521	10.0

*	less than one percent
(1)	Beneficial ownership is determined in accordance with rules of the SEC, and includes voting power and investment power with respect to shares. Shares issuable upon the exercise of outstanding stock options that are currently exercisable or become exercisable within 60 days from December 30, 2011 and shares of restricted stock that vest within 60 days from December 30, 2011 are considered outstanding for the purpose of calculating the percentage of Common Stock owned by such person, but not for the purpose of calculating the percentage of Common Stock owned by any other person. The number of (i) shares of restricted stock that will vest within 60 days of December 30, 2011; and (ii) shares that are issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of December 30, 2011 is as follows: Mr. Perkel—240,000; Mr. Gullard—34,000; Mr. Neun—54,000; Mr. Sandberg—0; Mr. Turnbull—75,338; Mr. Wynne—50,000; Mr. Hildebrandt—120,000; Mr. Barnes—55,000; and all directors and officers as a group—752,338.
(2)	This information as to beneficial ownership is based on a Schedule 13G filed by Royce & Associates, LLC (“Royce”) with the SEC on January 20, 2012. The Schedule 13G states that Royce is the beneficial owner of 2,023,752 shares of Common Stock, as to which it has sole voting power and sole dispositive power.
(3)	This information as to beneficial ownership is based on a Schedule 13G filed by Renaissance Technologies Corp. and James H. Simons (“Renaissance”) with the SEC on February 11, 2011. The Schedule 13G states that Renaissance is the beneficial owner of an aggregate of 1,084,900 shares of Common Stock, as to which it has sole voting power and sole dispositive power.
(4)	This information as to beneficial ownership is based on a Schedule 13G filed by Dimensional Fund Advisors Inc. (“Dimensional”) with the SEC on February 11, 2011. The Schedule 13G states that Dimensional is the beneficial owner of an aggregate of 1,135,653 shares of Common Stock, including 1,113,748 shares as to which it has sole voting power and 1,135,653 shares as to which it has sole dispositive power.
(5)	This information as to beneficial ownership is based on a Schedule 13G filed by Central Square Management LLC and Kelly Cardwell (the “Reporting Persons”) with the SEC on December 2, 2011. The Schedule 13G states that the Reporting Persons are the beneficial owner of an aggregate of 1,002,356 shares of Common Stock, as to which they have shared voting and dispositive power.
(6)	Includes 158,100 shares of Common Stock held by The Red Oak Fund, LP (“Red Oak Fund”) and 48,919 shares of Common Stock held by Pinnacle Fund LLLP (“Pinnacle”). Both Red Oak Fund and Pinnacle are affiliates of Red Oak Partners, LLC. David Sandberg is the managing member of Red Oak Partners, LLC and has sole power to dispose or to direct the disposition of all of the shares of Common Stock held by Red Oak Fund and Pinnacle and the power to vote or direct the vote of all such shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since September 25, 2010, there has not been any transaction or series of transactions to which the Company was or is to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of the Company’s common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than the arrangements with Mr. Barnes in connection with the termination of his employment, and compensation arrangements with the Company’s executive officers and directors, all on terms described under “Executive Compensation” above. The Audit Committee is responsible for the review and approval of all related party transactions.

The Board of Directors has determined that J. Michael Gullard, Carl W. Neun, E. Kay Stepp, David Sandberg, Gregory H. Turnbull and Steven E. Wynne are “independent” as defined by applicable Nasdaq Stock Market rules.

Item 14.	Principal Accountant Fees and Services

Audit Fees.    The aggregate fees billed by KPMG LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended September 30, 2011 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for that fiscal year were $500,180. Fees billed by KPMG LLP for those services for the fiscal year ended September 24, 2010 were $532,000.

Tax Fees.    The aggregate fees billed by KPMG LLP for professional services for tax compliance, tax advice, tax planning and fees relating to federal, state, local and international tax filings were $133,549 for the fiscal year ended September 30, 2011. The aggregate fees billed for tax compliance, tax advice and tax planning were $138,000 for the fiscal year ended September 24, 2010.

All Other Fees.    KPMG LLP billed no additional fees for services other than as described above under “Audit Fees” and “Tax Fees” for the fiscal years ended September 30, 2011 and September 24, 2010.

All services to be provided by KPMG LLP are required to be approved by the Audit Committee, in advance. The audit and audit-related services are approved annually. These services include, but are not limited to, the annual financial statement audit, statutory audits of certain foreign subsidiaries and reviews of consolidated quarterly results as reported on Form 10-Q. With respect to services for other than audit and audit related services, at least annually, the independent auditor submits to the Audit Committee, for its approval, anticipated engagements for the ensuing year, at the time the Audit Committee reviews and approves the annual audit engagement. In conjunction with the Audit Committee’s regularly scheduled meetings, the independent auditor presents to the Audit Committee for pre-approval any proposed engagements not previously reviewed and approved. In the event that an audit or non-audit service requires approval prior to the next regularly scheduled meeting of the Audit Committee, the auditor must contact the Chair of the Audit Committee to obtain such approval. The approval must be reported to the Audit Committee at its next regularly scheduled meeting.

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

The independent registered public accounting firm report with respect to the above-listed financial statements appears on page 31 of this Report.

(a)(3) Exhibits

Exhibit Number	Title
2.1	Agreement and Plan of Merger and Reorganization by and among Planar Systems, Inc., Cornell Acquisition Corporation, Clarity Visual Systems, Inc. and certain other parties date as of July 18, 2006 (4)

2.2	Asset Purchase Agreement by and among Compton Acquisition, Inc., Runco International, Inc., and the stockholders of Runco International, Inc., dated as of May 23, 2007 (17)

2.3	Stock Purchase Agreement by and among NDS Surgical Imaging, LLC, NDS Imaging Holdings, LLC and Planar Systems, Inc., dated as of August 6, 2008 (23)

3.1	Second Restated Articles of Incorporation of Planar Systems, Inc. (1)

3.2	Second Restated Bylaws of Planar Systems, Inc. (7)

3.3	Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (2)

3.4	Second Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (3)

3.5	Fourth Amendment to Second Restated Bylaws of Planar Systems, Inc. (20)

4.1	Specimen stock certificate (1)

4.2	Rights Agreement dated as of February 3, 2006 between Planar Systems, Inc. and Mellon Investor Services, LLC. (3)

10.1	Lease agreement dated as of May 20, 1998 between Metra Corporation and Planar International, Ltd (English translation) (5)

10.2	1996 Stock Incentive Plan* (6)

10.3	Planar Systems, Inc. 1999 Nonqualified Stock Option Plan* (7)

10.4	Planar Systems, Inc. Deferred Compensation Plan* (7)

10.5	Lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (8)

10.6	Addendum to lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (8)

10.7	Planar Systems, Inc. 2004 Employee Stock Purchase Plan* (10)

10.8	Executive Employment Agreement by and between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (11)

Exhibit Number	Title
10.9	Letter Agreement between Scott Hildebrandt and Planar Systems, Inc. dated as of November 22, 2005* (12)

10.10	Amended and Restated Planar Systems, Inc 1993 Stock Option Plan for Nonemployee Directors (13)

10.11	Clarity Visual Systems, Inc. 1995 Stock Incentive Plan* (14)

10.12	Clarity Visual Systems Inc. Non-Qualified Stock Option Plan* (14)

10.13	Lease Agreement dated as of December 27, 2006 between Techpointe Commons and Planar Systems, Inc. (15)

10.14	Terms of Employment between Planar Systems, Inc. and Stephen Going dated as of January 22, 2007* (16)

10.15	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Douglas Barnes, Mark Ceciliani, Kris Gorriaran, and Stephen Going)* (18)

10.16	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Scott Hildebrandt)* (18)

10.17	Form of Fiscal Year 2008 to Fiscal Year 2010 Long Term Incentive Plan Award Agreement* (19)

10.18	Planar Systems, Inc. 2007 New Hire Incentive Plan* (24)

10.19	Lease agreement dated as of September 20, 2007 between Equastone Amberglen, LLC and Planar Systems, Inc. (21)

10.20	Form of Indemnification Agreement for Officers and Directors (22)

10.21	Form for Performance Share Agreement between Planar Systems, Inc. and Gerald Perkel, Scott Hildebrandt, Douglas Barnes, and Stephen Going* (25)

10.22	Form for Performance Share Amendment between Planar Systems, Inc. and Gerald Perkel, Scott Hildebrandt, Douglas Barnes, and Stephen Going* (25)

10.23	Form for Performance Share Amendment and Form for Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, Douglas Barnes, and Stephen Going dated as of December 14, 2009* (26)

10.24	Form for Restricted Stock Notice between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, Douglas Barnes, and Stephen Going dated as of November 20, 2009* (26)

10.25	Planar Systems, Inc. 2009 Incentive Plan* (26)

10.26	Amended and Restated Credit Agreement dated as of December 1, 2009 between Planar Systems, Inc. and Bank of America, N.A. (27)

10.27	Form of Restricted Stock Award Notice between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, E. Kay Stepp, Gregory H. Turnbull, and Steven E. Wynne dated as of February 16, 2010* (28)

10.28	2004 Employee Stock Purchase Plan as amended February 16, 2010* (28)

10.29	Amendment to Amended and Restated Credit Agreement dated as of March 10, 2010 (28)

10.30	Second Amendment to Amended and Restated Credit Agreement by and between Planar Systems, Inc. and Bank of America, N.A., entered into effective as of November 18, 2010 (29)

10.31	Planar Amberglen 1195 Building Second Amendment to Lease by and between Planar Systems, Inc. and Amberglen Properties Limited Partnership, dated as of October 14, 2010 (30)

Exhibit Number	Title
10.32	Planar Amberglen 1400 Building First Amendment to Lease by and between Planar Systems, Inc. and Amberglen Properties Limited Partnership, dated as of October 14, 2010 (30)

10.33	Form for Performance Share Amendment between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, Douglas Barnes, and Stephen Going dated September 22, 2010* (30)

10.34	Form for Restricted Stock Notice and Form for Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, Douglas Barnes, and Stephen Going dated September 27, 2010* (30)

10.35	Form for Restricted Stock Agreement between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, E. Kay Stepp, Gregory H. Turnbull, and Steven E. Wynne dated as of February 17, 2011* (31)

10.36	First Amendment to Lease by and between Planar Systems, Inc. and St. Paul Fire and Marine Insurance Company, dated as of May 1, 2011 (32)

10.37	Form for Restricted Stock Award Notice between Planar Systems, Inc. and Stephen Going dated as of September 30, 2011* (33)

10.38	Lease amendment dated as of April 20, 2011 between VARMA and Planar Systems, Oy (English translation) (33)

14.0	Code of Conduct of Planar Systems, Inc. (9)

21.0	Subsidiaries of Planar Systems, Inc. (33)

23.0	Consent of KPMG LLP, Independent registered public accounting firm (33)

24.0	Power of Attorney (included on Signature Page)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document** (33)

101.SCH	XBRL Taxonomy Extension Schema Document** (33)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document** (33)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document** (33)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document** (33)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document** (33)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 27, 1996.
(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on February 9, 2006.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 21, 2006.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 25, 1998.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 1997.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 24, 1999.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2001.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 2003.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2005.
(13)	Incorporated by reference to the Company’s Proxy Statement dated December 22, 2005 filed on December 29, 2005.
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-138064) filed on October 18, 2006.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2006.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2007.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2007.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2007.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2007.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2008.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2008.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2007.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2008.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2009.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 7, 2009.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2010.
(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 23, 2010.
(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.
(32)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011.
(33)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC

January 27, 2012	By:	/s/ SCOTT HILDEBRANDT
Scott Hildebrandt
Vice President
Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ GERALD K. PERKEL Gerald K. Perkel	President, Chief Executive Officer, Director (Principal Executive Officer)	January 27, 2012

/s/ SCOTT HILDEBRANDT Scott Hildebrandt	Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	January 27, 2012

/s/ CARL NEUN* Carl Neun	Director	January 27, 2012

/s/ E. KAY STEPP* E. Kay Stepp	Director	January 27, 2012

/s/ GREGORY H. TURNBULL* Gregory H. Turnbull	Chairman	January 27, 2012

/s/ STEVEN E. WYNNE* Steven E. Wynne	Director	January 27, 2012

/s/ MICHAEL GULLARD* Michael Gullard	Director	January 27, 2012

* By	/s/ SCOTT HILDEBRANDT Scott Hildebrandt Attorney-in-fact