Form 10-Q
period 2011-12-30
PLANAR SYSTEMS INC
filed 2012-02-08
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended December 30, 2011

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

Number of common stock outstanding as of February 6, 2012

20,372,064 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended
	Dec. 30, 2011	Dec. 31, 2010
	(In thousands, except per share amounts)
Sales	$47,708	$41,763
Cost of sales	37,197	30,105

Gross profit	10,511	11,658
Operating expenses:
Research and development, net	2,719	2,764
Sales and marketing	6,937	5,495
General and administrative	4,079	4,228
Amortization of intangible assets	175	512

Total operating expenses	13,910	12,999

Loss from operations	(3,399)	(1,341)
Non-operating income (expense):
Interest, net	—	(2)
Foreign exchange, net	426	72
Other, net	42	68

Net non-operating income (expense)	468	138

Loss before income taxes	(2,931)	(1,203)
Provision for income taxes (Note 7)	265	100

Net loss	(3,196)	(1,303)

Net loss per share
Basic	$(0.16)	$(0.07)
Diluted	$(0.16)	$(0.07)

Average shares outstanding—basic	19,822	19,226
Average shares outstanding—diluted	19,822	19,226

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Dec. 30, 2011	Sept. 30, 2011
	(unaudited)
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash	$20,271	$22,231
Accounts receivable, net of allowance for doubtful accounts of $1,456 at December 30, 2011 and $1,622 at September 30, 2011	22,453	25,881
Inventories (Note 2)	43,828	42,967
Other current assets	4,912	4,587

Total current assets	91,464	95,666
Property, plant and equipment, net	3,853	4,265
Intangible assets, net	1,086	1,261
Other assets	4,427	4,110

	$100,830	$105,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,582	$15,549
Deferred revenue	1,561	2,339
Other current liabilities (Notes 5 and 6)	16,807	18,485

Total current liabilities	35,950	36,373
Other long-term liabilities	6,464	6,270

Total liabilities	42,414	42,643
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 19,975,062 and 19,758,400 issued shares at December 30, 2011 and September 30, 2011, respectively	183,107	182,826
Retained earnings (deficit)	(121,508)	(118,096)
Accumulated other comprehensive income (loss)	(3,183)	(2,071)

Total shareholders’ equity	58,416	62,659

	$100,830	$105,302

See accompanying notes to consolidated financial statements

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	Dec. 30, 2011	Dec. 31, 2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,196)	$(1,303)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	739	1,065
Share based compensation	282	464
Decrease in accounts receivable, net	3,145	7,341
Increase in inventories	(1,325)	(3,604)
Increase in other assets	(840)	(1,880)
Increase in accounts payable	2,089	409
Decrease in deferred revenue	(749)	(79)
Decrease in other liabilities	(1,245)	(1,990)

Net cash provided by (used in) operating activities	(1,100)	423
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(191)	(237)

Net cash used in investing activities	(191)	(237)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and capital lease obligations	—	(4)
Value of shares withheld for tax liability	(216)	(129)
Net proceeds from issuance of capital stock	—	60

Net cash used in financing activities	(216)	(73)
Effect of exchange rate changes on cash and cash equivalents	(453)	36

Net increase (decrease) in cash and cash equivalents	(1,960)	149
Cash at beginning of period	22,231	31,709

Cash at end of period	$20,271	$31,858

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in such financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 30, 2011. All references to a year or a quarter in these notes are to the Company’s fiscal year or quarter in the period stated.

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

The accompanying financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations from the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending September 28, 2012.

NOTE 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Dec. 30, 2011	Sept. 30, 2011
Raw materials	$18,786	$18,175
Work in process	2,862	2,440
Finished goods	22,180	22,352

	$43,828	$42,967

NOTE 3 - EARNINGS PER SHARE

Weighted average basic and diluted shares outstanding for the three months ended December 30, 2011 and December 31, 2010 were 19,822,000 and 19,226,000, respectively. The Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and nonvested shares, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options or nonvested shares as of December 30, 2011 and December 31, 2010, respectively, due to the Company incurring a net loss for each of the three months then ended.

NOTE 4 - SHAREHOLDERS’ EQUITY

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

The 2009 Plan provides for the granting of stock options, which generally vest and become exercisable over a three-year period and expire seven to ten years after the date of grant. Options were last granted in the second quarter of fiscal 2008.

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding at September 30, 2011	1,152,707	$9.89
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(16,860)	10.33

Options outstanding at December 30, 2011	1,135,847	$9.88

No options were exercised in the first quarter of 2012 and all options outstanding at December 30, 2011 were exercisable. As of December 30, 2011, the total pretax intrinsic value of options outstanding and options exercisable was $8 and the options had a weighted average remaining contractual term of 2.8 years.

Restricted Stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718, “Compensation – Stock Compensation”). Shares issued generally vest over a one- to three-year period upon the passage of time, or upon meeting objective performance conditions.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2011	1,385,934	$3.34
Granted	507,500	1.99
Vested	(327,936)	3.14
Canceled	(122,634)	3.76

Restricted stock outstanding at December 30, 2011	1,442,864	$2.87

Employee Stock Purchase Plan

In fiscal 2005 the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (“the Plan”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. In the second quarter of fiscal 2010, the Company’s shareholders approved an amendment to the Plan which increased the number of shares of common stock that may be purchased under the Plan from 400,000 shares to 1,400,000 shares. As of December 30, 2011, approximately 850,000 shares remained available for purchase.

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payment awards and employee stock purchases for the three months ended December 30, 2011 and December 31, 2010. The expense was allocated as follows:

	Three Months Ended December 30, 2011	Three Months Ended December 31, 2010
Cost of sales	$13	$17

Research and development	$39	$51
Sales and marketing	25	119
General and administrative	205	277

Share based compensation expense included in operating expenses	$269	$447

Share based compensation expense related to employee stock options, restricted stock awards and employee stock purchases	$282	$464

The Company recognizes compensation expense for all share based payment awards made to its employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The Company calculates the value of employee stock options on the date of grant using the Black-Scholes model. This model is also used to estimate the fair value of employee stock purchases related to the Employee Stock Purchase Plan. The Company values restricted stock awards at the closing price of the Company’s shares on the date of grant. As share based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on historical and anticipated future experience.

NOTE 5 - RESTRUCTURING CHARGES

No restructuring charges were incurred in the three months ended December 30, 2011 or December 31, 2010.

Restructuring charges related to previously recorded charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities
Balance as of September 30, 2011	$1,717	$184
Cash paid	(937)	—

Balance as of December 30, 2011	$780	$184

NOTE 6 - OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Dec. 30, 2011	Sept. 30, 2011
Warranty reserve	$3,686	$3,613
Accrued compensation	6,340	7,982
Income tax payable	2,084	792
Other	4,697	6,098

Total	$16,807	$18,485

The Company provides a warranty for its products and establishes an allowance at the time of sale which the Company believes, based on its best estimates, is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

Three months ended
Dec. 30, 2011
Balance at beginning of period	$3,613
Cash paid for warranty repairs	(996)
Provision for current period sales	1,069

Balance at end of period	$3,686

NOTE 7 - INCOME TAXES

The provision for income taxes for the first quarter of 2012 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision for income taxes is the result of a mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax provisions of $265 and $100 for the three months ended December 30, 2011 and December 31, 2010, respectively, were generated by a mix of tax expenses in foreign jurisdictions and state taxes.

For the three months ended December 30, 2011 the negative effective tax rate of 9.0% differs from the federal statutory rate due to the valuation allowance on U.S. losses. The negative effective tax rate of 8.3% for the three months ended December 31, 2010 differs from the federal statutory rate largely as a result of the Company’s valuation allowance on its U.S. net operating losses during the quarter. Other significant factors include the effects of the Company’s profitable operations in foreign jurisdictions with different tax rates, and the provision for state income taxes.

The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its U.S. deferred tax assets, and as of December 30, 2011 the valuation allowance is still in place. While a valuation allowance is still in place for financial statement purposes as of December 30, 2011, the valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

During the first quarter of 2012 there have been no material changes to the amount of unrecognized tax benefits under ASC Topic 740, “Income Taxes.” The Company is subject to taxation primarily in the United States, Finland, and France, as well as in certain states (including Oregon and California) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has settled with the Internal Revenue Service on their examination of all United States federal income tax matters through fiscal year 2006. The Company has also settled the Finnish tax authority’s examination of the Company’s returns for all tax years through 2006. In January 2011 the French tax authority began a routine examination of the Company’s French tax returns for fiscal years 2009 and 2010. It is reasonably possible that the Company’s uncertain tax positions could decrease by approximately $778 in the next twelve months due to utilization of credits in tax years in which the statue of limitations may expire or the settlement of the French examination.

The Company has not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. As of December 30, 2011 the undistributed earnings of these foreign operations were approximately $2,700.

NOTE 8 - BORROWINGS

The Company’s credit agreement was amended on November 17, 2011 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of December 30, 2011 the Company’s borrowing capacity was $10.2 million. The credit agreement, as amended, has an interest rate of LIBOR + 1.75%, expires on December 1, 2013 and performance of all of the Company’s obligations, thereunder, including repayment of borrowings is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of December 30, 2011 and September 30, 2011. The credit agreement contains certain financial covenants, with which the Company was in compliance as of December 30, 2011.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. Forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: poor or further weakened domestic and international business and economic conditions; changes or reductions in the demand for products in the various display markets served by the Company; any delay in the timing of customer orders or events impacting the Company’s ability to ship product upon receipt of a customer order including delays with respect to the delivery of components experienced by the Company whether due to unanticipated changes in vendor lead times or otherwise; the extent and timing of any additional expenditures by the Company to address business growth opportunities; any inability to reduce costs or to do so quickly enough, in either case, in response to reductions in revenue; adverse impacts on the Company or its operations relating to or arising from any inability to fund desired expenditures, including due to difficulties in obtaining necessary financing; changes in the flat panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or the ability to keep pace with technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods including as a result of natural disasters like the recent earthquakes and tsunami in Japan; future production variables resulting in excess inventory and other risk factors described under Part II, Item 1A. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company reaffirms the critical accounting policies and use of estimates reported in its Form 10-K for the year ended September 30, 2011.

INTRODUCTION

Planar Systems, Inc. is a provider of specialty display products, solutions and services for customers in a number of end-market segments. Products include display components, completed displays, and display solutions and systems based on a variety of flat panel and front- and rear-projection technologies. The Company has a global reach with sales offices in North America, Europe and Asia and manufacturing facilities in Finland, France and North America.

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

The Company’s Strategy

For over a quarter century, Planar has been designing and bringing to market innovative display solutions. The Company focuses on customized or specialty display products and systems, generally in niche display markets where requirements are more stringent innovation is valued and the customer is not served or is underserved by the mass-market, commodity display providers. More recently the Company has increased expenditures with respect to human resources and certain sales and marketing programs to better position itself to increase product revenues targeted at the fast growing market for digital signage displays, where the Company’s LCD video wall systems, various flat displays and other customized products are being sold for digital signage applications in retail, airport, sports arena and stadium, hospitality, quick serve restaurant, corporate and higher-education venues.

The Company’s Products

Planar delivers display products and related solutions for a wide variety of applications and vertical markets. It categorizes the products into two areas, “Digital Signage” and “Commercial and Industrial.”

Digital Signage

The Digital Signage display market has experienced rapid growth in recent years and is expected to have strong double digit growth over the next three to five years. Digital Signage solutions are being installed in many environments including retail locations, airports, sports arenas and quick serve restaurants. Planar provides solutions for a number of display applications for the digital signage market utilizing a variety of technologies and products.

•

Matrix Display Systems: Planar’s super narrow bezel LCD display systems allow customers to create flat, large video walls for a number of applications including ambience, advertising, and brand promotion, and are being deployed in a large range of markets including retail, hospitality, sports venues and airports. Matrix solutions utilize specialized LCD panels and “tile” them together using video processing to create large video wall displays. Matrix is well suited to these applications as it was designed with simple installation, easy and cost effective maintainability and off-boarding of power and video processing. The Company offers and supports a growing number of sizes of super narrow bezel displays that can be utilized in creating a wide variety of video wall solutions.

•

Custom Signage Displays: Planar manufactures a variety of customized LCD solutions for customers with requirements which go beyond those available from off the shelf products. Included in this category are customized and ruggedized indoor retail signage for direct marketing uses and a line of outdoor signage products which are uniquely suited to demanding environmental conditions in mission critical applications such as quick serve restaurants.

•	Large Format Stand Alone Displays: Planar provides a line-up of commercial-grade LCD displays suitable for a wide range of digital signage uses.

Commercial and Industrial

The Commercial and Industrial display markets that the Company addresses are varied and numerous. Some of these markets are large and mature, and others are smaller and offer unique opportunities to grow based on new technology enhancements and other factors. The Company serves these markets with a wide range of solutions including standard as well as highly differentiated custom display products and systems.

•

Rear-Projection Cube Displays: The market for control room video wall solutions is driven by the development, expansion, and upgrade of industrial infrastructure such as power plants, transportation systems, communication systems, and security monitoring. Planar provides premium quality rear-projection displays and video processing solutions that meet the customer’s needs for virtually seamless video walls that support 24x7 operations.

•

Touch Monitor Displays: Planar markets a wide variety of touch LCD products for use in kiosks and point of sale applications. As touch and interactive displays become more commonplace, the Company expects future opportunities for growth in this product category.

•

Electroluminescent (“EL”) Displays: Planar leverages its historical core competency in EL technologies to focus on providing customized, embedded and ruggedized displays to Original Equipment Manufacturers (“OEMs”) and other system suppliers. EL is used in a variety of applications and industries including instrumentation, medical equipment, vehicle dashboards and military applications, all of which require functionality in demanding usage conditions such as rugged outdoor conditions, extreme temperatures, instances where shaking or shock is expected, the need for high-bright solutions, or applications requiring transparency.

•

Custom Commercial and Industrial Displays: Planar designs and manufactures custom LCD products that are generally targeted toward the transportation, military and medical vertical markets. These displays are typically ruggedized to withstand extreme weather, moisture, dust and vibration.

•

High-End Home Displays: Planar offers a wide variety of high-performance home theater front-projection systems, video processing equipment, large-format thin displays, and accessories, largely aimed at the high-end home market and certain commercial installations. The Company has sold these products under the Runco brand since May 2007 when it acquired Runco International, an industry leader in high-end, luxury video products. Planar’s Runco products are primarily sold to its established network of custom home installation dealers in the United States.

•	Desktop Monitor Displays: Planar capitalizes on its strong supply chain, logistics and distribution partnerships to sell a variety of primarily LCD based displays to the United States marketplace.

Overview

The Company recorded sales of $47.7 million in the three months ended December 30, 2011 (the “first quarter of 2012”), which was an increase of $5.9 million or 14.2% as compared to sales of $41.8 million in the three months ended December 31, 2010 (the “first quarter of 2011”). The increase in sales in the first quarter of 2012 as compared to the first quarter of 2011 was primarily the result of a $5.0 million increase in the sales of digital signage products and also due to an increase in sales of desktop monitors, customized non-digital signage LCD products, rear-projection cubes and high-end home products. These increases were partially offset by a decrease in sales of EL products in the first quarter of 2012 as compared to the first quarter of 2011.

Loss from operations was $3.4 million in the first quarter of 2012 as compared to $1.3 million in the first quarter of 2011. The $2.1 million increase in loss from operations was primarily due to a $1.4 million increase in sales and marketing expenses in an effort to drive sales growth and market penetration, and also due to a $1.2 million decrease in gross profit in the first quarter of 2012 as compared to the first quarter of 2011. Gross profit decreased primarily due to lower estimates of existing inventory value and also due to the under-absorption of expenses in certain production areas.

Net loss was $3.2 million or $0.16 per basic and diluted share in the first quarter of 2012 as compared to a net loss of $1.3 million or $0.07 per basic and diluted share in the first quarter of 2011. The $1.9 million increased loss was due primarily to the reasons discussed above and also due to a $0.2 million increase in income tax expense recorded, which were partially offset by a $0.3 million increase in net foreign currency gains in the first quarter of 2012 as compared to the first quarter of 2011.

The Company continues to experience strong demand for its digital signage products as customers adopt its Matrix super narrow bezel LCD video wall systems for use in venues requiring large format viewing, including retail applications, sports arena and airports. The Company continues to focus on driving revenue growth in the digital signage market. The Company believes the overall market for digital signage products is currently growing and will continue to grow in the future. Accordingly, the Company has been and plans to continue adding resources aimed at building out the product portfolio as well as expanding the sales and marketing reach for its digital signage products.

Sales

The Company’s sales of $47.7 million in the first quarter of 2012 increased $5.9 million or 14.2% from $41.8 million in the first quarter of 2011. The increase was primarily due to increases in sales of digital signage products, desktop monitors, rear-projection cubes and high-end home products. Sales of digital signage products increased $5.0 million or 85% in the first quarter of 2012 as compared to the first quarter of 2011. This increase was primarily driven by a 140% increase in sales of Matrix LCD video wall systems due to a 90% increase in volumes of units sold and a 26% increase in average selling prices of these products. The increase in volumes of Matrix LCD video wall systems sold was due to higher demand for indoor video wall products as new customers were added, especially in the retail sector. Average selling prices of digital signage products increased due to favorable changes in product mix, particularly as more higher-priced product offerings with more value-added features were sold during the first quarter of 2012 as compared to the same period of 2011. Digital signage sales growth from increased sales of the Matrix products was partially offset by an 81% decrease in sales of customized indoor digital signage products, which experienced 57% and 56% decreases in average selling prices and volumes sold in the first quarter of 2012 as compared to the same period of 2011. Sales of customized indoor digital signage products decreased in the first quarter of 2012 as customers reduced the number of shipments and purchased more lower-priced products as compared to the first quarter of 2011. Sales of desktop monitors increased 24% due primarily to a 27% increase in average selling prices of these products, primarily due to the Company’s existing IT resellers increasing purchases of new higher-priced product offerings. Sales of customized non-digital signage LCD products increased 28% primarily due to certain large customer orders that shipped in the first quarter of 2012. Sales of rear-projection cubes increased 17% due to 6% and 5% increases in the average selling prices and volumes, respectively, as customers continued to transition from purchasing older lamp-based illumination cube products to the Company’s newer LED-based illumination cube products and as customers were added in new markets, such as Asia. Sales of high-end home products increased 5% due to a 5% increase in volumes sold in the first quarter of 2012 as compared to the first quarter of 2011. Sales of high-end home products were positively affected by the timing of new product introductions, as a greater number of new products were shipped in the first quarter of 2012 as compared to the prior year. The increases in sales of digital signage products, rear-projection cubes, desktop monitors and high-end home products were partially offset by a 27% decrease in the sales of EL products in the first quarter of 2012 as compared to the same period of the prior year. This decrease was primarily due to a 39% decrease in volumes sold due primarily to the timing of customer rollouts and requests to push out planned deliveries into future quarters. The decrease in volume was partially offset by a 19% increase in average selling prices of those products.

International sales increased $1.5 million or 10.7% to $14.7 million in the first quarter of 2012 as compared to $13.2 million in the same quarter of the prior year. The increase in international sales was primarily due to the Company’s efforts to enlarge its international market presence and drive worldwide sales growth by adding new international resellers, strengthening its partnership with existing international resellers, and increasing the number of international sales and marketing personnel. The increase in international sales was also driven by growth in Asia, where there was particularly higher demand for rear-projection cubes as investment in capital infrastructure continues to grow. As a percentage of total sales, international sales decreased to 30.7% in the first quarter of 2012 as compared to 31.7% in the first quarter of 2011 as overall sales within the United States grew faster than sales to international countries in the first quarter of 2012. The Company does not have material sales to any particular country outside the United States.

Gross Profit

Gross profit as a percentage of sales decreased to 22.0% in the first quarter of 2012 from 27.9% in the first quarter of 2011. The decrease in gross profit as a percentage of sales was primarily due to lower estimates of existing inventory value related to certain end-of-life products. The decrease in gross profit was also due to the under-absorption of expenses in certain production areas in the first quarter of 2012 as compared to the first quarter of 2011. Total gross profit decreased $1.2 million or 9.8% to $10.5 million in the first quarter of 2012 from $11.7 million in the same period of the prior year.

Research and Development

Research and development expenses decreased $0.1 million or 1.6% to $2.7 million in the first quarter of 2012 as compared to $2.8 million in the first quarter of 2011. The decrease was primarily due to lower program spending in the first quarter of 2012 as compared to the first quarter of 2011.

As a percentage of sales, research and development expenses decreased to 5.7% in the first quarter of 2012 from 6.6% in the same period of 2011, as a result of the increase in sales. Spending for research and development as a percent of sales decreased as the Company continues to focus incremental capital and headcount investments on sales and marketing efforts to drive sales growth more than new product design.

Sales and Marketing

Sales and marketing expenses increased $1.4 million or 26.2% to $6.9 million in the first quarter of 2012 as compared to $5.5 million in the same period of the prior year. The increase was primarily due to the implementation of the Company’s new strategy to grow Company revenues through a focus on growing markets, primarily including the market for digital signage products. Higher sales and marketing headcount levels and additional program spending were incurred in the first quarter of 2012 compared to the first quarter of 2011 in connection with the execution of the Company’s growth strategy. These increases were partially offset by lower share based compensation expense recorded in the first quarter of 2012 as compared to the first quarter of 2011.

As a percentage of sales, sales and marketing expenses increased to 14.5% in the first quarter of 2012 from 13.2% in the same period of the prior year due to the reasons discussed above.

General and Administrative

General and administrative expenses decreased $0.1 million or 3.5% to $4.1 million in the first quarter of 2012 from $4.2 million in the first quarter of 2011. The decrease was primarily the result of lower compensation items including share based compensation expense recorded in the quarter.

As a percentage of sales, general and administrative expenses decreased to 8.5% in the first quarter of 2012 from 10.1% in the first quarter of 2011. This decrease was primarily due to the reasons discussed above.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets were $0.2 million and $0.5 million in the first quarters of 2012 and 2011, respectively. The decrease in amortization expenses for the three months ended December 30, 2011 as compared to the three months ended December 31, 2010 was the result of certain intangible assets that became fully amortized in the fourth quarter of 2011 and as such had no related amortization expense in the first quarter of 2012.

Total Operating Expenses

Total operating expenses increased $0.9 million or 7.0% to $13.9 million in the first quarter of 2012 from $13.0 million in the same period of the prior year. The increase in operating expenses was primarily due to increases in sales and marketing expenses as described above.

As a percentage of sales, total operating expenses decreased to 29.2% in the first quarter of 2012 from 31.1% in the same period of the prior year. This decrease was primarily due to sales increasing at a faster rate than the increases in operating expenses.

Non-operating Income and Expense

Non-operating income and expense includes interest income on cash equivalents, interest expense, net foreign exchange gain or loss and other income or expense. In the first quarter of 2011, net interest expense of $2 thousand. No net interest expense was recognized in the first quarter of 2012.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign exchange gains and losses amounted to net gains of $0.4 million and $0.1 million in the first quarter of 2012 and 2011, respectively.

Net other income was $42 thousand and $68 thousand in the first quarters of 2012 and 2011, respectively.

Provision for Income Taxes

In the first quarter of 2012 the Company recorded income tax expense of $0.3 million on a pretax loss of $2.9 million, resulting in a negative effective tax rate of 9.0%. Comparatively, the Company recorded income tax expense of $0.1 million on a pretax loss of $1.2 million in the three months ended December 31, 2011, resulting in a negative effective tax rate of 8.3%. The tax expense recorded in the first quarter of both 2012 and 2011 was generated by tax expense in certain foreign jurisdictions and state taxes.

Net Loss

In the first quarter of 2012, net loss was $3.2 million or $0.16 per basic and diluted share, as compared to net loss of $1.3 million or $0.07 per basic and diluted share in the first quarter of 2011.

Liquidity and Capital Resources

Net cash used in operating activities was $1.1 million in the first three months of 2012 as compared to cash provided by operating activities of $0.4 million in the first three months of 2011. Net cash used in operating activities in the first three months of 2012 primarily relates to increases in inventories and other assets, decreases in other liabilities and deferred revenue, and the net loss incurred in that period. These were partially offset by a decrease in accounts receivable, an increase in accounts payable, and non-cash charges including depreciation, amortization and share based compensation, which do not require a current cash outlay.

Working capital decreased $3.8 million to $55.5 million at December 30, 2011 from $59.3 million at September 30, 2011. The decrease in working capital was primarily due to decreases in accounts receivable and cash, and an increase in accounts payable, which were partially offset by an increase in inventories and decrease in other current liabilities. Current assets decreased $4.2 million to $91.5 million at December 30, 2011 as compared to $95.7 million at September 30, 2011 due primarily to decreases in accounts receivable and cash, which were partially offset by an increase in inventories. The $3.4 million decrease in accounts receivable was due primarily to the timing of cash receipts and also due to lower sales in the first quarter of 2012 as compared to the fourth quarter of 2011. Cash decreased $2.0 million due to inventory purchases made in the first quarter of 2012 made to support the Company’s growth initiatives and new product launches. As a result of these purchases, inventories increased $0.9 million at December 30, 2011 as compared to September 30, 2011. Current liabilities decreased $0.4 million to $36.0 million at December 30, 2011 from $36.4 million at September 30, 2011 due primarily to a decrease in other current liabilities and deferred revenue, which were partially offset by an increase in accounts payable. Other current liabilities decreased $1.7 million due primarily to the timing of payments made relating to compensation and severance arrangements which were accrued in prior periods. Deferred revenue decreased $0.8 million due to the completion of certain large orders in the first quarter of 2012 which were shipped and revenue deferred in prior periods as revenue recognition criteria had not yet been met. The $2.0 million increase in accounts payable was related to the timing of payments to the Company’s vendors.

The Company’s credit agreement was amended on November 17, 2011 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of December 30, 2011 the Company’s borrowing capacity was $10.2 million. The credit agreement, as amended, has an interest rate of LIBOR + 1.75%, expires on December 1, 2013 and performance of all of the Company’s obligations, thereunder, including repayment of borrowings is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of December 30, 2011 and September 30, 2011. The credit agreement contains certain financial covenants, with which the Company was in compliance as of December 30, 2011.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended December 30, 2011 that could significantly affect the Company’s internal controls over financial reporting.

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

The risks inherent in the Company’s operations could be heightened by an ongoing worldwide economic weakness and potential lack of credit availability.

In the recent past, general worldwide economic conditions have experienced a dramatic downturn due to credit conditions, the housing market crisis, liquidity concerns, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. The downgrade of the U.S. and certain European country credit ratings and the possibility that certain European member states will default on their debt obligations have increased the already significant uncertainty about the stability of global credit and financial markets. These conditions make it extremely difficult for the Company’s customers, the Company’s vendors, and the Company to accurately forecast and plan future business activities. In this time of economic difficulties, the Company’s financial performance and prospects for growth are subject to heightened risks including, but not limited to, the risk that the poor economic conditions and uncertainties in the credit and financial markets could adversely affect the amount, timing and stability of the demand for the Company’s products, the financial strength of the Company’s customers and vendors and their ability or willingness to do business with the Company, the ability of the Company’s customers and/or vendors to fulfill their obligations to the Company, and the ability of the Company’s customers and/or vendors to obtain credit in amounts and on terms acceptable to them. Each of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations, including:

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

The Company took a number of measures to reduce costs in response to the worldwide economic downturn over the past three years. However, in connection with the execution of the growth strategy adopted during fiscal 2011 the Company has since begun to make increased investments in sales and marketing expenses to better position it for sales growth, especially given the growing demand for digital signage products. If the economic recovery were to cease or dip back into recession, or if customer demand were to not improve or slow down, the Company might be unable to adjust expense levels rapidly enough in response to falling demand or without changing the way in which it operates. If revenues were to decrease further and the Company was unable to adequately reduce expense levels, it might incur significant losses that could potentially adversely affect the Company’s overall financial performance and the market price of the Company’s common stock.

The Company’s operating results can fluctuate significantly.

In addition to the variability resulting from the short-term nature of commitments from the Company’s customers, other factors can contribute to significant periodic fluctuations in its results of operations. These factors include, but are not limited to, the following:

•	the receipt and timing of orders and the timing of receipt of components and products from vendors and the timing of delivery of orders;

•	the inability to adjust expense levels or delays in adjusting expense levels, in either case in response to lower than expected revenues or gross margins;

•	the volume of orders relative to the Company’s capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the lifecycles of customers’ products;

•	changes in cost and availability of labor and components;

•	variations in revenue and gross margins relating to the mix of products available for sale and the mix of products sold from period to period;

•	availability of sufficient quantities of the components of the Company’s products on a timely basis or at all;

•	variation in operating expenses;

•	vesting of restricted stock based upon achievement of certain performance measures;

•	pricing and availability of competitive products and services;

•	general economic conditions and changes—whether or not anticipated—in economic conditions; and

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

The Company faces intense competition.

Each of the markets served by the Company is highly competitive, and the Company expects this to continue and even intensify. The Company believes that over time this competition will have the effect of reducing average selling prices of its products. Certain of the Company’s competitors have substantially greater name recognition and financial, technical, manufacturing, marketing and other resources than does the Company. There is no assurance that the Company will not face additional competitors or that the Company’s competitors will not succeed in developing or marketing products that would render the Company’s products obsolete or noncompetitive. To the extent the Company is unable to compete effectively, its business, financial condition and results of operations would be materially adversely affected. The Company’s ability to compete successfully depends on a number of factors, both within and outside its control. These factors include, but are not limited to:

•	the Company’s effectiveness in designing new product solutions, including those incorporating new technologies;

•	the Company’s ability to anticipate and address the needs of its customers;

•	the Company’s ability to develop innovative, new technologies and the extent to which such technologies can be protected as proprietary to the Company;

•	the Company’s ability to develop effective technology;

•	the quality, performance, reliability, features, ease of use, pricing and diversity of the Company’s product solutions;

•	foreign currency fluctuations, which may cause competitors’ products to be priced significantly lower than the Company’s product solutions;

•	the quality of the Company’s customer services;

•	the effectiveness of the Company’s supply chain management;

•	the Company’s ability to identify new markets and develop attractive products to address the needs of such markets;

•	the Company’s ability to develop and maintain effective and financially viable sales channels;

•	the rate at which customers incorporate the Company’s product solutions into their own products; and

•	product or technology introductions by the Company’s competitors.

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

New products and markets, by their nature, present significant risks and even if the Company is successful in developing new products, they typically result in pressure on gross margins during the initial phases as start-up activities are spread over lower initial sales volumes. The Company has experienced lower margins from new products and processes in the past, which have negatively impacted overall gross margins. In addition, customer relationships can be negatively impacted due to production problems and late delivery of shipments. Future operating results will depend on the Company’s ability to continue to provide new product solutions that compare favorably on the basis of cost and performance with competitors. The Company’s success in attracting new customers and developing new business depends on various factors, including, but not limited to, the following:

•	developing and/or deploying advances in technology;

•	developing innovative products for new markets;

•	offering efficient and cost-effective services;

•	timely completing the design and manufacture of new product solutions; and

•	developing proprietary technology positions and adequately protecting the Company’s proprietary property.

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

The Company designs and manufactures custom display solutions that its customers incorporate into their products. As a result, the Company’s success partly depends upon the market acceptance of its customers’ products. Accordingly, the Company must identify industries that have significant growth potential and establish relationships with customers who are successful in those industries. Failure to identify potential growth opportunities or establish relationships with customers who are successful in those industries would adversely affect the Company’s business. Dependence on the success of products of the Company’s customers exposes the Company to a variety of risks, including, but not limited to, the following:

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

The Company has aging information systems hardware and software, and capital investment and management attention will be required over the next 18 months to upgrade and/or replace such systems.

The Company maintains a variety of information systems in connection with the operation of its business, including an enterprise resource planning system (“ERP system”) that is integral to the Company’s ability to accurately and efficiently maintain its books and records, record its materials purchase transactions, manufacturing activities, and product sale transactions, provide critical business information to management, and prepare its financial statements. Certain of these systems, principally including the ERP system, are comprised of aging computer hardware and versions of software that are no longer actively supported by the vendor. The age of these systems heightens the risk of unanticipated difficulties, costs, disruptions and other adverse impacts and dictates that the Company take action to upgrade and improve the existing systems and replace them beginning in fiscal 2012. Upgrading and/or replacing the various hardware and software related to the Company’s ERP system will cause the Company to incur costs, expend significant management time and attention and otherwise burden the Company’s internal resources, and this effort could detract from the Company’s various on-going business objectives. Failure to successfully upgrade or replace the ERP system could damage the effectiveness of the Company’s business processes and controls and could adversely impact the Company’s ability to accurately and effectively forecast and manage sales demand, manage the Company’s supply chain, identify and implement actions that improve the Company’s operational effectiveness and margins, and report financial and management information on an accurate and timely basis.

Future viability of the Company’s manufacturing facility located in Espoo, Finland is based on continued demand for EL products.

The majority of the products manufactured at the Company’s facility located in Espoo, Finland are based on EL technology. If demand for EL technology-based products diminishes significantly in the future, it could become necessary to cease manufacturing operations at this facility, which would likely result in an impairment loss on the associated property, plant and equipment, and restructuring charges related to employee severance. While demand for EL products improved in both fiscal 2011 and 2010 as compared to the respective prior years, future declines in demand could again result in unabsorbed manufacturing overhead, which could negatively impact the Company’s results of operations.

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

The Company has intangible assets recorded on the balance sheet as a result of the acquisition of Clarity Visual Systems, Inc. that relate primarily to developed technology, patents, and customer relationships. The initial value of intangible assets recorded at the time of acquisition represented the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The remaining $1.1 million of the intangible assets will be amortized over the useful lives of the respective assets of approximately 1.6 years and could, in the future, experience additional impairment. The estimated undiscounted future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as occurred in fiscal 2008. A determination of impairment of intangible assets could result in a material charge to operations in a period in which an impairment loss is recognized, as occurred in fiscal 2008. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company’s amended and restated credit agreement, as amended on November 17, 2011, has a maximum borrowing capacity of $12.0 million and expires on December 1, 2013. As of December 30, 2011 there were no amounts outstanding under this credit agreement. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security for the performance of the Company’s obligations under its credit agreement, which includes certain financial covenants, as discussed in Note 8—Borrowings in the Notes to the Consolidated Financial Statements in this Report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2013. If the Company were unable to renew or extend this agreement, the Company may need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets. In addition, the Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations as may be required.

The Company may experience losses selling certain desktop monitors or other low margin products.

The market for the Company’s desktop monitor products is highly competitive and subject to rapid changes in prices and demand. The Company’s failure to successfully manage inventory levels or quickly respond to changes in pricing, technology or consumer tastes and demand could result in lower than expected revenue, lower gross margin and excess, obsolete and devalued inventories of its desktop monitor products which could adversely affect the Company’s business, financial condition and results of operations. Market conditions were characterized by rapid declines in end user pricing during portions of 2005, 2006, 2007 and 2008. Such declines caused the Company’s inventory to lose value and triggered price protection obligations for channel inventory. Supply and pricing of LCD panels has been volatile in the past and may be in the future. This volatility, combined with lead times of five to eight weeks, may cause the Company to pay too much for products or suffer inadequate product supply.

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

In the fourth quarter of fiscal 2008 the Company disposed of its subsidiary that sold products to the medical diagnostic imaging market and in the second quarter of fiscal 2009 the Company sold its digital signage software assets. If the Company were to discontinue or substantially reduce its efforts to sell its products to any of its targeted end-markets, or to discontinue certain product lines, for the purpose of reducing costs or losses or otherwise, it may not be possible to eliminate all associated fixed overhead costs which would have to be absorbed by the revenues generated by selling its other products to the remaining targeted end-markets. This could potentially adversely affect the Company’s overall financial performance in the future.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $1.75 to $3.40. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

•	variations in the Company’s operating results and financial condition;

•	variations in trading volumes of the Company’s stock;

•	public announcements by the Company as to its expectations of future sales and net income or loss;

•	actual or anticipated announcements of technical innovations or new product developments by the Company or its competitors;

•	changes in analysts’ estimates of the Company’s financial performance;

•	general conditions in the electronics industry; and

•	worldwide economic and financial conditions.

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

Item 6. Exhibits

(a)

10.1	Form for Restricted Stock Award Notice between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt and Stephen Going dated October 1, 2011*

10.2	Second Amendment to Amended and Restated Credit Agreement by and between Planar Systems, Inc. and Bank of America, N.A., entered into effective as of November 17, 2011 (1)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 23, 2011.
*	This exhibit constitutes a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC.
(Registrant)

DATE: February 8, 2012	/S/ SCOTT HILDEBRANDT
Scott Hildebrandt
Senior Vice President and Chief Financial Officer