Form 10-Q
period 2012-03-30
PLANAR SYSTEMS INC
filed 2012-05-04
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Act of 1934

For the Quarter Ended March 30, 2012

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

Number of common stock outstanding as of May 1, 2012

20,459,832 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	Mar. 30, 2012	Apr. 1, 2011	Mar. 30, 2012	Apr. 1, 2011
Sales	$37,542	$47,957	$85,250	$89,720
Cost of sales	30,335	33,972	67,532	64,077

Gross profit	7,207	13,985	17,718	25,643
Operating expenses:
Research and development, net	2,767	2,423	5,486	5,187
Sales and marketing	6,706	6,502	13,643	11,997
General and administrative	3,701	4,211	7,780	8,439
Amortization of intangible assets	175	512	350	1,024
Restructuring (Note 5)	518	—	518	—

Total operating expenses	13,867	13,648	27,777	26,647

Income (loss) from operations	(6,660)	337	(10,059)	(1,004)
Non-operating income (expense):
Interest, net	6	16	6	14
Foreign exchange, net	(163)	(694)	263	(622)
Other, net	279	164	321	232

Net non-operating income (expense)	122	(514)	590	(376)

Loss before income taxes	(6,538)	(177)	(9,469)	(1,380)
Provision (benefit) for income taxes (Note 7)	127	(81)	392	19

Net loss	(6,665)	(96)	(9,861)	(1,399)

Net loss per share
Basic	$(0.33)	$(0.00)	$(0.49)	$(0.07)
Diluted	$(0.33)	$(0.00)	$(0.49)	$(0.07)

Average shares outstanding—basic	20,031	19,365	19,927	19,293
Average shares outstanding—diluted	20,031	19,365	19,927	19,293

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Mar. 30, 2012	Sept. 30, 2011
	(unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$15,119	$22,231
Accounts receivable, net of allowance for doubtful accounts of $1,068 at March 30, 2012 and $1,622 at September 30, 2011	20,315	25,881
Inventories (Note 2)	43,734	42,967
Other current assets	3,480	4,587

Total current assets	82,648	95,666
Property, plant and equipment, net	4,015	4,265
Intangible assets, net	911	1,261
Other assets	4,900	4,110

	$92,474	$105,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,531	$15,549
Current portion of capital leases	188	—
Deferred revenue	1,745	2,339
Other current liabilities (Notes 5 and 6)	16,928	18,485

Total current liabilities	34,392	36,373
Long-term portion of capital leases	271	—
Other long-term liabilities	5,305	6,270

Total liabilities	39,968	42,643
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 20,118,026 and 19,758,400 issued shares at March 30, 2012 and September 30, 2011, respectively	183,479	182,826
Retained earnings (deficit)	(128,306)	(118,096)
Accumulated other comprehensive income (loss)	(2,667)	(2,071)

Total shareholders’ equity	52,506	62,659

	$92,474	$105,302

See accompanying notes to consolidated financial statements

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
	Mar. 30, 2012	Apr. 1, 2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,861)	$(1,399)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,439	2,099
Restructuring charges	518	—
Deferred taxes	199	—
Share based compensation	653	889
Lease incenctives	151	—
Decrease in accounts receivable, net	5,384	1,692
Increase in inventories	(994)	(7,107)
(Increase) decrease in other assets	190	(974)
Increase in accounts payable	24	3,493
Increase (decrease) in deferred revenue	(567)	279
Decrease in other liabilities	(2,320)	(2,613)

Net cash used in operating activities	(5,184)	(3,641)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,599)	(833)
Purchase of leasehold improvements reimbursed by landlord	(151)	—

Net cash used in investing activities	(1,750)	(833)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease	459	—
Payments of long-term debt and capital lease obligations	—	(4)
Value of shares withheld for tax liability	(349)	(214)
Net proceeds from issuance of capital stock	—	164

Net cash provided by (used in) financing activities	110	(54)
Effect of exchange rate changes on cash	(288)	448

Net decrease in cash	(7,112)	(4,080)
Cash at beginning of period	22,231	31,709

Cash at end of period	$15,119	$27,629

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

NOTE 2 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Mar. 30, 2012	Sept. 30, 2011
Raw materials	$18,882	$18,175
Work in process	2,867	2,440
Finished goods	21,985	22,352

	$43,734	$42,967

NOTE 3 – EARNINGS PER SHARE

Weighted average basic and diluted shares outstanding for the three and six months ended March 30, 2012 were 20,031,000 and 19,927,000, respectively. Weighted average basic and diluted shares outstanding for the three and six months ended April 1, 2011 were 19,365,000 and 19,293,000, respectively. Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and nonvested shares, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options or nonvested shares as of March 30, 2012 and April 1, 2011, respectively, due to the Company incurring a net loss for each of the three and six months then ended.

NOTE 4 – SHAREHOLDERS’ EQUITY

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

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding at September 30, 2011	1,152,707	$9.89
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(152,288)	11.04

Options outstanding at March 30, 2012	1,000,419	$9.71

No options were exercised in the first six months of 2012 and all options outstanding at March 30, 2012 were exercisable. As of March 30, 2012, the total pretax intrinsic value of options outstanding and options exercisable was $10 and the options had a weighted average remaining contractual term of 3.0 years.

Restricted Stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718, “Compensation—Stock Compensation”). Shares issued generally vest over a one- to three-year period upon the passage of time, or upon meeting objective performance conditions.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2011	1,385,934	$3.34
Granted	507,500	1.99
Vested	(530,565)	3.21
Canceled	(122,634)	3.76

Restricted stock outstanding at March 30, 2012	1,240,235	$2.80

Employee Stock Purchase Plan

In fiscal 2005 the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (“the Plan”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. In the second quarter of fiscal 2010, the Company’s shareholders approved an amendment to the Plan which increased the number of shares of common stock that may be purchased under the Plan from 400,000 shares to 1,400,000 shares. As of March 30, 2012, approximately 850,000 shares remained available for purchase.

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payment awards and employee stock purchases for the three and six months ended March 30, 2012 and April 1, 2011. The expense was allocated as follows:

	Three Months Ended Mar. 30, 2012	Three Months Ended Apr. 1, 2011	Six Months Ended Mar. 30, 2012	Six Months Ended Apr. 1, 2011
Cost of sales	$23	$13	$36	$30

Research and development	$24	$52	$63	$103
Sales and marketing	30	113	55	232
General and administrative	294	247	499	524

Share based compensation expense included in operating expenses	$348	$412	$617	$859

Share based compensation expense related to employee stock options and restricted stock awards	$371	$425	$653	$889

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

NOTE 5 – RESTRUCTURING CHARGES

In the second quarter of 2012 the Company recorded $518 in net restructuring charges. The Company recorded $575 in charges related to severance benefits estimated for the termination of certain employees who performed manufacturing, engineering, sales, marketing, and general and administrative functions. During the second quarter of 2012 the Company also determined that severance benefits related to previously recorded charges would be less than initially estimated and reduced the liability to reflect the current estimate of amounts to be paid. This revision was recorded as a $57 reduction in operating expenses in the second quarter of 2012. No restructuring charges were incurred in the three and six months ended April 1, 2011.

Restructuring charges related to previously recorded charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities
Balance as of September 30, 2011	$1,717	$184
Additional charges	575	—
Cash paid	(1,214)	—
Revisions to original estimate	(57)	—

Balance as of March 30, 2012	$1,021	$184

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Mar. 30, 2012	Sept. 30, 2011
Warranty reserve	$3,675	$3,613
Accrued compensation	6,310	7,982
Other	6,943	6,890

Total	$16,928	$18,485

The Company provides a warranty for its products and establishes an allowance at the time of sale which the Company believes, based on its best estimates, is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

Reconciliation of the changes in the warranty reserve is as follows:

	Mar. 30, 2012
	Three months ended	Six months ended
Balance at beginning of period	$3,686	$3,613
Cash paid for warranty repairs	(883)	(1,879)
Provision for current period sales	872	1,941

Balance at end of period	$3,675	$3,675

NOTE 7 – INCOME TAXES

The provision for income taxes for the second quarter of 2012 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision for income taxes is the result of a mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax provision of $127 for the three months ended March 30, 2012 was generated by a mix of tax expense in foreign jurisdictions, state taxes, and the settlement of a French tax audit. Additionally in the second quarter of 2012 the Company established a valuation allowance for certain deferred tax assets due to its cumulative three year operating loss in Finland, which was offset by the release of uncertain tax positions relating to research credits in the United States as a result of the expiration of the statute of limitations. Comparatively, the tax benefit of $81 million recognized in the second quarter of 2011 was driven by tax expense in certain foreign jurisdictions and state taxes, offset by larger benefits resulting from losses in other foreign jurisdictions.

For the three months ended March 30, 2012 the negative effective tax rate of 1.9% differs from the federal statutory rate due to the valuation allowance on U.S. and Finnish losses and the release of uncertain tax positions. The effective tax rate of 45.8% for the three months ended April 1, 2011 differs from the federal statutory rate largely as a result of the Company’s valuation allowance on its U.S. net operating losses during the quarter. Other significant factors include the effects of the Company’s operations in foreign jurisdictions with different tax rates, and the provision for state income taxes.

The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. In the second quarter of fiscal 2012 the Company recorded a valuation allowance against its Finnish deferred tax assets due to the cumulative losses discussed above. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its U.S. deferred tax assets, and as of March 30, 2012 the Company continues to place a valuation allowance its U.S. deferred tax assets. While a valuation allowance is still in place for financial statement purposes as of March 30, 2012, the valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

The Company is subject to taxation primarily in the United States, Finland, and France, as well as in certain states (including Oregon and California) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has settled with the Internal Revenue Service on their examination of all United States federal income tax matters through fiscal year 2008. The Company has also settled the Finnish tax authority’s examination of the Company’s returns for all tax years through 2006. In January 2011 the French tax authority began a routine examination of the Company’s French tax returns for fiscal years 2009 and 2010, which was settled in the second quarter of 2012. The Company does not anticipate total gross unrecognized tax benefits will significantly change, either as a result of full or partial settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company has not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. As of March 30, 2012 the undistributed earnings of these foreign operations were approximately $2,700.

NOTE 8 – BORROWINGS

The Company’s credit agreement was amended on November 17, 2011 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of March 30, 2012 the Company’s borrowing capacity was $8.9 million. The credit agreement, as amended, has an interest rate of LIBOR + 1.75%, expires on December 1, 2013 and performance of all of the Company’s obligations, thereunder, including repayment of borrowings is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of March 30, 2012 and September 30, 2011. The credit agreement contains certain financial covenants, with which the Company was in compliance as of March 30, 2012.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. Forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: poor or further weakened domestic and international business and economic conditions; changes or continued reductions in the demand or order rates for products serving the various display markets served by the Company; any delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; the extent and timing of any additional expenditures by the Company to address business growth opportunities; any inability to reduce costs or to do so quickly enough, in either case, in response to reductions in revenue; the ability of the Company to successfully implement its cost reduction plan and reduce ongoing operating expenses as much as planned; adverse impacts on the Company or its operations relating to or arising from any inability to fund desired expenditures, including due to difficulties in obtaining necessary financing; changes in the flat panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or the ability to keep pace with technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods including as a result of natural disasters like the recent earthquakes and tsunami in Japan; future production variables resulting in excess inventory and other risk factors described under Part II, Item 1A. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

•

Matrix and Mosaic Display Systems: Planar’s super narrow bezel LCD display systems allow customers to create flat, large video walls for a number of applications including ambience, advertising, architectural and brand promotion, and are being deployed in a large range of markets including retail, hospitality, commercial, sports venues and airports. Solutions utilize specialized LCD panels and “tile” them together using video processing to create large video wall displays. Products offered are well suited to these applications as they are designed with simple installation, easy and cost effective maintainability and off-boarding of power and video processing. The Company offers and supports a growing number of sizes of super narrow bezel displays that can be utilized in creating a wide variety of video wall solutions.

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

•

Electroluminescent (“EL”) Displays: Planar leverages its historical core competency in EL technologies to focus on providing customized, embedded and ruggedized displays to Original Equipment Manufacturers (“OEMs”) and other system suppliers. EL is used in a variety of applications and industries including instrumentation, medical equipment, vehicle dashboards and military applications, all of which require functionality in demanding usage conditions such as rugged outdoor conditions, extreme temperatures, instances where shaking or shock is expected, the need for high-bright solutions, or applications requiring newer products offering transparency.

•

Custom Commercial and Industrial Displays: Planar designs and manufactures custom LCD products that are generally targeted toward the transportation, military and medical vertical markets. These displays are typically ruggedized to withstand extreme weather, direct sunlight, moisture, dust, vibration and other extreme conditions.

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

Overview

The Company recorded sales of $37.5 million in the three months ended March 30, 2012 (the “second quarter of 2012”), which was a decrease of $10.5 million or 21.7% as compared to sales of $48.0 million in the three months ended April 1, 2011 (the “second quarter of 2011”). In the six months ended March 30, 2012 (the “first six months of 2012”), sales were $85.3 million, which was a decrease of $4.4 million or 5.0% as compared to $89.7 million in sales during the six months ended April 1, 2011 (the “first six months of 2011”). The decrease in both the three and six months ended March 30, 2012 as compared to the same periods of 2011 was primarily due to decreases in sales of customized digital signage products, rear-projection cubes, EL products and high-end home products. These decreases were partially offset by increases in sales of Matrix LCD video wall systems and desktop monitors.

In the second quarter of 2012 loss from operations was $6.7 million as compared to a $0.3 million income from operations in the second quarter of 2011. For the first six months of 2012 loss from operations was $10.1 million as compared to a $1.0 million loss from operations in the first six months of 2011. The increased loss from operations in the three and six months ended March 30, 2012 was primarily due to decreases in gross profit and increases in restructuring charges, which were partially offset by decreases in general and administrative expenses and amortization for intangible assets. Loss from operations for the six months ended March 30, 2012 was also negatively impacted by increases in sales and marketing expenses as compared to the six months ended April 1, 2011.

In the second quarter of 2012 net loss was $6.7 million or $0.33 per basic and diluted share as compared to a net loss of $0.1 million or $0.00 per basic and diluted share in the second quarter of 2011. For the first six months of 2012 net loss was $9.9 million or $0.49 per basic and diluted share as compared to a net loss of $1.4 million or $0.07 per basic and diluted share in the first six months of 2011.

In the second quarter of 2012 the Company experienced a weaker than expected order rate, resulting in a decrease in sales. The Company has taken actions to reduce expense in the second half of 2012 to lower the breakeven point of the Company. Despite the current weaker than expected order rate, the Company continues to believe it has a good opportunity to grow sales in the future by focusing on increasing sales of digital signage products. The Company also recently announced a new product, Planar Mosaic, to complement its Matrix LCD video wall systems for use in venues requiring large format viewing, including retail applications, sports arenas, and airports, and it has also increased its product offerings for businesses which use digital signage to attract customers.

Sales

The Company’s sales of $37.5 million in the second quarter of 2012 decreased $10.5 million or 21.7% as compared to sales of $48.0 million in the second quarter of 2011. The decrease in sales was primarily due to decreases in sales of customized digital signage products, rear-projection cubes, EL products and high-end home products. These decreases were partially offset by increases in sales of Matrix LCD video wall systems and desktop monitors. Sales of customized indoor digital signage products decreased 91%, primarily due to a 96% decrease in volumes sold as a result of large customer orders that were fulfilled in the second quarter of 2011 and not repeated in the second quarter of 2012. Sales of rear-projection cubes decreased 37% due primarily to a 45% decrease in volumes sold. This decrease was primarily the result of large customer orders that were fulfilled in the second quarter of 2011 which were not repeated in the second quarter of 2012. Sales of EL products decreased 30% as a result of a 39% decrease in volumes sold, which was partially offset by a 14% increase in average selling prices. The decrease in volumes was primarily due to lower shipments of design wins in the second quarter of 2012 as compared to the second quarter of 2011. Sales of high-end home products decreased 27%, which was primarily due to a 24% decrease in volumes due to market softness for high-end home products. These decreases in sales were partially offset by increases in sales of the Company’s Clarity Matrix LCD video wall systems and desktop monitors. Sales of Matrix LCD video wall systems increased 31% in the second quarter of 2012 as compared to the same period of the prior year. This increase was due to 20% and 9% increases in volumes and average selling prices, respectively, as the Company continues to experience increased demand for its indoor video wall products. Sales of desktop monitors increased 18% in the second quarter of 2012 as compared to the same period of the prior year, due primarily to a 44% increase in volumes sold, which was partially offset by a 14% decrease in average selling prices of these products as the Company experienced strong demand for these product offerings.

In the first six months of 2012, sales were $85.3 million as compared to sales of $89.7 million in the first six months of 2011. The decrease of $4.4 million or 5.0% was primarily due to decreases in sales of customized digital signage products, rear-projection cubes, EL products and high-end home products. These decreases were partially offset by increases in sales of Matrix LCD video wall systems and desktop monitors. Sales of customized indoor digital signage products decreased 89%, due to an 88% decrease in volumes, primarily as the result of large customer orders that were fulfilled in the first six months of 2011 which were not repeated in the first six months of 2012. Sales of rear-projection cubes decreased 11% due to primarily to a 21% decrease in volumes. Sales of EL products decreased 28% as a result of a 39% decrease in volumes, which was partially offset by an 18% increase in average selling prices. Sales of high-end home products decreased 9% primarily due to a 7% decrease in volumes. The decreases in sales of rear-projection cubes, EL products and high-end home products were primarily due to the reasons discussed above. Sales of the Company’s Matrix LCD video wall system increased 83% in the first six months of 2012 as compared to the same period of the prior year. This increase was due to a 53% increase in volumes and a 20% increase in average selling prices as the Company continues to experience increased demand for its indoor video wall products. Sales of desktop monitors increased 17% in the first six months of 2012, as compared to the same period of the prior year, primarily due to a 20% increase in volumes sold.

International sales decreased $4.9 million or 32.1% to $10.4 million in the second quarter of 2012 as compared to $15.3 million in the second quarter of 2011. International sales decreased $3.5 million or 12.2% from $28.6 million in the first six months of 2011 to $25.1 million in the first six months of 2012. As a percentage of total sales, international sales decreased from 31.9% to 27.7% in the second quarter of 2012 as compared to the same period of the prior year. As a percentage of sales, international sales decreased from 31.8% in the first six months of 2011 to 29.4% in the first six months of 2012. The decreases in international sales in both the three and six months ended March 30, 2012 were due primarily to an overall decrease in sales worldwide. The Company does not have material sales to any particular country outside the United States.

Gross Profit

Gross profit as a percentage of sales decreased to 19.2% in the second quarter of 2012 from 29.2% in the second quarter of 2011. Total gross profit decreased $6.8 million or 48.5% to $7.2 million in the second quarter of 2012 as compared to $14.0 million in the same period of the previous year. The decrease in gross profit was due primarily to the under-absorption of expenses in certain production areas as a result of lower sales. The decrease was also a result of an unfavorable product mix from lower sales of higher margin products such as rear-projection cubes in the second quarter of 2012, as compared to higher sales of these products in the second quarter of 2011.

For the first six months of 2012 gross profit as a percentage of sales decreased to 20.8% from 28.6% in the first six months of 2011. Total gross profit decreased $7.9 million or 30.9% to $17.7 million in the first six months of 2012 as compared to $25.6 million in the first six months of 2011. Gross profit decreased in the first half of 2012 primarily due to reasons discussed above. The decrease was also due to lower estimates of existing inventory value related to certain end-of-life products.

Research and Development

Research and development expenses increased $0.4 million or 14.2% to $2.8 million in the second quarter of 2012 from $2.4 million in the same period of the prior year. Research and development expenses were $5.5 million and $5.2 million in the first six months of 2012 and 2011, respectively, which was a $0.3 million or 5.8% increase in the first six months of 2012. The increases for both the three and six months ended March 30, 2012 were primarily due to higher costs to support new product designs, in particular outdoor digital signage, as part of the Company’s initiative to drive future sales in higher margin growth markets. Research and development expenses were also impacted by reduced custom products funded by external NRE reimbursements, which resulted in higher expenses in the first six months of 2012 as compared to the same period of 2011.

As a percentage of sales, research and development expenses increased to 7.4% in the second quarter of 2012 as compared to 5.1% in the same period of 2011. As a percentage of sales, research and development expenses increased to 6.4% in the first six months of 2012 as compared to 5.8% in the first six months of 2011. These increases were due primarily to higher research and development expenses and a decrease in sales.

Sales and Marketing

Sales and marketing expenses increased $0.2 million or 3.1% to $6.7 million in the second quarter of 2012 as compared to $6.5 million in the same period of the prior year. This increase was primarily due to an increase in headcount and program spending in an effort to drive growth and market penetration, especially in the growing digital signage market. These increases were partially offset by decreased sales commissions related to the decrease in sales in the second quarter of 2012 as compared to the same period of the prior year. For the first six months of 2012, sales and marketing expenses increased $1.6 million or 13.7% to $13.6 million as compared to $12.0 million in the first six months of 2011. The six-month increase in sales and marketing expenses was primarily due to increases in both headcount and program spending. These increases were partially offset by lower share based compensation expense in the first six months of 2012 as compared to the first six months of 2011.

As a percentage of sales, sales and marketing expenses increased to 17.9% in the second quarter of 2012 as compared to 13.6% in the same period of the prior year. In the first six months of 2012, sales and marketing expenses were 16.0% of sales as compared to 13.4% of sales in the first six months of 2011. The increases in sales and marketing expenses as a percentage of revenue were due to lower sales and increased sales and marketing expenses in both the three and six months ended March 30, 2012.

General and Administrative (G&A)

General and administrative expenses decreased $0.5 million or 12.1% to $3.7 million in the second quarter of 2012 from $4.2 million in the second quarter of 2011. The decrease in general and administrative expenses was primarily due to decreases in professional services and compensation-related items. General and administrative expenses were $7.8 million in the first six months of 2012 as compared to $8.4 million in the first six months of 2011. The $0.6 million or 7.8% decrease was primarily due to the reasons discussed above.

As a percentage of sales, G&A expenses increased to 9.9% in the second quarter of 2012 as compared to 8.8% in the second quarter of 2011. This increase was primarily due to general and administrative expenses decreasing at a slower rate than sales in that period. As a percentage of sales, general and administrative expenses decreased to 9.1% from 9.4% in the first six months of 2012 and 2011, respectively, due primarily to the decrease in G&A expenses as discussed above.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets were $0.2 million and $0.5 million in the second quarters of 2012 and 2011, respectively. In the first six months of 2012, amortization expenses were $0.4 million as compared to $1.0 million in the same period of 2011. The decrease in amortization expenses for the three and six months ended March 30, 2012 as compared to the three and six months ended April 1, 2011 was the result of certain intangible assets that became fully amortized in the fourth quarter of 2011 and, as such, had no related amortization expense in the first six months of 2012.

Restructuring Charges

During the second quarter of 2012 the Company recorded $0.5 million in net restructuring charges. As discussed in Note 5—Restructuring Charges, the charges consisted primarily of a charge related to severance benefits estimated for the termination of certain employees who performed manufacturing, engineering, sales, marketing, and general and administrative functions. No impairment or restructuring charges were incurred in the first six months of 2011.

Total Operating Expenses

Total operating expenses increased $0.3 million or 1.6% to $13.9 million in the second quarter of 2012 from $13.6 million in the same period of the prior year. The increase in operating expenses was primarily due to increases in restructuring charges and research and development expenses, which were partially offset by decreases in general and administrative expenses and the amortization of intangible assets. In the first six months of 2012, total operating expenses increased $1.2 million or 4.2% to $27.8 million as compared to $26.6 million in the same period of 2011. The increase in total operating expenses was primarily due to increases in sales and marketing expenses and the restructuring charges recorded in the first six months of 2012. This increase was partially offset by decreases in the amortization of intangible assets and general and administrative expenses.

As a percentage of sales, total operating expenses increased to 36.9% in the second quarter of 2012 from 28.5% in the same period of the prior year. As a percentage of sales, total operating expenses increased to 32.6% in the first six months of 2012 as compared to 29.7% in the first six months of 2011. These increases were primarily due to the reasons discussed above.

Non-operating Income and Expense

Non-operating income and expense includes interest income on cash equivalents, interest expense, net foreign exchange gain or loss and other income or expense. Net interest income was $6 thousand in the second quarter of 2012 as compared to $16 thousand in the same period of the prior year. For the first six months of 2012, net interest income was $6 thousand as compared to $14 thousand in the same period of the prior year.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign exchange gains and losses amounted to a net loss of $0.2 million and $0.7 million in the second quarter of 2012 and 2011, respectively. For the first six months of 2012, foreign currency exchange gains and losses amount to a net gain of $0.3 million as compared to a net loss of $0.6 million in the same period of the prior year.

Net other income was $0.3 million and $0.2 million in the second quarters of 2012 and 2011, respectively. Net other income was $0.3 million and $0.2 million for the first six months of 2012 and 2011, respectively.

Provision for Income Taxes

In the second quarter of 2012 the Company recorded income tax expense of $0.1 million on a pretax loss of $6.5 million, resulting in a negative effective tax rate of 1.9%. Comparatively, the Company recorded an income tax benefit of $0.1 million on a pretax loss of $0.2 million in the second quarter of 2011, resulting in an effective tax rate of 45.8%. The tax expense recorded in the second quarter of 2012 was generated by tax expense in certain foreign jurisdictions and state taxes, settlement of a foreign tax audit, and the establishment of a valuation allowance on Finnish deferred tax assets, which were partially offset by the release of uncertain tax positions relating to research credits. Comparatively, the tax benefit of $0.1 million for second quarter of 2011 was driven by tax expense in certain foreign jurisdictions and state taxes, offset by larger benefits resulting from losses in other foreign jurisdictions.

The effective tax rates for the six months ended March 30, 2012 and April 1, 2011 were negative 4.1% and 1.4%, respectively. The difference between the six months ended March 30, 2012 effective tax rate and the federal statutory tax rate is due primarily to a valuation allowance on the Company’s U.S. and Finnish deferred tax assets, the provision for state income taxes, and the settlement of a French tax audit, which were partially offset by a tax benefit recognized as a result of the expiration of statute of limitations on uncertain tax positions relating to research credits. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pretax financial results, the effective tax rate can change materially based on small variations of income.

Net Loss

In the second quarter of 2012 net loss was $6.7 million or $0.33 per basic and diluted share, as compared to net loss of $0.1 million or $0.00 per basic and diluted share in the second quarter of 2011. For the first six months of 2012, net loss was $9.9 million or $0.49 per basic and diluted share, as compared to net loss of $1.4 million or $0.07 per basic and diluted share for the first six months of 2011.

Liquidity and Capital Resources

Net cash used in operating activities was $5.2 million in the first six months of 2012 as compared to $3.6 million in the first six months of 2011. Net cash used in operating activities in the first six months of 2012 primarily relates to decreases in other liabilities and deferred revenue, an increase in inventories, and the net loss incurred in the period. These uses of cash were partially offset by decreases in accounts receivable and other assets, non-cash charges including depreciation, amortization and share based compensation, and restructuring charges, which do not require a current cash outlay.

Working capital decreased $11.0 million to $48.3 million at March 30, 2012 from $59.3 million at September 30, 2011. The decrease in working capital was primarily due to decreases in cash and accounts receivable, and an increase in other current liabilities, which were partially offset by an increase in inventories and decrease in other current liabilities and deferred revenue. Current assets decreased $13.1 million to $82.6 million at March 30, 2012 as compared to $95.7 million at September 30, 2011 due primarily to decreases in cash and accounts receivable, which were partially offset by an increase in inventories. Cash decreased $7.1 million due to the decrease in sales and also due to inventory purchases made in the first six months of 2012 made to support the Company’s growth initiatives and new product launches. As a result of these purchases, inventories increased $0.8 million at March 30, 2012 as compared to September 30, 2011. The $5.6 million decrease in accounts receivable was due primarily to lower sales in the second quarter of 2012 as compared to the fourth quarter of 2011 and also due to the timing of cash receipts. Current liabilities decreased $2.0 million to $34.4 million at March 30, 2012 from $36.4 million at September 30, 2011 due primarily to decreases in other current liabilities and deferred revenue. Other current liabilities decreased $1.6 million due primarily to the timing of payments made relating to compensation and severance arrangements which were accrued in prior periods. Deferred revenue decreased $0.6 million due to the completion of certain large orders in the first six months of 2012 which were shipped and revenue deferred in prior periods as revenue recognition criteria had not yet been met.

The Company’s credit agreement was amended on November 17, 2011 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of March 30, 2012 the Company’s borrowing capacity was $8.9 million. The credit agreement, as amended, has an interest rate of LIBOR + 1.75%, expires on December 1, 2013 and performance of all of the Company’s obligations, thereunder, including repayment of borrowings is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of March 30, 2012 and September 30, 2011. The credit agreement contains certain financial covenants, with which the Company was in compliance as of March 30, 2012.

The Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income,” (“ASU 2011-05”) which requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the current option of allowing an entity to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. For the Company, the issuance on the presentation of comprehensive income is effective beginning September 29, 2012. The Company does not anticipate the adoption of ASU 2011-05 will have a material effect on its results of operations or financial position.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended March 30, 2012 that could significantly affect the Company’s internal controls over financial reporting.

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

The risks inherent in the Company’s operations could be heightened by ongoing worldwide economic weakness and potential lack of credit availability.

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

The inability to obtain sufficient quantities of components and other materials necessary to produce the Company’s displays could result in reduced or delayed sales. The Company obtains much of the material it uses in the manufacture of its products from a limited number of suppliers, and it generally does not have long-term supply contracts with vendors. For some of this material the Company does not generally have a guaranteed alternative source of supply. In addition, given the Company’s cash management practices, vendors may not be willing to continue to ship materials on credit terms that are acceptable to the Company, or may impose lower than optimal credit lines for the Company. As a result, the Company is subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. The Company has in the past and may in the future face difficulties ensuring an adequate supply of various display components such as quality high resolution glass used in its products. In the future the Company may also face difficulties ensuring an adequate supply of the rear-projection screens used in certain video wall products. If a supplier were to cease production of material used by the Company in the manufacture of its products, and if the Company were unable to find a suitable alternative, it may be forced to purchase last-time buys of certain components which could negatively impact the Company’s cash position, and which, if unused, could result in the Company holding excess and obsolete inventory, which would adversely impact the Company’s results of operations. The Company is continually engaged in efforts to address this risk area. In another recent example of such supply risks, in fiscal 2010 the U.S. International Trade Commission issued an exclusion order banning the import of certain LCD panels incorporated by the Company in certain of its specialty display products. While this matter has since been settled, any future inability of the Company to import adequate supplies of such panels, or products including such panels, or other products or components, could have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company is subject to vendor lead times that can vary considerably depending on capacity fluctuations and other manufacturing constraints of the Company’s vendors. These lead times can be significant when vendors operate with diminished capacity or experience other restrictions that limit their ability to produce products in a timely manner. For most of the Company’s products, vendor lead times significantly exceed its customers’ required delivery time causing the Company to order to forecast rather than order based on actual demand. Competition in the market continues to reduce the period of time customers will wait for product delivery. Ordering raw materials and building finished goods based on the Company’s forecast exposes the Company to numerous risks including its inability to service customer demand in an acceptable timeframe, holding excess and obsolete inventory or having unabsorbed manufacturing overhead.

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

The Company has aging information systems hardware and software, and capital investment and management attention will be required over the next 18 months to replace such systems.

The Company maintains a variety of information systems in connection with the operation of its business, including an enterprise resource planning system (“ERP system”) that is integral to the Company’s ability to accurately and efficiently maintain its books and records, record its materials purchase transactions, manufacturing activities, account for and manage inventory and product sale transactions, provide critical business information to management, and prepare its financial statements. Certain of these systems, principally including the ERP system, are comprised of aging computer hardware and versions of software that are no longer actively supported by the vendor. The age of these systems heightens the risk of unanticipated difficulties, costs, disruptions and other adverse impacts and dictates that the Company take action to upgrade and improve the existing systems and replace them. The process of replacing the various hardware and software comprising, associated with or related to the Company’s ERP system began in fiscal 2012 and has caused, and will continue to cause the Company to incur costs, expend employee (including Company management) time and attention and otherwise burden the Company’s internal resources. This effort could detract from the Company’s various on-going business objectives. Failure to successfully replace the ERP system could damage the effectiveness of the Company’s business processes and controls and could adversely impact the Company’s ability to accurately and effectively forecast and manage sales demand, manage the Company’s supply chain, identify and implement actions that improve the Company’s operational effectiveness and margins, and report financial and management information on an accurate and timely basis.

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

The Company has intangible assets recorded on the balance sheet as a result of the acquisition of Clarity Visual Systems, Inc. that relate primarily to developed technology, patents, and customer relationships. The initial value of intangible assets recorded at the time of acquisition represented the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The remaining $0.9 million of the intangible assets will be amortized over the useful lives of the respective assets of approximately 1.4 years and could, in the future, experience additional impairment. The estimated undiscounted future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as occurred in fiscal 2008. A determination of impairment of intangible assets could result in a material charge to operations in a period in which an impairment loss is recognized, as occurred in fiscal 2008. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company’s amended and restated credit agreement, as amended on November 17, 2011, has a maximum borrowing capacity of $12.0 million and expires on December 1, 2013. As of March 30, 2012 there were no amounts outstanding under this credit agreement. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security for the performance of the Company’s obligations under its credit agreement, which includes certain financial covenants, as discussed in Note 8—Borrowings in the Notes to the Consolidated Financial Statements in this Report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2013. If the Company were unable to renew or extend this agreement, the Company may need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets. In addition, the Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations as may be required.

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

The Company is exposed to a number of economic and industry factors that could result in write-offs of inventory. These factors include, but are not limited to, technological and regulatory changes in the Company’s markets, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, forecasting errors, new product introductions, quality issues with key suppliers, product phase-outs, future customer service and repair requirements, and the availability of key components from the Company’s suppliers. Additionally, while the Company does not generally enter into long-term purchasing commitments with its suppliers, there are certain suppliers of EL and high-end home products with which the Company has long-term purchasing commitments. These commitments could require the Company to purchase inventory it considers obsolete.

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

Item 6.	Exhibits

(a)

10.1	Agreement by and among Planar Systems, Inc. and Red Oak Partners, LLC, a New York limited liability company, and certain of its affiliates named in the Agreement, dated January 27, 2012 (1)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 7, 2012.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: May 4, 2012	/S/ SCOTT HILDEBRANDT
Scott Hildebrandt
Senior Vice President and Chief Financial Officer