Form 10-Q
period 2012-06-29
PLANAR SYSTEMS INC
filed 2012-08-13
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the Quarter Ended June 29, 2012

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

Number of common stock outstanding as of August 3, 2012

20,809,406 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	Jun. 29, 2012	Jul. 1, 2011	Jun. 29, 2012	Jul. 1, 2011
Sales	$44,704	$45,659	$129,954	$135,379
Cost of sales	34,895	32,835	102,427	96,912

Gross profit	9,809	12,824	27,527	38,467
Operating expenses:
Research and development, net	2,319	2,781	7,805	7,968
Sales and marketing	6,019	6,892	19,662	18,889
General and administrative	3,167	4,200	10,947	12,639
Amortization of intangible assets	175	512	525	1,536
Restructuring (Note 5)	—	—	518	—

Total operating expenses	11,680	14,385	39,457	41,032

Loss from operations	(1,871)	(1,561)	(11,930)	(2,565)
Non-operating income (expense):
Interest, net	1	9	7	23
Foreign exchange, net	260	(208)	523	(830)
Other, net	129	(10)	450	222

Net non-operating income (expense)	390	(209)	980	(585)

Loss before income taxes	(1,481)	(1,770)	(10,950)	(3,150)
Provision for income taxes (Note 7)	212	127	604	146

Net loss	(1,693)	(1,897)	(11,554)	(3,296)

Net loss per share
Basic and diluted	$(0.08)	$(0.10)	$(0.58)	$(0.17)

Average shares outstanding—basic and diluted	20,219	19,506	20,024	19,362

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Jun. 29, 2012	Sept. 30, 2011
	(unaudited)
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash	$16,247	$22,231
Accounts receivable, net of allowance for doubtful accounts of $633 at June 29, 2012 and $1,622 at September 30, 2011	21,902	25,881
Inventories (Note 2)	36,806	42,967
Other current assets	2,990	4,587

Total current assets	77,945	95,666
Property, plant and equipment, net	3,605	4,265
Intangible assets, net	735	1,261
Other assets	5,835	4,110

	$88,120	$105,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,415	$15,549
Current portion of capital leases	219	—
Deferred revenue	1,952	2,339
Other current liabilities (Notes 5 and 6)	16,581	18,485

Total current liabilities	32,167	36,373
Long-term portion of capital leases	327	—
Other long-term liabilities	5,166	6,270

Total liabilities	37,660	42,643
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 20,234,072 and 19,758,400 issued shares at June 29, 2012 and September 30, 2011, respectively	184,021	182,826
Retained earnings (deficit)	(130,036)	(118,096)
Accumulated other comprehensive loss (Note 8)	(3,525)	(2,071)

Total shareholders’ equity	50,460	62,659

	$88,120	$105,302

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
	Jun. 29, 2012	Jul. 1, 2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,554)	$(3,296)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,119	3,139
Impairment and restructuring charges	518	—
Deferred taxes	199	—
Share based compensation	1,065	1,586
Lease incentives	151	—
Decrease in accounts receivable, net	3,502	2,274
Decrease (increase) in inventories	5,563	(11,986)
Decrease (increase) in other assets	716	(1,151)
Increase (decrease) in accounts payable	(2,038)	2,626
Increase (decrease) in deferred revenue	(316)	517
Decrease in other liabilities	(2,593)	(1,152)

Net cash used in operating activities	(2,668)	(7,443)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,689)	(1,262)
Purchase of leasehold improvements reimbursed by landlord	(151)	—

Net cash used in investing activities	(2,840)	(1,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease	459	—
Payments of capital lease obligations	(80)	(4)
Value of shares withheld for tax liability	(386)	(380)
Net proceeds from issuance of capital stock	130	164

Net cash provided by (used in) financing activities	123	(220)
Effect of exchange rate changes on cash	(599)	609

Net decrease in cash	(5,984)	(8,316)
Cash at beginning of period	22,231	31,709

Cash at end of period	$16,247	$23,393

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

NOTE 2 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Jun. 29, 2012	Sept. 30, 2011
Raw materials	$16,877	$18,175
Work in process	2,545	2,440
Finished goods	17,384	22,352

	$36,806	$42,967

NOTE 3 – EARNINGS PER SHARE

Weighted average basic and diluted shares outstanding for the three and nine months ended June 29, 2012 were 20,219,000 and 20,024,000, respectively. Weighted average basic and diluted shares outstanding for the three and nine months ended July 1, 2011 were 19,506,000 and 19,362000, respectively. Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and nonvested shares, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options or nonvested shares as of June 29, 2012 and July 1, 2011, respectively, due to the Company incurring a net loss for each of the three and nine months then ended.

NOTE 4 – SHAREHOLDERS’ EQUITY

In the first quarter of fiscal 2010 the Company adopted the 2009 Incentive Plan (the “2009 Plan”). This plan replaced the Company’s 1993 Stock Incentive Plan, the 1996 Stock Incentive Plan, the 1999 Non-Qualified Stock Option Plan, the 2007 New Hire Incentive Plan, the Clarity Visual Systems, Inc. 1995 Plan and Non-Qualified Stock Option Plan as well as any individual inducement awards, which are collectively referred to as the “Prior Plans.” The 2009 Plan authorizes the issuance of 1,300,000 shares of common stock. In addition, up to 2,963,375 shares subject to awards outstanding under the Prior Plans at the time the 2009 Plan was approved became available for issuance under the 2009 Plan to the extent that these shares cease to be subject to the original awards (such as by expiration, cancellation or forfeiture of the awards). The maximum number of shares that may be issued under the 2009 Plan is 4,263,375 shares, including shares available from the Prior Plans.

Stock Options

The 2009 Plan provides for the granting of stock options, which generally vest and become exercisable over a three-year period and expire seven to ten years after the date of grant. Options were last granted in the second quarter of fiscal 2008.

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding at September 30, 2011	1,152,707	$9.89
Granted	—	—
Exercised	(988)	0.03
Forfeited	—	—
Expired	(187,667)	11.39

Options outstanding at June 29, 2012	964,052	$9.61

All options outstanding at June 29, 2012 were exercisable. As of June 29, 2012, the total pretax intrinsic value of options outstanding and options exercisable was $5 and the options had a weighted average remaining contractual term of 2.7 years.

Restricted Stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718, “Compensation – Stock Compensation”). Shares issued generally vest over a one to three year period upon the passage of time, or upon meeting objective performance conditions.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2011	1,385,934	$3.34
Granted	831,500	1.92
Vested	(585,049)	3.32
Canceled	(128,384)	3.69

Restricted stock outstanding at June 29, 2012	1,504,001	$2.53

Employee Stock Purchase Plan

In fiscal 2005 the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (“the Plan”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. In the second quarter of fiscal 2010, the Company’s shareholders approved an amendment to the Plan which increased the number of shares of common stock that may be purchased under the Plan from 400,000 shares to 1,400,000 shares. As of June 29, 2012, approximately 770,000 shares remained available for purchase.

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payment awards and employee stock purchases for the three and nine months ended June 29, 2012 and July 1, 2011. The expense was allocated as follows:

	Three Months Ended Jun. 29, 2012	Three Months Ended Jul. 1, 2011	Nine Months Ended Jun. 29, 2012	Nine Months Ended Jul. 1, 2011
Cost of sales	$32	$14	$68	$44

Research and development	$36	$56	$99	$159
Sales and marketing	58	148	113	380
General and administrative	286	479	785	1,003

Share based compensation expense included in operating expenses	$380	$683	$997	$1,542

Share based compensation expense related to employee stock options, restricted stock awards and employee stock purchase plan	$412	$697	$1,065	$1,586

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

NOTE 5 – RESTRUCTURING CHARGES

No impairment or restructuring charges were incurred in the three months ended June 29, 2012. In the second quarter of 2012, the Company recorded $518 in net restructuring charges, including $575 in charges related to severance benefits estimated for the termination of certain employees who performed manufacturing, engineering, sales, marketing, and general and administrative functions. During the second quarter of 2012 the Company also determined that severance benefits related to previously recorded charges would be less than initially estimated and reduced the liability to reflect the current estimate of amounts to be paid. This revision was recorded as a $57 reduction in operating expenses in the second quarter of 2012. No restructuring charges were incurred in the three and nine months ended July 1, 2011.

Restructuring charges related to previously recorded charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities
Balance as of September 30, 2011	$1,717	$184
Additional charges	575	—
Cash paid	(1,725)	—
Revisions to original estimate	(57)	—

Balance as of June 29, 2012	$510	$184

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Jun. 29, 2012	Sept. 30, 2011
Warranty reserve	$3,719	$3,613
Accrued compensation	5,876	7,982
Other	6,986	6,890

Total	$16,581	$18,485

The Company provides a warranty for its products and establishes an allowance at the time of sale which the Company believes, based on its best estimates, is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

A reconciliation of the changes in the warranty reserve is as follows:

	Jun. 29, 2012
	Three months ended	Nine months ended
Balance at beginning of period	$3,675	$3,613
Cash paid for warranty repairs	(977)	(2,856)
Provision for current period sales	1,021	2,962

Balance at end of period	$3,719	$3,719

NOTE 7 – INCOME TAXES

The provision for income taxes for the third quarter of 2012 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision for income taxes is the result of a mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax provision of $212 for the three months ended June 29, 2012 was generated by a mix of tax expense in foreign jurisdictions and state taxes. Comparatively, the tax provision of $127 recognized in the third quarter of 2011 was driven by a mix of tax expenses in certain foreign jurisdictions and state taxes, partially offset by tax losses in other foreign jurisdictions.

For the three months ended June 29, 2012 the negative effective tax rate of 14.2% differs from the federal statutory rate due to the valuation allowance on U.S. and Finnish losses. The effective tax rate of negative 7.2% for the three months ended July 1, 2011 differed from the federal statutory rate largely as a result of the Company’s valuation allowance on its U.S. net operating losses. Other factors include the effects of the Company’s operations in foreign jurisdictions with different tax rates, and the provision for state income taxes.

The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. In the second quarter of fiscal 2012 the Company recorded a valuation allowance against its Finnish deferred tax assets due its cumulative three year operating loss in Finland. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its U.S. deferred tax assets, and as of June 29, 2012 the Company continues to place a valuation allowance its U.S. deferred tax assets. While a valuation allowance is still in place for financial statement purposes as of June 29, 2012, the valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

The Company is subject to taxation primarily in the United States, Finland, and France, as well as in certain states (including Oregon and California) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has settled with the Internal Revenue Service on their examination of all United States federal income tax matters through fiscal year 2008. The Company has also settled examinations of both its Finnish tax returns for all tax years through 2006, as well as its French tax returns through fiscal year 2010. The Company does not anticipate total gross unrecognized tax benefits will significantly change, either as a result of full or partial settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company has not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. As of June 29, 2012 the undistributed earnings of these foreign operations were approximately $5,028.

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of related tax effects, is as follows:

	Three Months Ended Jun. 29, 2012	Three Months Ended Jul. 1, 2011	Nine Months Ended Jun. 29, 2012	Nine Months Ended Jul. 1, 2011
Net income (loss)	$(1,693)	$(1,897)	$(11,554)	$(3,296)
Other comprehensive income (loss):
Foreign currency translation adjustments	(858)	438	(1,454)	1,302

Other comprehensive income (loss)	(858)	438	(1,454)	1,302

Comprehensive income (loss)	$(2,551)	$(1,459)	$(13,008)	$(1,994)

NOTE 9 – BORROWINGS

The Company’s credit agreement was amended on November 17, 2011 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of June 29, 2012 the Company’s borrowing capacity was $10.1 million. The credit agreement, as amended, has an interest rate of LIBOR + 1.75%, expires on December 1, 2013 and performance of all of the Company’s obligations, thereunder, including repayment of borrowings is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of June 29, 2012 and September 30, 2011. The credit agreement contains certain financial covenants, with which the Company was in compliance as of June 29, 2012.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. Forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the risk factors included in Part II, Item 1A of this report and the following, could cause actual results to differ materially from the forward-looking statements: poor or further weakened domestic and international business and economic conditions; changes or continued reductions in the demand or order rates for products in the various display markets served by the Company; any delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; the extent and timing of any additional expenditures by the Company to address business growth opportunities; any inability to reduce costs or to do so quickly enough, in either case, in response to reductions in revenue; the ability of the Company to successfully implement any cost reduction initiatives or generally cause ongoing operating expenses to be maintained at levels permitting Company profitability; adverse impacts on the Company or its operations relating to or arising from any inability to fund desired expenditures, including due to difficulties in obtaining necessary financing; changes in the flat-panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or the ability to keep pace with technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods including as a result of natural disasters like the recent earthquakes and tsunami in Japan and future production variables resulting in excess inventory. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

The Company’s Strategy

For over a quarter century, Planar has been designing and bringing to market innovative display solutions. The Company focuses on customized or specialty display products and systems, generally in niche display markets where requirements are more stringent, innovation is valued and the customer is not served or is underserved by the mass-market, commodity display providers. More recently the Company has increased expenditures with respect to human resources and certain sales and marketing programs to better position itself to increase product revenues targeted at the fast growing market for digital signage displays, where the Company’s LCD video wall systems, various flat displays and other customized products are being sold for digital signage applications in retail, airport, sports arena and stadium, hospitality, quick serve restaurant, corporate and higher-education venues.

The Company’s Products

Planar delivers display products and related solutions for a wide variety of applications and vertical markets. It categorizes the products into two areas, “Digital Signage” and “Commercial and Industrial.”

Digital Signage

The Digital Signage display market has experienced rapid growth in recent years and is expected to have strong growth over the next three to five years. Digital Signage solutions are being installed in many environments including retail locations, airports, and sports arenas, as well as emerging applications in other end markets such as quick serve restaurants. Planar provides solutions for a number of display applications for the digital signage market utilizing a variety of technologies and products.

• Matrix and Mosaic Display Systems: Planar’s super narrow bezel LCD display systems allow customers to create flat, large video walls for a number of applications including ambience, advertising, architectural and brand promotion, and are being deployed in a large range of markets including retail, hospitality, commercial, sports venues and airports. Solutions utilize specialized LCD panels and “tile” them together using video processing to create large video wall displays. Products offered are well suited to these applications as they are designed for simple installation, easy and cost effective maintainability and off-boarding of power and video processing. The Company offers and supports a growing number of sizes and resolutions of super narrow bezel displays, including touch panels, that can be utilized in creating a wide variety of video wall solutions.

• Custom Signage Displays: Planar manufactures a variety of customized LCD solutions for customers with requirements which go beyond those available from off the shelf products. Included in this category are customized and ruggedized indoor retail signage products used for direct marketing purposes. These displays are typically ruggedized to withstand extreme weather, direct sunlight, moisture, dust, vibration and other conditions present in public viewing spaces.

• Outdoor Signage Displays: Planar designs and manufactures a line of outdoor signage products which are uniquely suited to demanding environmental conditions in mission critical applications such as the drive through lanes of quick serve restaurants.

• Large Format Stand Alone Displays: Planar provides a line-up of commercial-grade LCD displays, including the recently launched zero bezel “UltraLux” product offerings, suitable for a wide range of digital signage uses.

Commercial and Industrial

The Commercial and Industrial display markets that the Company addresses are varied and numerous. Some of these markets are relatively mature, and others offer unique opportunities to grow based on new technology enhancements and other factors. The Company serves these markets with a wide range of solutions including standard as well as highly differentiated custom display products and systems.

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

• Electroluminescent (“EL”) Displays: Planar leverages its proprietary intellectual property and historical core competency in EL technologies to focus on providing customized, embedded and ruggedized displays to Original Equipment Manufacturers (“OEMs”) and other system suppliers. EL is used in a variety of applications and industries including instrumentation, medical equipment, vehicle dashboards and military applications, all of which require functionality in demanding usage conditions such as rugged outdoor conditions, extreme temperatures, instances where shaking or shock is expected, the need for high-bright solutions, or applications requiring transparency, which have become possible as a result of new technical innovations.

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

Overview

The Company recorded sales of $44.7 million in the three months ended June 29, 2012 (the “third quarter of 2012”), which was a decrease of $1.0 million or 2.1% as compared to sales of $45.7 million in the three months ended July 1, 2011 (the “third quarter of 2011”). In the nine months ended June 29, 2012 (the “first nine months of 2012”), sales were $130.0 million, which was a decrease of $5.4 million or 4.0% as compared to $135.4 million in sales during the nine months ended July 1, 2011 (the “first nine months of 2011”). The decrease in both the three and nine months ended June 29, 2012 as compared to the same periods of 2011 was primarily due to decreases in sales of commercial and industrial products, partially offset by increases in sales of digital signage products.

In the third quarter of 2012 loss from operations was $1.9 million as compared to $1.6 million in the third quarter of 2011. For the first nine months of 2012 loss from operations was $11.9 million as compared to a $2.6 million loss from operations in the first nine months of 2011. The increased loss from operations in the three and nine months ended June 29, 2012 was primarily due to decreases in gross profit as the result of changes in product mix and under-absorption of expenses in certain production areas as a result of lower sales.

In the third quarter of 2012 net loss was $1.7 million or $0.08 per basic and diluted share as compared to a net loss of $1.9 million or $0.10 per basic and diluted share in the third quarter of 2011. For the first nine months of 2012 net loss was $11.6 million or $0.58 per basic and diluted share as compared to a net loss of $3.3 million or $0.17 per basic and diluted share in the first nine months of 2011.

In the third quarter of 2012 the Company continued to experience strong demand for its digital signage products. The Company continues to believe there are opportunities to increase digital signage sales and, accordingly, continues to focus on driving revenue growth in this product area. These efforts are focused on accessing new customers, expanding relationships with existing customers, and adding product offerings to broaden the Company’s differentiated digital signage product portfolio. In the first nine months of fiscal 2012 the Company has developed the Mosaic, UltraLux, and LookThru product lines to further complement its product offerings for businesses which use digital signage to attract customers.

Sales

For the three months ended June 29, 2012, the Company’s sales decreased $1.0 million or 2.1% to $44.7 million compared to sales of $45.7 million for the three months ended July 1, 2011. For the quarter, sales of commercial and industrial products decreased 5.4%, which was partially offset by an increase in sales of digital signage products of 8.5% as compared to the third quarter of 2011. The decrease in sales of commercial and industrial products was primarily due to decreases in sales of high-end home and EL products, which were partially offset by increases in sales of custom commercial industrial products and desktop monitors. Sales of high-end home products decreased 42%, primarily due to 23% and 18% decreases in volumes sold and average selling prices, respectively, as a result of continued market softness for high-end home products. Sales of EL products decreased 36%, primarily due to a 35% decrease in volume sold as a result of lower shipments in the third quarter of 2012 as compared to the third quarter of 2011. In the third quarter of 2012, sales of custom commercial and industrial products increased 62%, as compared to the same period of the prior year, primarily due to a 99% increase in volumes sold, which was partially offset by a 19% decrease in average selling prices. The increase in volumes sold was primarily a result of new design wins while the decrease in average selling prices was due primarily to changes in product mix. Sales of desktop monitors increased 17% in the third quarter of 2012, as compared to the same period of the prior year, primarily due to a 61% increase in volumes sold as the Company experienced strong demand for these product offerings. The increase in volumes sold was partially offset by a 28% decrease in average selling prices of these products. The increase in sales of digital signage products was primarily due to increases in sales of Matrix LCD videowall systems, partially offset by a decrease in sales of customized digital signage products. Sales of Matrix LCD videowall systems increased 66%, primarily due to a 62% increase in volumes sold as a result of increased demand for indoor videowall products as well as the Company’s continued efforts to drive growth via increased sales and marketing efforts directed in this area. Sales of customized digital signage products decreased 97%, primarily due to decreases in volumes sold as a result of large customer orders fulfilled in the third quarter of 2011 which were not repeated in the third quarter of 2012.

For the nine months ended June 29, 2012, the Company’s sales decreased $5.4 million or 4.0% to $130.0 million as compared to sales of $135.4 million for the nine months ended July 1, 2011. For the first nine months of 2012, sales of commercial and industrial products decreased 7.0%, which were partially offset by a 7.3% increase in sales of digital signage products, as compared to the first nine months of 2011. The decrease in sales of commercial and industrial products was primarily due to decreases in sales of EL and high-end home products, and also due to decreases in sales of rear-projection cubes. These decreases were partially offset by increases in sales of desktop monitors and custom commercial and industrial products. Sales of EL products decreased 31%, primarily due to a 38% decrease in volumes sold, which was partially offset by a 12% increase in average selling prices. Sales of high-end home products decreased 23% due to 13% and 8% decreases in volumes sold and average selling prices, respectively. The decreases in EL and high-end home product sales were primarily due to the reasons discussed above. In the first nine months of 2012, sales of rear-projection cubes decreased 7%, primarily due to a 15% decrease in volumes sold, which was partially offset by a 4% increase in average selling prices as a result of large customer orders that shipped in the second quarter of 2011 that were not repeated in 2012. Sales of desktop monitors increased 17%, primarily due to a 31% increase in volumes sold, which was partially offset by an 8% decrease in average selling prices of these products. Sales of custom commercial and industrial products increased 13% in the first nine months of 2012, as compared to same period of the prior year as the result of an increase in volumes sold. The increases in desktop monitor and custom commercial and industrial products sales were due primarily to the reasons discussed above. The 7.3% overall increase in sales of digital signage products was primarily due to increases in sales of Matrix LCD videowall systems, which were partially offset by a decrease in sales of customized digital signage products. Sales of Matrix LCD videowall systems increased 77% in the first nine months of 2012, primarily due to 56% and 13% increases in volumes sold and average selling prices, respectively as a result of the reasons discussed above. Sales of customized digital signage products decreased 92%, primarily due to a 93% decrease in volumes sold, as a result of the reason discussed above.

International sales increased $0.4 million or 3.2% to $14.6 million in the third quarter of 2012 as compared to $14.2 million in the third quarter of 2011. The increase in international sales in the three months ended June 29, 2012 was due primarily to increased sales of Matrix LCD videowall systems in the Asia Pacific region. International sales decreased $3.0 million or 7.1% from $42.7 million in the first nine months of 2011 to $39.7 million in the first nine months of 2012. The decrease in international sales in the nine months ended June 29, 2012 was primarily due to the decrease in EL sales as a result of the reasons discussed above. As a percentage of total sales, international sales increased from 31.0% to 32.7% in the third quarter of 2012 as compared to the same period of the prior year. As a percentage of sales, international sales decreased from 31.6% in the first nine months of 2011 to 30.6% in the first nine months of 2012. The Company does not have material sales to any particular country outside the United States.

Gross Profit

Gross profit as a percentage of sales decreased to 21.9% in the third quarter of 2012 from 28.1% in the third quarter of 2011. Total gross profit decreased $3.0 million or 23.5% to $9.8 million in the third quarter of 2012 as compared to $12.8 million in the same period of the previous year. The decrease is due primarily to lower volume sales and changes in product mix negatively impacting absorption of expenses in certain production areas with a relatively higher fixed cost, including EL production facilities.

For the first nine months of 2012 gross profit as a percentage of sales decreased to 21.2% from 28.4% in the first nine months of 2011. Total gross profit decreased $11.0 million or 28.4% to $27.5 million in the first nine months of 2012 as compared to $38.5 million in the first nine months of 2011. The decreases in gross profit for the three and nine months-ended June 29, 2012 were primarily due to changes in product mix and the under-absorption of expenses in certain production areas as a result of lower sales.

Research and Development

Research and development expenses decreased $0.5 million or 16.6% to $2.3 million in the third quarter of 2012 from $2.8 million in the same period of the prior year. Research and development expenses were $7.8 million and $8.0 million in the first nine months of 2012 and 2011, respectively, which was a $0.2 million or 2.0% decrease. The decreases for both the three and nine months ended June 29, 2012 were primarily due to lower headcount and compensation-related items as well as a decrease in program spending in those periods, as compared to the three and nine months ended July 1, 2011.

As a percentage of sales, research and development expenses decreased to 5.2% in the third quarter of 2012 as compared to 6.1% in the same period of 2011. This decrease was primarily due to the decrease in research and development expenses in the third quarter of 2012 which was partially offset by the decrease in sales. As a percentage of sales, research and development expenses increased to 6.0% in the first nine months of 2012 as compared to 5.9% in the first nine months of 2011. The increase was primarily the result of research and development expenses decreasing at a slower rate than sales in that period.

Sales and Marketing

Sales and marketing expenses decreased $0.9 million or 12.7% to $6.0 million in the third quarter of 2012 as compared to $6.9 million in the same period of the prior year. This decrease was primarily due to lower sales commissions and headcount, which were partially offset by an increase in program spending in an effort to drive growth and market penetration. For the first nine months of 2012, sales and marketing expenses increased $0.8 million or 4.1% to $19.7 million as compared to $18.9 million in the first nine months of 2011. The nine-month increase in sales and marketing expenses was primarily due to an increase in program spending and an increase in headcount, which were both due to the Company’s efforts to drive growth and market penetration within the digital signage market.

As a percentage of sales, sales and marketing expenses decreased to 13.5% in the third quarter of 2012 as compared to 15.1% in the same period of the prior year. The decrease in sales and marketing expense, as a percentage of sales, was primarily the result of lower sales and marketing expenses due to the reasons discussed above. In the first nine months of 2012, sales and marketing expenses were 15.1% of sales as compared to 14.0% of sales in the first nine months of 2011. The increase in sales and marketing expenses as a percentage of revenue in the first nine months of 2012 was the result of the increase in sales and marketing expenses, and the decrease in sales, due to the reasons discussed above.

General and Administrative (G&A)

General and administrative expenses decreased $1.0 million or 24.6% to $3.2 million in the third quarter of 2012 from $4.2 million in the third quarter of 2011. The decrease in general and administrative expenses was primarily due to decreases in headcount and lower compensation-related items, including share-based compensation. General and administrative expenses were $10.9 million in the first nine months of 2012 as compared to $12.6 million in the first nine months of 2011. The $1.7 million or 13.4% decrease was due primarily to decreases in compensation related expenses, including share based compensation.

As a percentage of sales, general and administrative expenses decreased to 7.1% in the third quarter of 2012 as compared to 9.2% in the third quarter of 2011. For the first months of 2012, general and administrative expenses decreased to 8.4% as a percentage of sales from 9.3% in the first nine months of 2011. The decreases in general and administrative expenses as a percentage of sales in the three and nine months ended June 29, 2012 were primarily due to the reasons discussed above.

Amortization of Intangible Assets

Expenses for the amortization of intangible assets were $0.2 million and $0.5 million in the third quarters of 2012 and 2011, respectively. In the first nine months of 2012, amortization expenses were $0.5 million as compared to $1.5 million in the same period of 2011. The decrease in amortization expenses for the three and nine months ended June 29, 2012 as compared to the three and nine months ended July 1, 2011 was the result of certain intangible assets that became fully amortized in the fourth quarter of 2011 and, as such, had no related amortization expense in the first nine months of 2012.

Restructuring Charges

No impairment or restructuring charges were incurred in the third quarters of 2012 or 2011. During the second quarter of 2012 the Company recorded $0.5 million in net restructuring charges. As discussed in Note 5—Restructuring Charges, the charges consisted primarily of a charge related to severance benefits estimated for the termination of certain employees who performed manufacturing, engineering, sales, marketing, and general and administrative functions. No impairment or restructuring charges were incurred in the first nine months of 2011.

Total Operating Expenses

Total operating expenses decreased $2.7 million or 18.8% to $11.7 million in the third quarter of 2012 from $14.4 million in the same period of the prior year. The decrease in operating expenses was the result of decreases in general and administrative expenses, sales and marketing, and research and development expenses, due to the reasons discussed above. In the first nine months of 2012, total operating expenses decreased $1.5 million or 3.8% to $39.5 million as compared to $41.0 million in the same period of 2011. The decrease in total operating expenses was primarily due to decreases in general and administrative expenses and the amortization of intangible assets, which were partially offset by increases in sales and marketing and restructuring expenses, due to the reasons discussed above.

As a percentage of sales, total operating expenses decreased to 26.1% in the third quarter of 2012 from 31.5% in the same period of the prior year. The decrease in total operating expenses as a percentage of sales was primarily the result of the decrease in operating expenses due to the reasons discussed above. As a percentage of sales, total operating expenses were 30.4% in the first nine months of 2012 compared to 30.3% in the first nine months of 2011. The increase is primarily a result of operating expenses decreasing at a slower rate than sales in the period.

Non-operating Income and Expense

Non-operating income and expense includes interest income on cash equivalents, interest expense, net foreign exchange gain or loss and other income or expense. Net interest income was $1 thousand in the third quarter of 2012 and $9 thousand in the same period of the prior year. For the first nine months of 2012, net interest income was $7 thousand as compared to $23 thousand in the same period of the prior year.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign exchange gains and losses amounted to a net gain of $0.3 million in the third quarter of 2012 and a net loss of $0.2 million in the third quarter of 2011. For the first nine months of 2012, foreign currency exchange gains and losses amounted to a net gain of $0.5 million as compared to a net loss of $0.8 million in the same period of the prior year.

Net other income was $0.1 million in the third quarter of 2012 as compared to net other expense of $10 thousand in the same period of 2011. Net other income was $0.5 million and $0.2 million for the first nine months of 2012 and 2011, respectively.

Provision for Income Taxes

In the third quarter of 2012 the Company recorded income tax expense of $0.2 million on a pretax loss of $1.5 million, resulting in a negative effective tax rate of 14.2%. Comparatively, the Company recorded an income tax expense of $0.1 million on a pretax loss of $1.8 million in the third quarter of 2011, resulting in an effective tax rate of negative 7.2%. The tax expense recorded in the third quarter of 2012 was generated by tax expense in certain foreign jurisdictions and state taxes. Comparatively, the tax expense of $0.1 million for third quarter of 2011 was driven by tax expense in certain foreign jurisdictions and state taxes, partially offset by larger benefits resulting from losses in other foreign jurisdictions.

The effective tax rates for the nine months ended June 29, 2012 and July 1, 2011 were negative 5.5% and 4.6%, respectively. The difference between the nine months ended June 29, 2012 effective tax rate and the federal statutory tax rate is due primarily to a valuation allowance on the Company’s U.S. and Finnish deferred tax assets, the provision for state income taxes, and the settlement of a French tax audit, which were partially offset by a tax benefit recognized as a result of the expiration of statute of limitations on uncertain tax positions relating to research credits. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pretax financial results, the effective tax rate can change materially based on small variations of income.

Net Loss

In the third quarter of 2012 net loss was $1.7 million or $0.08 per basic and diluted share, as compared to net loss of $1.9 million or $0.10 per basic and diluted share in the third quarter of 2011. For the first nine months of 2012, net loss was $11.6 million or $0.58 per basic and diluted share, as compared to net loss of $3.3 million or $0.17 per basic and diluted share for the first nine months of 2011.

Liquidity and Capital Resources

Net cash used in operating activities was $2.7 million in the first nine months of 2012 as compared to $7.4 million in the first nine months of 2011. Net cash used in operating activities in the first nine months of 2012 primarily relates to the net loss incurred in the period and decreases in accounts payable, other liabilities and deferred revenue. These uses of cash were partially offset by decreases in inventories, accounts receivable and other assets, non-cash charges including depreciation and amortization, share based compensation, restructuring charges, deferred taxes and lease incentives, which do not require a current cash outlay.

Working capital decreased $13.5 million to $45.8 million at June 29, 2012 from $59.3 million at September 30, 2011. The decrease in working capital was due primarily to decreases in inventories, cash, accounts receivable and other assets, which were partially offset by decreases in accounts payable, deferred revenue, and other current liabilities. Current assets decreased $17.8 million to $77.9 million at June 29, 2012 as compared to $95.7 million at September 30, 2011 due to decreases in inventories, cash, accounts receivable, and other current assets. Inventories decreased $6.2 million due to sales of the Company’s products in the first nine months of 2012, and also due to lower estimates of inventory value. Cash decreased $6.0 million primarily due to the loss from operations for the nine months ended June 29, 2012. The $4.0 million decrease in accounts receivable was due primarily to lower sales in the third quarter of 2012 as compared to the fourth quarter of 2011 and also due to the timing of cash receipts. Current liabilities decreased $4.2 million to $32.2 million at June 29, 2012 from $36.4 million at September 30, 2011 due primarily to decreases in accounts payable and other current liabilities. Accounts payable decreased $2.1 million due primarily to the decrease in inventories and the timing of payments made to the Company’s vendors. Other current liabilities decreased $1.9 million due primarily to the timing of payments made relating to compensation and severance arrangements which were accrued in prior periods.

The Company’s credit agreement was amended on November 17, 2011 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of June 29, 2012 the Company’s borrowing capacity was $10.1 million. The credit agreement, as amended, has an interest rate of LIBOR + 1.75%, expires on December 1, 2013 and performance of all of the Company’s obligations, thereunder, including repayment of borrowings is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of June 29, 2012 and September 30, 2011. The credit agreement contains certain financial covenants, with which the Company was in compliance as of June 29, 2012.

The Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income,” (“ASU 2011-05”) which requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the current option of allowing an entity to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In

December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which defers the requirement within ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements pending further deliberation by the FASB. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. For the Company, the revised issuance on the presentation of comprehensive income is effective for the fiscal year beginning September 29, 2012. The Company does not anticipate the adoption of ASU 2011-05 will have a material effect on its results of operations or financial position. We will evaluate the impact of the requirements deferred by ASU 2011-12 at which time they become effective.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended June 29, 2012 that could significantly affect the Company’s internal controls over financial reporting.

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

In the recent past, general worldwide economic conditions have experienced a dramatic downturn due to a variety of factors, including credit conditions, the housing market crisis, liquidity concerns, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. The downgrade of the U.S. and certain European country credit ratings and the possibility that certain European member states will default on their debt obligations have increased the already significant uncertainty about the stability of global credit and financial markets. These conditions make it extremely difficult for the Company’s customers, the Company’s vendors, and the Company to accurately forecast and plan future business activities. In this time of economic difficulties, the Company’s financial performance and prospects for growth are subject to heightened risks including, but not limited to, the risk that the poor economic conditions and uncertainties in the credit and financial markets could adversely affect the amount, timing and stability of the demand for the Company’s products, the financial strength of the Company’s customers and vendors and their ability or willingness to do business with the Company, the ability of the Company’s customers and/or vendors to fulfill their obligations to the Company, and the ability of the Company’s customers and/or vendors to obtain credit in amounts and on terms acceptable to them. Each of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations, including:

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

•

a decline in the financial strength of the Company’s customers’ businesses which could result in the Company losing sales if the Company becomes unwilling to extend trade credit in connection with orders of its products, the customers inability to pay their vendors in a timely manner, declaring bankruptcy or otherwise ceasing operations, any of which could harm the Company’s ability to collect on amounts due from its customers in a timely manner, or at all. The Company does maintain allowances for estimated losses resulting from the inability of its customers to make required payments.

The Company took a number of measures to reduce costs in response to the worldwide economic downturn over the past three years. However, in connection with the execution of the growth strategy adopted during fiscal 2011 the Company has since begun to make increased investments in sales and marketing expenses to better position it for sales growth. If the economic recovery were to slow or cease and dip back into recession, or if customer demand for the Company’s products were to otherwise not improve or slow down, the Company might be unable to adjust expense levels rapidly enough in response to falling demand or adequately reduce expenses without changing the way in which it operates in a manner that has adverse consequences. If revenues were to decrease further and the Company was unable to adequately reduce expense levels, it might incur significant losses that could potentially adversely affect the Company’s overall financial performance and the market price of the Company’s common stock.

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

Future results of operations will partly depend on the Company’s ability to improve and successfully market its existing products, while also successfully developing and marketing new products and developing new markets for existing products and technologies. If the Company fails to do this, its products or technologies could become obsolete or noncompetitive. Additionally, if the Company were unable to successfully execute its transition from existing products to new offerings or technologies, it could result in the Company holding excess or obsolete inventory, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. In the past, the Company has reduced its spending on research and development projects as a part of overall cost reductions. The Company may be required to reduce research and development expenditures in future periods as a part of cost reduction programs. These reductions could impact the Company’s ability to improve its existing products and to successfully develop new products.

New products and markets, by their nature, present significant risks and even if the Company is successful in developing new products, they typically result in pressure on gross margins during the initial phases as start-up activities are spread over lower initial sales volumes. The Company has experienced lower margins from new products and processes in the past, which have negatively impacted overall gross margins. In addition, customer relationships can be negatively impacted due to production and product performance problems and late delivery of shipments. Future operating results will depend on the Company’s ability to continue to provide new product solutions that compare favorably on the basis of cost and performance with competitors. The Company’s success in attracting new customers and developing new business depends on various factors, including, but not limited to, the following:

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

The inability to obtain sufficient quantities of components and other materials necessary to produce the Company’s displays could result in reduced or delayed sales. The Company obtains much of the material it uses in the manufacture of its products from a limited number of suppliers, and it generally does not have long-term supply contracts with vendors. For some of this material the Company does not generally have a guaranteed alternative source of supply. In addition, given the Company’s cash management practices, vendors may not be willing to continue to ship materials on credit terms that are acceptable to the Company, or may impose lower than optimal credit lines for the Company. As a result, the Company is subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. The Company has in the past and may in the future face difficulties ensuring an adequate supply of various display components such as quality high resolution glass used in its products. In the future the Company may also face difficulties ensuring an adequate supply of the rear-projection screens used in certain video wall products. If a supplier were to cease production of material used by the Company in the manufacture of its products, and if the Company were unable to find a suitable alternative, it may be forced to purchase last-time buys of certain components which could negatively impact the Company’s cash position, and which, if unused, could result in the Company holding excess and obsolete inventory, which would adversely impact the Company’s results of operations. The Company is continually engaged in efforts to address this risk area. In another recent example of such supply risks, in fiscal 2010 the U.S. International Trade Commission issued an exclusion order banning the import of certain LCD panels incorporated by the Company in certain of its specialty display products. While this matter was resolved, any future inability of the Company to import adequate supplies of such panels, or products including such panels, or other products or components, could have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company is subject to vendor lead times that can vary considerably depending on capacity fluctuations and other manufacturing constraints of the Company’s vendors. These lead times can be significant when vendors operate with diminished capacity or experience other restrictions that limit their ability to produce products in a timely manner. For most of the Company’s products, vendor lead times significantly exceed its customers’ required delivery time causing the Company to order to forecast rather than order based on actual demand. Competition in the market continues to reduce the period of time customers will wait for product delivery. Ordering raw materials and building finished goods based on the Company’s forecast exposes the Company to numerous risks including its inability to service customer demand in an acceptable timeframe, holding excess and obsolete inventory or having unabsorbed manufacturing overhead.

In recent years, the Company has increased its reliance on Asian manufacturing companies for the manufacture of displays that it sells in all of the markets served by the Company. The Company also relies on certain other contract manufacturing operations in Asia, including those that produce circuit boards and other components, and those that manufacture and assemble certain of its products. Asia has experienced several earthquakes, tsunamis, typhoons, and interruptions to power supplies which resulted in business interruptions. In particular, the March 2011 earthquake and tsunami in Japan caused some of the Company’s vendors and some of the suppliers of the Company’s vendors to halt, delay or reduce production of displays, display components and other materials which are used in the Company’s products. Similar events in future periods could result in the inability of vendors to manufacture and deliver to the Company in a timely manner the displays and other components in the types and quantities it needs to fully satisfy customer demand for its products. Many of the Company’s components are obtained from single and sole sources and, if at all possible, finding suitable alternative sources of supply for displays and other components used in the Company’s products may be difficult and time consuming, and obtaining them in required quantities in a timely manner and at acceptable costs may not be possible at all. Any significant interruption in the supply of displays, components and contract manufacturing capacity necessary to produce and sell the Company’s products would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company does not have long-term supply contracts with the contract manufacturers and other suppliers on which it relies. If any of these manufacturers in Asia or elsewhere were to terminate its arrangements with the Company, make decisions to terminate production of components or products required by the Company, or become unable to provide necessary products or components to the Company on a timely basis, the Company could be unable to sell its products until alternative manufacturing arrangements are made. Furthermore, there is no assurance that the Company would be able to establish replacement manufacturing or assembly relationships on acceptable terms, which could have a material adverse effect on the Company’s business, financial condition and results of operation.

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

The Company maintains a variety of information systems in connection with the operation of its business, including an enterprise resource planning system (“ERP system”) that is integral to the Company’s ability to accurately and efficiently maintain its books and records, record its materials purchase transactions, manufacturing activities, account for and manage inventory and product sale transactions, provide critical business information to management, and prepare its financial statements. Certain of these systems, principally including the ERP system, are comprised of aging computer hardware and versions of software that are no longer actively supported by the vendor. The age of these systems heightens the risk of unanticipated difficulties, costs, disruptions and other adverse impacts and dictated that the Company take action to upgrade and improve the existing systems and replace them. The process of replacing the various hardware and software comprising, associated with or related to the Company’s ERP system began in fiscal 2012 and has caused, and will continue to cause the Company to incur costs, expend employee (including Company management) time and attention and otherwise burden the Company’s internal resources. This effort could detract from the Company’s various on-going business objectives. Failure to successfully replace the ERP system could damage the effectiveness of the Company’s business processes and controls and could adversely impact the Company’s ability to accurately and effectively forecast and manage sales demand, manage the Company’s supply chain, identify and implement actions that improve the Company’s operational effectiveness and margins, and report financial and management information on an accurate and timely basis.

Future viability of the Company’s manufacturing facility located in Espoo, Finland is based on continued demand for EL products.

The majority of the products manufactured at the Company’s facility located in Espoo, Finland are based on EL technology. The demand for EL technology-based product has diminished in recent periods and if such demand diminishes significantly in the future, it could become necessary to cease manufacturing operations at this facility, which would likely result in an impairment loss on the associated property, plant and equipment, and restructuring charges related to employee severance. Further declines in demand for EL products would result in unabsorbed manufacturing overhead, which would negatively impact the Company’s results of operations.

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

The Company has intangible assets recorded on the balance sheet as a result of the acquisition of Clarity Visual Systems, Inc. that relate primarily to developed technology, patents, and customer relationships. The initial value of intangible assets recorded at the time of acquisition represented the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The remaining $0.7 million of the intangible assets will be amortized over the useful lives of the respective assets of approximately 1.2 years and could, in the future, experience additional impairment. The estimated undiscounted future cash flows of the intangible assets are evaluated on a regular basis, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as occurred in fiscal 2008. A determination of impairment of intangible assets could result in a material charge to operations in a period in which an impairment loss is recognized, as occurred in fiscal 2008. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company’s amended and restated credit agreement, as amended on November 17, 2011, has a maximum borrowing capacity of $12.0 million and expires on December 1, 2013. As of June 29, 2012 there were no amounts outstanding under this credit agreement. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security for the performance of the Company’s obligations under its credit agreement, which includes certain financial covenants, as discussed in Note 9—Borrowings in the Notes to the Consolidated Financial Statements in this Report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2013. If the Company were unable to renew or extend this agreement, the Company may need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets. In addition, the Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations as may be required.

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

The disposal or elimination of a business or product line could result in unabsorbed overhead costs that must be absorbed by the Company’s remaining product lines.

In the fourth quarter of fiscal 2008 the Company disposed of its subsidiary that sold products to the medical diagnostic imaging market and in the second quarter of fiscal 2009 the Company sold its digital signage software assets. If the Company were to discontinue or substantially reduce its efforts to sell products to any of its targeted end-markets, or to discontinue certain businesses or product lines, for the purpose of reducing costs or losses or otherwise, it may not be possible to eliminate all associated fixed overhead costs which would have to be absorbed by the revenues generated by selling its other products to the remaining targeted end-markets. This could potentially adversely affect the Company’s overall financial performance in the future.

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

The Company’s business is generally characterized by short-term purchase orders and contracts which specify certain sales terms but which do not require that purchases be made. The Company typically plans its production and inventory levels based on internal forecasts of customer demand which rely in part on nonbinding forecasts provided by its customers. As a result, the Company’s backlog generally does not exceed three months, which makes forecasting its sales difficult. Inaccuracies in the Company’s forecast as a result of changes in customer demand or otherwise may result in its inability to service customer demand in an acceptable timeframe, the Company holding excess and obsolete inventory, or having unabsorbed manufacturing overhead. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements, or otherwise, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has experienced such problems in the past and may experience such problems in the future.

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

The Company believes that its business success depends, in part, on developing proprietary intellectual property and protecting its proprietary technology. The Company relies on a combination of patent, trade secret, copyright and trademark laws, confidentiality procedures and contractual provisions to protect its intellectual property. The Company seeks to protect some of its technology under trade secret laws, which afford only limited protection. The Company faces risks associated with its intellectual property, including, but not limited to, the following:

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

The Company may find it necessary to take legal action in the future to enforce or protect its intellectual property rights or to defend against claims of infringement. Litigation can be very expensive and can distract management’s time and attention, which could adversely affect the Company’s business. In addition, the Company may not be able to obtain a favorable outcome in any intellectual property litigation. Others could claim that the Company is infringing their patents or other intellectual property rights. In the event of an allegation that the Company is infringing on another’s rights, it may not be able to obtain licenses on commercially reasonable terms from that party, if at all, or that party may commence litigation against the Company. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect the Company’s business, financial condition and results of operations. For instance, a technology licensing company has asserted that various of the Company’s products require a license under certain patents held by such party. In addition, in recent fiscal years, the Company has been made party to lawsuits (among many other defendants) alleging infringement of certain United States patents relating to certain products marketed and sold by the Company, including stands for multiple displays, the Company’s Indisys image processing products and certain projector products. Each of these matters has been resolved and the Company will vigorously defend itself against the assertion of any future claims for infringement and will, as a matter of course, seek indemnification from third-party suppliers, where available. While the Company would, in each instance, seek indemnification from the manufacturer of an accused product if it were found to be liable, a determination of liability against the Company could have an adverse impact on the Company’s business, financial condition, and results of operations.

The market price of the Company’s common stock may be volatile.

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $1.62 to $3.40. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

Item 6.	Exhibits

(a)

10.1	Form for Restricted Stock Award Notice between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, David Sandberg Gregory H. Turnbull, and Steven E. Wynne dated as of June 18, 2012*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	This exhibit constitutes a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: August 13, 2012	/s/ SCOTT HILDEBRANDT
Scott Hildebrandt
Senior Vice President and Chief Financial Officer