Form 10-K
period 2012-09-28
PLANAR SYSTEMS INC
filed 2012-12-07
CIK 722392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2012.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock of the registrant at March 30, 2012, excluding shares held by affiliates, was approximately $43,491,451.

Number of shares of common stock outstanding at November 29, 2012: 20,944,820

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of registrant’s Proxy Statement for the Company’s 2013 annual meeting of shareholders are incorporated by reference into Parts II and III of this Report.

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

The Company’s Strategy

For over a quarter century, Planar has been designing and bringing to market innovative display solutions. The Company has historically focused on customized or specialty display products and systems, generally in niche display markets where requirements are more stringent, innovation is valued, and the customer is not served or is underserved by the mass-market, commodity display providers. In recent years, the Company has been transitioning its focus, strategic direction, and resources to target the large and fast-growing market for digital signage displays, where a variety of its customers use the Company’s video wall and large format stand-alone monitors for digital signage applications in retail, airport, sports arena and stadium, hospitality, quick serve restaurant, corporate and higher-education venues.

The Company’s Markets

Planar delivers display products and related solutions for a wide variety of applications and vertical markets. It categorizes the products into two areas, “Digital Signage” and “Commercial and Industrial.”

Digital Signage

The Digital Signage display market has experienced rapid growth in recent years and is expected to have strong growth over the next three to five years. Digital Signage solutions are being installed in many environments including retail locations, airports, and sports arenas, as well as emerging applications. Planar provides solutions for a number of display applications for the digital signage market utilizing a variety of technologies and products.

•

Matrix and Mosaic (tiled LCD) Systems: Planar’s super narrow bezel LCD display systems allow customers to create flat, large video walls for a number of applications including ambience, advertising, architectural and brand promotion, and are being deployed in a large range of markets including retail, hospitality, commercial, sports venues and airports. Solutions utilize specialized LCD panels and “tile” them together using video processing to create large video wall displays. Products offered are well suited to these applications as they are designed for simple installation, easy and cost effective maintainability and off-boarding of power and video processing. The Company offers and supports a growing number of sizes and resolutions of super narrow bezel displays, including touch panels, that can be utilized in creating a wide variety of video wall solutions.

•

LCD Commercial Flat Panel Displays: Planar provides a line-up of commercial-grade LCD displays, including the recently launched zero bezel “UltraLux” product offerings, suitable for a wide range of digital signage uses. Included in this category are outdoor signage displays, which are designed and manufactured by Planar and are uniquely suited to demanding environmental conditions.

•

Custom Signage Displays: Planar manufactures a variety of customized LCD solutions for customers with requirements which go beyond those available from off the shelf products. Included in this category are customized and ruggedized indoor retail signage products used for direct marketing purposes. These displays are typically ruggedized to withstand extreme weather, direct sunlight, moisture, dust, vibration and other conditions present in public viewing spaces

Commercial and Industrial

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

•

Touch Monitor Displays: Planar markets a wide variety of touch LCD products for use in kiosks and point of sale applications. As touch and interactive displays become more commonplace, particularly with the recent introduction of Microsoft Windows 8, the Company expects future opportunities for growth in this product category.

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

Research and Product Development

The Company engages, on an on-going basis, in research and product development activities. Research expenses are primarily related to the commercialization of display technologies, new system architectures, and fundamental process improvements. Product development expenses are directly related to the design, prototyping, and development of new products and technologies. Expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses, and other costs associated with the Company’s ongoing efforts to develop new products and processes and enhancements to existing products. The Company spent $11.4 million, $11.8 million, and $11.6 million on research, development and product engineering in the fiscal years 2012, 2011 and 2010, respectively. These expenses were partially offset by research and development tax credits from government agencies and contract funding from private sector companies totaling $0.8 million in fiscal 2012, and $1.1 million in both fiscal 2011 and 2010.

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

The Company employs sales professionals in many countries around the world and sells directly to end users, OEMs, and through reseller channels. The primary focus is creating revenue through these reseller channels. At the end of fiscal 2012, the Company employed sales resources in the United States, Finland, France, Hungary, India, Kuwait, Philippines, Italy, China, Taiwan, Turkey, and United Kingdom.

No customers represented over 10% of the Company’s revenue in fiscal years 2012, 2011 or 2010.

Backlog

The Company believes the backlog metric is of limited utility in predicting future sales because a significant majority of the Company’s sales are made on a ship-to-order basis.

At September 28, 2012 and September 30, 2011 the Company’s backlog, which includes all binding purchase contracts and accepted purchase orders, was approximately $23.8 million and $22.6 million, respectively. Variations in the magnitude and duration of contracts and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

Manufacturing and Raw Materials

The Company partners with offshore suppliers for its manufacturing and assembly capacity, in addition to its EL manufacturing facility in Finland and assembly and integration operations in Oregon and France. The Company believes that its effective management of these partners and its global supply chain is an important competency and competitive advantage.

Quality and reliability are emphasized in the design, manufacture and assembly of each of the Company’s products. All of Planar’s facilities have active operator training/certification programs and regularly use advanced statistical process control techniques. The Company’s products undergo thorough quality inspection and testing throughout the manufacturing process. The Company’s production processes and facilities related to its commercial and industrial and video wall products have received and maintain their ISO9001 registration. This registration requires that a company meet a set of criteria established by an independent, international quality organization that measures the quality of systems, procedures and implementation in manufacturing, marketing, and development of products and services.

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

The Company’s direct competitors are numerous and diverse. In display systems including AMLCD components sourced from manufacturers, Planar’s value-added specialty display products compete against those of NEC, Acer, Viewsonic, Dell and others in the IT market. In the Custom Commercial and Industrial market, the Company sometimes competes against the internal engineering functions of some of its OEM customers. In addition, other industrial display systems specialists include Global Display Solutions, NEC, Sharp, and a variety of small, highly specialized producers. The Company’s EL business primarily competes with substitute technologies. The Company’s principal competitors for the Video Wall market include Barco, Mitsubishi Electric, Eyevis, and Christie Digital Systems, Inc. for rear-projection cubes and NEC and Samsung for LCD video walls. The Company’s High-end Home products primarily compete against those of SIM2, Dreamvision, and Digital Projection International.

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

As of September 28, 2012, the Company had 422 employees worldwide; 257 in the United States and 165 in Europe, Asia and the rest of the world. Of these, 96 were engaged in sales and marketing, 49 in research and product development, 62 in general and administrative roles, and 215 in manufacturing and manufacturing support.

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

The Company took a number of measures to reduce costs in response to the worldwide economic downturn over the past three years. However, in connection with the execution of the growth strategy adopted during fiscal 2011 the Company has since begun to refocus sales and marketing resources to better position it for sales growth. If the economic recovery were to slow or cease and dip back into recession, or if customer demand for the Company’s products were to otherwise not improve or slow down, the Company might be unable to adjust expense levels rapidly enough in response to falling demand or adequately reduce expenses without changing the way in which it operates in a manner that has adverse consequences. If revenues were to decrease further and the Company was unable to adequately reduce expense levels, it might incur significant losses that could potentially adversely affect the Company’s overall financial performance and the market price of the Company’s common stock.

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

Traditional display components are subject to increasing competition to the point of commoditization. In addition, advances in LCD technology make standard displays effective in an increasing breadth of applications. The Company must add additional value to its products and services for which customers are willing to pay. These areas could be outside of the Company’s historical business experience and it may not be successful at executing in such areas in the future. Failure to do so could adversely affect the Company’s revenue levels and its results of operations.

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

The Company has aging information systems hardware and software, and capital investment and management attention will be required over the next 12 months to replace such systems.

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

While the Company is for the most part naturally hedged due to approximately equal foreign denominated sales and expenses, the Company is exposed to certain risks relating to U.S. Dollar denominated assets primarily held in Europe. In the past the Company has managed this non-cash generally accepted accounting principles (“GAAP”) income statement risk by periodically entering into forward exchange contracts to mitigate the income statement impact of fluctuations in the Euro value of certain U.S. Dollar denominated assets and liabilities. Due to volatility in the foreign exchange market and the Company’s strategic shift to preserve cash the Company adjusted its hedging strategy and as of March 27, 2009 discontinued its previous practice of hedging foreign currency risk through forward exchange contracts. As a result the Company may experience non-cash GAAP income statement losses due to changes in the U.S. Dollar versus the Euro exchange rate.

The value of intangible assets may become impaired in the future.

The Company has intangible assets recorded on the balance sheet as a result of the acquisition of Clarity Visual Systems, Inc. that relate primarily to developed technology, patents, and customer relationships. The initial value of intangible assets recorded at the time of acquisition represented the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The remaining $0.6 million of the intangible assets represents customer relationships and will be amortized over the useful lives of the respective assets of approximately one year and could, in the future, experience additional impairment. The estimated undiscounted future cash flows of the intangible assets are evaluated when a triggering event is identified, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required, as occurred in fiscal 2008. A determination of impairment of intangible assets could result in a material charge to operations in a period in which an impairment loss is recognized, as occurred in fiscal 2008. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company’s amended and restated credit agreement, as amended on November 16, 2012, has a maximum borrowing capacity of $12.0 million and expires on December 1, 2013. As of September 28, 2012 there were no amounts outstanding under this credit agreement. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security for the performance of the Company’s obligations under its credit agreement, which includes certain financial covenants, as discussed in Note 12—Borrowings in the Notes to the Consolidated Financial Statements in this Report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2013. If the Company were unable to renew or extend this agreement, the Company may need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets. In addition, the Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations as may be required.

The Company may experience losses selling certain desktop monitors or other low margin products.

The market for the Company’s desktop monitor products is highly competitive and subject to rapid changes in prices and demand. The Company’s failure to successfully manage inventory levels or quickly respond to changes in pricing, technology or consumer tastes and demand could result in lower than expected revenue, lower gross margin and excess, obsolete and devalued inventories of its desktop monitor products which could adversely affect the Company’s business, financial condition and results of operations. Past market conditions have been characterized by rapid declines in end user pricing. Such declines caused the Company’s inventory to lose value and triggered price protection obligations for channel inventory. Supply and pricing of LCD panels has been volatile in the past and may be in the future. This volatility, combined with lead times of five to eight weeks, may cause the Company to pay too much for products or suffer inadequate product supply.

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

In the fourth quarter of fiscal 2008 the Company disposed of its subsidiary that sold products to the medical diagnostic imaging market, in the second quarter of fiscal 2009 the Company sold its digital signage software assets, and in the first quarter of 2013 the Company sold its EL assets and liabilities. If the Company were to discontinue or substantially reduce its efforts to sell products to any of its targeted end-markets, or to discontinue certain businesses or product lines, for the purpose of reducing costs or losses or otherwise, it may not be possible to eliminate all associated fixed overhead costs which would have to be absorbed by the revenues generated by selling its other products to the remaining targeted end-markets. This could potentially adversely affect the Company’s overall financial performance in the future.

The recent sale of the Company’s EL display assets and liabilities involves significant risks.

In November 2012, the Company completed a transaction in which Beneq Products Oy (“Beneq”) purchased from the Company substantially all of the assets, and assumed certain liabilities, used or necessary in the Company’s EL display business (the “EL Transaction”). The completion of the EL Transaction presents certain significant risks to the Company, including but not limited to:

•

The assets sold to Beneq as part of the EL Transaction included the Company’s enterprise resource planning (or “ERP”) system software and hardware used by the Company to process and manage data relating to the manufacture and sale of the Company’s products in Europe as well as to receive, process, bill and ship orders on a timely basis and collect and report all financial and accounting information related to those transaction (the “IT Services”). The Company has entered into a Mutual Co-Operation and Services Agreement (the “Transition Services Agreement”) with Beneq pursuant to which, among other things, Beneq has agreed to continue providing the Company with IT Services necessary to permit the Company to continue its on-going European business operations. If the IT Services provided by Beneq are not adequate or were interrupted for any reason, the Company may be unable to find an alternative means of obtaining such IT Services, which would significantly impair the Company’s ability to serve its customers and conduct its business operations in Europe. Beneq’s obligations to provide the IT Services extend to November 30, 2013. The Company plans to migrate to a new ERP platform prior to that date. However, to the extent that the Company does not complete the migration by that date, and is not successful in obtaining a continuation in Beneq’s delivery of the IT Services, the Company’s business, financial condition and results of operations may be materially and adversely affected.

•

Pursuant to the terms of the Transition Services Agreement, in addition to the IT Services Beneq has agreed to provide to the Company, the Company has agreed to provide to Beneq certain transition services in the areas of sales and operations management and infrastructure services for a period ending November 30, 2013. The delivery of transition services by the Company and the monitoring of transition services received by the Company will divert management and employee attention, and may involve the expenditure of substantial amounts of employee time and financial resources. The Company’s inability to effectively manage its delivery of services to Beneq and/or its receipt of services from Beneq, under the Transition Services Agreement could materially and adversely affect the Company’s business, financial condition and results of operations.

•

Under the agreements entered into with Beneq in connection with the EL Transaction, the Company may incur certain future liabilities, costs and expenses related to the EL Transaction, including claims by Beneq for (i) losses incurred by Beneq as a result of breaches of representations and warranties given by the Company, or (ii) liabilities relating to the EL display business that the Company retained as part of the EL Transaction. Any material liabilities, costs or expenses incurred by the Company as a result of an indemnification claim by Beneq could materially and adversely affect the Company’s business, financial condition and results of operations.

•

In the EL Transaction, Beneq paid a portion of the purchase price in promissory notes payable over a term of five years. A default by Beneq on the payments due under the promissory notes could materially and adversely affect the assets and financial condition of the Company.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $1.26 to $2.60. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

An inability to maintain sufficient levels of productivity or to satisfy delivery schedules at the Company’s manufacturing facilities would adversely affect its operating results. At times the Company has experienced lower-than-anticipated manufacturing yields and capacity and lengthened delivery schedules and may experience such problems again in the future, particularly with respect to new products or technologies. Any such problems could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company leases its primary manufacturing facilities and various sales offices in the United States and Europe. The Company leases 98,800 square feet of custom-designed space in the Beaverton, Oregon area for assembly operations. The European facility located in Espoo, Finland, is a custom-designed facility in which Planar leases 95,000 square feet, including approximately 20,300 square feet of cleanroom. Approximately 1,900 square feet of this facility is sub-leased to a third party. The Company also leases approximately 33,400 square feet in Albi, France, which is used primarily for European product development, final assembly, and testing of the Company’s video wall products.

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

The Company has field sales offices in key metropolitan areas in the United States and sales offices in Europe and Asia. The offices are located in the Portland, Helsinki, Paris, Rome, and Shanghai metropolitan areas. The Company also has a procurement office located in Taipei. None of these sales or procurement offices has significant leasehold improvements nor are any planned.

Item 3.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which any of its property is subject.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the Company’s common stock are traded on the NASDAQ Global Market, under the symbol PLNR.

The following table sets forth for the fiscal periods indicated, the range of the high and low closing prices for the Company’s common stock on the NASDAQ Global Market.

	High	Low
Fiscal 2012
First Quarter	$2.11	$1.75
Second Quarter	2.60	1.94
Third Quarter	2.41	1.62
Fourth Quarter	1.64	1.26

Fiscal 2011
First Quarter	$2.43	$2.00
Second Quarter	2.96	2.13
Third Quarter	3.15	2.25
Fourth Quarter	3.40	1.92

Holders

As of September 28, 2012 there were 138 shareholders of record.

Dividend Policy

The Company currently intends to retain its earnings to support operations and, therefore, does not anticipate paying any cash dividends at this time.

Executive Compensation—Equity Compensation Plan Information

The information set forth under the caption “Executive Compensation—Equity Compensation Plan Information” appearing in the Proxy Statement to be used in connection with the Company’s 2013 Annual Meeting of Shareholders is incorporated by reference into this Report.

Item 6.	Selected Financial Data

	Fiscal year
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Continuing Operations:
Sales	$171,354	$186,504	$175,668	$174,931	$259,310
Gross profit	34,636	52,139	44,467	46,288	49,017
Loss from continuing operations	(16,182)	(4,706)	(5,105)	(3,424)	(105,211)
Net loss [1]	(16,182)	(4,706)	(5,105)	(3,424)	(89,758)
Diluted net loss per share from continuing operations	$(0.81)	$(0.24)	$(0.27)	$(0.19)	$(5.92)
Diluted net loss per share	$(0.81)	$(0.24)	$(0.27)	$(0.19)	$(5.05)

Balance Sheet:
Working capital	$41,476	$59,293	$58,495	$58,067	$48,424
Assets	81,884	105,302	108,434	110,962	129,124
Long-term liabilities	5,656	6,270	5,513	5,452	6,615
Shareholders' equity	46,519	62,659	65,376	71,411	70,432

1.	2008 Sale of the Medical Segment. In the fourth quarter of fiscal 2008 the Company sold the stock of DOME imaging systems, inc., a subsidiary of Planar Systems, Inc. for approximately $32.2 million. This transaction represented a disposal of the Company’s Medical segment. As a result of this transaction, the Company recorded an $11.1 million gain, net of transaction costs of $1 million which consisted primarily of legal and brokerage fees. This amount in addition to after-tax income from the Medical segment operations for 2008 of $4.3 million were classified as discontinued operations in the Consolidated Statement of Operations for that year.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. Forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the risk factors included in Part I, Item 1A of this report and the following, could cause actual results to differ materially from the forward-looking statements: poor or further weakened domestic and international business and economic conditions; changes or continued reductions in the demand or order rates for products in the various display markets served by the Company; any delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; the extent and timing of any additional expenditures by the Company to address business growth opportunities; any inability to reduce costs or to do so quickly enough, in either case, in response to reductions in revenue; the ability of the Company to successfully implement any cost reduction initiatives or generally cause ongoing operating expenses to be maintained at levels permitting Company profitability; adverse impacts on the Company or its operations relating to or arising from any inability to fund desired expenditures, including due to difficulties in obtaining necessary financing; changes in the flat-panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or the ability to keep pace with technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods including as a result of natural disasters and future production variables resulting in excess inventory. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

Share Based Compensation Expense.    The Company accounts for share based compensation in accordance with ASC Topic 718, “Compensation—Stock Compensation,” (“ASC Topic 718”), which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes option pricing model. This model is also used to estimate the fair value of employee stock purchases related to the Employee Stock Purchase Plan. The determination of fair value using an option pricing model is affected by the Company’s stock price as well as assumptions regarding the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards. The Company estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience. As share based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company values restricted stock awards at the closing price of the Company’s shares on the date of grant. U.S. generally accepted accounting principles (“GAAP”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. If factors change and the Company employs different assumptions in the application of ASC Topic 718 in future periods, the compensation expense recorded may differ significantly from what the Company has recorded in the current period.

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

In August 2008 the Company sold the stock of DOME imaging systems, inc., a subsidiary of Planar Systems, Inc. to NDS Surgical Imaging for approximately $32.2 million, after closing adjustments. This transaction represented a disposal of the Company’s Medical segment. As a result of this transaction, the Company recorded an $11.1 million gain, net of transaction costs of $1.0 million which consisted primarily of legal and brokerage fees. This amount, in addition to after-tax income from the Medical segment operations, for 2008 of $4.3 million were classified as discontinued operations in the statement of operations for that year.

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

	Sept. 28, 2012	Sept. 30, 2011	Sept. 24, 2010
Sales	100.0%	100.0%	100.0%
Cost of sales	79.8	72.0	74.7

Gross profit	20.2	28.0	25.3
Operating expenses:
Research and development, net	6.2	5.8	6.0
Sales and marketing	14.5	13.9	12.6
General and administrative	8.2	9.0	9.1
Amortization of intangible assets	0.4	1.1	1.4
Impairment and restructuring charges	0.5	0.6	1.9

Total operating expenses	29.8	30.4	31.0

Loss from operations	(9.6)	(2.4)	(5.7)
Non-operating income (expense):
Interest, net	—	—	—
Foreign exchange, net	0.3	(0.2)	0.9
Other, net	0.3	0.1	0.2

Net non-operating income (expense)	0.6	(0.1)	1.1

Loss before income taxes	(9.0)	(2.5)	(4.7)
Provision (benefit) for income taxes	0.4	—	(1.8)

Net loss	(9.4)	(2.5)	(2.9)

Overview

The Company recorded sales of $171.4 million in the twelve months ended September 28, 2012 (“2012” or “fiscal 2012”), a decrease of $15.1 million or 8.1% as compared to sales of $186.5 million in the twelve months ended September 30, 2011 (“2011” or “fiscal 2011”). In 2012, sales of commercial and industrial products decreased $19.4 million or 13.2% to $127.6 million from $147.0 million in 2011. This decrease was partially offset by a $4.3 million, or 11.0% increase in sales of digital signage products to $43.8 million in 2012 from $39.5 million in 2011. The decrease in sales of $15.1 million contributed to a $17.5 million decrease in gross profit to $34.6 million in 2012 from $52.1 million in 2011.

The 2012 loss from operations was $16.4 million as compared to $4.4 million in 2011. The increased loss from operations was primarily due to decreases in sales and gross profit. The decrease in gross profit was due in part to the $9.4 million decrease in sales of EL displays, which have higher fixed costs relative to other products. The decreases in sales and gross profit were partially offset by a $5.6 million decrease in operating expenses, including a $2.8 million decrease in general and administrative expenses and a $1.3 million decrease in amortization of intangible assets in 2012 as compared to 2011.

The 2012 net loss was $16.2 million or $0.81 per share as compared to a net loss of $4.7 million or $0.24 per share in 2011. The increased net loss was primarily due to the $17.5 million decrease in gross profit, partially offset by a $5.6 million decrease in operating expenses and $1.2 million increase in non-operating income.

The Company continues to experience strong demand for its digital signage products, as customers adopt its Clarity Matrix (“Matrix”) super narrow bezel LCD video wall systems for use in venues requiring large format viewing, including retail applications, sports arenas, and airports. The Company continues to focus on driving revenue growth in the digital signage market, and believes the overall market for digital signage products is currently growing and will continue to grow in the future. Accordingly, the Company has been and plans to continue focusing resources on building out the product portfolio as well as expanding the sales and marketing reach for its digital signage products.

Sales

Sales for the Year Ended September 28, 2012

The Company’s sales of $171.4 million in 2012 decreased $15.1 million or 8.1% from $186.5 million in 2011. The decrease was due to a decrease in sales of commercial and industrial products, which was partially offset by an increase in sales of digital signage products. The decrease in sales of commercial and industrial products was primarily due to decreases in sales of EL displays, rear-projection cubes, and high-end home products, which were partially offset by increases in sales of touch monitors, desktop monitors, and custom commercial and industrial products. The increase in sales of digital signage products was primarily due to increases in sales of tiled LCD video wall systems and LCD commercial flat panels, which were partially offset by a decrease in sales of customized digital signage products. A summary of the major components of sales for the year ended September 28, 2012, including changes in sales from the prior year due to changes in volumes and average selling price (ASP), is as follows:

	2012	2011	$ Change	% Change	% Change in Volumes(1)	% Change in ASP(1)
	(In millions, except percentages)
Commercial & Industrial Sales
High-end home	$15.6	$21.2	$(5.6)	-26.2%	-24.2%	-5.2%
Electroluminescent	19.8	29.2	(9.4)	-32.4%	-38.4%	9.7%
Custom commercial & industrial	11.9	11.1	0.8	6.6%	-6.9%	13.7%
Desktop monitors	35.1	34.3	0.8	2.5%	9.3%	-4.6%
Rear projection cubes	26.2	32.7	(6.5)	-19.8%	-23.0%	-13.6%
Touch monitors	16.1	13.7	2.4	17.7%	29.7%	-9.6%
Other	2.9	4.8	(1.9)	-40.3%	—	—

Total Commercial & Industrial sales	127.6	147.0	(19.4)	-13.2%	—	—
Digital Signage Sales
Tiled LCD video wall systems	33.7	21.8	11.9	54.3%	48.1%	4.1%
LCD commercial flat panels	8.7	6.7	2.0	29.4%	31.7%	-1.7%
Customized digital signage	1.4	11.0	(9.6)	-86.8%	-91.6%	12.6%

Total Digital Signage sales	43.8	39.5	4.3	11.0%	—	—

Total sales	$171.4	$186.5	$(15.1)	-8.1%	—	—

(1)	Due to the significant differences in volumes and ASP for each product category, changes in volumes and ASP have not been included for the “Other” categories or subtotals.

For the year ended September 28, 2012, the decrease in volumes of EL displays sold was due primarily to lower shipments in fiscal 2012 as compared to fiscal 2011 as a result of older design wins nearing end of life which were not replaced with new design wins. The decrease in high-end home product sales volumes and average selling prices was a result of continued market softness for high-end home products. The decrease in volumes sold of rear-projection cubes was a result of large customer orders that shipped in 2011 that were not repeated in 2012. The increase in volumes sold of touch monitors was a result of large orders received in 2012 compared to 2011. The increase in volumes sold of desktop monitors was due primarily to the Company experiencing slightly stronger demand for these product offerings in 2012 as compared to 2011. The decrease in average selling prices of desktop monitors was largely a result of a change in product mix in 2012 versus 2011. The decrease in volumes sold of custom commercial and industrial products was a result of fewer design wins in 2012 versus 2011 while the increase in average selling prices was due primarily to changes in product mix. The increases in volumes sold and average selling prices for tiled LCD video wall systems, including Matrix, were primarily due to increased demand for indoor videowall systems as a result of the Company’s continued sales and marketing efforts to drive growth in this area. The increase in volumes sold of LCD commercial flat panels was due primarily to new product introductions during 2012. The decrease in volumes sold and average selling prices of customized digital signage products was the result of large customer orders fulfilled in 2011 that were not repeated in 2012.

Sales for the Year Ended September 30, 2011

The Company’s sales of $186.5 million in 2011 increased $10.8 million or 6.2% from sales of $175.7 million in 2010. The increase was primarily due to an increase in sales of digital signage products, and also due to an increase in sales of commercial and industrial products. The increase in digital signage products was primarily due to increases in sales of tiled LCD video wall systems—including Matrix—and LCD commercial flat panels, which were partially offset by a decrease in sales of customized digital signage products. The increase in sales of commercial and industrial products was primarily due to increases in rear-projection cubes and touch monitors. This increase was partially offset by decreases in sales of other commercial and industrial sales—which includes principally professional services revenue—and a decrease in high-end home product sales. A summary of the major components of sales for the year ended September 30, 2011, including changes in sales from the prior year due to change in volumes and ASP, is as follows:

	2011	2010	$ Change	% Change	% Change in Volumes(1)	% Change in ASP(1)
	(In millions, except percentages)
Commercial & Industrial Sales
High-end home	$21.2	$22.1	$(0.9)	-4.3%	-3.0%	-5.0%
Electroluminescent	29.2	29.1	0.1	0.7%	-1.6%	2.4%
Custom commercial & industrial	11.1	10.5	0.6	6.1%	-10.1%	18.0%
Desktop monitors	34.3	35.3	(1.0)	-2.8%	1.0%	-2.9%
Rear-projection cubes	32.7	26.5	6.2	23.4%	19.4%	7.0%
Touch monitors	13.7	12.1	1.6	13.3%	23.9%	-9.7%
Other	4.8	10.1	(5.3)	-52.7%	—	—

Total Commercial & Industrial sales	147.0	145.7	1.3	0.9%	—	—
Digital Signage Sales
Tiled LCD video wall systems	21.8	7.8	14.0	180.3%	161.5%	7.2%
LCD commercial flat panels	6.7	4.6	2.1	45.0%	46.2%	-0.8%
Customized digital signage	11.0	17.6	(6.6)	-37.9%	-34.0%	-3.7%

Total Digital Signage sales	39.5	30.0	9.5	31.5%	—	—

Total sales	$186.5	$175.7	$10.8	6.2%	—	—

(1)	Due to the significant differences in volumes and ASP for each product category, changes in volumes and ASP have not been included for the “Other” categories or subtotals.

For the year ended September 30, 2011, the increase in volumes sold of tiled LCD video wall systems was a result of higher demand for indoor video wall products as new customers were added during the year, especially in the retail sector. Growth was also attributed to the Company’s existing customers utilizing more of the Company’s products in areas involving digital signage. The decrease in volumes sold of customized digital signage products was due to a decline in customer shipments as compared to certain large design wins obtained in previous periods. The increases in volumes and average selling prices of rear-projection cubes were due to the continued transition of customers from purchasing lamp-based cubes to the Company’s lamp-less, LED-based cubes, which were first shipped to customers in the third quarter of 2010. The increase in volumes sold of touch monitors as compared to 2010 was due primarily to the Company continuing to focus sales and marketing resources on these products. The increase in volumes of touch monitors sold was partially offset by a decrease in average selling prices, primarily due to changes in product mix. The decrease in volumes sold and average selling prices of high-end home products was due to the timing of product introductions and changes in product mix. The decrease in other commercial and industrial sales was due to a 70% decrease in professional services revenue in 2011 as compared to 2010 due primarily to a contract that was not renewed in 2011.

Sales by Geographic Region

					% of Total Sales
	2012	2011	$ Change	% Change	2012	2011
	(In millions, except percentages)
Domestic sales (United States)	$118.9	$126.4	$(7.5)	-6.0%	69.4%	67.8%
International sales	52.5	60.1	(7.6)	-12.7%	30.6%	32.2%

Total sales	$171.4	$186.5	$(15.1)	-8.1%

International sales decreased $7.6 million or 12.7% to $52.5 million in 2012 from $60.1 million in 2011. The decrease in international sales in 2012 as compared to 2011 was primarily due to decreases in sales of EL displays and rear projection cubes, which were partially offset by an increase in sales of tiled LCD video wall systems. The decrease in international sales of EL displays was a result of a decline in the number and size of design wins while the decrease in international sales of rear projection cubes was due primarily to fewer large projects in 2012 as compared to 2011. The increase in international sales of tiled LCD video wall systems is a result of continued growth in demand for digital signage solutions. As a percentage of sales, international sales decreased to 30.6% in 2012 from 32.2% in 2011. Domestic sales decreased $7.5 million or 6.0% to $118.9 million in 2012 from $126.4 million in 2011. The decrease in domestic sales in 2012 as compared to 2011 was primarily due to decreases in customized digital signage products, EL displays, high-end home products, and rear-projection cubes. These decreases were partially offset by increases in domestic sales of tiled LCD video wall systems, LCD commercial flat panels, and touch monitors. The changes in domestic sales in 2012 compared to 2011 are due primarily to the reasons discussed above for the changes in consolidated sales. As a percentage of sales, domestic sales increased to 69.4% in 2012 from 67.8% in 2011.

					% of Total Sales
	2011	2010	$ Change	% Change	2011	2010
	(In millions, except percentages)
Domestic sales (United States)	$126.4	$128.4	$(2.0)	-1.6%	67.8%	73.1%
International sales	60.1	47.3	12.8	27.1%	32.2%	26.9%

Total sales	$186.5	$175.7	$10.8	6.2%

International sales increased $12.8 million or 27.1% to $60.1 million in 2011 from $47.3 million in 2010. The increase in international sales in 2011 as compared to 2010 was primarily due to investments in additional international sales and marketing personnel, resulting in increased worldwide sales. The increase in international sales was also driven by growth in Asia and Europe, where there was particularly higher demand for rear-projection cubes. As a percentage of total sales, international sales were 32.2% in 2011 as compared to 26.9% of sales in 2010. Domestic sales decreased $2.0 million or 1.6% to $126.4 million in 2011 from $128.4 million in 2010. The decrease in domestic sales in 2011 as compared to 2010 was primarily due to decreases in customized digital signage and professional services revenue, which were partially offset by increases in sales of tiled LCD video wall systems, LCD commercial flat panels, and touch monitors. The changes in domestic sales in 2011 compared to 2010 are due primarily to the reasons discussed above for the changes in consolidated sales. As a percentage of sales, domestic sales increased to 67.8% in 2011 from 73.1% in 2010.

Gross Profit

	2012	2011	$ Change	% Change		2011	2010	$ Change	% Change
	(In millions, except percentage and basis point changes)
Gross profit	$34.6	$52.1	$(17.5)	-33.6%		$52.1	$44.5	$7.6	17.3%
Gross profit margin	20.2%	28.0%	—	(780	) bps	28.0%	25.3%	—	270	bps

Gross profit as a percentage of sales decreased to 20.2% in 2012 as compared to 28.0% in 2011. Total gross profit decreased $17.5 million or 33.6% to $34.6 million in 2012 as compared to $52.1 million in 2011. The decrease was primarily due to lower sales volume and changes in product mix negatively impacting absorption of expenses in certain production areas with a relatively higher fixed cost basis, including EL production facilities. The decrease in gross profit was also due to lower sales of higher margin rear-projection cubes.

Gross profit as a percentage of sales increased to 28.0% in 2011 as compared to 25.3% in 2010. Total gross profit increased $7.6 million or 17.3% to $52.1 million in 2011 as compared to $44.5 million in 2010. The increase in gross profit was primarily due to a favorable product mix with more sales of higher margin products such as rear-projection cubes and digital signage products including video wall systems, relative to sales of lower margin products. Gross profit was also positively impacted by improved absorption of fixed costs in 2011 as compared to 2010.

Research and Development

	2012	2011	$ Change	% Change	2011	2010	$ Change	% Change
	(In millions, except percentage and basis point changes)
Research and development	$10.6	$10.7	$(0.1)	-1.5%	$10.7	$10.5	$0.2	2.2%
% of sales	6.2%	5.8%	—	40 bps	5.8%	6.0%	—	(20	) bps

Net research and development expenses decreased $0.1 million or 1.5% to $10.6 million in 2012 from $10.7 million in 2011. The decrease was primarily due to lower headcount in 2012 as compared to 2011 and efforts to reduce expenditures.

Net research and development expenses increased $0.2 million or 2.2% to $10.7 million in 2011 from $10.5 million in 2010. The increase was primarily the result of higher headcount in 2011 as compared to 2010, primarily to support product development, particularly related to increasing the breadth of digital signage offerings.

As a percentage of sales, research and development expenses increased to 6.2% as compared to 5.8% in 2011 as expenses decreased at a slower rate than the decrease in sales. Research and development expenses were 6.0% of sales in 2010. The decrease as a percentage of sales from 2010 to 2011 was primarily due to sales research and development expenses increasing at a slower rate than the increase in sales.

Sales and Marketing

	2012	2011	$ Change	% Change	2011	2010	$ Change	% Change
	(In millions, except percentage and basis point changes)
Sales and marketing	$24.8	$25.9	$(1.1)	-4.2%	$25.9	$22.1	$3.8	17.5%
% of sales	14.5%	13.9%	—	60 bps	13.9%	12.6%	—	130	bps

Sales and marketing expenses decreased $1.1 million or 4.2% to $24.8 million in 2012 from $25.9 million in 2011. The decrease was primarily due to lower share based compensation expense and lower headcount, which were partially offset by increases in program spending in 2012 to better position the Company to increase digital signage product revenues

Sales and marketing expenses increased $3.8 million or 17.5% to $25.9 million in 2011 from $22.1 million in 2010. The increase in sales and marketing expenses was primarily due to higher headcount and also due to an increase in program spending in an effort to drive sales growth and market penetration, especially in the growing digital signage market.

As a percentage of sales, sales and marketing expenses increased to 14.5% in 2012 as compared to 13.9% in 2011. The increase was due to sales and marketing expenses decreasing at a slower rate than the decrease in sales. In 2010 sales and marketing expenses were 12.6% of sales. The increase from 2010 to 2011 was primarily due to the reasons discussed above.

General and Administrative

	2012	2011	$ Change	% Change		2011	2010	$ Change	% Change
	(In millions, except percentage and basis point changes)
General and administrative	$14.0	$16.8	$(2.8)	-16.9%		$16.8	$16.1	$0.7	4.8%
% of sales	8.2%	9.0%	—	(80	) bps	9.0%	9.1%	—	(10	) bps

General and administrative expenses decreased $2.8 million or 16.9% to $14.0 million in 2012 as compared to $16.8 million in 2011. The decrease in general and administrative expenses was primarily due to lower compensation related expenses, including share-based compensation, and lower headcount. The decrease in general and administrative expenses was also due to a general decrease in expenditures as a result of the Company’s initiatives to reduce administrative overhead in response to declining revenues.

General and administrative expenses increased $0.7 million or 4.8% to $16.8 million in 2011 as compared to $16.1 million in 2010. The increase was primarily the result of increases in compensation related items including share based compensation expense.

As a percentage of sales, general and administrative expenses decreased to 8.2% in 2012 from 9.0% in 2011. The decrease was primarily due to the reasons discussed above. In 2010 general and administrative expenses were 9.1% of sales. The decrease as a percentage of sales from 2010 to 2011 was primarily due to expenses increasing at a slower rate than the increase in sales.

Amortization of Intangible Assets

	2012	2011	$ Change	% Change		2011	2010	$ Change	% Change
	(In millions, except percentage and basis point changes)
Amortization	$0.7	$2.0	$(1.3)	-65.1%		$2.0	$2.5	$(0.5)	-19.4%
% of sales	0.4%	1.1%	—	(70	) bps	1.1%	1.4%	—	(30	) bps

Expenses for the amortization of intangible assets were $0.7 million in 2012 as compared to $2.0 million in 2011. The decrease of $1.3 million was the result of certain intangible assets that became fully amortized in the fourth quarter of 2011 and as such had no related amortization expense in 2012. Expenses for the amortization of intangible assets were $2.5 million in 2010. The $0.5 million decrease in amortization expense in 2011 as compared to 2010 was the result of certain intangible assets that became fully amortized in the fourth quarter of 2010 and as such had no related amortization in 2011.

Impairment and Restructuring Charges

	2012	2011	$ Change	% Change		2011	2010	$ Change	% Change
	(In millions, except percentage and basis point changes)
Impairment and restructuring charges	$0.9	$1.1	$(0.2)	-13.0%		$1.1	$3.4	$(2.3)	-68.8%
% of sales	0.5%	0.6%	—	(10	) bps	0.6%	1.9%	—	(130	) bps

2012 Restructuring charges

In 2012 the Company recorded $0.9 million in net restructuring charges. In the second quarter of 2012, the Company recorded $0.5 million in net restructuring charges, including $0.6 million in charges related to severance benefits estimated for the termination of certain employees who performed manufacturing, engineering, sales, marketing, and general and administrative functions for the Company. During the second quarter, the Company also determined that severance benefits related to previously recorded charges would be less than initially estimated, resulting in a $0.1 million reduction in operating expenses and the liability. During the fourth quarter of 2012, the Company recorded $0.4 million in net restructuring charges related to severance benefits for certain employees, primarily in the sales and marketing functions of the Company.

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

Operating Expenses

	2012	2011	$ Change	% Change		2011	2010	$ Change	% Change
	(In millions, except percentage and basis point changes)
Total operating expenses	$51.0	$56.6	$(5.6)	-9.8%		$56.6	$54.5	$2.1	3.8%
% of sales	29.8%	30.4%	—	(60	) bps	30.4%	31.0%	—	(60	) bps

Operating expenses decreased $5.6 million or 9.8% to $51.0 million in 2012 from $56.6 million in 2011. The decrease in operating expenses was primarily due to decreases in general and administrative expenses, amortization of intangible assets, and sales and marketing expenses, as discussed above.

Operating expenses increased $2.1 million or 3.8% to $56.6 million in 2011 from $54.5 million in 2010. The increase in operating expenses was primarily due to increases in sales and marketing and general and administrative expenses, which were partially offset by decreases in impairment and restructuring expenses.

As a percentage of sales, operating expenses decreased to 29.8% in 2012 from 30.4% in 2011 as operating expenses decreased at faster rate than sales. As a percentage of sales, operating expenses decreased to 30.4% in 2011 from 31.0% in 2010. The decrease in operating expenses as a percentage of sales from 2010 to 2011 was primarily due to the reasons discussed above.

Non-operating Income and Expense

	2012	2011	$ Change	2011	2010	$ Change
	(In millions)
Interest, net	$—	$—	$—	$—	$(0.1)	$0.1
Foreign exchange, net	0.5	(0.3)	0.8	(0.3)	1.6	(1.9)
Other, net	0.5	0.1	0.4	0.1	0.3	(0.2)

Total non-operating income (expense)	$1.0	$(0.2)	$1.2	$(0.2)	$1.8	$(2.0)

Non-operating income and expense includes interest income on cash and cash equivalents, interest expense, net foreign currency exchange gain or loss and other income or expenses. Net interest expense in 2012 was $15 thousand as compared to net interest income of $22 thousand in 2011 and net interest expense of $0.1 million in 2010.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. In 2012, the Company recorded a net foreign currency exchange gain of $0.5 million, as compared to a net loss of $0.3 million in 2011 and a net gain of $1.6 million in 2010. The gain in 2012 is due primarily to favorable fluctuations in foreign currency exchange rates in the Company’s primary foreign currency.

The Company currently realizes approximately one-third of its revenue outside the United States. The functional currency of the Company’s primary foreign subsidiaries is the Euro which must be translated to U.S. Dollars for consolidation.

Provision for Income Taxes

The Company recorded tax expense of $0.7 million in 2012, as compared to tax expense of $0.1 million in 2011 and a tax benefit of $3.1 million in 2010. Components of the 2012 tax provision included foreign and state expense, a valuation allowance recorded against Finnish deferred tax assets, and a reduction of uncertain tax positions. In 2011, the tax provision included expense from foreign and state jurisdictions, which were offset largely by tax benefits generated by losses in other foreign jurisdictions. The tax provision for 2010 was significantly impacted by a one-time benefit related to the Company’s utilization of U.S. net operating losses (“NOLs”) under H.R. 3548, the “Worker, Homeownership, and Business Assistance Act of 2009.” Under the H.R. 3548 NOL carryback provisions, the Company recorded a $2.1 million tax benefit. Additionally, the 2010 tax provision included benefits of $0.9 million related to the write-off of goodwill and $1.0 million related to a reduction in its valuation allowance against foreign net operating losses. These benefits were offset by income tax expense in other foreign and state jurisdictions.

The 4.8% effective tax rate for the year ending September 28, 2012 differs from the federal statutory rate primarily due to the valuation allowance on the Company’s U.S. and Finnish deferred tax assets, and the settlement of uncertain tax positions. In 2011, the 2.1% effective tax rate was largely due to the valuation allowance against U.S. deferred tax assets, the provision for state taxes, and a mixture of both tax expense and benefits in different foreign jurisdictions with different rates.

The difference between the effective tax rate and the federal statutory tax rate is due primarily to the valuation allowance on the Company’s U.S. and Finnish deferred tax assets, the provision for state income taxes, and the effects of the Company’s operations in foreign jurisdictions with different tax rates. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pretax financial results, the effective tax rate can change materially based on small variations of income.

Net Loss

	2012	2011	$ Change	% Change		2011	2010	$ Change	% Change
	(In millions, except percentage and basis point changes)
Net loss	$(16.2)	$(4.7)	$11.5	243.9%		$(4.7)	$(5.1)	$0.4	-7.8%
% of sales	-9.4%	-2.5%	—	690	bps	-2.5%	-2.9%	—	(40)	bps
Net loss per share basic and diluted	(0.81)	(0.24)				(0.24)	(0.27)

In 2012 net loss was $16.2 million or $0.81 per basic and diluted share. In 2011 net loss was $4.7 million or $0.24 per basic and diluted share. In 2010 net loss was $5.1 million or $0.27 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.7 million in 2012 as compared to cash used in operating activities of $7.8 million in 2011. Net cash used in operating activities in 2012 primarily relates to decreases in other liabilities, accounts payable, and deferred revenue and the net loss incurred for the period. These uses of cash were partially offset by decreases in inventories and accounts receivable, and non-cash charges including depreciation, amortization and share based compensation, and restructuring charges which do not require a current cash outlay. Net cash used in operating activities in 2011 primarily relates to increases in inventories and other assets, decreases in other liabilities and accounts payable and the net loss incurred in the period. These uses of cash were partially offset by a decrease in accounts receivable, an increase in deferred revenue, and non-cash charges including depreciation, amortization and share based compensation, and restructuring charges which do not require a current cash outlay.

Working capital decreased $17.8 million to $41.5 million at September 28, 2012 from $59.3 million at September 30, 2011. Current assets decreased $24.5 million to $71.2 million in 2012 as compared to $95.7 million in 2011 due primarily to decreases each category of current assets, including cash, accounts receivable, inventory, and other current assets. Cash decreased by $4.5 million due primarily the net loss incurred and expenditures related to the purchase of property, plant and equipment. Accounts receivable decreased $7.3 million due to lower sales in the fourth quarter of 2012 as compared to the same period of 2011, as well as due to improved collections compared to the prior year. Inventory decreased $11 million due primarily to shipments made to customers in 2012 and also due to inventory management efforts. Current liabilities decreased $6.7 million due primarily to decreases in accounts payable, other current liabilities, and deferred revenue. Accounts payable decreased $3.9 million primarily due to the timing of payments to vendors. Other current liabilities decreased $2.6 million primarily due to decreases in accrued compensation.

Additions to property, plant and equipment were $3.5 million and $1.5 million in 2012 and 2011, respectively. In 2012 expenditures for property, plant and equipment primarily related to the purchase of information technology software and equipment associated with the replacement of the ERP system, tooling and manufacturing equipment, and leasehold improvements. In 2011 expenditures for property, plant and equipment primarily related to the purchase of information technology software and equipment, tooling and manufacturing equipment.

The Company’s credit agreement was amended on November 16, 2012 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of September 28, 2012 the Company’s borrowing capacity was $7.4 million, of which $1.1 million was committed through standby letters of credit related to the Company’s capital lease obligations. The credit agreement, as amended, has an interest rate of LIBOR + 1.75%, expires on December 1, 2013, and is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of September 28, 2012 and September 30, 2011. The credit agreement contains certain financial covenants, with which the Company was in compliance as of September 28, 2012.

The Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations. As of September 28, 2012 the cumulative undistributed earnings of these foreign operations were approximately $1.5 million and the unrecognized deferred tax liability related to these undistributed earnings was $0.1 million. The Company’s cash balance at September 28, 2012 includes $5.8 million held by foreign subsidiaries, of which approximately $5.8 million is indefinitely reinvested.

Item 8.	Financial Statements and Supplementary Data

PLANAR SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Planar Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 28, 2012 and September 30, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended September 28, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 28, 2012 and September 30, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 28, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Portland, Oregon

December 7, 2012

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Sept. 28, 2012	Sept. 30, 2011

	(In thousands, except share data)
ASSETS
Current assets:
Cash (Note 1)	$17,768	$22,231
Accounts receivable, net of allowance for doubtful accounts of $535 at 2012 and $1,622 at 2011 (Note 1)	18,604	25,881
Inventories (Note 1)	31,984	42,967
Other current assets (Notes 1 and 8)	2,829	4,587

Total current assets	71,185	95,666
Property, plant and equipment, net (Notes 1 and 4)	3,554	4,265
Intangible assets, net (Notes 1 and 5)	565	1,261
Other assets (Notes 1 and 8)	6,580	4,110

	$81,884	$105,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,686	$15,549
Current portion of capital leases (Note 12)	449	—
Deferred revenue	1,659	2,339
Other current liabilities (Notes 6, 8, and 11)	15,915	18,485

Total current liabilities	29,709	36,373
Capital leases, less current portion (Note 12)	545	—
Other long-term liabilities (Notes 1 and 8)	5,111	6,270

Total liabilities	35,365	42,643
Shareholders’ equity (Note 9):
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 20,354,300 and 19,758,400 issued shares at 2012 and 2011, respectively	184,556	182,826
Retained deficit	(134,751)	(118,096)
Accumulated other comprehensive loss	(3,286)	(2,071)

Total shareholders’ equity	46,519	62,659

	$81,884	$105,302

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Sept. 28, 2012	Sept. 30, 2011	Sept. 24, 2010
	(In thousands, except per share amounts)
Sales	$171,354	$186,504	$175,668
Cost of sales	136,718	134,365	131,201

Gross profit	34,636	52,139	44,467
Operating expenses:
Research and development, net (Note 1)	10,592	10,748	10,515
Sales and marketing	24,842	25,929	22,062
General and administrative	13,987	16,836	16,061
Amortization of intangible assets (Note 5)	696	1,992	2,470
Impairment and restructuring charges (Note 11)	922	1,060	3,388

Total operating expenses	51,039	56,565	54,496

Loss from operations	(16,403)	(4,426)	(10,029)
Non-operating income (expense):
Interest, net	(15)	22	(62)
Foreign exchange, net	479	(334)	1,618
Other, net	499	130	293

Net non-operating income (expense)	963	(182)	1,849

Loss before income taxes	(15,440)	(4,608)	(8,180)
Provision (benefit) for income taxes (Note 8)	742	98	(3,075)

Net loss	(16,182)	(4,706)	(5,105)

Net loss per share
Basic and diluted	$(0.81)	$(0.24)	$(0.27)

Average shares outstanding—basic and diluted	20,083	19,419	18,954

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Sept. 28, 2012	Sept. 30, 2011	Sept. 24, 2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,182)	$(4,706)	$(5,105)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,673	4,155	5,447
Impairment and restructuring charges	922	1,060	3,388
Deferred taxes	918	(511)	(1,897)
Shared based compensation	1,604	2,263	1,643
Lease incentives	300	—	—
(Increase) decrease in accounts receivable, net	6,882	1,303	(1,085)
(Increase) decrease in inventories	10,543	(9,419)	(3,985)
(Increase) decrease in other assets	410	(407)	(244)
Increase (decrease) in accounts payable	(3,779)	(621)	6,175
Increase (decrease) in deferred revenue	(624)	725	(30)
Decrease in other liabilities	(4,365)	(1,669)	(2,389)

Net cash provided by (used in) operating activities	(698)	(7,827)	1,918

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,532)	(1,490)	(736)
Purchase of leasehold improvements reimbursed by landlord	(300)	—	—

Net cash used in investing activities	(3,832)	(1,490)	(736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease	1,085	—	—
Payments of long-term debt and capital lease obligations	(91)	(4)	(133)
Value of shares withheld for tax liability	(473)	(504)	(571)
Net proceeds from issuance of capital stock	126	274	2

Net cash provided by (used in) financing activities	647	(234)	(702)
Effect of exchange rate changes on cash	(580)	73	507

Net increase (decrease) in cash	(4,463)	(9,478)	987
Cash at beginning of period	22,231	31,709	30,722

Cash at end of period	$17,768	$22,231	$31,709

Supplemental cash flow disclosure
Cash paid for interest	$58	$66	$176
Cash paid (received) for income taxes	367	610	(1,767)

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts and share data)

	Common Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE, SEPTEMBER 25, 2009	19,226,734	$178,644	$(107,210)	$(23)	$71,411
Components of comprehensive loss:
Net loss	—	—	(5,105)	—	(5,105)
Currency translation adjustment	—	—	—	(2,004)	(2,004)

Total comprehensive loss					(7,109)
Value of shares withheld for tax liability	(222,751)	—	(571)	—	(571)
Proceeds from issuance of common stock	158,352	2	—	—	2
Share based compensation	—	1,643	—	—	1,643

BALANCE, SEPTEMBER 24, 2010	19,162,335	$180,289	$(112,886)	$(2,027)	$65,376
Components of comprehensive loss:
Net loss	—	—	(4,706)	—	(4,706)
Currency translation adjustment	—	—	—	(44)	(44)

Total comprehensive loss					(4,750)
Value of shares withheld for tax liability	(215,567)	—	(504)	—	(504)
Proceeds from issuance of common stock	811,632	274	—	—	274
Share based compensation	—	2,263	—	—	2,263

BALANCE, SEPTEMBER 30, 2011	19,758,400	$182,826	$(118,096)	$(2,071)	$62,659
Components of comprehensive loss:
Net loss	—	—	(16,182)	—	(16,182)
Currency translation adjustment	—	—	—	(1,215)	(1,215)

Total comprehensive loss					(17,397)
Value of shares withheld for tax liability	(256,020)	—	(473)	—	(473)
Proceeds from issuance of common stock	851,920	126	—	—	126
Share based compensation	—	1,604	—	—	1,604

BALANCE, SEPTEMBER 28, 2012	20,354,300	$184,556	$(134,751)	$(3,286)	$46,519

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED SEPTEMBER 28, 2012

(Dollars in thousands, except per share amounts, and share data)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Planar Systems, Inc. was incorporated on April 27, 1983 and commenced operations in June 1983. Planar Systems, Inc., and its wholly-owned subsidiaries are engaged in developing, manufacturing and marketing electronic display products and systems. These display products and systems are primarily tiled LCD videowall systems, LCD commercial flat panels, touch monitors, desktop monitors, rear projection cubes, home theater projection systems, and EL displays.

Principles of consolidation

The consolidated financial statements include the financial statements of Planar Systems, Inc. together with its wholly-owned subsidiaries, Planar Systems Oy, Clarity, a Division of Planar Systems, Inc., Runco International, LLC and the subsidiaries of such subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year

The Company’s fiscal year ends on the last Friday in September. The last days of fiscal 2012, 2011, and 2010 were September 28, September 30 and September 24, respectively. Due to statutory requirements, Planar Systems Oy’s fiscal year-end is September 30. All references to a year in these notes are to the Company’s fiscal year ended in the period stated which includes the fiscal year results of Planar Systems, Oy.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results may differ from those estimates.

Reclassification

Certain balances in the 2011 financial statements have been reclassified to conform to 2012 presentations. Such reclassifications had no effect on results of operations.

Foreign currency translation

The Euro is the primary functional currency of the Company’s foreign subsidiaries. Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. Dollars at current exchange rates, and sales and expenses are translated using average rates. Gains and losses from translation of net assets are included in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included as a component of non-operating income (expense).

Cash

Cash of $17,768 represents cash deposits in banks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

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

Changes in the allowance for doubtful accounts were as follows:

Description	Balance at beginning of period	Charged to cost and expense	Deductions(1)	Balance at end of period
Year Ended September 24, 2010
Allowance for doubtful accounts	$2,367	$1,295	$(1,657)	$2,005

Year Ended September 30, 2011
Allowance for doubtful accounts	$2,005	$792	$(1,175)	$1,622

Year Ended September 28, 2012
Allowance for doubtful accounts	$1,622	$379	$(1,466)	$535

(1)	Deductions represent write-offs and recoveries of previously reserved balances.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of adjustments for estimated excess inventory and obsolescence based upon the Company’s best estimate of future product demand. Inventories consist of:

	2012	2011
Raw materials	$16,249	$18,175
Work in progress	1,485	2,440
Finished goods	14,250	22,352

	$31,984	$42,967

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

(Dollars in thousands, except per share amounts, and share data)

Operating leases

The Company records the minimum base rents for its operating leases on a straight-line basis over the life of the lease term. The difference between rent expense calculated on a straight-line basis and rent paid is recorded as a deferred rent liability. The Company received tenant improvement allowances on certain of its leases which were amended in fiscal 2011. These improvement allowances are considered lease incentives and are amortized as a reduction of rent expense over the term of the respective lease.

Other assets

Included in other current assets of $2,829 and $4,587 as of September 28, 2012 and September 30, 2011, respectively, are various prepaid assets, non-trade receivables, and deferred tax assets.

Included in other long-term assets of $6,580 and $4,110 as of September 28, 2012 and September 30, 2011, respectively, are assets related to the Company’s deferred compensation plan in the amounts of $1,123 and $1,440, respectively. Assets of the deferred compensation plan are accounted for as trading securities. Any increases in assets cause corresponding increases in liabilities, thereby negating any income or loss effect in the Consolidated Statement of Operations as a result of changes in value of the deferred compensation plan. The deferred compensation plan allowed eligible executives to elect to defer up to 100% of their regular compensation and incentive awards, and non-employee Board members could elect to defer up to 100% of their directors’ compensation. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. This plan was frozen effective December 24, 2004 and no deferrals have been made under the plan since that date.

Other long-term assets also included $2,691 and $218 related to equipment which had not been placed in service as of September 28, 2012 and September 30, 2011, respectively. The balance at September 28, 2012 consists primarily of information technology software and equipment associated with the replacement of the Company’s ERP system.

Other long-term liabilities

Included in other long-term liabilities of $5,111 and $6,270 as of September 28, 2012 and September 30, 2011, respectively, are liabilities related to the Company’s deferred compensation plan described above in the amounts of $1,123 and $1,440, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

(Dollars in thousands, except per share amounts, and share data)

as reductions in operating expenses during the period in which the services are performed and related direct expenses are incurred, as follows:

	2012	2011	2010
Research and development expense	$11,361	$11,827	$11,571
Contract funding and research and development tax credits	(769)	(1,079)	(1,056)

Net research and development	$10,592	$10,748	$10,515

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

Advertising expenses

All advertising costs are expensed as incurred and totaled $2,486, $2,094, and $1,895 in fiscal 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

(Dollars in thousands, except per share amounts, and share data)

Net loss per share

Basic net loss per share was computed using the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. No incremental shares for fiscal years ended September 28, 2012, September 30, 2011, and September 24, 2010 were used in the calculations of diluted earnings per share. In years in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options and unvested restricted stock outstanding were excluded from the computation of diluted net loss per share for the years ended September 28, 2012, September 30, 2011, and September 24, 2010.

Financial instruments

For short-term financial instruments, including cash, accounts receivable, short-term debt, short-term capital leases, accounts payable and accrued compensation, the carrying amount approximates the fair value because of the immediate short-term nature of those instruments. The differences between the fair values and carrying amounts of the Company’s financial instruments at September 28, 2012, September 30, 2011, and September 24, 2010 were not material.

Derivative instruments

The Company is exposed to certain foreign currency risks relating to its ongoing business operations, as the Euro is the functional currency of the Company’s European subsidiaries. Historically the Company managed this risk by periodically entering into forward exchange contracts to mitigate the income statement impact of fluctuations in the Euro value of its U.S. Dollar denominated cash deposits, accounts receivable, accounts payable, and the intercompany balances. Due to volatility in the foreign exchange market and the Company’s strategic shift to preserve cash, the Company no longer hedges foreign currency risk. This allows changes in the U.S. Dollar versus the Euro exchange rate to positively or negatively impact the Company’s net income. The net gain on foreign currency exchange transactions was $479 in the year ended September 28, 2012. This compared to a net loss on foreign currency exchange transactions of $334 in the year ended September 30, 2011 and a net gain on foreign currency exchange transactions of $1,618 in the year ended September 24, 2010. These amounts were recorded as foreign exchange, net in the Consolidated Statements of Operations.

Share based compensation plans

Share based compensation expense recognized for the twelve months ended September 28, 2012, September 30, 2011, and September 24, 2010 was $1,604, $2,263, and $1,643, respectively, which consisted of share based compensation expense related to employee stock options, restricted stock and the Company’s Employee Stock Purchase Plan. See Note 9—Shareholders’ Equity for additional information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

(Dollars in thousands, except per share amounts, and share data)

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

NOTE 2    CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The risk in trade accounts receivable is mitigated by the credit worthiness of the companies comprising the Company’s customer base and their dispersion across many different sectors of the electronics industry and geographies. At September 28, 2012, the Company does not believe it had any significant credit risks which are not provided for in the allowance for doubtful accounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

(Dollars in thousands, except per share amounts, and share data)

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

NOTE 3    EARNINGS PER SHARE

Average basic and diluted shares outstanding for the periods ending September 28, 2012, September 30, 2011, and September 24, 2010 were 20,083,000, 19,419,000, and 18,954,000 shares, respectively. ASC Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and nonvested shares, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options or nonvested shares totaling 304,000, 374,000, and 331,000 as of September 28, 2012, September 30, 2011, and September 24, 2010, respectively, due to the Company incurring a net loss for each of those years then ended. In addition to those shares, for the years ended September 28, 2012, September 30, 2011, and September 24, 2010, 1,379,000, 1,470,000, and 1,730,000 shares, respectively, were excluded from the computation of earnings per share because they were antidilutive under the treasury stock method.

NOTE 4    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of:

	2012	2011
Buildings	$12,217	$11,757
Machinery and equipment	36,270	35,920

Total property, plant and equipment	48,487	47,677
Less: accumulated depreciation	(44,933)	(43,412)

Net property, plant and equipment	$3,554	$4,265

Net property, plant and equipment by geography were as follows:

	2012	2011
United States	$2,479	$2,985
Europe	1,075	1,280

Net property, plant, and equipment	$3,554	$4,265

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

(Dollars in thousands, except per share amounts, and share data)

The Company recorded depreciation expense of $1,977, $2,163, and $2,977 in fiscal 2012, 2011, and 2010, respectively.

NOTE 5    INTANGIBLE ASSETS

Net intangible assets consist of the following:

	2012	2011
Customer relationships, net of accumulated amortization of $7,386 and $6,797	$565	$1,154
Acquired technologies, net of accumulated amortization of $14,400 and $14,293	—	107

	$565	$1,261

The identifiable intangible assets are being amortized over a remaining weighted average period of approximately one year. As of September 28, 2012 and September 30, 2011, the Company had recorded accumulated amortization of $23,586 and $22,890, respectively. Accumulated amortization at both September 28, 2012 and September 30, 2011 includes $1,800 of tradenames and trademarks which were fully amortized in fiscal 2010. Amortization expense was $696, $1,992, and $2,470 in 2012, 2011, and 2010, respectively. Amortization expense is estimated to be $565 in fiscal 2013, at which point the intangible assets will be fully amortized. Accordingly, no amortization expense is expected after fiscal 2013.

NOTE 6    OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	2012	2011
Warranty reserve	$3,827	$3,613
Accrued compensation	5,391	7,982
Other	6,697	6,890

	$15,915	$18,485

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

	2012	2011
Balance at beginning of period	$3,613	$3,832
Cash paid for warranty repairs	(3,948)	(3,584)
Provision for current period sales	4,162	3,365

Balance at end of period	$3,827	$3,613

NOTE 7    COMMITMENTS

Most of the Company’s office and manufacturing facilities are subject to long-term operating leases. In connection with certain of these leases which were amended in fiscal 2011, the Company received tenant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

(Dollars in thousands, except per share amounts, and share data)

improvement allowances totaling $790. These lease incentives are being amortized as a reduction of rent expense over the term of the respective leases, which range from five to six years. As of September 28, 2012, $300 of leasehold improvements had been purchased using these allowances and reimbursed by the landlord and $490 has been used as credits against rental payments.

At September 28, 2012, the minimum annual operating lease payments for all operating leases entered into by the Company were:

Fiscal years ending in September
2013	3,958
2014	3,762
2015	2,752
2016	2,321
2017	851
Thereafter	2,664

$16,308

Total rent expense was $3,861, $3,992, and $4,309 for the years ended September 28, 2012, September 30, 2011, and September 24, 2010, respectively.

NOTE 8    INCOME TAXES

The components of net income (loss) before income taxes consist of the following:

	2012	2011	2010
Domestic	$(10,336)	$(4,742)	$(9,682)
Foreign	(5,104)	134	1,502

	$(15,440)	$(4,608)	$(8,180)

The following table summarizes the provision (benefit) for U.S. federal, state and foreign taxes on income:

	2012	2011	2010
Current:
Federal	$(351)	$(34)	$450
State	67	96	241
Foreign	293	542	1,103

	9	604	1,794
Deferred:
Federal	—	—	(2,707)
State	—	—	(251)
Foreign	733	(506)	(1,911)

	733	(506)	(4,869)

	$742	$98	$(3,075)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

(Dollars in thousands, except per share amounts, and share data)

A reconciliation of the differences between the U.S. and federal statutory tax rate and the Company’s effective rate are as follows:

	2012	2011	2010
Computed statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefits	(3.3)	(3.3)	(3.3)
Non-U.S. income taxed at different rates	3.5	(7.3)	(1.9)
Permanent differences resulting from goodwill adjustments	—	—	(10.0)
Effect foreign income distributions	—	—	9.1
Benefit of net operating losses	—	—	(41.9)
Change in valuation allowance	42.9	47.2	36.9
Tax contingencies and settlements	(4.7)	—	6.6
Other items, net	1.4	0.5	1.9

Effective tax rate	4.8%	2.1%	(37.6)%

The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 28, 2012 and September 30, 2011 were as follows:

	2012	2011
Deferred tax assets:
Inventories	$4,172	$4,886
Deferred revenue	1,215	1,123
Warranty reserve	1,396	1,261
Payroll and severance related	594	785
Other reserves	2,598	2,742
Intangibles	8,807	9,627
Accumulated depreciation	1,043	1,014
Capital losses	6,030	6,030
Net operating losses	16,891	10,528
Tax credits	9,998	9,536

Gross deferred tax assets	52,744	47,532
Valuation allowance	(51,168)	(44,968)

Deferred tax assets	1,576	2,564
Deferred tax liabilities:
Accumulated depreciation	(288)	(358)

Deferred tax liabilities	(288)	(358)

Net deferred tax asset	$1,288	$2,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

(Dollars in thousands, except per share amounts, and share data)

The deferred tax assets and liabilities are recorded in the following balance sheet accounts:

	2012	2011
Other current assets	$713	$1,687
Other long-term assets	575	519
Other current liabilities	—	—

	$1,288	$2,206

During fiscal years 2012, 2011, and 2010 the Company recognized no tax benefits related to differences between financial and tax reporting of share based compensation transactions.

The Company establishes a valuation allowance for deferred tax assets, when it is more likely than not that such deferred tax assets will not be realized. During fiscal 2012 an increase of $6,200 in the valuation allowance was due to the Company’s continued inability to benefit from its U.S. tax assets and from recording a valuation allowance of $494 for Finnish tax assets as the recent three year cumulative loss is given more weight than projected future income when determining the need for a valuation allowance. During fiscal 2011 the valuation allowance decreased $128 due to reduction in U.S. deferred tax assets. The Company continues to provide a full valuation allowance against all of its U.S. and Finnish tax assets as the recent three year cumulative loss is given more weight than projected future income when determining the need for a valuation allowance.

As of September 28, 2012 the Company had $32,919 in tax assets (tax-effected) resulting from NOLs, capital losses, and tax credits carryforwards. A detailed breakdown of these assets as of September 28, 2012 and September 30, 2011 are as follows:

	2012	2011
Federal net operating losses	$12,398	$7,287
State net operating losses and credits	2,301	2,170
Foreign net operating losses	2,192	1,450
Federal capital losses	6,030	6,030
Federal research credits	4,590	3,827
Federal minimum tax credits	249	249
Federal foreign tax credits	5,159	5,081

	$32,919	$26,094

The Federal NOLs expire on various dates through 2032, while the Federal capital loss expires in fiscal 2013. State NOLs expire on various dates through 2028. The Federal research credits expire on various dates through 2032. Finnish NOLs expire on various dates through 2021. Federal minimum tax credits and French NOLs are available indefinitely. The Foreign Tax Credits expire on various dates through 2022. Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of NOLs and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. The Company has not performed a Section 382 analysis to determine the possible limitation of its NOLs. The Company has not provided for additional U.S. federal income and foreign withholding taxes on its undistributed earnings from non-U.S. operations as of September 28, 2012 because such earnings are intended to be reinvested indefinitely outside of the United States. As of September 28, 2012 the cumulative undistributed earnings of these foreign operations were approximately $1,500 and the unrecognized deferred tax liability related to these undistributed earnings was $100.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

(Dollars in thousands, except per share amounts, and share data)

The Company’s major U.S. jurisdictions under which it operated in fiscal 2012 included Oregon, California, and Texas while major international jurisdictions included Finland and France. The following table summarized the activity related to the Company’s world-wide unrecognized tax benefits:

Balance at September 30, 2011	$1,993
Increase related to current year tax positions	—
Increase related to prior year tax positions	—
Decrease related to current year tax positions	—
Decrease related to prior year tax positions	(723)

Balance at September 28, 2012	$1,270

The Company classifies interest and penalties related to uncertain tax positions in income tax expense. The total $1,270 of unrecognized tax benefits, if recognized, would impact the tax rate. For the year ended September 28, 2012 the Company had $175 of accrued interest related to uncertain tax positions. It is reasonably possible that the Company’s uncertain tax positions could decrease by approximately $267 in the next twelve months due to utilization of credits in tax years in which the statue of limitations may expire, and is classified as a current liability as of September 28, 2012.

The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has settled with the United States Internal Revenue Service (“IRS”) on their examination of all United States federal income tax matters through fiscal year 2008. The Company’s largest foreign subsidiary, located in Finland, effectively settled in 2009 with the Finnish Tax authorities the audit of its tax returns ending up to and including fiscal year 2007. In 2011 the French Tax authorities commenced an examination of tax returns for fiscal years 2009 and 2010 and this examination was settled in fiscal 2012. The Company is subject to numerous ongoing state and foreign tax audits. Although the final outcome of these audits are uncertain, based on currently available information, the Company believes the ultimate resolutions will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 9    SHAREHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock at $0.01 par value. As of September 28, 2012, no shares of preferred stock had been issued; however, 200,000 shares of Series D Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Company’s Board of Directors.

Employee Stock Purchase Plan

In fiscal 2005 the Company adopted the 2004 Employee Stock Purchase Plan, which replaced the 1994 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan (“the Plan”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85 percent of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. In the second quarter of 2010, the Company’s shareholders approved an amendment to the Plan which increased the number of shares of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

(Dollars in thousands, except per share amounts, and share data)

common stock that may be purchased under the Plan from 400,000 shares to 1,400,000 shares. As of September 28, 2012, approximately 770,000 shares remained available for purchase.

Stock options

In the first quarter of 2010 the Company adopted the 2009 Incentive Plan (the “2009 Plan”). This plan replaced the Company’s 1993 Stock Incentive Plan, the 1996 Stock Incentive Plan, the 1999 Non-Qualified Stock Option Plan, the 2007 New Hire Incentive Plan, the Clarity Visual Systems, Inc. 1995 Plan and Non-Qualified Stock Option Plan as well as any individual inducement awards, which are collectively referred to as the “Prior Plans.” The 2009 Plan authorizes the issuance of 1,300,000 shares of common stock. In addition, up to 2,963,375 shares subject to awards outstanding under the Prior Plans may become available for issuance under the 2009 Plan to the extent that these shares cease to be subject to the original awards (such as by expiration, cancellation or forfeiture of the awards). In the fourth quarter of 2012, shareholders approved an amendment to the 2009 Plan, authorizing the issuance of an additional 1,700,000 shares of common stock. The maximum number of shares that may be issued under the 2009 Plan is 5,963,375 shares, including shares that may become available from the Prior Plans.

The 2009 Plan provides for the granting of stock options, which generally vest and become exercisable over a three year period and expire seven to ten years after the date of grant. Options were last granted in the second quarter of fiscal 2008.

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding at September 30, 2011	1,152,707	$9.89
Granted	—	—
Exercised	(1,820)	0.03
Forfeited	—	—
Expired	(199,420)	11.15

Options outstanding at September 28, 2012	951,467	9.65

All options outstanding at September 28, 2012 were exercisable. The total pretax intrinsic value of options exercised during the year was $3 and $6 in 2012 and 2010, respectively. No options were exercised in 2011.

As of September 28, 2012, the total pretax intrinsic value of options outstanding and options exercisable was $0 and the options had a weighted average remaining contractual term of 2.4 years.

Restricted stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718). Shares issued generally vest over a one- to three-year period upon the passage of time, or upon meeting objective performance conditions. The Company issued 831,500 shares of restricted stock to employees and non-employee directors in 2012. In the Proxy Statement dated October 16, 2009 issued in connection with the approval of the 2009 Plan, the Company pledged to limit its average annual “burn rate” (shares issued to employees, directors, and consultants under its compensatory equity arrangements) to 6.3% of the Company’s weighted average legally issued and outstanding shares. The 831,500 full value shares issued in 2012 represented 6.1% of the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

(Dollars in thousands, except per share amounts, and share data)

20,591,802 weighted average legally issued and outstanding shares for fiscal 2012 (giving effect to the treatment of full value shares as 1.5 shares). In the years ended September 30, 2011 and September 24, 2010 the Company issued employees 817,167 and 806,900 shares, respectively.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2011	1,385,934	$3.34
Granted	831,500	1.92
Vested	(769,879)	3.27
Forfeited	(130,884)	3.66

Restricted stock outstanding at September 28, 2012	1,316,671	2.45

The total fair value of shares vested in the year ended September 28, 2012 was $1,434. The fair value of shares vested in the years ended September 30, 2011 and September 24, 2010 was $1,543 and $1,832, respectively.

Performance-based restricted stock awards

As of September 28, 2012 approximately 1,244,000 shares of performance-based restricted stock awards remained outstanding. These awards, granted in fiscal 2012 and in previous periods, were granted to the Company’s executive officers and other Vice Presidents of the Company, and will vest at levels ranging from 0% of shares granted to 100% of shares granted, dependent upon the achievement of certain internal performance metrics for a term through the end of fiscal 2015.

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

Valuation and Expense Information

The Company recognizes compensation expense for all share based payment awards made to its employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The Company calculates the value of employee stock options on the date of grant using the Black-Scholes model. This model is also used to estimate the fair value of employee stock purchases related to the Employee Stock Purchase Plan. The Company values restricted stock awards at the closing price of the Company’s shares on the date of grant. The following table summarizes share based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

(Dollars in thousands, except per share amounts, and share data)

compensation expense related to share based payment awards, and employee stock purchases for the years ended September 28, 2012, September 30, 2011, and September 24, 2010, which were allocated as follows:

	2012	2011	2010
Cost of Sales	$102	$59	$162

Research and Development	144	212	233
Sales and Marketing	203	534	472
General and Administrative	1,155	1,458	776

Share based compensation expense included in operating expenses	1,502	2,204	1,481

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases	$1,604	$2,263	$1,643

As of September 28, 2012, total future compensation expense related to nonvested stock options and restricted stock is expected to be $0 and $2,175, respectively. This expense is anticipated to be recognized over a weighted average remaining period of 3.0 years, through the fourth quarter of fiscal 2016.

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

NOTE 10    401(K) AND PENSION PLAN

All employees in North America over 21 years of age are eligible to participate in the 401(k) savings and profit sharing plan. Employees can contribute up to statutory maximums. The Company matches up to 4.0% of each participating employee’s eligible compensation, also subject to statutory maximums. Employer contributions vest immediately. The 401(k) plan expense amounted to $772, $749, and $853 for the years ended September 28, 2012, September 30, 2011, and September 24, 2010, respectively.

The employees of the Company’s foreign subsidiaries located in Finland and France participate in pension plans in which they receive defined benefit payments upon retirement. Neither the Company nor its direct and indirect foreign subsidiaries in Finland or France sponsor these pension plans, rather they are sponsored by the government of each such foreign country. Neither the Finnish nor the French foreign subsidiary has any obligation with respect to such plans, including any obligation to make payments, invest or otherwise manage plan assets or contributions or to pay benefits to employees once they reach retirement age. The only obligation of the foreign subsidiary is to pay premiums to the respective governments’ pension insurance agency. The Company recognized expense of $1,463, $1,182, and $1,244 in fiscal years 2012, 2011, and 2010, respectively, related to such plan premiums.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

(Dollars in thousands, except per share amounts, and share data)

NOTE 11    IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment and restructuring charges consist of:

	2012	2011	2010
Impairment charges	$—	$—	$3,428
Restructuring charges	922	1,060	(40)

	$922	$1,060	$3,388

2012 Restructuring Charges

In 2012 the Company recorded $922 in net restructuring charges. In the second quarter of 2012, the Company recorded $518 in net restructuring charges, including $575 in charges related to severance benefits estimated for the termination of certain employees who performed manufacturing, engineering, sales, marketing, and general and administrative functions for the Company. During the second quarter, the Company also determined that severance benefits related to previously recorded charges would be less than initially estimated, resulting in a $57 reduction in operating expenses and the liability. During the fourth quarter of 2012, the Company recorded $404 in net restructuring charges related to severance benefits for certain employees, primarily in the sales and marketing functions of the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

(Dollars in thousands, except per share amounts, and share data)

The changes in the restructuring amounts included in accrued compensation and other liabilities were as follows:

	Accrued Compensation	Other Liabilities
Balance as of September 25, 2009	$2,397	$336
Reclassification from vacation liability	208	—
Revisions to original estimate	(40)	—
Cash paid	(1,808)	—

Balance as of September 24, 2010	$757	$336
Charges from continuing operations	1,312	—
Revisions to original estimate	(175)	(77)
Cash paid	(177)	(75)

Balance as of September 30, 2011	$1,717	$184
Charges from continuing operations	979	—
Revisions to original estimate	(57)	—
Cash paid	(2,056)	(116)

Balance as of September 28, 2012	$583	$68

During fiscal years 2012, 2011, and 2010 the Company paid cash of $2,172, $252, and $1,808, respectively, related to severance, contractual liabilities and lease termination costs. The majority of the remaining amounts are expected to be paid in fiscal 2013.

NOTE 12    BORROWINGS

Credit Facility

The Company’s credit agreement was amended on November 16, 2012 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of September 28, 2012 the Company’s borrowing capacity was $7.4 million, of which $1.1 million was committed through standby letters of credit related to the Company’s capital lease obligations. The credit agreement, as amended, has an interest rate of LIBOR + 1.75%, expires on December 1, 2013, and is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of September 28, 2012 and September 30, 2011. The credit agreement contains certain financial covenants, with which the Company was in compliance as of September 28, 2012. While the Company believes it will be in compliance with all the covenants through the term of the agreement, as amended, failure to comply with all applicable covenants, or to obtain waivers in the event of any non-compliance, would result in an event of default and could result in the acceleration of any amounts outstanding on the agreement, which in turn could lead to the inability to pay debts and the loss of control of certain assets.

Capitalized Leases

During fiscal 2012, the Company entered into a capital lease for portions of the information technology software associated with the replacement of the Company’s ERP system. Included in other assets as of September 28, 2012 is $1,085 of leased assets not yet placed into service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE YEARS ENDED SEPTEMBER 28, 2012

(Dollars in thousands, except per share amounts, and share data)

Future minimum payments under capital lease obligations at September 28, 2012 are as follows:

2013	$494
2014	428
2015	140
2016	—
2017	—
Thereafter	—

Total minimum lease payments	1,062
Less amounts representing interest	68

Present value of net minimum lease payments	994
Less current portion	449

Long-term portion of obligations	$545

NOTE 13    SUBSEQUENT EVENTS

On November 30, 2012, the Company sold its EL assets and liabilities to Beneq OY for a base sale price of $6.5 million, of which $3.9 million was paid in cash at closing, with the remaining $2.6 million held as a promissory note. The transaction terms also provide for up to $3.5 million in additional cash consideration, which may be earned based upon the EL business achieving certain financial results in calendar years 2013 through 2015. As of the date of this filing, the gain or loss on the sale of the EL assets and liabilities has not been determined. The sale of these assets did not constitute the disposal of a component of the Company as defined by ASC Topic 205.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during fiscal 2012 that could significantly affect the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a—15(f). Under the supervision and with the participation of the Company’s management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that its internal controls over financial reporting were effective as of September 28, 2012.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance of Planar Systems, Inc.

The information set forth under the captions “Corporate Governance,” “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement to be used in connection with the Company’s 2013 Annual Meeting of Shareholders is incorporated by reference into this Report.

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

The information set forth under the captions “Director Compensation,” and “Executive Compensation” appearing in the Proxy Statement to be used in connection with the Company’s 2013 Annual Meeting of Shareholders, is incorporated by reference into this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” and “Stock Owned by Management and Principal Shareholders” appearing in the Proxy Statement to be used in connection with the Company’s 2013 Annual Meeting of Shareholders on is incorporated by reference into this Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” appearing in the Proxy Statement to be used in connection with the Company’s Annual Meeting of Shareholders is incorporated by reference into this Report.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Ratify Independent Registered Public Accounting Firm” appearing in the Proxy Statement to be used in connection with the Company’s 2013 Annual Meeting of Shareholders is incorporated by reference into this Report.

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

The independent registered public accounting firm report with respect to the above-listed financial statements appears on page 35 of this Report.

(a)(3) Exhibits

Exhibit Number	Title

2.1	Agreement and Plan of Merger and Reorganization by and among Planar Systems, Inc., Cornell Acquisition Corporation, Clarity Visual Systems, Inc. and certain other parties date as of July 18, 2006 (4)

2.2	Asset Purchase Agreement by and among Compton Acquisition, Inc., Runco International, Inc., and the stockholders of Runco International, Inc., dated as of May 23, 2007 (16)

3.1	Second Restated Articles of Incorporation of Planar Systems, Inc. (1)

3.2	Second Restated Bylaws of Planar Systems, Inc. (7)

3.3	Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (2)

3.4	Second Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (3)

3.5	Fourth Amendment to Second Restated Bylaws of Planar Systems, Inc. (18)

3.6	Fifth Amendment to Second Restated Bylaws of Planar Systems, Inc. (35)

4.1	Specimen stock certificate (1)

4.2	Rights Agreement dated as of February 3, 2006 between Planar Systems, Inc. and Mellon Investor Services, LLC. (3)

10.1	Lease agreement dated as of May 20, 1998 between Metra Corporation and Planar International, Ltd (English translation) (5)

10.2	1996 Stock Incentive Plan* (6)

10.3	Planar Systems, Inc. 1999 Nonqualified Stock Option Plan* (7)

10.4	Planar Systems, Inc. Deferred Compensation Plan* (7)

10.5	Lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (8)

10.6	Addendum to lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (8)

10.7	Planar Systems, Inc. 2004 Employee Stock Purchase Plan*

10.8	Executive Employment Agreement by and between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (10)

10.9	Letter Agreement between Scott Hildebrandt and Planar Systems, Inc. dated as of November 22, 2005* (11)

Exhibit Number	Title

10.10	Amended and Restated Planar Systems, Inc 1993 Stock Option Plan for Nonemployee Directors (12)

10.11	Clarity Visual Systems, Inc. 1995 Stock Incentive Plan* (13)

10.12	Clarity Visual Systems Inc. Non-Qualified Stock Option Plan* (13)

10.13	Lease Agreement dated as of December 27, 2006 between Techpointe Commons and Planar Systems, Inc. (14)

10.14	Terms of Employment between Planar Systems, Inc. and Stephen Going dated as of January 22, 2007* (15)

10.15	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Douglas Barnes, Mark Ceciliani, and Stephen Going)* (17)

10.16	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Scott Hildebrandt)* (17)

10.17	Planar Systems, Inc. 2007 New Hire Incentive Plan* (21)

10.18	Lease agreement dated as of September 20, 2007 between Equastone Amberglen, LLC and Planar Systems, Inc. (19)

10.19	Form of Indemnification Agreement for Officers and Directors (20)

10.20	Form for Performance Share Agreement between Planar Systems, Inc. and Gerald Perkel, Scott Hildebrandt, and Stephen Going* (22)

10.21	Form for Performance Share Amendment between Planar Systems, Inc. and Gerald Perkel, Scott Hildebrandt, and Stephen Going* (22)

10.22	Form for Performance Share Amendment and Form for Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, and Stephen Going dated as of December 14, 2009* (23)

10.23	Form for Restricted Stock Notice between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, and Stephen Going dated as of November 20, 2009* (23)

10.24	Planar Systems, Inc. 2009 Incentive Plan* (23)

10.25	Amended and Restated Credit Agreement dated as of December 1, 2009 between Planar Systems, Inc. and Bank of America, N.A. (24)

10.26	Form of Restricted Stock Award Notice between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, Gregory H. Turnbull, and Steven E. Wynne dated as of February 16, 2010* (25)

10.27	Planar Systems, Inc. 2004 Employee Stock Purchase Plan as amended February 16, 2010* (25)

10.28	Amendment to Amended and Restated Credit Agreement dated as of March 10, 2010 (25)

10.29	Second Amendment to Amended and Restated Credit Agreement by and between Planar Systems, Inc. and Bank of America, N.A., entered into effective as of November 18, 2010 (26)

10.30	Planar Amberglen 1195 Building Second Amendment to Lease by and between Planar Systems, Inc. and Amberglen Properties Limited Partnership, dated as of October 14, 2010 (27)

10.31	Planar Amberglen 1400 Building First Amendment to Lease by and between Planar Systems, Inc. and Amberglen Properties Limited Partnership, dated as of October 14, 2010 (27)

10.32	Form for Performance Share Amendment between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, and Stephen Going dated September 22, 2010* (27)

10.33	Form for Restricted Stock Notice and Form for Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, and Stephen Going dated September 27, 2010* (27)

Exhibit Number	Title

10.34	Form for Restricted Stock Agreement between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, Gregory H. Turnbull, and Steven E. Wynne dated as of February 17, 2011* (28)

10.35	First Amendment to Lease by and between Planar Systems, Inc. and St. Paul Fire and Marine Insurance Company, dated as of May 1, 2011 (29)

10.36	Form for Restricted Stock Award Notice between Planar Systems, Inc. and Stephen Going dated as of September 30, 2011* (30)

10.37	Lease amendment dated as of April 20, 2011 between VARMA and Planar Systems, Oy (English translation) (30)

10.38	Form for Restricted Stock Award Notice between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, and Stephen Going, dated October 1, 2011* (31)

10.39	Third Amendment to Amended and Restated Credit Agreement by and between Planar Systems, Inc. and Bank of America, N.A., entered into effective as of November 17, 2011 (32)

10.40	Agreement by and among Planar Systems, Inc. and Red Oak Partners, LLC, a New York limited liability company, and certain of its affiliates named in the Agreement, dated January 27, 2012 (33)

10.41	Form for Restricted Stock Award Notice between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, David Sandberg, Gregory H. Turnbull, and Steven E. Wynne, dated as of June 28, 2012* (34)

10.42	Amendment to Planar Systems, Inc. 2009 Incentive Plan* (36)

10.43	Transition Agreement between Planar Systems, Inc. and Scott Hildebrandt (36)

14.0	Code of Conduct of Planar Systems, Inc. (9)

21.0	Subsidiaries of Planar Systems, Inc.

23.0	Consent of KPMG LLP, Independent registered public accounting firm

24.0	Power of Attorney (included on Signature Page)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 27, 1996.
(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on February 9, 2006.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 21, 2006.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 25, 1998.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 1997.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 24, 1999.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2001.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 2003.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2005.
(12)	Incorporated by reference to the Company’s Proxy Statement dated December 22, 2005 filed on December 29, 2005.
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-138064) filed on October 18, 2006.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2006.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2007.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2007.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2007.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2008.
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2007.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2008.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2009.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 7, 2009.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2010.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 23, 2010.
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.
(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011.
(30)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.
(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2011.
(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 23, 2011.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 27, 2012.
(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.
(35)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2012.
(36)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 21, 2012.

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC

December 7, 2012	By:	/S/ SCOTT HILDEBRANDT
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

/S/ GERALD K. PERKEL Gerald K. Perkel	President, Chief Executive Officer, Director (Principal Executive Officer)	December 7, 2012

/S/ SCOTT HILDEBRANDT Scott Hildebrandt	Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	December 7, 2012

/S/ MICHAEL GULLARD Michael Gullard	Director	December 7, 2012

/S/ CARL NEUN Carl Neun	Director	December 7, 2012

/S/ DAVID SANDBERG David Sandberg	Director	December 7, 2012

/S/ GREGORY H. TURNBULL Gregory H. Turnbull	Chairman	December 7, 2012

/S/ STEVEN E. WYNNE Steven E. Wynne	Director	December 7, 2012