Form 10-K/A
period 2012-09-28
PLANAR SYSTEMS INC
filed 2013-01-25
CIK 722392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Number of shares of common stock outstanding at November 29, 2012: 20,944,820

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Planar Systems, Inc. for the fiscal year ended September 28, 2012 as filed with the Securities and Exchange Commission on December 7, 2012 (the “2012 Annual Report”), is being filed to include in the Annual Report the information required by Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14) of Form 10-K.

In addition to amending Item 5 of Part II and Items 10 through 14 of Part III to provide the omitted information, this Amendment amends Item 15 of Part IV to include new certifications being provided with this Amendment pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after December 7, 2012, the filing date of the 2012 Annual Report.

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

Executive Compensation—Equity Compensation Plan Information

See Part III, Item 11 “Executive Compensation—Equity Compensation Plan Information” regarding equity compensation plan information.

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

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors

The following table sets forth information regarding the members of the Company’s Board of Directors as of January 25, 2013:

	Age	Director Since	Expiration of Current Term	Position Held with Planar
J. Michael Gullard	67	2006	2013	Director
Steven E. Wynne	60	1996	2013	Director
Carl W. Neun	69	2000	2014	Director
Gregory H. Turnbull	74	1986	2014	Chairman of the Board
Gerald K. Perkel	57	2005	2015	President, Chief Executive Officer and Director
David Sandberg	40	2012	2015	Director

Information concerning the principal occupation or employment during at least the past five years of the directors of the Company is set forth below.

J. Michael Gullard.    Mr. Gullard was elected to the Board of Directors in November 2006. Mr. Gullard is the founder and a General Partner of Cornerstone Management, a family of technology focused venture capital funds. Mr. Gullard received a BA from Stanford University and an MBA from the Graduate School of Business at Stanford University. Mr. Gullard also serves on the Board of Directors of Dyntek, Inc., Alliance Semiconductor, Inc., Proxim Corp., and Selectica, Inc. Mr. Gullard previously served on the Board of Directors of JDA Software, Ditech Networks, California Micro Devices Corporation and Transmeta Corporation. Mr. Gullard brings to the Board broad and significant entrepreneurial experience as a long time venture capital investor in technology companies. Mr. Gullard also brings extensive experience as a board member of a number of private and public technology companies.

Steven E. Wynne.    Mr. Wynne has served as a Director of the Company since 1996. Mr. Wynne is currently Executive Vice President of Health Services Group, a health insurance company. He was previously Executive Vice President/Chief Marketing Officer of JELD-WEN, a building products company, from January 2011 through June 2012. Mr. Wynne served as Senior Vice President of The ODS Companies, a health insurance company, from January through December 2010. Mr. Wynne served as President and Chief Executive Officer of Sport Brands International, Ltd. (“SBI”) from March 2004 to March 2007, when the Company was sold. SBI owned a number of companies that created, developed, produced and distributed sports apparel and footwear under the Fila, Cloudveil and Motionwear brands. From April 2001 to April 2002 and from April 2003 to February 2004, Mr. Wynne was a partner in the law firm of Ater Wynne LLP, Portland, Oregon, the Company’s outside legal counsel. Mr. Wynne served as Acting Senior Vice President and General Counsel of FLIR Systems, Inc. from April 2002 to April 2003. Mr. Wynne served as Chairman and Chief Executive Officer of eteamz.com, an online community serving amateur athletics, from June 2000 until its sale to Active.com in December 2000. He served as President and Chief Executive Officer of adidas America from 1995 to 1999. Prior to that time, he was a partner in Ater Wynne LLP. Mr. Wynne received a bachelor’s degree from Willamette University and a J.D. from Willamette University. Mr. Wynne also serves on the Board of Directors of FLIR Systems, Inc. Mr. Wynne brings to the Board of Directors his long and broad experience as outside legal counsel to public and private technology companies, including the Company. Mr. Wynne also brings experience as the CEO of several marketing and brand-driven companies as well as management and operational experience in other public and private companies.

Carl W. Neun.    Mr. Neun became a Director of the Company in December 2000. From March 1993 to January 2000, Mr. Neun was Senior Vice President and Chief Financial Officer of Tektronix, Inc., a test and measurement company. From September 1987 through March 1993 he was Senior Vice President and Chief Financial Officer of Conner Peripherals, Inc., a disk drive company. Mr. Neun is Chairman of the Board of Powerwave Technologies, Inc. He is past Chairman of the Board of Oregon Steel Mills, Inc. and a past member of the Board of Directors of Radisys Corporation. Mr. Neun has a bachelor’s degree from Hamilton College and an MBA from the Wharton School at the University of Pennsylvania. Mr. Neun brings to the Board of Directors extensive financial and operational experience as a public company financial executive, as well as significant experience as a member of the board of directors of a number of other public companies. Based on his strong background and experience in finance and accounting matters for public companies, Mr. Neun qualifies as the Company’s “audit committee financial expert.”

Gregory H. Turnbull.    Mr. Turnbull has served as a Director of the Company since 1986. He was elected as Chairman of the Board in September 2005. Mr. Turnbull was a director of A.P. Pharma, Inc., a specialty pharmaceutical company, from1986 to 2012, serving as President and Chief Executive Officer of that company from October 2006 to July 2008, and as its Chief Financial Officer from January 2008 to February 2009. Previously, Mr. Turnbull was self-employed as a private investor and a consultant. Mr. Turnbull was a partner of Cable & Howse Ventures from 1983 to 1991 and served as an investment banker with Morgan Stanley & Co. and White, Weld & Co. prior to 1983. Mr. Turnbull received a BS in chemical engineering from Oregon State University and an MBA from Stanford University. Mr. Turnbull brings to the Board of Directors substantial experience as an investor, board member and executive of public and private technology companies. Mr. Turnbull’s longstanding service as a member of the Company’s Board of Directors for 26 years also provides a unique perspective on the Board as to the growth and development of the Company and its businesses.

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

David Sandberg.    Mr. Sandberg is the managing member, founder, and portfolio manager of Red Oak Partners, LLC, a New York-based hedge fund founded in March 2003, and the portfolio manager of the Red Oak Fund, LP and the Pinnacle Fund LLP. Previously, Mr. Sandberg co-managed JH Whitney & Co’s $300 million Green River Fund from 1998-2002. He received a BA in Economics and BS in Industrial Management from Carnegie Mellon University. Mr. Sandberg presently serves as Chairman of the Boards of SMTC Corporation and Asure Software, Inc. and as a director of RF Industries, Ltd., all of which are public companies. Mr. Sandberg brings to the Board of Directors experience as a Chair of Audit, Compensation and Governance committees of public company boards. On January 27, 2012, the Company entered into an agreement (the “Red Oak Agreement”) with Red Oak Partners, LLC and certain of its affiliates (“Red Oak”), including David Sandberg, pursuant to which the Company agreed, among other things, to nominate Mr. Sandberg for election to the Board of Directors at the Company’s 2012 Annual Meeting, and Red Oak and each of the Company’s directors and executive officers agreed to vote their shares in favor of the election of the Board’s nominees and each of the other matters being acted upon at the 2012 Annual Meeting.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company as of January 25, 2013.

Name	Age	Position
Gerald K. Perkel	57	President and Chief Executive Officer
Ryan W. Gray	39	Vice President-Finance and Chief Financial Officer
Stephen M. Going	49	Senior Vice President, General Counsel and Secretary

Information concerning the principal occupation of Mr. Perkel is set forth under “Directors” above. Information concerning the principal occupation during at least the last five years of the executive officers of the Company who are not also directors of the Company is set forth below.

Ryan W. Gray.    Mr. Gray has served as the Company’s Vice President-Finance and Chief Financial Officer since January 1, 2013. Mr. Gray joined the Company in 2005 and has held various positions inside the Company including Director of Finance for worldwide operations, Corporate Treasurer, Vice President and Corporate Controller, and Vice President of Finance. Prior to joining Planar, Mr. Gray has held significant financial planning and analysis, business partnering and treasury positions at Sequent Computer Systems, Radisys, Merant plc and Tektronix. He has a BS in Finance from the University of Portland.

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

Audit Committee

The Board of Directors has appointed a standing Audit Committee which, during the fiscal year ended September 28, 2012, conducted eight meetings. The Audit Committee is responsible for, among other things, overseeing the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements, monitoring the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance, and reviewing the independence and performance of the Company’s independent auditors. The members of the Audit Committee during fiscal year 2012 were Mr. Neun, Mr. Gullard and Mr. Wynne. The Board of Directors has determined that Mr. Neun is an “audit committee financial expert,” as such term is defined pursuant to rules promulgated by the Securities and Exchange Commission (the “SEC”). Messrs. Neun, Gullard and Wynne are each independent directors as defined by applicable SEC and Nasdaq Stock Market rules. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available in the “Investors” section of the Company’s website at: http://www.planar.com/CCBN/governance.cfm.

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

Based solely on its review of the copies of such reports received by it with respect to fiscal year 2012 or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been complied with for fiscal year 2012.

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

The Compensation Committee of the Company’s Board of Directors (the “Committee”), comprised of three independent directors, determined all aspects of the Fiscal 2012 compensation arrangements for Gerald K. Perkel, the Company’s President and Chief Executive Officer, Stephen M. Going, the Company’s Senior Vice President and General Counsel, and Scott Hildebrandt, the Company’s Chief Financial Officer during fiscal 2012 (the foregoing executives are collectively referred to as “Named Executive Officers” or “NEOs”). In order to provide some additional background and context for the discussion of Fiscal 2012 executive compensation that follows, the summary set forth below highlights the Company’s executive compensation arrangements.

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

Elements of Executive Compensation

In setting executive compensation for Named Executive Officers, the Committee considers the Company’s desired market positioning with respect to each element separately as well as the value of the executive compensation program as a total package. The Committee strives to balance all of the compensation elements to arrive at what it believes is an appropriate and competitive compensation package that creates the desired incentives. For Fiscal 2012 the Company’s executive compensation program consisted of five elements of compensation intended to reward and motivate executives in a manner consistent with the objectives stated above:

•	Base Salary;

•	Annual variable incentive cash compensation under the Company’s Fiscal 2012 Annual Performance Incentive Plan (or “APIP”);

•

Multi-year equity incentive compensation in the form of restricted stock awards that vest based on achievement of performance measures under the Company’s Fiscal 2010, 2011, and 2012 Long-Term Incentive Plans (“LTIPs”);

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

Variable Cash Incentive Compensation: Fiscal 2012 Annual Performance Incentive Plan (“APIP”).    In Fiscal 2012 the Company provided the Named Executive Officers with the opportunity to earn annual incentive cash awards under an annual performance incentive plan called the Annual Performance Incentive Plan (the “APIP”). The APIP is intended to provide an incentive for members of senior management, including the Named Executive Officers, to drive achievement of the Company’s shorter-term objectives which are typically derived from the annual operating financial plan approved by the Board of Directors. The target amount of the annual performance cash award is established each year as a percentage of base salary based on evaluation of numerous factors including those used to establish base salary. Awards are made only to the extent the Company meets or exceeds performance objectives or metrics established by the Committee for the applicable plan period.

Multi-Year Equity Incentive Compensation: Fiscal 2012 Long-Term Incentive Plan (“LTIP”).    The Company has, over its history, used several forms of equity compensation including stock options, tenure-based restricted stock grants and performance-based restricted stock grants. However, in recent years the Committee has elected to use performance-based restricted stock grants when granting long-term incentive equity to its NEO’s. In Fiscal 2012, the NEO’s were awarded performance-based restricted stock units that vest based on the progress toward achievement, measured at the end of each fiscal quarter during the three-year period from the beginning of Fiscal 2012 through Fiscal 2014, of the aggregate amounts of total revenue, digital signage revenue and non-GAAP operating income before taxes (a measure of Company profitability) from the first three years of the Fiscal 2012 Strategic Operating Plan.

The following table shows the number of shares of restricted stock granted to Named Executive Officers that may be earned over the Fiscal 2012—Fiscal 2014 period under the Fiscal 2012 LTIP:

Executive Officer	Targeted Shares
Gerald K. Perkel	320,000
E. Scott Hildebrandt	140,000
Stephen M. Going	90,000

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

Executive Perquisites.    We provide to our President and Chief Executive Officer perquisites that are not provided to other employees. These perquisites resulted from the negotiation of the terms of Mr. Perkel’s employment prior to the commencement of his employment with the Company and constitute a very small percentage of his total compensation. The Committee conducts an annual review of these non-standard perquisites. For more information regarding these non-standard perquisites, see footnote 4 to the Fiscal 2012 Summary Compensation Table.

Executive Compensation Methodology and Processes

Independent Review and Approval.    The Committee makes all determinations with respect to the compensation of Named Executive Officers. For Fiscal 2012, the members of the Committee were J. Michael Gullard, who served as Chairperson, Gregory H. Turnbull and David Sandberg, each of whom is an independent director who is not an employee of, or has any material business relationship with, the Company or its subsidiaries. The Committee evaluates the performance of the Company’s Chief Executive Officer (“CEO”) in relation to established goals and objectives. The Company’s CEO plays a role in establishing the compensation of the other NEO’s. The CEO presents an annual performance evaluation with respect to the other NEO’s and presents recommendations to the Committee regarding compensation for the other NEO’s. As noted above, the Committee has the ultimate authority to establish the compensation of all NEO’s. The Committee exercises its independent judgment when approving executive compensation and does not delegate any substantive responsibilities relating to approval of the compensation of the NEO’s. As such, the Committee has complete discretion to accept, reject, or modify any compensation recommendations made by the CEO with respect to other NEO’s.

Summary Compensation Table

The following table sets forth information regarding compensation for the Company’s President and Chief Executive Officer and each of the other two highest paid executive officers (together, the “named executive officers”) for fiscal years 2011 and 2012. All numbers are rounded to the nearest dollar.

Name	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Gerald Perkel,	2012	$455,021	$447,205	$49,620	$27,669	$979,515
President and Chief Executive Officer(4)	2011	480,353	590,565	697,980	27,459	1,796,357

E. Scott Hildebrandt,	2012	299,122	193,913	22,142	9,800	524,977
Senior Vice President and Chief Financial Officer(5)	2011	320,334	286,089	316,081	9,800	932,304

Stephen M. Going,	2012	241,796	132,047	12,669	9,800	396,312
Senior Vice President, General Counsel and Secretary	2011	254,816	180,010	178,208	9,800	622,834

(1)	Represents the aggregate grant date fair value recognized under FASB Accounting Standards Codification Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”) in the applicable fiscal year with respect to performance based restricted stock awards and tenure-based restricted stock awards granted in fiscal years 2012, 2011 and prior years. The valuation assumptions for our restricted stock grants are described in Note 9—Shareholders’ Equity in the Notes to the Consolidated Financial Statements in this report.
(2)	Unless otherwise noted, all amounts listed under the Non-Equity Incentive Plan Compensation consist of amounts paid under our fiscal 2012 and 2011 Annual Performance Incentive Plans (or “APIP”).

(3)	Except as otherwise described in the footnotes below, the amounts set forth under All Other Compensation represent matching amounts contributed on behalf of the named executive officer to the Company sponsored 401(k) employee savings plan covering all the Company’s U.S. employees.
(4)	The amount set forth for Mr. Perkel under All Other Compensation for fiscal 2012 includes $9,800 of 401(k) matching contributions, $15,850 for financial planning and tax services and $2,019 for supplemental life insurance premiums.
(5)	Mr. Hildebrandt’s service as the Company’s Senior Vice President and Chief Financial Officer terminated effective as of January 1, 2013.

Outstanding Equity Awards At Fiscal Year End

The following table provides information regarding the number and estimated value of outstanding stock options and unvested stock awards held by each of the named executive officers at September 28, 2012.

		Option Awards					Stock Awards
	Grant Date	Number of Securities underlying Unexercised Options: Exercisable		Number of Securities underlying Unexercised Options: Unexercisable	Option exercise price	Option expiration date	Equity Incentive Plan Awards: Number of unearned shares or units unvested(3)	Equity Incentive Plan Awards: Value of unearned shares or units unvested
Gerald K. Perkel	9/26/05	240,000	(1)		$7.85	9/26/15
	10/9/07						65,513	$85,743
	9/27/10						106,667	144,000
	10/1/11						268,402	362,343

E. Scott Hildebrandt	11/22/05	120,000	(1)		9.44	11/22/15
	4/11/07						5,084	6,863
	9/27/10						80,000	108,000
	10/1/11						117,426	158,525

Stephen M. Going	3/5/07	70,000	(2)		8.63	3/5/2014
	10/9/07						1,193	1,611
	9/27/10						46,667	63,000
	9/30/11						27,988	37,784
	10/1/11						47,500	64,125

(1)	Options vested over 4 years, 25% on first anniversary, and 6.25% on the last day of the fiscal quarter thereafter. Options have a 10 year term.
(2)	Options vested over 3 years, 33% on the first anniversary and 8.375% on the last day of the fiscal quarter thereafter. Options have a 7-year term.
(3)	Shares vest based on the achievement of certain performance metrics for a term through the first quarter of fiscal 2016.

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

•

For a period of twenty-four (24) months following the effective date of his termination, the Company shall continue to pay Mr. Perkel his then current base salary, payable according to the Company’s normal payroll practices;

•

If Mr. Perkel elects to continue his group health benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will reimburse Mr. Perkel for the premiums paid by him for his COBRA continuation coverage for a period of up to eighteen (18) months following the effective date of termination;

•

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

•

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

•

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

•

A single payment equal to the higher of two times his annual base salary in effect just prior to the notice of termination or his base salary in effect immediately prior to the Change in Control, plus two times the higher of his target incentive for the year in which the notice of termination is given or his target incentive for the year in which the Change in Control occurs;

•

If Mr. Perkel elects to continue his group health benefits under COBRA, the Company will reimburse Mr. Perkel for the premiums paid by him for his COBRA continuation coverage (for himself and his dependents, if applicable) for a period of up to eighteen (18) months following the effective date of termination;

•

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

•

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

•	Full vesting of Mr. Perkel’s then-outstanding equity awards including all unvested or unearned restricted stock performance share grants (Long Term Incentive Plan equity grants).

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

Other Agreements

E. Scott Hildebrandt.    On August 16, 2012, the Company entered into a Transition Agreement (the “Transition Agreement”) with Scott Hildebrandt. Pursuant to the terms of the Transition Agreement, Mr. Hildebrandt resigned his position as the Company’s Senior Vice President and Chief Financial Officer effective as of January 1, 2013. Effective as of January 1, 2013, Mr. Hildebrandt assumed the position of Assistant to the President of the Company, and will serve in that position as an employee of the Company from January 1, 2013 through September 26, 2014, or Mr. Hildebrandt’s earlier resignation, termination or death (the “Transition Period”).

The Company and Mr. Hildebrandt are parties to an Executive Severance Agreement dated and effective as of June 25, 2007 (the “Severance Agreement”). The Transition Agreement amended certain of the provisions of the Severance Agreement effective as of January 1, 2013. Pursuant to the terms of the Severance Agreement, as amended, in the event that Mr. Hildebrandt’s employment is terminated without “cause” during the Transition Period, the Company will be obligated to: (i) make a cash payment to Mr. Hildebrandt in an amount equal to the amount, if any, by which $51,371 exceeds the amount paid to Mr. Hildebrandt as base salary during the Transition Period; (ii) make a cash payment to Mr. Hildebrandt in an amount equal to $1,153 times the number of calendar months (or portions thereof) remaining in the Transition Period commencing with the month following the month in which Mr. Hildebrandt’s employment is terminated; (iii) deliver to Mr. Hildebrandt a number of shares of common stock of the Company equal to the amount, if any, by which 80,000 exceeds the number of performance-based restricted stock units that were vested and delivered to Mr. Hildebrandt during the Transition Period; and (iv) if Mr. Hildebrandt elects to continue his company-provided group health benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will pay the premiums for Mr. Hildebrandt’s COBRA continuation coverage for a period of 18 months. If Mr. Hildebrandt remains employed by the Company until his retirement at September 26, 2014 and Mr. Hildebrandt elects to continue his company-provided group health benefits under COBRA, the Company will pay the premiums for Mr. Hildebrandt’s COBRA continuation coverage for a period of 18 months.

Stephen M. Going.    The Company has entered into an Amended and Restated Executive Severance Agreement (the “Agreement”) with Stephen M. Going. The Agreement is for a term ending on October 1, 2008,

provided that on that date and each anniversary thereafter, the term of the Agreement will be automatically extended by one additional year unless either party gives 90 days prior written notice that the term of an Agreement will not be so extended. If a “Change in Control” (as defined in the Agreement) occurs during the term of Agreement, the Agreement will continue in effect until two years after the Change in Control.

Under the Agreement between the Company and Mr. Going, if the Company terminates his employment other than for cause or if the Company notifies Mr. Going that the term of his Agreement will not be extended and not in connection with a change in control, he will be entitled to receive the following:

•

For a period of twelve (12) months following the effective date of his termination, the Company shall continue to Mr. Going his then current base salary, payable according to the Company’s normal payroll practices;

•

If Mr. Going elects to continue his group health benefits under COBRA, the Company will reimburse Mr. Going for the premiums paid by him for his COBRA continuation coverage for a period of up to twelve (12) months following the effective date of termination;

•	The Company will make available to Mr. Going for a period of twelve (12) months after termination outplacement services in an outplacement program and with a provider selected by the Company.

If Mr. Going’s employment is terminated without cause or if Mr. Going terminates employment for Good Reason, or if the Company notifies Mr. Going that the term of his Agreement will not be extended within twenty-four (24) months after a change in control of the Company, or if Mr. Going is terminated and a Change in Control occurs within ninety (90) days following his termination:, Mr. Going will be entitled to receive the following:

•

Each month for a period of twelve (12) months following the effective date of Mr. Going’s termination the Company will continue to pay his base salary in affect at the time of termination, plus one-twelfth of 100% of the targeted annual incentive for the year in which notice of termination is delivered, payable according to the Company’s normal payroll practices;

•

If Mr. Going elects to continue his group health benefits under COBRA, the Company will reimburse Mr. Going for the premiums paid by him for his COBRA continuation coverage (for himself and his dependents, if applicable) for a period of up to twelve (12) months following the effective date of termination;

•	The Company will make available to Mr. Going for a period of twelve (12) months after termination outplacement services in an outplacement program and with a provider selected by the Company; and

•

All outstanding options to purchase stock of the Company (or any successor) held by Mr. Going that are subject to time-based vesting and all grants of restricted Company stock held by Mr. Going that are subject to time-based vesting shall become fully vested as of the effective date of his termination. Upon a change of control all performance based restricted shares are converted to time-based restricted stock and would become fully vested as of the date of termination.

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

Director Compensation

The Chairman of the Board receives an annual retainer of $60,000. Nonemployee directors of the Company, other than the Chairman, receive a $35,000 annual retainer. Audit Committee members receive an annual retainer of $12,000 and the Chair of the Audit Committee receives an additional annual retainer of $7,000. Compensation Committee members receive a $9,000 annual retainer, and the Chair of the Compensation Committee receives an additional annual retainer of $5,000. Governance Committee members receive an annual retainer of $5,000 and the Chair of the Governance Committee receives an additional annual retainer of $2,500. During the second quarter of 2012, the nonemployee directors of the Company agreed to a temporary reduction of 20% of the amounts of the annual Board and Committee retainers. In fiscal year 2012, each nonemployee director also received 18,000 shares of restricted stock that vest on the earlier of one year after the date of grant or the date of the Company’s next annual meeting of shareholders. The closing price of the Company’s shares on the date of grant was $1.66 per share. Under certain circumstances, the nonemployee directors of the Company are reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings.

The table below summarizes the compensation paid to our nonemployee directors for the fiscal year ended September 28, 2012:

Director Name	Fees earned or paid in cash ($)	Restricted Stock awards ($)(1)(2)	Stock Option awards ($)(3)	Total ($)
J. Michael Gullard	$52,400	$33,664	$—	$86,064
Carl W. Neun	48,600	33,664	—	82,264
David Sandberg	12,277	11,742	—	24,019
Gregory H. Turnbull	66,600	33,664	—	100,264
Steven E. Wynne	49,050	33,664	—	82,714

(1)	Represents the amount of compensation expense recognized under ASC Topic 718 in fiscal year 2012 with respect to shares of time-based restricted stock awarded in fiscal years 2012 and 2011.
(2)	The aggregate number of shares of unvested restricted stock outstanding as of September 28, 2012 for each nonemployee director was 18,000.
(3)	The aggregate number of stock options outstanding at September 28, 2012 was as follows: Mr. Gullard—16,000; Mr. Neun—30,000; Mr. Sandberg—0; Mr. Turnbull—51,338; Mr. Wynne—27,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned By Management And Principal Shareholders

The following table sets forth certain information regarding the ownership of Common Stock as of December 31, 2012 with respect to: (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s nominees for election as director, (iv) each of the Company’s named executive officers, and (v) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Outstanding
Royce & Associates, LLC(2)	2,025,336	9.7%
745 Fifth Avenue
New York, NY 10151

Dimensional Fund Advisors LP(3)	1,502,750	7.2
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Renaissance Technologies Corp.(4)	1,091,200	5.2
800 Third Avenue
New York, NY 10022

Central Square Management LLC(5)	1,059,626	5.1
Kelly Cardwell
27475 Ferry Road
Warrenville, IL 60555

Gerald K. Perkel	913,225	4.3
Stephen M. Going	179,450	*
E. Scott Hildebrandt	391,149	1.9
J. Michael Gullard	104,845	*
Carl W. Neun	106,147	*
David Sandberg(6)	802,424	3.8
Gregory H. Turnbull	182,412	*
Steven E. Wynne	97,147	*
Executive Officers and Directors as a group (8 persons)	2,776,799	12.9

*	less than one percent
(1)	Beneficial ownership is determined in accordance with rules of the SEC, and includes voting power and investment power with respect to shares. Shares issuable upon the exercise of outstanding stock options that are currently exercisable or become exercisable within 60 days from December 31, 2012 and shares of restricted stock that vest within 60 days from December 31, 2012 are considered outstanding for the purpose of calculating the percentage of Common Stock owned by such person, but not for the purpose of calculating the percentage of Common Stock owned by any other person. The number of (i) shares of restricted stock that will vest within 60 days of December 31, 2012; and (ii) shares that are issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of December 31, 2012 is as follows: Mr. Perkel—240,000; Mr. Gullard—34,000; Mr. Neun—48,000; Mr. Sandberg—18,000; Mr. Turnbull—69,338; Mr. Wynne—45,000; Mr. Hildebrandt—120,000; Mr. Going—70,000; and all directors and officers as a group—644,338.
(2)	This information as to beneficial ownership is based on a Schedule 13G filed by Royce & Associates, LLC (“Royce”) with the SEC on January 17, 2013. The Schedule 13G states that Royce is the beneficial owner of 2,025,336 shares of Common Stock, as to which it has sole voting power and sole dispositive power.
(3)	This information as to beneficial ownership is based on a Schedule 13G filed by Dimensional Fund Advisors Inc. (“Dimensional”) with the SEC on February 10, 2012. The Schedule 13G states that

Dimensional is the beneficial owner of an aggregate of 1,502,750 shares of Common Stock, including 1,468,138 shares as to which it has sole voting power and 1,502,750 shares as to which it has sole dispositive power.

(4)	This information as to beneficial ownership is based on a Schedule 13G filed by Renaissance Technologies Corp. and James H. Simons (“Renaissance”) with the SEC on February 13, 2012. The Schedule 13G states that Renaissance is the beneficial owner of an aggregate of 1,091,200 shares of Common Stock, as to which it has sole voting power and sole dispositive power.
(5)	This information as to beneficial ownership is based on a Schedule 13G filed by Central Square Management LLC and Kelly Cardwell (the “Reporting Persons”) with the SEC on February 14, 2012. The Schedule 13G states that the Reporting Persons are the beneficial owner of an aggregate of 1,059,626 shares of Common Stock, as to which they have shared voting and dispositive power.
(6)	Includes 460,559 shares of Common Stock held by The Red Oak Fund, LP (“Red Oak Fund”) and 323,865 shares of Common Stock held by Pinnacle Fund LLLP (“Pinnacle”). Both Red Oak Fund and Pinnacle are affiliates of Red Oak Partners, LLC. David Sandberg is the managing member of Red Oak Partners, LLC and has sole power to dispose or to direct the disposition of all of the shares of Common Stock held by Red Oak Fund and Pinnacle and the power to vote or direct the vote of all such shares.

Equity Compensation Plan Information

The following table provides information with respect to the shares of Common Stock that may be issued under the Company’s existing equity compensation plans as of September 28, 2012. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies which originally granted those options. Footnote 3 to the table sets forth the total number of shares of Common Stock issuable upon the exercise of those assumed options as of September 28, 2012, and the weighted average exercise price of those options.

A

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(1)	243,838	$11.99	3,073,714
Equity Compensation Plans Not Approved by Shareholders(2)	641,649	9.02	—

Total(3)	885,487	$9.83	3,073,714

(1)	Consists of the Company’s Amended and Restated 1993 Stock Option Plan for Nonemployee Directors, 1996 Stock Incentive Plan, 2004 Employee Stock Purchase Plan and 2009 Incentive Plan.
(2)	Consists of the Company’s 1999 Nonqualified Stock Option Plan, the Company’s 2007 New Hire Incentive Plan and nonqualified stock options granted under individual inducement plans to Gerald K. Perkel in fiscal 2005, E. Scott Hildebrandt in fiscal 2006, and Stephen M. Going in fiscal 2007. All of these stock options have an exercise price equal to the fair market value of the Common Stock on the date the option was granted. All other options granted before fiscal year 2007 have a ten-year term and vested over a four-year period, with 25% vesting on the first anniversary of the date of grant and 6.25% vesting quarterly thereafter. Options granted after fiscal year 2007 have a seven-year term and vested over a three-year period, with one-third vesting on each of the first three anniversaries of the date of grant.
(3)

The table does not include information for equity compensation plans assumed by the Company in connection with acquisitions of the companies which originally established those plans. As of September 28,

2012, a total of 65,980 shares of Common Stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $7.12 per share. No additional options may be granted under those plans.

The 1999 Nonqualified Stock Option Plan.    The 1999 Nonqualified Stock Option Plan (the “Nonqualified Plan”) was not approved by shareholders. No shares are available for future option grants under the Nonqualified Plan. Options were available for grant under the Nonqualified Plan to employees of the Company who were neither officers nor Directors at the time of grant. The Board of Directors authorized 1,565,000 shares of Common Stock for issuance under the Nonqualified Plan. All options were granted with an exercise price per share equal to the fair market value per share of Common Stock on the grant date. Each option is subject to vesting in installments over the optionee’s period of service with the Company. All options are non-statutory options under the federal tax law. As of September 28, 2012, options covering 197,649 shares of Common Stock were outstanding under the Nonqualified Plan and options covering zero shares had been exercised. As noted above, as of September 28, 2012, zero shares remained available for future option grants.

2007 New Hire Incentive Plan.    The 2007 New Hire Incentive Plan (the “New Hire Incentive Plan”) was not approved by shareholders. No shares are available for future grants under the New Hire Incentive Plan. Options were available for grant under the New Hire Incentive Plan only as an inducement to employment to persons not previously employed by the Company (including employees hired in connection with a merger or acquisition) or rehired after a bona fide period of interruption of employment. The Board of Directors authorized 400,000 shares of Common Stock for issuance under the New Hire Incentive Plan. All options were granted with an exercise price per share equal to the fair market value per share of Common Stock on the grant date. Each option is subject to vesting in installments over the optionee’s period of service with the Company. All options are non-statutory options under the federal tax law. As of September 28, 2012, options covering 14,000 shares of Common Stock were outstanding under the New Hire Incentive Plan and, as noted above, zero shares remained available for future option grants.

2009 Incentive Plan.    On November 20, 2009, the Company’s shareholders approved the Planar Systems, Inc. 2009 Incentive Plan (the “2009 Plan”). The 2009 Plan replaced the Company’s Amended and Restated 1993 Stock Incentive Plan for Nonemployee Directors, Clarity Visual Systems, Inc. 1995 Stock Incentive Plan, Clarity Visual Systems, Inc. Non-Qualified Stock Option Plan, 1996 Stock Incentive Plan, 1999 Nonqualified Stock Option Plan, 2007 New Hire Incentive Plan, and any individual inducement award, which are collectively referred to here as the “Prior Plans.” The 2009 Plan authorizes the issuance of 1,300,000 shares of our common stock. In addition, up to 2,963,375 shares subject to awards outstanding under the Prior Plans on the date the 2009 Plan was approved by the Company’s shareholders may become available for issuance under the 2009 Plan to the extent that these shares cease to be subject to the awards (such as by expiration, cancellation or forfeiture of the awards). In the fourth quarter of 2012, shareholders approved an amendment to the 2009 Plan, authorizing the issuance of an additional 1,700,000 shares of common stock. The maximum number of shares that may be issued under the 2009 Plan is 5,963,375 shares, including shares that may become available from the Prior Plans. The Company issued a total of 831,500 shares of restricted stock to employees in 2012. In the Proxy Statement dated October 16, 2009 issued in connection with the approval of the 2009 Plan, the Company pledged (the “Burn Rate Pledge”) to limit its average annual “burn rate” (shares issued to employees, directors, and consultants under its compensatory equity arrangements) to 6.3% of the Company’s weighted average legally issued and outstanding shares. The 831,500 full value shares issued in fiscal 2012 represented 6.1% of the Company’s 20,591,802 weighted average legally issued and outstanding shares for fiscal 2012 (with full value shares such as those issued by the Company during fiscal 2012 deemed to equal 1.5 shares per the terms of the Burn Rate Pledge).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since September 28 2012, there has not been any transaction or series of transactions to which the Company was or is to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of the Company’s common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation arrangements with the Company’s executive officers and directors, all on terms described under “Executive Compensation” above. The Audit Committee is responsible for the review and approval of all related party transactions. Each member of the Company’s Board of Directors is “independent” as defined by applicable Nasdaq Stock Market rules, except for Mr. Perkel.

Item 14.	Principal Accountant Fees and Services

Audit Fees.    The aggregate fees billed by KPMG LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended September 28, 2012 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for that fiscal year were $490,442. Fees billed by KPMG LLP for those services for the fiscal year ended September 30, 2011 were $500,180.

Tax Fees.    The aggregate fees billed by KPMG LLP for professional services for tax compliance, tax advice, tax planning and fees relating to federal, state, local and international tax filings were $146,723 for the fiscal year ended September 28, 2012. The aggregate fees billed for tax compliance, tax advice and tax planning were $133,549 for the fiscal year ended September 30, 2011.

All Other Fees.    KPMG LLP billed no additional fees for services other than as described above under “Audit Fees” and “Tax Fees” for the fiscal years ended September 28, 2012 and September 30, 2011.

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

The independent registered public accounting firm report with respect to the above-listed financial statements appears on page 35 of this Report.

(a)(3) Exhibits

Exhibit Number	Title

2.1	Agreement and Plan of Merger and Reorganization by and among Planar Systems, Inc., Cornell Acquisition Corporation, Clarity Visual Systems, Inc. and certain other parties date as of July 18, 2006 (4)

2.2	Asset Purchase Agreement by and among Compton Acquisition, Inc., Runco International, Inc., and the stockholders of Runco International, Inc., dated as of May 23, 2007 (16)

3.1	Second Restated Articles of Incorporation of Planar Systems, Inc. (1)

3.2	Second Restated Bylaws of Planar Systems, Inc. (7)

3.3	Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (2)

3.4	Second Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (3)

3.5	Fourth Amendment to Second Restated Bylaws of Planar Systems, Inc. (18)

3.6	Fifth Amendment to Second Restated Bylaws of Planar Systems, Inc. (35)

4.1	Specimen stock certificate (1)

4.2	Rights Agreement dated as of February 3, 2006 between Planar Systems, Inc. and Mellon Investor Services, LLC. (3)

10.1	Lease agreement dated as of May 20, 1998 between Metra Corporation and Planar International, Ltd (English translation) (5)

10.2	1996 Stock Incentive Plan* (6)

10.3	Planar Systems, Inc. 1999 Nonqualified Stock Option Plan* (7)

10.4	Planar Systems, Inc. Deferred Compensation Plan* (7)

10.5	Lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (8)

10.6	Addendum to lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (8)

10.7	Planar Systems, Inc. 2004 Employee Stock Purchase Plan* (37)

10.8	Executive Employment Agreement by and between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (10)

10.9	Letter Agreement between Scott Hildebrandt and Planar Systems, Inc. dated as of November 22, 2005* (11)

Exhibit Number	Title

10.10	Amended and Restated Planar Systems, Inc 1993 Stock Option Plan for Nonemployee Directors (12)

10.11	Clarity Visual Systems, Inc. 1995 Stock Incentive Plan* (13)

10.12	Clarity Visual Systems Inc. Non-Qualified Stock Option Plan* (13)

10.13	Lease Agreement dated as of December 27, 2006 between Techpointe Commons and Planar Systems, Inc. (14)

10.14	Terms of Employment between Planar Systems, Inc. and Stephen Going dated as of January 22, 2007* (15)

10.15	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Douglas Barnes, Mark Ceciliani, and Stephen Going)* (17)

10.16	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Scott Hildebrandt)* (17)

10.17	Planar Systems, Inc. 2007 New Hire Incentive Plan* (21)

10.18	Lease agreement dated as of September 20, 2007 between Equastone Amberglen, LLC and Planar Systems, Inc. (19)

10.19	Form of Indemnification Agreement for Officers and Directors (20)

10.20	Form for Performance Share Agreement between Planar Systems, Inc. and Gerald Perkel, Scott Hildebrandt, and Stephen Going* (22)

10.21	Form for Performance Share Amendment between Planar Systems, Inc. and Gerald Perkel, Scott Hildebrandt, and Stephen Going* (22)

10.22	Form for Performance Share Amendment and Form for Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, and Stephen Going dated as of December 14, 2009* (23)

10.23	Form for Restricted Stock Notice between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, and Stephen Going dated as of November 20, 2009* (23)

10.24	Planar Systems, Inc. 2009 Incentive Plan* (23)

10.25	Amended and Restated Credit Agreement dated as of December 1, 2009 between Planar Systems, Inc. and Bank of America, N.A. (24)

10.26	Form of Restricted Stock Award Notice between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, Gregory H. Turnbull, and Steven E. Wynne dated as of February 16, 2010* (25)

10.27	Planar Systems, Inc. 2004 Employee Stock Purchase Plan as amended February 16, 2010* (37)

10.28	Amendment to Amended and Restated Credit Agreement dated as of March 10, 2010 (25)

10.29	Second Amendment to Amended and Restated Credit Agreement by and between Planar Systems, Inc. and Bank of America, N.A., entered into effective as of November 18, 2010 (26)

10.30	Planar Amberglen 1195 Building Second Amendment to Lease by and between Planar Systems, Inc. and Amberglen Properties Limited Partnership, dated as of October 14, 2010 (27)

10.31	Planar Amberglen 1400 Building First Amendment to Lease by and between Planar Systems, Inc. and Amberglen Properties Limited Partnership, dated as of October 14, 2010 (27)

10.32	Form for Performance Share Amendment between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, and Stephen Going dated September 22, 2010* (27)

10.33	Form for Restricted Stock Notice and Form for Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, and Stephen Going dated September 27, 2010* (27)

Exhibit Number	Title

10.34	Form for Restricted Stock Agreement between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, Gregory H. Turnbull, and Steven E. Wynne dated as of February 17, 2011* (28)

10.35	First Amendment to Lease by and between Planar Systems, Inc. and St. Paul Fire and Marine Insurance Company, dated as of May 1, 2011 (29)

10.36	Form for Restricted Stock Award Notice between Planar Systems, Inc. and Stephen Going dated as of September 30, 2011* (30)

10.37	Lease amendment dated as of April 20, 2011 between VARMA and Planar Systems, Oy (English translation) (30)

10.38	Form for Restricted Stock Award Notice between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, and Stephen Going, dated October 1, 2011* (31)

10.39	Third Amendment to Amended and Restated Credit Agreement by and between Planar Systems, Inc. and Bank of America, N.A., entered into effective as of November 17, 2011 (32)

10.40	Agreement by and among Planar Systems, Inc. and Red Oak Partners, LLC, a New York limited liability company, and certain of its affiliates named in the Agreement, dated January 27, 2012 (33)

10.41	Form for Restricted Stock Award Notice between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, David Sandberg, Gregory H. Turnbull, and Steven E. Wynne, dated as of June 28, 2012* (34)

10.42	Amendment to Planar Systems, Inc. 2009 Incentive Plan* (36)

10.43	Transition Agreement between Planar Systems, Inc. and Scott Hildebrandt (36)

14.0	Code of Conduct of Planar Systems, Inc. (9)

21.0	Subsidiaries of Planar Systems, Inc. (37)

23.0	Consent of KPMG LLP, Independent registered public accounting firm (37)

24.0	Power of Attorney (37)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document** (37)

101.SCH	XBRL Taxonomy Extension Schema Document** (37)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document** (37)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document** (37)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document** (37)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document** (37)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 27, 1996.
(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on February 9, 2006.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 21, 2006.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 25, 1998.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 1997.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 24, 1999.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2001.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 2003.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2005.
(12)	Incorporated by reference to the Company’s Proxy Statement dated December 22, 2005 filed on December 29, 2005.
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-138064) filed on October 18, 2006.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2006.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2007.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2007.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2007.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2008.
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2007.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2008.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2009.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 7, 2009.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2010.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 23, 2010.
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.
(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011.
(30)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.
(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2011.
(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 23, 2011.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 27, 2012.
(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.
(35)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2012.
(36)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 21, 2012.
(37)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2012 filed on December 7, 2012.

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC

January 25, 2013	By:	/S/ RYAN W. GRAY
Ryan W. Gray
Vice President
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/S/ GERALD K. PERKEL Gerald K. Perkel	President, Chief Executive Officer, Director (Principal Executive Officer)	January 25, 2013

/S/ RYAN W. GRAY Ryan W. Gray	Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	January 25, 2013

/S/ MICHAEL GULLARD* Michael Gullard	Director	January 25, 2013

/S/ CARL NEUN* Carl Neun	Director	January 25, 2013

/S/ DAVID SANDBERG* David Sandberg	Director	January 25, 2013

/S/ GREGORY H. TURNBULL* Gregory H. Turnbull	Chairman	January 25, 2013

/S/ STEVEN E. WYNNE* Steven E. Wynne	Director	January 25, 2013

* By	/S/ GERALD K. PERKEL
Gerald K. Perkel Attorney-in-fact