Form 10-Q
period 2012-12-28
PLANAR SYSTEMS INC
filed 2013-02-11
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the Quarter Ended December 28, 2012

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

Number of common stock outstanding as of January 31, 2013

21,101,469 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Dec. 28, 2012	Sept. 28, 2012
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$19,255	$17,768
Accounts receivable, net of allowance for doubtful accounts of $422 at December 28, 2012 and $535 at September 28, 2012	21,392	18,604
Inventories (Note 2)	33,643	31,984
Other current assets	3,595	2,829

Total current assets	77,885	71,185
Property, plant and equipment, net	2,649	3,554
Intangible assets, net	417	565
Other assets	10,057	6,580

	$91,008	$81,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,274	$11,686
Current portion of capital leases	646	449
Deferred revenue	1,941	1,659
Other current liabilities (Notes 5 and 6)	14,546	15,915

Total current liabilities	39,407	29,709
Capital leases, less current portion	756	545
Other long-term liabilities	4,973	5,111

Total liabilities	45,136	35,365
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 20,566,976 and 20,354,300 issued shares at December 28, 2012 and September 28, 2012, respectively	185,109	184,556
Retained deficit	(136,313)	(134,751)
Accumulated other comprehensive loss	(2,924)	(3,286)

Total shareholders’ equity	45,872	46,519

	$91,008	$81,884

See accompanying notes to consolidated financial statements

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	Dec. 28, 2012	Dec. 30, 2011
	(In thousands, except per share amounts)
Sales	$44,175	$47,708
Cost of sales	33,166	37,197

Gross profit	11,009	10,511
Operating expenses:
Research and development, net	2,027	2,719
Sales and marketing	5,060	6,937
General and administrative	3,413	4,079
Amortization of intangible assets	147	175
Restructuring (Note 5)	194	—
Loss on sale of assets (Note 9)	1,491	—

Total operating expenses	12,332	13,910

Loss from operations	(1,323)	(3,399)
Non-operating income:
Interest, net	17	—
Foreign exchange, net	(108)	426
Other, net	115	42

Net non-operating income	24	468

Loss before income taxes	(1,299)	(2,931)
Provision for income taxes (Note 7)	183	265

Net loss	(1,482)	(3,196)

Net loss per share
Basic and diluted	$(0.07)	$(0.16)

Average shares outstanding—basic and diluted	20,473	19,822

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	Dec. 28, 2012	Dec. 30, 2011
	(In thousands)
Net loss	$(1,482)	$(3,196)
Other comprehensive income loss, net of taxes:
Foreign currency translation adjustments	362	(1,112)

Comprehensive loss	$(1,120)	$(4,308)

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	Dec. 28, 2012	Dec. 30, 2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,482)	$(3,196)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	457	739
Restructuring charges	194	—
Loss on sale of assets	1,491	—
Share based compensation	445	282
(Increase) decrease in accounts receivable, net	(5,011)	3,145
Increase in inventories	(8,248)	(1,325)
Increase in other assets	(736)	(840)
Increase in accounts payable	11,798	2,089
Increase (decrease) in deferred revenue	262	(749)
Decrease in other liabilities	(1,226)	(1,245)

Net cash used in operating activities	(2,056)	(1,100)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(830)	(191)
Proceeds from sale of assets	3,900	—

Net cash provided by (used in) investing activities	3,070	(191)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease	570	—
Payments of capital lease obligations	(162)	—
Value of shares withheld for tax liability	(80)	(216)
Net proceeds from issuance of capital stock	104	—

Net cash provided by (used) in financing activities	432	(216)
Effect of exchange rate changes on cash	41	(453)

Net increase (decrease) in cash	1,487	(1,960)
Cash at beginning of period	17,768	22,231

Cash at end of period	$19,255	$20,271

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in such financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 28, 2012. All references to a year or a quarter in these notes are to the Company’s fiscal year or quarter in the period stated.

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

The accompanying financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations from the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending September 27, 2013.

NOTE 2 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Dec. 28, 2012	Sept. 28, 2012
Raw materials	$17,736	$16,249
Work in process	1,201	1,485
Finished goods	14,706	14,250

	$33,643	$31,984

NOTE 3 – EARNINGS PER SHARE

Weighted average basic and diluted shares outstanding for the three months ended December 28, 2012 and December 30, 2011 were 20,473,000 and 19,822,000, respectively. Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and nonvested shares, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options or nonvested shares as of December 28, 2012 and December 30, 2011, respectively, due to the Company incurring a net loss for each of the three months then ended.

NOTE 4 – SHAREHOLDERS’ EQUITY

In the first quarter of fiscal 2010 the Company adopted the 2009 Incentive Plan (the “2009 Plan”). This plan replaced the Company’s 1993 Stock Incentive Plan, the 1996 Stock Incentive Plan, the 1999 Non-Qualified Stock Option Plan, the 2007 New Hire Incentive Plan, the Clarity Visual Systems, Inc. 1995 Plan and Non-Qualified Stock Option Plan as well as any individual inducement awards, which are collectively referred to as the “Prior Plans.” The 2009 Plan authorizes the issuance of 1,300,000 shares of common stock. In addition, up to 2,963,375 shares subject to awards outstanding under the Prior Plans at the time the 2009 Plan was approved became available for issuance under the 2009 Plan to the extent that these shares cease to be subject to the original awards (such as by expiration, cancellation or forfeiture of the awards). In the fourth quarter of 2012, shareholders approved an amendment to the 2009 Plan, authorizing the issuance of an additional 1,700,000 shares of common stock. The maximum number of shares that may be issued under the 2009 Plan is 5,963,375 shares, including shares available from the Prior Plans.

Stock Options

The 2009 Plan provides for the granting of stock options, which generally vest and become exercisable over a three-year period and expire seven to ten years after the date of grant. Options were last granted in the second quarter of fiscal 2008.

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at September 28, 2012	951,467	$9.65
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(7,825)	9.06

Options outstanding at December 28, 2012	943,642	$9.65

All options outstanding at December 28, 2012 were exercisable. As of December 28, 2012, the total pretax intrinsic value of options outstanding and options exercisable was $0 and the options had a weighted average remaining contractual term of 2.1 years.

Restricted Stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718, “Compensation – Stock Compensation”). Shares issued generally vest over a one to three year period upon the passage of time, or upon meeting objective performance conditions.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 28, 2012	1,316,671	$2.45
Granted	600,000	1.37
Vested	(186,192)	2.80
Canceled	(9,500)	2.15

Restricted stock outstanding at December 28, 2012	1,720,979	$2.04

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (“the Plan”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. As of December 28, 2012, approximately 680,000 shares remained available for purchase under the Plan.

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payment awards and employee stock purchases for the three months ended December 28, 2012 and December 30, 2011. The expense was allocated as follows:

	Three Months Ended Dec. 28, 2012	Three Months Ended Dec. 30, 2011
Cost of sales	$25	$13

Research and development	$47	$39
Sales and marketing	69	25
General and administrative	304	205

Share based compensation expense included in operating expenses	$420	$269

Share based compensation expense related to employee stock options, restricted stock awards and employee stock purchase plan	$445	$282

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

NOTE 5 – RESTRUCTURING CHARGES

For the three months ended December 28, 2012, the Company recorded $194 in charges related to severance benefits estimated for the termination of certain employees who performed manufacturing and general and administrative functions at the Company’s facility in Finland. No impairment or restructuring charges were incurred in the three months ended December 30, 2011.

Restructuring charges related to previously recorded charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities
Balance as of September 28, 2012	$583	$68
Additional charges	194	—
Cash paid	(283)	—

Balance as of December 28, 2012	$494	$68

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Dec. 28, 2012	Sept. 28, 2012
Warranty reserve	$3,684	$3,827
Accrued compensation	4,649	5,391
Other	6,213	6,697

Total	$14,546	$15,915

The Company provides a warranty for its products and establishes an allowance at the time of sale which the Company believes, based on its best estimates, is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

A reconciliation of the changes in the warranty reserve is as follows:

Three months ended Dec. 28, 2012
Balance at beginning of period	$3,827
Cash paid for warranty repairs	(874)
Provision for current period sales	731

Balance at end of period	$3,684

NOTE 7 – INCOME TAXES

The provision for income taxes for the first quarter of 2013 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision for income taxes is the result of a mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax provisions of $183 and $265 for the three months ended December 28, 2012 and December 30, 2011, respectively, were generated by a mix of tax expense in foreign jurisdictions and state taxes.

For the three months ended December 28, 2012 the negative effective tax rate of 14.1% differs from the federal statutory rate due to the valuation allowance on U.S. and Finnish losses. The negative effective tax rate of 9.0% for the three months ended December 30, 2011 differed from the federal statutory rate due to the valuation allowance on U.S. net operating losses. Other factors included the effects of the Company’s operations in foreign jurisdictions with different tax rates, and the provision for state income taxes.

The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its U.S. deferred tax assets, and in the second quarter of fiscal 2012 the Company recorded a valuation allowance against its Finnish deferred tax assets due to its cumulative three year operating loss in Finland. As of December 28, 2012 the Company continued to place a valuation allowance its U.S. and Finnish deferred tax assets. While a valuation allowance was still in place for financial statement purposes as of December 28, 2012, the valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

During the first quarter of 2013 there were no material changes to the amount of unrecognized tax benefits under ASC Topic 740, “Income Taxes.” The Company is subject to taxation primarily in the United States, Finland, and France, as well as in certain states (including Oregon and California) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has settled with the Internal Revenue Service on their examination of all United States federal income tax matters through fiscal year 2008. The Company has also settled examinations of both its Finnish tax returns for all tax years through 2007, as well as its French tax returns through fiscal year 2010. The Company does not anticipate total gross unrecognized tax benefits will significantly change, either as a result of full or partial settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company has not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. As of December 28, 2012 the undistributed earnings of these foreign operations were approximately $1,500.

NOTE 8 – BORROWINGS

The Company’s credit agreement was amended on November 16, 2012 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of December 28, 2012 the Company’s borrowing capacity was $10.6 million, of which $1.5 million was committed through standby letters of credit related to the Company’s capital lease obligations. The credit agreement, as amended, has an interest rate of LIBOR + 1.75%, expires on December 1, 2013 and performance of all of the Company’s obligations, thereunder, including repayment of borrowings, is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of December 28, 2012 and September 28, 2012. The credit agreement contains certain financial covenants, with which the Company was in compliance as of December 28, 2012.

NOTE 9 – LOSS ON SALE OF ASSETS

In the first quarter of 2013 the Company sold the assets and liabilities associated with EL product line to Beneq Products Oy (“Beneq”) for a base sale price of $6.5 million, of which $3.9 million was paid in cash at closing, with the remaining $2.6 million held as a promissory note and included in other assets as of December 28, 2012. The term of the note is five years with payments due annually beginning on November 30, 2014. The note accrues interest at 8% annually in the first year and 15% annually thereafter. The transaction terms also provide for up to $3.5 million in additional cash consideration, which may be earned based upon the EL business achieving certain financial results in calendar years 2013 through 2015. As a result of this transaction the Company recorded a loss on sale of $1.5 million. The loss on sale recognized includes transaction costs that were comprised primarily of legal and other professional services fees. The transaction provides transition services, including IT, infrastructure, sales and operations services, between the Company and Beneq for a period up to twelve months, ending no later than November 30, 2013. The sale of these assets and liabilities did not constitute a disposal of a component of the Company as defined by ASC Topic 205, “Presentation of Financial Statements.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended September 28, 2012.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company reaffirms the critical accounting policies and use of estimates reported in its Form 10-K for the year ended September 28, 2012.

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

The Company’s Strategy

For over a quarter century, Planar has been designing and bringing to market innovative display solutions. The Company has historically focused on customized or specialty display products and systems, generally in niche display markets where requirements are more stringent, innovation is valued, and the customer is not served or is underserved by the mass-market, commodity display providers. In recent years, the Company has been transitioning its focus, strategic direction, and resources to target the larger and faster-growing market for digital signage displays, where a variety of its customers use the Company’s video wall and large format stand-alone monitors for digital signage applications in retail, airport, sports arena and stadium, hospitality, quick serve restaurant, corporate and higher-education venues.

The Company’s Products

Planar delivers display products and related solutions for a wide variety of applications and vertical markets. It categorizes the products into two areas, “Digital Signage” and “Commercial and Industrial.”

Digital Signage

The Digital Signage display market has experienced rapid growth in recent years and is expected to have strong growth over the next three to five years. Digital Signage solutions are being installed in many environments including retail locations, airports, and sports arenas, as well as in emerging applications. Planar provides solutions for a number of display applications for the digital signage market utilizing a variety of technologies and products.

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

The Commercial and Industrial display markets that the Company serves are varied and numerous. Some of these markets are relatively mature, and others offer unique opportunities to grow based on new technology enhancements and other factors. The Company serves these markets with a wide range of solutions including standard as well as highly differentiated custom display products and systems.

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

•

Touch Monitor Displays: Planar markets a wide variety of touch LCD products for use in kiosks and point of sale applications. As touch and interactive displays become more commonplace, particularly with the recent introduction of Microsoft® Windows® 8, the Company expects future opportunities for growth in this product category.

•

Electroluminescent (“EL”) Displays: Planar leverages its proprietary intellectual property and historical core competency in EL technologies to focus on providing customized, embedded and ruggedized displays to Original Equipment Manufacturers (“OEMs”) and other system suppliers. EL is used in a variety of applications and industries including instrumentation, medical equipment, vehicle dashboards and military applications, all of which require functionality in demanding usage conditions such as rugged outdoor conditions, extreme temperatures, instances where shaking or shock is expected, the need for high-bright solutions, or applications requiring transparency, which have become possible as a result of new technical innovations. In the first quarter of 2013, the Company sold the assets and liabilities associated with its EL product line. The Company does not expect to have sales of EL products in future periods.

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

Overview

The Company recorded sales of $44.2 million in the three months ended December 28, 2012 (the “first quarter of 2013”), which was a decrease of $3.5 million or 7.4% as compared to sales of $47.7 million in the three months ended December 30, 2011 (the “first quarter of 2012”). The decrease in sales in the first quarter of 2013 as compared to the first quarter of 2012 was primarily a result of a $9.5 million or 25.9% decrease in sales of commercial and industrial products to $27.3 million in the first quarter of 2013 from $36.8 million in the first quarter of 2012. This decrease was partially offset by a $6.0 million or 55.1% increase in sales of digital signage products to $16.9 million in the first quarter of 2013 from $10.9 million in the first quarter of 2012. The decrease in sales was offset by a decrease in cost of sales, leading to a $0.5 million or 4.7% increase in gross profit to $11.0 million in the first quarter of 2013 from $10.5 million in the first quarter of 2012.

Loss from operations was $1.3 million in the first quarter of 2013 as compared to $3.4 million in the first quarter of 2012. The $2.1 million improvement in the loss from operations was primarily due to the $0.5 million increase in gross profit and a decrease in operating expenses of $1.6 million or 11.3% to $12.3 million in the first quarter of 2013 from $13.9 million in the first quarter of 2012. The $1.6 million decrease in operating expenses was due primarily to a $1.8 million or 27.1% decrease in sales and marketing expenses, a $0.7 million or 25.5% decrease in research and development expenses, and a $0.7 million or 16.3% decrease in general and administrative expenses. These decreases were partially offset by a $1.5 million loss recognized on the sale of the assets and liabilities related to the Company’s EL product line during the first quarter of 2013.

Net loss was $1.5 million or $0.07 per basic and diluted share in the first quarter of 2013 as compared to a net loss of $3.2 million or $0.16 per basic and diluted share in the first quarter of 2012. The $1.7 million improvement in net loss was due primarily to the improvement in loss from operations, which was partially offset by a net foreign currency loss of $0.1 million in the first quarter of 2013 as compared to a foreign currency gain of $0.4 million in the first quarter of 2012.

In the first quarter of 2013, the Company continued to experience strong demand for its digital signage products as the Company achieved significant growth in its product offerings, including Matrix, UltraLux, and a portfolio of LCD commercial flat panels. The Company believes the overall market for digital signage products is currently growing and will continue to grow in the future.

Sales

For the three months ended December 28, 2012, the Company’s sales decreased $3.5 million or 7.4% to $44.2 million compared to sales of $47.7 million for the three months ended December 30, 2011. The decrease was due to a decrease in sales of commercial and industrial products, which was partially offset by an increase in sales of digital signage products. The decrease in sales of commercial and industrial products of $9.5 million or 25.9% was primarily due to decreases in sales of EL displays, rear-projection cubes, high-end home products, custom commercial and industrial products, and desktop monitors, which were partially offset by an increase in sales of touch monitors. The increase in sales of digital signage products of $6.0 million or 55.1% was due to increases in sales of tiled LCD video wall systems and LCD commercial flat panels. A summary of the major components of sales for the first quarter of 2013, including changes in sales from the first quarter of 2012 due to changes in volumes and average selling price (ASP), is as follows:

	Three months ended
	Dec. 28, 2012	Dec. 30, 2011	$ Change	% Change	% Change in Volumes(1)	% Change in ASP(1)
	(In millions, except percentages)
Commercial & Industrial Sales
High-end home	$3.0	$5.3	$(2.3)	-42.9%	-47.5%	4.6%
Custom commercial & industrial	2.0	3.0	(1.0)	-33.6%	-43.7%	17.9%
Desktop monitors	8.7	9.6	(0.9)	-9.4%	8.0%	-27.0%
Rear-projection cubes	6.1	9.0	(2.9)	-32.4%	-47.6%	-6.4%
Touch monitors	4.9	3.5	1.4	38.5%	31.5%	11.0%
Electroluminescent(2)	2.3	5.7	(3.4)	-59.7%	-59.4%	-0.7%
Other	0.3	0.7	(0.4)	-52.1%	—	—

Total Commercial & Industrial sales	27.3	36.8	(9.5)	-25.9%	—	—
Digital Signage Sales
Tiled LCD video wall systems	13.4	9.2	4.2	45.1%	61.2%	-10.0%
LCD commercial flat panels	3.2	1.4	1.8	122.8%	88.9%	17.9%
Customized digital signage	0.3	0.3	—	0.0%	—	—

Total Digital Signage sales	16.9	10.9	6.0	55.1%	—	—

Total sales	$44.2	$47.7	$(3.5)	-7.4%	—	—

(1)	Due to the significant differences in volumes and ASP for each product category, changes in volumes and ASP have not been included for the “Other” categories or subtotals.
(2)	In the first quarter of 2013, the Company sold the assets and liabilities related to its EL product line.

For the three months ended December 28, 2012, the decrease in volumes of EL displays sold was due primarily to the sale of the Company’s EL related assets and liabilities during the quarter, resulting in lower shipments during the first quarter of 2013 as compared to the first quarter of 2012. The decrease in rear-projection cube sales volumes was due primarily to large customer orders shipped in the first quarter of 2012 as compared to the first quarter of 2013. The decrease in rear-projection cube average selling prices was a result of continued customer transition from rear-projection cube format to LCD panels and reduced demand for this product offering. The decrease in high-end home product sales volumes was due to continued decreases in demand for high-end projection home theater systems. The decrease in volumes sold of custom commercial and industrial products was due to certain large customer orders that shipped in the first quarter of 2012 that were not repeated in the same period of 2013. The increase in average selling prices of custom commercial and industrial products was due primarily a change in product mix during the first quarter of 2013 as compared to the same period of 2012. The increase in volumes sold of desktop monitors was due to increased demand while the decrease in average selling prices was due to a change in product mix to lower-priced offerings as compared to the first quarter of 2012. The increase in volumes sold of tiled LCD video wall systems, including Matrix and Mosaic, were due primarily to increased demand for indoor video wall systems and the Company’s efforts to drive customer transition toward digital signage products through expanded product offerings and sales and marketing efforts. The decrease in average selling prices of tiled LCD video wall systems was due to product mix and a general decline in the selling prices of these products. The increase in volumes sold and average selling prices of LCD commercial flat panels is due primarily to increased product offerings available during the first quarter of 2013 as compared to the first quarter of 2012 as well as a change in product mix toward higher priced products. The decrease in volumes sold and increase in average selling prices of customized digital signage products was due primarily to a change in product mix.

					% of Total Sales
	Three months ended				Three months ended
	Dec. 28, 2012	Dec. 30, 2011	$ Change	% Change	Dec. 28, 2012	Dec. 30, 2011
	(In millions, except percentages)
Domestic sales (United States)	$32.5	$33.0	$(0.5)	-1.7%	73.6%	69.3%
International sales	11.7	14.7	(3.0)	-20.3%	26.4%	30.7%

Total sales	$44.2	$47.7	$(3.5)	-7.4%

International sales decreased $3.0 million or 20.3% to $11.7 million in the first quarter of 2013 from $14.7 million in the first quarter of 2012. The decrease in international sales in the three months ended December 28, 2012 was due primarily to a decrease in sales of commercial industrial products, including EL sales and rear-projection cubes, that was partially offset by an increase in sales of digital signage products. The decrease in sales of commercial and industrial products and increase in sales of digital signage products was due primarily to the reasons described above. As a percentage of total sales, international sales decreased to 26.4% in the first quarter of 2013 from 30.7% in the first quarter of 2012. The Company does not have material sales to any particular country outside the United States.

Gross Profit

	Three months ended
	Dec. 28, 2012	Dec. 30, 2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
Gross profit	$11.0	$10.5	$0.5	4.7%
Gross profit margin	24.9%	22.0%	—	290	bps

Gross profit margin increased to 24.9% in the first quarter of 2013 as compared to 22.0% in the first quarter of 2012. Total gross profit increased $0.5 million or 4.7% to $11.0 million from $10.5 million in the first quarter of 2012. The increase in gross profit is due primarily to lower estimates of existing inventory value related to certain end-of-life products in the first quarter of 2012 that were not repeated in the first quarter of 2013 as well as an increase in overhead absorption.

Research and Development, Net

	Three months ended
	Dec. 28, 2012	Dec. 30, 2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
Research and development, net	$2.0	$2.7	$(0.7)	-25.5%
% of sales	4.6%	5.7%	—	(110	) bps

Net research and development expenses decreased $0.7 million or 25.5% to $2.0 million in the first quarter of 2013 from $2.7 million in the first quarter of 2012. The decrease was due primarily to lower headcount and project related expenses in the first quarter of 2013 as compared to the first quarter of 2012. As a percentage of sales, research and development expenses decreased to 4.6% in the first quarter of 2013 as compared to 5.7% in the same period of 2012.

Sales and Marketing

	Three months ended
	Dec. 28, 2012	Dec. 30, 2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
Sales and marketing	$5.1	$6.9	$(1.8)	-27.1%
% of sales	11.5%	14.5%	—	(300	) bps

Sales and marketing expenses decreased $1.8 million or 27.1% to $5.1 million in the first quarter of 2013 as compared to $6.9 million in the same period of the prior year. This decrease was primarily due to lower headcount and sales commissions as a result of lower sales in the first quarter of 2013 relative to the first quarter of 2012. As a percentage of sales, sales and marketing expenses decreased to 11.5% of sales in the first three months of 2013 as compared to 14.5% of sales in the first three months of 2012 as a result of expenses decreasing at a faster rate than the decrease in sales.

General and Administrative

	Three months ended
	Dec. 28, 2012	Dec. 30, 2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
General and administrative	$3.4	$4.1	$(0.7)	-16.3%
% of sales	7.7%	8.5%	—	(80	) bps

General and administrative expenses decreased $0.7 million or 16.3% to $3.4 million in the first quarter of 2013 from $4.1 million in the first quarter of 2012. The decrease in general and administrative expenses was primarily due to lower headcount and decreases in expenditures related to professional services and lease expenses versus the first quarter of 2012. As a percentage of sales, general and administrative expenses decreased to 7.7% in the first three months of 2013 as compared to 8.5% in the first three months of 2012. The decreases in general and administrative expenses as a percentage of sales in the first quarter of 2013 were primarily due to the reasons discussed above.

Amortization of Intangible Assets

	Three months ended
	Dec. 28, 2012	Dec. 30, 2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
Amortization	$0.1	$0.2	$(0.1)	-16.0%
% of sales	0.3%	0.4%	—	(10	) bps

Expenses for the amortization of intangible assets were $0.1 million and $0.2 million in the first quarters of 2013 and 2012, respectively. The decrease in amortization expenses in the first quarter of 2013 as compared to the first quarter of 2012 was the result of certain intangible assets that became fully amortized in the fourth quarter of 2012 and, as such, had no related amortization expense in the first quarter of 2013.

Restructuring Charges

	Three months ended
	Dec. 28, 2012	Dec. 30, 2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
Restructuring charges	$0.2	$—	$0.2	—
% of sales	0.4%	0.0%	—	40	bps

During the first quarter of 2013, the Company recorded $0.2 million in restructuring charges. As discussed in Note 5—Restructuring Charges, the charges consisted primarily of severance benefits estimated for the termination of certain employees who performed manufacturing and general and administrative functions for the Company. No impairment or restructuring charges were incurred in the first quarter of 2012.

Loss on Sales of Assets

	Three months ended
	Dec. 28, 2012	Dec. 30, 2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
Loss on sale of assets	$1.5	$—	$1.5	—
% of sales	3.4%	0.0%	—	340	bps

During the first quarter of 2013, the Company sold the assets and liabilities associated with the EL product line. As discussed in Note 9—Loss on Sale of Assets, the Company recorded a $1.5 million loss on the sale.

Total Operating Expenses

	Three months ended
	Dec. 28, 2012	Dec. 30, 2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
Total operating expenses	$12.3	$13.9	$(1.6)	-11.3%
% of sales	27.9%	29.2%	—	(130	) bps

Total operating expenses decreased $1.6 million or 11.3% to $12.3 million in the first quarter of 2013 from $13.9 million in the first quarter of 2012. The decrease in operating expenses was primarily due to decreases in sales and marketing expenses, research and development expenses, general and administrative expenses, and amortization of intangible assets, which were partially offset by an increase in restructuring charges and the loss on the sale of assets, as discussed above. As a percentage of sales, operating expenses decreased to 27.9% in the first quarter of 2013 as compared to 29.2% in the first quarter of 2012. The decrease in operating expenses as a percentage of sales was primarily due to the reasons discussed above.

Non-operating Income and Expense

	Three months ended
	Dec. 28, 2012	Dec. 30, 2011	$ Change
	(In millions)
Interest, net	$0.0	$—	$0.0
Foreign exchange, net	(0.1)	0.4	(0.5)
Other, net	0.1	0.0	0.1

Total non-operating income (expense)	$0.0	$0.4	$(0.4)

Non-operating income and expense includes interest income on cash equivalents, interest expense, net foreign exchange gain or loss and other income or expense. Net interest income was $17 thousand in the first quarter of 2013. No net interest income or expense was recognized in the first quarter of 2012.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign exchange gains and losses amounted to a net loss of $0.1 million in the first quarter of 2013 and a net gain of $0.4 million in the first quarter of 2012.

Net other income was $115 thousand in the first quarter of 2013 as compared to $42 thousand in the same period of 2012.

Provision for Income Taxes

In the first quarter of 2013 the Company recorded income tax expense of $0.2 million on a pretax loss of $1.3 million, resulting in a negative effective tax rate of 14.1%. Comparatively, the Company recorded an income tax expense of $0.3 million on a pretax loss of $2.9 million in the first quarter of 2012, resulting in a negative effective tax rate of 9.0%. The tax expense recorded in the first quarter of 2013 was generated by tax expense in certain foreign jurisdictions and state taxes. Comparatively, the tax expense of $0.3 million for first quarter of 2012 was driven by tax expense in certain foreign jurisdictions and state taxes, partially offset by larger benefits resulting from losses in other foreign jurisdictions.

Net Loss

	Three months ended
	Dec. 28, 2012	Dec. 30, 2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
Net loss	$(1.5)	$(3.2)	$(1.7)	-53.6%
% of sales	-3.4%	-6.7%	—	(330	) bps
Net loss per share basic and diluted	(0.07)	(0.16)

In the first quarter of 2013, net loss was $1.5 million or $0.07 per basic and diluted share, as compared to a net loss of $3.2 million or $0.16 per basic and diluted share in the first quarter of 2012.

Liquidity and Capital Resources

Net cash used in operating activities was $2.1 million in the first quarter of 2013 as compared to net cash used in operating activities of $1.1 million in the first quarter of 2012. Net cash used in operating activities in the first quarter of 2013 primarily relates to the net loss incurred, and increases in accounts receivable, other assets, inventories, and a decrease in other liabilities. These uses of cash were partially offset by increases in cash relating to an increase in accounts payable, as well as non-cash charges including depreciation and amortization, share based compensation, and restructuring charges, which do not require a current cash outlay.

Working capital decreased $3.0 million to $38.5 million at December 28, 2012 from $41.5 million at September 28, 2012. The decrease in working capital was due primarily to increases in accounts payable, deferred revenue, and the current portion of capital leases, which were partially offset by increases in accounts receivable, inventory, cash, other current assets, and a decrease in other current liabilities. Current assets increased $6.7 million to $77.9 million at December 28, 2012 as compared to $71.2 million at September 28, 2012 due to increases in accounts receivable, inventories, cash and other current assets. Accounts receivable increased $2.8 million, due primarily to the increase in sales during the first quarter of 2013 as compared to the fourth quarter of 2012, and also due to the timing of cash receipts. This increase was partially offset by the sale of EL related accounts receivable to Beneq as part of the sale of the EL assets and liabilities during the quarter. Inventories increased $1.7 million due to higher purchases in the first quarter of 2013 as compared to the fourth quarter of 2012, which were partially offset by the sale of EL inventories to Beneq. Current liabilities increased $9.7 million to $39.4 million at December 28, 2012 from $29.7 million at September 28, 2012 due primarily to increases in accounts payable, partially offset by a decrease in other current liabilities. Accounts payable increased $10.6 million due primarily to the increase in inventories and the timing of payments made to the Company’s vendors. The increase in accounts payable was partially offset by the sale of EL related accounts payable to Beneq. Other current liabilities decreased $1.4 million due primarily to the payment of certain compensation related liabilities and payment of severance arrangements, which were accrued in prior periods.

The Company’s credit agreement was amended on November 16, 2012 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of December 28, 2012 the Company’s borrowing capacity was $10.6 million, of which $1.5 million was committed through standby letters of credit related to the Company’s capital lease obligations. The credit agreement, as amended, has an interest rate of LIBOR + 1.75%, expires on December 1, 2013 and performance of all of the Company’s obligations, thereunder, including repayment of borrowings, is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of December 28, 2012 and September 28, 2012. The credit agreement contains certain financial covenants, with which the Company was in compliance as of December 28, 2012.

The Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income,” (“ASU 2011-05”) which requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which defers the requirement within ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard effective September 29, 2012 and elected to present comprehensive income and its components in two separate, consecutive statements.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended December 28, 2012 that could significantly affect the Company’s internal controls over financial reporting.

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

Further, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act will require us to report on “conflict minerals” used in our products and the supply chain due diligence process in place to assess whether such minerals originate from the Democratic Republic of the Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of components used in our products.

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

The Company maintains a variety of information systems in connection with the operation of its business, including an enterprise resource planning system (“ERP system”) that is integral to the Company’s ability to accurately and efficiently maintain its books and records, record its materials purchase transactions, manufacturing activities, account for and manage inventory and product sale transactions, provide critical business information to management, and prepare its financial statements. Certain of these systems, principally including the ERP system, are comprised of aging computer hardware and versions of software that are no longer actively supported by the vendor. The age of these systems heightens the risk of unanticipated difficulties, costs, disruptions and other adverse impacts and dictated that the Company take action to upgrade and improve the existing systems and replace them. The process of replacing the various hardware and software comprising, associated with or related to the Company’s ERP system began in fiscal 2012 with implementation planned for fiscal 2013. The process has caused, and will continue to cause the Company to incur costs, expend employee (including Company management) time and attention and otherwise burden the Company’s internal resources. This effort could detract from the Company’s various on-going business objectives. Failure to successfully replace the ERP system could damage the effectiveness of the Company’s business processes and controls and could adversely impact the Company’s ability to accurately and effectively forecast and manage sales demand, manage the Company’s supply chain, identify and implement actions that improve the Company’s operational effectiveness and margins, and report financial and management information on an accurate and timely basis.

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

The Company has intangible assets recorded on the balance sheet as a result of the acquisition of Clarity Visual Systems, Inc. that relate primarily to developed technology, patents, and customer relationships. The initial value of intangible assets recorded at the time of acquisition represented the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The remaining $0.4 million of the intangible assets represents customer relationships and will be amortized over the remaining useful lives of the respective assets of approximately 0.7 years and could, in the future, experience additional impairment. The estimated undiscounted future cash flows of the intangible assets are evaluated when a triggering event is identified, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required. A determination of impairment of intangible assets could result in a charge to operations in a period in which an impairment loss is recognized. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company’s amended and restated credit agreement, as amended on November 16, 2012, has a maximum borrowing capacity of $12.0 million and expires on December 1, 2013. As of December 28, 2012 there were no amounts outstanding under this credit agreement. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security for the performance of the Company’s obligations under its credit agreement, which includes certain financial covenants, as discussed in Note 8—Borrowings in the Notes to the Consolidated Financial Statements in this Report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2013. If the Company were unable to renew or extend this agreement, the Company may need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets. In addition, the Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations as may be required.

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

In November 2012, the Company completed a transaction in which Beneq Products Oy (“Beneq”) purchased from the Company substantially all of the assets, and assumed certain liabilities, used or necessary in the Company’s EL display business (the “EL Transaction”). The completion of the EL Transaction presents certain significant risks to the Company, including but not limited to:

•

The assets sold to Beneq as part of the EL Transaction included the Company’s enterprise resource planning (or “ERP”) system software and hardware used by the Company to process and manage data relating to the manufacture and sale of the Company’s products in Europe as well as to receive, process, bill and ship orders on a timely basis and collect and report all financial and accounting information related to those transactions (the “IT Services”). The Company has entered into a Mutual Co-Operation and Services Agreement (the “Transition Services Agreement”) with Beneq pursuant to which, among other things, Beneq has agreed to continue providing the Company with IT Services necessary to permit the Company to continue its on-going European business operations. If the IT Services provided by Beneq are not adequate or were interrupted for any reason, the Company may be unable to find an alternative means of obtaining such IT Services, which would significantly impair the Company’s ability to serve its customers and conduct its business operations in Europe. Beneq’s obligations to provide the IT Services extend to November 30, 2013. The Company plans to migrate to a new ERP platform prior to that date. However, to the extent that the Company does not complete the migration by that date, and is not successful in obtaining a continuation in Beneq’s delivery of the IT Services, the Company’s business, financial condition and results of operations may be adversely affected.

•

Pursuant to the terms of the Transition Services Agreement, in addition to the IT Services Beneq has agreed to provide to the Company, the Company has agreed to provide to Beneq certain transition services in the areas of sales and operations management and infrastructure services for a period ending November 30, 2013. The delivery of transition services by the Company and the monitoring of transition services received by the Company could divert management and employee attention, and could involve the expenditure of substantial amounts of employee time. The Company’s inability to effectively manage its delivery of services to Beneq and/or its receipt of services from Beneq, under the Transition Services Agreement could adversely affect the Company’s business, financial condition and results of operations.

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

In addition, the Company may find it necessary to defend against claims of infringement. Litigation can be very expensive and can distract management’s time and attention, which could adversely affect the Company’s business. In addition, the Company may not be able to obtain a favorable outcome in any intellectual property litigation. Others could claim that the Company is infringing their patents or other intellectual property rights. In the event of an allegation that the Company is infringing on another’s rights, it may not be able to obtain licenses on commercially reasonable terms from that party, if at all, or that party may commence litigation against the Company. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect the Company’s business, financial condition and results of operations. For instance, a technology licensing company has asserted that various of the Company’s products require a license under certain patents held by such party. In addition, in recent fiscal years, the Company has been made party to lawsuits (among many other defendants) alleging infringement of certain United States patents relating to certain products marketed and sold by the Company, including stands for multiple displays, the Company’s Indisys image processing products and certain projector products. Each of these matters has been resolved and the Company will vigorously defend itself against the assertion of any future claims for infringement and will, as a matter of course, seek indemnification from third-party suppliers, where available. While the Company would, in each instance, seek indemnification from the manufacturer of an accused product if it were found to be liable, a determination of liability against the Company could have an adverse impact on the Company’s business, financial condition, and results of operations.

The market price of the Company’s common stock may be volatile.

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $1.14 to $2.60. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

Item 6.	Exhibits

(a)

10.1	Form for Restricted Stock Unit Award Notice between Planar Systems, Inc. and Gerald Perkel and Stephen Going dated as of October 24, 2012*

10.2	Fourth Amendment to Amended and Restated Credit Agreement by and between Planar Systems, Inc. and Bank of America, N.A., entered into effective as of November 16, 2012 (1)

10.3	Sale of Assets Agreement by and among Planar Systems, Inc., Planar Systems Oy and Beneq Products Oy dated as of November 30, 2012 (2)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 20, 2012.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 5, 2012.
*	This exhibit constitutes a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: February 11, 2013	/s/ RYAN GRAY
Ryan Gray
Vice President and Chief Financial Officer