Form 10-Q
period 2013-03-29
PLANAR SYSTEMS INC
filed 2013-05-13
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the Quarter Ended March 29, 2013

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

Number of common stock outstanding as of April 29, 2013

21,241,691 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Mar. 29, 2013	Sept. 28, 2012
	(unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$12,914	$17,768
Accounts receivable, net of allowance for doubtful accounts of $448 at March 29, 2013 and $535 at September 28, 2012	18,825	18,604
Inventories (Note 2)	29,866	31,984
Other current assets	2,948	2,829

Total current assets	64,553	71,185
Property, plant and equipment, net	2,948	3,554
Intangible assets, net	270	565
Other assets	10,081	6,580

	$77,852	$81,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,463	$11,686
Current portion of capital leases	759	449
Deferred revenue	1,619	1,659
Other current liabilities (Notes 5 and 6)	12,073	15,915

Total current liabilities	27,914	29,709
Capital leases, less current portion	807	545
Other long-term liabilities	4,674	5,111

Total liabilities	33,395	35,365
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 20,732,561 and 20,354,300 issued shares at March 29, 2013 and September 28, 2012, respectively	185,532	184,556
Retained deficit	(137,718)	(134,751)
Accumulated other comprehensive loss	(3,357)	(3,286)

Total shareholders’ equity	44,457	46,519

	$77,852	$81,884

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	Mar. 29, 2013	Mar. 30, 2012	Mar. 29, 2013	Mar. 30, 2012
Sales	$39,441	$37,542	$83,616	$85,250
Cost of sales	31,429	30,335	$64,595	67,532

Gross profit	8,012	7,207	19,021	17,718
Operating expenses:
Research and development, net	1,828	2,767	3,855	5,486
Sales and marketing	5,044	6,706	10,104	13,643
General and administrative	2,913	3,701	6,326	7,780
Amortization of intangible assets	148	175	295	350
Restructuring (Note 5)	—	518	194	518
Loss (gain) on sale of assets (Note 9)	(177)	—	1,314	—

Total operating expenses	9,756	13,867	22,088	27,777

Loss from operations	(1,744)	(6,660)	(3,067)	(10,059)
Non-operating income (expense):
Interest, net	48	6	65	6
Foreign exchange, net	95	(163)	(13)	263
Other, net	181	279	296	321

Net non-operating income	324	122	348	590

Loss before income taxes	(1,420)	(6,538)	(2,719)	(9,469)
Provision (benefit) for income taxes (Note 7)	(140)	127	43	392

Net loss	(1,280)	(6,665)	(2,762)	(9,861)

Net loss per share
Basic and diluted	$(0.06)	$(0.33)	$(0.13)	$(0.49)

Average shares outstanding—basic and diluted	20,643	20,031	20,558	19,927

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Six months ended
	Mar. 29, 2013	Mar. 30, 2012	Mar. 29, 2013	Mar. 30, 2012
	(In thousands)		(In thousands)
Net loss	$(1,280)	$(6,665)	$(2,762)	$(9,861)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(433)	516	(71)	(596)

Comprehensive loss	$(1,713)	$(6,149)	$(2,833)	$(10,457)

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	Mar. 29, 2013	Mar. 30, 2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,762)	$(9,861)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	980	1,439
Restructuring charges	194	518
Deferred taxes	—	199
Loss on sale of assets	1,314	—
Share based compensation	869	653
Net reduction in carrying amounts of certain assets and liabilities	(491)	—
Lease incentives	—	151
(Increase) decrease in accounts receivable, net	(1,836)	5,384
Increase in inventories	(4,634)	(994)
(Increase) decrease in other assets	(270)	190
Increase in accounts payable	2,213	24
Decrease in deferred revenue	(37)	(567)
Decrease in other liabilities	(2,895)	(2,320)

Net cash used in operating activities	(7,355)	(5,184)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,055)	(1,599)
Purchase of leasehold improvements reimbursed by landlord	—	(151)
Proceeds from sale of assets	4,145	—

Net cash provided by (used in) investing activities	2,090	(1,750)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease	1,017	459
Payments of capital lease obligations	(445)	—
Value of shares withheld for tax liability	(205)	(349)
Net proceeds from issuance of capital stock	104	—

Net cash provided by financing activities	471	110
Effect of exchange rate changes on cash	(60)	(288)

Net decrease in cash	(4,854)	(7,112)
Cash at beginning of period	17,768	22,231

Cash at end of period	$12,914	$15,119

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

NOTE 2 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Mar. 29, 2013	Sept. 28, 2012
Raw materials	$15,152	$16,249
Work in process	228	1,485
Finished goods	14,486	14,250

	$29,866	$31,984

NOTE 3 – EARNINGS PER SHARE

Weighted average basic and diluted shares outstanding for the three and six months ended March 29, 2013 were 20,643,000 and 20,558,000, respectively. Weighted average basic and diluted shares outstanding for the three and six months ended March 30, 2012 were 20,031,000 and 19,927,000, respectively. Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and nonvested shares, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options or nonvested shares as of March 29, 2013 and March 30, 2012, respectively, due to the Company incurring a net loss for each of the three and six months then ended.

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

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding at September 28, 2012	951,467	$9.65
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(82,025)	12.11

Options outstanding at March 29, 2013	869,442	$9.41

All options outstanding at March 29, 2013 were exercisable. As of March 29, 2013, the total pretax intrinsic value of options outstanding and options exercisable was $0 and the options had a weighted average remaining contractual term of 2.0 years.

Restricted Stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718, “Compensation – Stock Compensation”). Shares issued generally vest over a one to three year period upon the passage of time, or upon meeting objective performance conditions.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 28, 2012	1,316,671	$2.45
Granted	805,000	1.39
Vested	(418,742)	2.49
Canceled	(11,166)	2.26

Restricted stock outstanding at March 29, 2013	1,691,763	$1.94

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (“ESPP” or “the Plan”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. As of March 29, 2013, approximately 680,000 shares remained available for purchase.

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payment awards and employee stock purchases for the three and six months ended March 29, 2013 and March 30, 2012. The expense was allocated as follows:

	Three Months Ended Mar. 29, 2013	Three Months Ended Mar. 30, 2012	Six Months Ended Mar. 29, 2013	Six Months Ended Mar. 30, 2012
Cost of sales	$28	$23	$53	$36

Research and development	$35	$24	$82	$63
Sales and marketing	82	30	151	55
General and administrative	279	294	583	499

Share based compensation expense included in operating expenses	$396	$348	$816	$617

Share based compensation expense related to employee stock options, restricted stock awards and employee stock purchase plan	$424	$371	$869	$653

The Company recognizes compensation expense for all share based payment awards made to its employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the ESPP, based on estimated fair values. The Company calculates the value of employee stock options on the date of grant using the Black-Scholes model. This model is also used to estimate the fair value of employee stock purchases related to the ESPP. The Company values restricted stock awards at the closing price of the Company’s shares on the date of grant. As share based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on historical and anticipated future experience.

NOTE 5 – RESTRUCTURING CHARGES

No restructuring charges were incurred in the three months ended March 29, 2013. In the first quarter of 2013, the Company recorded $194 in restructuring charges related to severance benefits estimated for the termination of certain employees who performed manufacturing and general and administrative functions at the Company’s facility in Finland. For the three and six months ended March 30, 2012, the Company recorded $518 in net restructuring charges. The Company recorded $575 in charges related to the severance benefits estimated for the termination of certain employees who performed manufacturing, engineering, sales, marketing, and general and administrative functions. During the second quarter of 2012 the Company also determined that severance benefits related to previously recorded charges would be less than initially estimated and reduced the liability to reflect the current estimate of amounts to be paid. This revision was recorded as a $57 reduction in operating expenses in the second quarter of 2012.

Restructuring charges related to previously recorded charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities
Balance as of September 28, 2012	$583	$68
Additional charges	194	—
Cash paid	(417)	—
Revisions to original estimate	—	—

Balance as of March 29, 2013	$360	$68

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Mar. 29, 2013	Sept. 28, 2012
Warranty reserve	$3,716	$3,827
Accrued compensation	3,033	5,391
Other	5,324	6,697

Total	$12,073	$15,915

The Company provides a warranty for its products and establishes an allowance at the time of sale which the Company believes, based on its best estimates, is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

A reconciliation of the changes in the warranty reserve is as follows:

	Mar. 29, 2013
	Three months ended	Six months ended
Balance at beginning of period	$3,684	$3,827
Cash paid for warranty repairs	(1,194)	(2,068)
Provision for current period sales	1,226	1,957

Balance at end of period	$3,716	$3,716

NOTE 7 – INCOME TAXES

The provision (benefit) for income taxes for the second quarter of 2013 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision (benefit) for income taxes is the result of a mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax benefit of $140 for the three months ended March 29, 2013 was driven by a benefit in certain foreign jurisdictions, partially offset by tax expenses in certain foreign jurisdictions and state taxes. The provision for the six months ended March 29, 2013 was generated by a mix of tax expense in foreign jurisdictions and state taxes, partially offset by a benefit in certain foreign jurisdictions.

For the three months ended March 29, 2013 the effective tax rate of 9.9% differs from the federal statutory rate due the effects of the Company’s operations in foreign jurisdictions and to the valuation allowance on U.S. and Finnish losses. The negative effective tax rate of 1.9% for the three months ended March 30, 2012 differed from the federal statutory rate due to the valuation allowance on U.S. and Finnish losses and the release of uncertain tax positions.

The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. In the second quarter of fiscal 2012 the Company recorded a valuation allowance against its Finnish deferred tax assets due its cumulative three year operating loss in Finland. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its U.S. deferred tax assets, and as of March 29, 2013 the Company continues to place a valuation allowance its U.S. deferred tax assets. While a valuation allowance is still in place for financial statement purposes as of March 29, 2013, the valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

The Company is subject to taxation primarily in the United States, Finland, and France, as well as in certain states (including Oregon and California) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has settled with the Internal Revenue Service on their examination of all United States federal income tax matters through fiscal year 2008. The Company has also settled examinations of both its Finnish tax returns for all tax years through 2006. In January 2011 the French tax authority began a routine examination of the Company’s French tax returns for fiscal years 2009 and 2010, which was settled in the second quarter of 2012. The Company does not anticipate total gross unrecognized tax benefits will significantly change, either as a result of full or partial settlement of audits or the expiration of statutes of limitations within the next 12 months.

NOTE 8 – BORROWINGS

The Company’s credit agreement was amended on November 16, 2012 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of March 29, 2013 the Company’s borrowing capacity was $10.3 million, of which $1.9 million was committed through standby letters of credit related to the Company’s capital lease obligations. The credit agreement, as amended, has an interest rate of LIBOR + 1.75%, expires on December 1, 2013 and performance of all of the Company’s obligations, thereunder, including repayment of borrowings, is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of March 29, 2013 and September 28, 2012. The credit agreement contains certain financial covenants, with which the Company was in compliance as of March 29, 2013.

NOTE 9 – LOSS ON SALE OF ASSETS

In the first quarter of 2013 the Company sold the assets and liabilities associated with EL product line to Beneq Products Oy (“Beneq”) for a base sale price of $6.5 million, of which $3.9 million was paid in cash at closing, with the remaining $2.6 million held as a promissory note and included in other assets as of December 28, 2012 and March 29, 2013. The term of the note is five years with payments due annually beginning on November 30, 2014. The note accrues interest at 8% annually in the first year and 15% annually thereafter. The transaction terms also provide for up to $3.5 million in additional cash consideration, which may be earned based upon the EL business achieving certain financial results in calendar years 2013 through 2015. As a result of this transaction the Company recorded a loss on sale of $1.5 million. During the second quarter of 2013, the Company received an additional $0.2 million in cash consideration as a result of a purchase price adjustment. This resulted in the adjustment of the loss on sale to $1.3 million. The loss recognized includes transaction costs that were comprised primarily of legal and other professional services fees. The transaction provides transition services, including IT, infrastructure, sales and operations services, between the Company and Beneq for a period up to twelve months, ending no later than November 30, 2013. The sale of these assets and liabilities did not constitute a disposal of a component of the Company as defined by ASC Topic 205, “Presentation of Financial Statements.”

NOTE 10 – SUBSEQUENT EVENTS

In April 2013 the Company consolidated its two assembly and integration facilities in the United States to a single facility. As a result, the Company recorded restructuring charges and a related liability of $2.4 million, of which $2.1 million relates to the estimated present value of the remaining lease payments on the vacated facility less an assumption for sublease income. The remaining $0.3 million of the charge relates to reductions in the carrying amounts of leasehold improvements and other property, plant, and equipment disposed of as part of the consolidation.

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

INTRODUCTION

Planar Systems, Inc. is a provider of specialty display products, solutions and services for customers in a number of end-market segments. Products include display components, completed displays, and display solutions and systems based on a variety of flat panel and front- and rear-projection technologies. The Company has a global reach with sales offices in North America, Europe and Asia and manufacturing facilities in France and North America.

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

The Company’s Strategy

For over 30 years, Planar has been designing and bringing to market innovative display solutions. The Company has historically focused on customized or specialty display products and systems, generally in niche display markets where requirements are more stringent, innovation is valued, and the customer is not served or is underserved by the mass-market, commodity display providers. In recent years, the Company has been transitioning its focus, strategic direction, and resources to target the larger and faster-growing market for digital signage displays, where a variety of its customers use the Company’s video wall and large format stand-alone monitors for digital signage applications in retail, airport, sports arena and stadium, hospitality, quick serve restaurant, corporate and higher-education venues, as well as in applications that have traditionally used customized or specialty display products and systems.

The Company’s Products

Planar delivers display products and related solutions for a wide variety of applications and vertical markets. It categorizes the products into two areas, “Digital Signage” and “Commercial and Industrial.”

Digital Signage

The Digital Signage display market has experienced rapid growth in recent years and is expected to have strong growth over the next three to five years. Digital Signage solutions are being installed in many environments including retail locations, airports, and sports arenas, as well as in emerging applications and in applications historically served by Commercial and Industrial products, including rear-projection cubes. Planar provides solutions for a number of display applications for the digital signage market utilizing a variety of technologies and products.

• Matrix and Mosaic (tiled LCD) Systems: Planar’s super narrow bezel LCD display systems allow customers to create flat, large video walls for a number of applications including ambience, advertising, architectural and brand promotion, and are being deployed in a large range of markets including retail, hospitality, commercial, sports venues and airports, as well as in markets traditionally served by rear-projection cubes, such as control rooms. Solutions utilize specialized LCD panels and “tile” them together using video processing to create large video wall displays. Products offered are well suited to these applications as they are designed for simple installation, easy and cost effective maintainability and off-boarding of power and video processing. The Company offers and supports a growing number of sizes and resolutions of super narrow bezel displays, including touch panels, that can be utilized in creating a wide variety of video wall solutions.

• LCD Commercial Flat Panel Displays: Planar provides a line-up of commercial-grade LCD displays, including the recently launched zero bezel “UltraLux” and Ultra HD “UltraRes” product offerings, suitable for a wide range of digital signage uses. Included in this category are outdoor signage displays, which are designed and manufactured by Planar and are uniquely suited to demanding environmental conditions.

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

• Electroluminescent (“EL”) Displays: Planar previously leveraged its proprietary intellectual property and historical core competency in EL technologies to provide customized, embedded and ruggedized displays to Original Equipment Manufacturers (“OEMs”) and other system suppliers for use in instrumentation, medical equipment, vehicle dashboards and military applications. In the first quarter of 2013, the Company sold the assets and liabilities associated with its EL product line and no sales of EL products are expected in future periods.

• Custom Commercial and Industrial Displays: Planar designs and manufactures custom LCD products that are generally targeted toward the transportation, military and medical vertical markets. These displays are typically ruggedized to withstand extreme weather, direct sunlight, moisture, dust, vibration and other extreme conditions.

• Desktop Monitor Displays: Planar capitalizes on its strong supply chain, logistics and distribution partnerships to sell a variety of primarily LCD based displays to principally the United States marketplace.

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

Overview

The Company recorded sales of $39.4 million in the three months ended March 29, 2013 (the “second quarter of 2013”), which was an increase of $1.8 million or 5.1% as compared to sales of $37.6 million in the three months ended March 30, 2012 (the “second quarter of 2012”). The increase in sales in the second quarter of 2013 as compared to the second quarter of 2012 was primarily a result of a $5.9 million or 79.6% increase in sales of digital signage products to $13.4 million from $7.5 million. The increase was partially offset by a $4.1 million or 13.5% decrease in sales of commercial and industrial products to $26.0 million in the second quarter of 2013 from $30.1 million in the second quarter of 2012. In the six months ended March 29, 2013 (the “first six months of 2013”), sales were $83.6 million, which was a decrease of $1.7 million or 1.9% as compared to sales of $85.3 million in the six months ended March 30, 2012 (the “first six months of 2012”). The decrease in sales in the six months ended March 29, 2013 as compared to the six months ended March 30, 2012 was due to a $13.6 million or 20.3% decrease in sales of commercial and industrial products to $53.3 million from $66.9 million. This decrease was partially offset by an $11.9 million or 65.1% increase in sales of digital signage products to $30.3 million in the first six months of 2013 from $18.4 million in the first six months of 2012.

Loss from operations in the second quarter of 2013 was $1.7 million as compared to $6.7 million in the second quarter of 2012. For the first six months of 2013 loss from operations was $3.1 million as compared to $10.1 million in the first six months of 2012. The improvement in loss from operations in the three and six months ended March 29, 2013 was due primarily to decreases in operating expenses of $4.1 million and $5.7 million, respectively, as well as increases in gross profit of $0.8 million and $1.3 million, respectively. The increase in gross profit in the second quarter of 2013 as compared to the second quarter of 2012 was due primarily to the increase in sales and also due to lower labor and overhead expenses. The increase in gross profit in the first six months of 2013 as compared to the first six months of 2012 was due primarily to changes in product mix, with a shift toward higher margin products. The decrease in operating expenses in the second quarter of 2013 as compared to the second quarter of 2012 was due primarily to decreases in each category of operating expenses as well as a $0.2 million gain on the sale of assets and liabilities related to the Company’s EL product line as a result of a purchase price adjustment recorded in the second quarter of 2013. The decrease in operating expenses for the first six months of 2013 as compared to the first six months of 2012 was due primarily to decreases in each category of operating expenses, which were partially offset by a $1.3 million loss on the sale of assets and liabilities related to the Company’s EL product line. The decreases in each category of operating expenses for the three and six months ended March 29, 2013 from the same periods in the prior year was due primarily to cost reduction measures implemented in fiscal 2012.

Net loss was $1.3 million or $0.06 per basic and diluted share in the second quarter of 2013 as compared to a net loss of $6.7 million or $0.33 per basic and diluted share in the second quarter of 2012. For the first six months of 2013 net loss was $2.8 million or $0.13 per basic and diluted share as compared to a net loss of $9.9 million or $0.49 per basic and diluted share in the first six months of 2012. The improvement in net loss for the three and six months ended March 29, 2013 was due primarily to the improvement in loss from operations in both periods.

In the second quarter of 2013 the Company continued to experience strong demand for its digital signage products as the increase in sales of digital signage products more than offset the decrease in sales of commercial and industrial products, including EL product sales. The Company continues to believe there are opportunities to increase digital signage sales and, accordingly, continues to focus on driving revenue growth in this product area. These efforts are focused on accessing new customers, expanding relationships with existing customers, and by adding product offerings to broaden the Company’s differentiated digital signage product portfolio. In the first six months of fiscal 2013 the Company has developed the UltraRes product line to further complement its product offerings for businesses which use digital signage to attract customers.

Sales

Sales for the Three Months Ended March 29, 2013

For the three months ended March 29, 2013, the Company’s sales increased $1.8 million or 5.1% to $39.4 million from sales of $37.6 million for the three months ended March 30, 2012. The increase was due to an increase in sales of digital signage products, which was partially offset by a decrease in sales of commercial and industrial products. The increase in sales of digital signage products of $5.9 million or 79.6% was due primarily to increases in sales of tiled LCD video wall systems and LCD commercial flat panels. The decrease in sales of commercial and industrial products of $4.1 million or 13.5% was due primarily to decreases in sales of EL displays following the sale of the assets and liabilities related to this product line in the first quarter of 2013. The decrease was also due to decreases in sales of high-end home products, desktop monitors, and custom commercial and industrial products, which were partially offset by increases in sales of touch monitors and rear-projection cubes. A summary of the major components of sales for the second quarter of 2013, including changes in sales from the second quarter of 2012 due to changes in volumes and average selling price (ASP) is as follows:

	Three months ended		$ Change	% Change	% Change in Volumes(1)	% Change in ASP(1)
	Mar. 29, 2013	Mar. 30, 2012
	(In millions, except percentages)
Commercial & Industrial Sales
High-end home	$2.5	$3.2	$(0.7)	-23.5%	-37.3%	14.6%
Custom commercial & industrial	2.6	2.7	(0.1)	-3.2%	-41.9%	66.6%
Desktop monitors	9.0	9.3	(0.3)	-3.0%	13.0%	-23.9%
Rear-projection cubes	6.3	5.4	0.9	16.7%	-10.4%	28.8%
Touch monitors	5.3	3.6	1.7	51.4%	67.8%	-10.2%
Electroluminescent(2)	—	5.2	(5.2)	-100.0%	—	—
Other	0.3	0.7	(0.4)	-67.5%	—	—

Total Commercial & Industrial sales	26.0	30.1	(4.1)	-13.5%	—	—
Digital Signage Sales
Tiled LCD video wall systems	9.8	5.5	4.3	78.5%	82.2%	-2.0%
LCD commercial flat panels	3.5	1.6	1.9	128.5%	95.1%	17.1%
Customized digital signage	0.1	0.4	(0.3)	-58.1%	-64.7%	-24.3%

Total Digital Signage sales	13.4	7.5	5.9	79.6%	—	—

Total sales	$39.4	$37.6	$1.8	5.1%	—	—

(1)	Due to the significant differences in volumes and ASP for each product category, changes in volumes and ASP have not been included for the “Other” categories or subtotals.
(2)	In the first quarter of 2013, the Company sold the assets and liabilities related to its EL product line.

The increase in volumes sold of tiled LCD video wall systems, including Matrix and Mosaic, were due primarily to increased demand for indoor video wall systems and the Company’s efforts to drive customer transition toward digital signage products through expanded product offerings and sales and marketing efforts. The decrease in average selling prices of tiled LCD video wall systems was due to product mix and a decline in the selling prices of certain older products, which were partially offset by higher selling prices for new product offerings. The increase in volumes sold and average selling prices of LCD commercial flat panels was due primarily to increased product offerings available during the second quarter of 2013 as compared to the second quarter of 2012 as well as a change in product mix toward products with higher ASPs. The decrease in volumes sold and average selling prices of customized digital signage products was due primarily to lower demand from certain customers and a change in product mix. For the three months ended March 29, 2013, the decrease in volumes of EL displays sold was due to the sale of the Company’s EL related assets and liabilities during the first quarter of 2013, resulting in no sales during the second quarter of 2013 as compared to the second quarter of 2012. The decrease in high-end home product volumes sold was due to a continued decline in demand for high-end projection home theater systems. The increase in high-end home average selling prices was due primarily to a change in product mix to include products with higher ASPs. The increase in volumes sold and decrease in average selling prices of desktop monitors was due to increased demand as well as efforts to reduce inventory levels which resulted in lower margin sales in the second quarter of 2013 as compared to the second quarter of 2012. The decrease in volumes sold of custom commercial and industrial products was due primarily to certain large customer orders that shipped in the second quarter of 2012 that were not repeated in the second quarter of 2013. The increase in average selling prices of custom commercial and industrial products was due primarily a change in product mix during the second quarter of 2013 as compared to the same period of 2012. The increase in touch monitor volumes sold was due primarily to increased demand for touch-based solutions as the number of touch applications in the market grows. The decrease in touch monitor average selling prices was due to a general decline in the selling prices of these products as certain product offerings mature. The decrease in rear-projection cube sales volumes was due primarily to continued customer transition from rear-projection cube format to LCD panels and reduced demand for this product offering. The increase in ASPs of rear-projection cubes was due primarily to a change in product mix from lamp-based cubes to LED-based cubes.

Sales for the Six Months Ended March 29, 2013

For the six months ended March 29, 2013, the Company’s sales decreased $1.7 million or 1.9% to $83.6 million from sales of $85.3 million for the six months ended March 30, 2012. The decrease was due to a decrease in sales commercial and industrial products, which was partially offset by an increase in sales of digital signage products. The decrease in sales of commercial and industrial products of $13.6 million or 20.3% was due primarily to decreases in sales of EL displays, high-end home products, rear-projection cubes, desktop monitors, and custom commercial and industrial products, which were partially offset by an increase in sales of touch monitors. The increase in sales of digital signage products of $11.9 million or 65.1% was primarily due to increases in sales of tiled LCD video wall systems and LCD commercial flat panels. A summary of the major components of sales for the first six months of 2013, including changes in sales from the first six months of 2012 due to changes in volumes and average selling price (ASP) is as follows:

	Six months ended		$ Change	% Change	% Change in Volumes(1)	% Change in ASP(1)
	Mar. 29, 2013	Mar. 30, 2012
	(In millions, except percentages)
Commercial & Industrial Sales
High-end home	$5.5	$8.5	$(3.0)	-35.5%	-43.6%	8.9%
Custom commercial & industrial	4.6	5.7	(1.1)	-19.1%	-42.7%	35.0%
Desktop monitors	17.7	18.9	(1.2)	-6.2%	10.7%	-25.6%
Rear-projection cubes	12.4	14.4	(2.0)	-14.1%	-34.1%	10.3%
Touch monitors	10.2	7.1	3.1	44.9%	51.2%	-1.8%
Electroluminescent(2)	2.3	10.9	(8.6)	-78.9%	-79.1%	1.3%
Other	0.6	1.4	(0.8)	-59.3%	—	—

Total Commercial & Industrial sales	53.3	66.9	(13.6)	-20.3%	—	—
Digital Signage Sales
Tiled LCD video wall systems	23.2	14.7	8.5	57.6%	69.9%	-7.3%
LCD commercial flat panels	6.7	3.0	3.7	125.7%	91.9%	17.6%
Customized digital signage	0.4	0.7	(0.3)	-32.2%	-72.0%	95.2%

Total Digital Signage sales	30.3	18.4	11.9	65.1%	—	—

Total sales	$83.6	$85.3	$(1.7)	-1.9%	—	—

(1)	Due to the significant differences in volumes and ASP for each product category, changes in volumes and ASP have not been included for the “Other” categories or subtotals.
(2)	In the first quarter of 2013, the Company sold the assets and liabilities related to its EL product line.

For the six months ended March 29, 2013, the decrease in volumes of EL displays sold was due primarily to the sale of the Company’s EL related assets and liabilities during the first quarter of 2013, resulting in lower shipments during the first six months of 2013 as compared to the first six months of 2012. The decrease in high-end home product volumes sold was due to continued declines in demand for high-end projection home theater systems. The increase in high-end home average selling prices was due primarily to a change in product mix toward higher priced products. The decrease in rear-projection cube volumes sold was a result of continued customer transition from rear-projection cube format to LCD panels. The increase in rear-projection cube average selling prices was due primarily to a change in product mix from lamp-based cubes to LED-based cubes as well as toward larger format and high definition rear-projection cubes. The increase in volumes sold of desktop monitors was due to increased demand in the first six months of 2013 as compared to the first six months of 2012, which was partially a result of lower ASPs. The decrease in average selling prices was due to a change in product mix to lower-priced offerings as well as efforts to decrease inventory levels as compared to the first six months of 2012. The increase in touch monitor volumes sold was due primarily to increased demand for touch-based solutions as the number of available touch-based applications increase. The decrease in touch monitor average selling prices was due to a general decline in the selling prices of these products as certain product offerings mature. The increase in volumes sold of tiled LCD video wall systems, including Matrix and Mosaic, was due primarily to increased demand for indoor video wall systems as customers continue to transition toward digital signage products and as the Company expands product offerings and the number of resellers who sell its products to end users. The decrease in average selling prices of tiled LCD video wall systems was due to changes in product mix and a decline in the selling prices of certain older products, which were partially offset by higher selling prices for new product offerings. The increase in volumes sold and average selling prices of LCD commercial flat panels was due primarily to increased product offerings available during the first six months of 2013 as compared to the first six months of 2012 as well as a change in product mix toward products with higher ASPs.

Sales by Geographic Region

					% of Total Sales
	Three months ended				Three months ended
	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change	Mar. 29, 2013	Mar. 30, 2012
	(In millions, except percentages)
Domestic (United States) sales	$29.9	$27.2	$2.7	10.1%	75.9%	72.3%
International sales	9.5	10.4	(0.9)	-8.8%	24.1%	27.7%

Total sales	$39.4	$37.6	$1.8	5.1%

Domestic (United States) sales increased $2.7 million or 10.1% to $29.9 million in the second quarter of 2013 from $27.2 million in the second quarter of 2012. The increase in domestic sales for the three months ended March 29, 2013 was due primarily to an increase in sales of digital signage products, which were partially offset by a decrease in sales of commercial and industrial products. The increase in domestic digital signage product sales and the decrease in domestic commercial and industrial sales were due primarily to the reasons discussed in the preceding section for sales for the three months ended March 29, 2013. International sales decreased $0.9 million or 8.8% to $9.5 million in the second quarter of 2013 from $10.4 million in the second quarter of 2012. The decrease in international sales for the three months ended March 29, 2013 was due primarily to a decrease in sales of commercial and industrial products, including EL and rear-projection cubes, which was partially offset by an increase in sales of digital signage products. The decrease in international sales was led by a decrease in sales in the Asia Pacific region, which was partially offset by an increase in sales to the Europe, Middle East, and Africa (EMEA) region. The decrease in Asia Pacific sales was due primarily to lower volumes sold of EL displays following the sale of the assets and liabilities related to the EL product line in the first quarter of 2013, as well as lower volumes sold of rear-projection cubes, which have historically been a significant portion of Asia Pacific revenues. The increase in sales in the EMEA region was due primarily to increased sales of rear-projection cubes and tiled LCD video wall systems in the second quarter of 2013 as compared to the second quarter of 2012. As a percentage of sales, international sales decreased to 24.1% in the second quarter of 2013 from 27.7% in the second quarter of 2012. The Company does not have material sales to any particular country outside the United States.

					% of Total Sales
	Six months ended				Six months ended
	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change	Mar. 29, 2013	Mar. 30, 2012
	(In millions, except percentages)
Domestic (United States) sales	$62.4	$60.2	$2.2	3.8%	74.7%	70.6%
International sales	21.2	25.1	(3.9)	-15.5%	25.3%	29.4%

Total sales	$83.6	$85.3	$(1.7)	-1.9%

Domestic (United States) sales increased $2.2 million or 3.8% to $62.4 million in the first six months of 2013 from $60.2 million in the first six months of 2012. The increase in domestic sales for the six months ended March 29, 2013 was due primarily to an increase in sales of digital signage products, including significant growth in tiled LCD video wall systems, which were partially offset by a decrease in sales of commercial and industrial products. The increase in domestic digital signage product sales and decrease in domestic commercial and industrial sales were due primarily to the reasons discussed in the preceding section for sales for the six months ended March 29, 2013. International sales decreased $3.9 million or 15.5% to $21.2 million in the first six months of 2013 from $25.1 million in the first six months of 2012. The decrease in international sales for the six months ended March 29, 2013 was due to a decrease in sales in the Asia Pacific region, which was partially offset by an increase in sales to the EMEA region. The decrease in Asia Pacific sales and the increase in EMEA sales were due the changes discussed above for the second quarter of 2013. As a percentage of sales, international sales decreased to 25.3% in the first six months of 2013 from 29.4% in the first six months of 2012.

Gross Profit

	Three months ended				Six months ended
	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Gross profit	$8.0	$7.2	$0.8	11.2%	$19.0	$17.7	$1.3	7.4%
Gross profit margin	20.3%	19.2%	—	110 bps	22.7%	20.8%	—	190 bps

Gross profit as a percentage of sales increased to 20.3% in the second quarter of 2013 from 19.2% in the second quarter of 2012. Total gross profit increased $0.8 million or 11.2% to $8.0 million in the second quarter of 2013 as compared to $7.2 million in the second quarter of 2012. The increase was due primarily to changes in product mix to higher margin products as well as lower labor and overhead expenses, which were partially a result of the sale of the assets and liabilities associated with the EL product line in the first quarter of 2013.

In the first six months of 2013 gross profit as a percentage of sales increased to 22.7% from 20.8% in the first six months of 2012. Total gross profit increased $1.3 million or 7.4% to $19.0 million in the first six months of 2013 as compared to $17.7 million in the first six months of 2012. The increase in gross profit for the six months-ended March 29, 2013 was primarily due to changes in product mix toward higher margin products and increased overhead absorption, as well as due to lower estimates of existing inventory value related to certain end-of-life products in the first six months of 2012 that were not repeated in the first six months of 2013.

Research and Development

	Three months ended				Six months ended
	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Research and development, net	$1.8	$2.8	$(1.0)	-33.9%	$3.9	$5.5	$(1.6)	-29.7%
% of sales	4.6%	7.4%	—	(280) bps	4.6%	6.4%	—	(180) bps

Net research and development expenses decreased $1.0 million or 33.9% to $1.8 million in the second quarter of 2013 from $2.8 million in the second quarter of 2012. Net research and development expenses decreased $1.6 million or 29.7% to $3.9 million in the first six months of 2013 from $5.5 million in the first six months of 2012. The decreases for both the three and six months ended March 29, 2013 were primarily due to lower headcount as well as efforts to reduce expenditures in this area as the Company decreases the number of custom projects for customers and focuses research and development expenses on growing digital signage product offerings.

As a percentage of sales, net research and development expenses decreased to 4.6% in the second quarter of 2013 as compared to 7.4% in the second quarter of 2012. The decrease was due to both decreased expenditures and increased sales in the quarter. As a percentage of sales, net research and development expenses decreased to 4.6% in the first six months of 2013 as compared to 6.4% in the first six months of 2012. The decrease was due primarily to net research and development expenses decreasing at a faster rate than the decline in sales in that period.

Sales and Marketing

	Three months ended				Six months ended
	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Sales and marketing	$5.0	$6.7	$(1.7)	-24.8%	$10.1	$13.6	$(3.5)	-25.9%
% of sales	12.8%	17.9%	—	(510) bps	12.1%	16.0%	—	(390) bps

Sales and marketing expenses decreased $1.7 million or 24.8% to $5.0 million in the second quarter of 2013 as compared to $6.7 million in the second quarter of 2012. Sales and marketing expenses decreased $3.5 million or 25.9% to $10.1 million in the first six months of 2013 from $13.6 million in the first six months of 2012. The decrease for both the three and six months ended March 29, 2013 were primarily due to lower sales commissions and headcount, which were partially offset by increased program spending as compared to the same periods in the prior year.

As a percentage of sales, sales and marketing expenses decreased to 12.8% in the second quarter of 2013 as compared to 17.9% in the same period of the prior year. The decrease in sales and marketing expense, as a percentage of sales, was primarily the result of lower sales and marketing expenses due to the reasons discussed above as well as an increase in sales versus the second quarter of 2012. In the first six months of 2013, sales and marketing expenses were 12.1% of sales as compared to 16.0% of sales in the first six months of 2012. The decrease in sales and marketing expenses as a percentage of revenue in the first six months of 2013 was the result of sales and marketing expenses decreasing at a faster rate than the decline in sales in that period.

General and Administrative (G&A)

	Three months ended				Six months ended
	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
General and administrative	$2.9	$3.7	$(0.8)	-21.3%	$6.3	$7.8	$(1.5)	-18.7%
% of sales	7.4%	9.9%	—	(250) bps	7.6%	9.1%	—	(150) bps

General and administrative expenses decreased $0.8 million or 21.3% to $2.9 million in the second quarter of 2013 from $3.7 million in the second quarter of 2012. The decrease in general and administrative expenses was primarily due to decreases in headcount, which was partially offset by higher compensation-related items, including share-based compensation. General and administrative expenses were $6.3 million in the first six months of 2013 as compared to $7.8 million in the first six months of 2012. The $1.5 million or 18.7% decrease was due primarily to decreases in headcount and a general decrease in expenditures as a result of the Company’s efforts to control costs and the sale of the assets and liabilities related to the EL product line, which led to lower headcount.

As a percentage of sales, general and administrative expenses decreased to 7.4% in the second quarter of 2013 as compared to 9.9% in the second quarter of 2012. For the first six months of 2013, general and administrative expenses decreased to 7.6% as a percentage of sales from 9.1% in the first six months of 2012. The decreases in general and administrative expenses as a percentage of sales in the three and six months ended March 29, 2013 were primarily due to the reasons discussed above.

Amortization of Intangible Assets

	Three months ended				Six months ended
	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Amortization	$0.1	$0.2	$(0.1)	-15.4%	$0.3	$0.4	$(0.1)	-15.7%
% of sales	0.4%	0.5%	—	(10) bps	0.4%	0.4%	—	—

Expenses for the amortization of intangible assets were $0.1 million and $0.2 million in the second quarters of 2013 and 2012, respectively. In the first six months of 2013, amortization expenses were $0.3 million as compared to $0.4 million in the same period of 2012. The decrease in amortization expenses for the three and six months ended March 29, 2013 as compared to the three and six months ended March 30, 2012 was the result of certain intangible assets that became fully amortized in the fourth quarter of 2012 and, as such, had no related amortization expense in the first six months of 2013.

Restructuring Charges

	Three months ended				Six months ended
	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Restructuring charges	$—	$0.5	$(0.5)	-100.0%	$0.2	$0.5	$(0.3)	-62.5%
% of sales	—	1.4%	—	(140) bps	0.2%	0.6%	—	(40) bps

No restructuring charges were incurred in the second quarter of 2013. Restructuring charges were $0.5 million in the second quarter of 2012. In the first six months of 2013, the Company recorded $0.2 million in net restructuring charges as compared to $0.5 million in the first six months of 2012. As discussed in Note 5—Restructuring Charges, the charges consisted primarily of severance benefits estimated for the termination of certain employees who performed manufacturing and general and administrative functions for the Company.

Loss on Sales of Assets

	Three months ended				Six months ended
	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Loss (gain) on sale of assets	$(0.2)	$—	$(0.2)	—	$1.3	$—	$1.3	—
% of sales	0.4%	—	—	(40) bps	1.6%	—	—	160 bps

During the first quarter of 2013, the Company sold the assets and liabilities associated with the EL product line. As discussed in Note 9—Loss on Sale of Assets, the Company recorded a $1.5 million loss on the sale during the first quarter of 2013, which was adjusted to $1.3 million in the second quarter of 2013 as a result of additional cash consideration received from the buyer.

Total Operating Expenses

	Three months ended				Six months ended
	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Total operating expenses	$9.8	$13.9	$(4.1)	-29.6%	$22.1	$27.8	$(5.7)	-20.5%
% of sales	24.7%	36.9%	—	(1,220) bps	26.4%	32.6%	—	(620) bps

Total operating expenses decreased $4.1 million or 29.6% to $9.8 million in the second quarter of 2013 from $13.9 million in the same period of the prior year. The decrease in operating expenses was the result of decreases in each category of operating expenses, as well as the gain recognized on the sale of the assets and liabilities related to the Company’s EL product line. In the first six months of 2013, total operating expenses decreased $5.7 million or 20.5% to $22.1 million as compared to $27.8 million in the same period of 2012. The decrease in total operating expenses was primarily due to decreases in general and administrative expenses, sales and marketing expenses, research and development expenses, restructuring charges, and the amortization of intangible assets, which were partially offset by the loss recognized on the sale of the assets and liability related to the Company’s EL product line. The decreases in operating expenses in both the three and six months ended March 29, 2013 as compared to the same periods in the prior year were due to the reasons discussed above.

As a percentage of sales, total operating expenses decreased to 24.7% in the second quarter of 2013 from 36.9% in the second quarter of 2012. The decrease in total operating expenses as a percentage of sales was primarily the result of the decrease in operating expenses and an increase in sales versus the same period of the prior year. As a percentage of sales, total operating expenses were 26.4% in the first six months of 2013 compared to 32.6% in the first six months of 2012. The decrease is primarily a result of operating expenses decreasing at a faster rate than sales in the period.

Non-operating Income and Expense

	Three months ended			Six months ended
	Mar. 29, 2013	Mar. 30, 2012	$ Change	Mar. 29, 2013	Mar. 30, 2012	$ Change
	(In millions)
Interest, net	$—	$—	$—	$—	$—	$—
Foreign exchange, net	0.1	(0.2)	0.3	—	0.3	(0.3)
Other, net	0.2	0.3	(0.1)	0.3	0.3	00

Total non-operating income (expense)	$0.3	$0.1	$0.2	$0.3	$0.6	$(0.3)

Non-operating income and expense includes interest income, interest expense, net foreign exchange gain or loss and other income or expense. Net interest income in the second quarter of 2013 was $48 thousand as compared to $6 thousand in the second quarter of 2012. Net interest income was $65 thousand in the first six months of 2013 as compared to $6 thousand in the first six months of 2012.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign exchange gains and losses amounted to a net gain of $0.1 million in the second quarter of 2013 and a net loss of $0.2 million in the second quarter of 2012. For the first six months of 2013, foreign currency exchange gains and losses amounted to a net loss of $13 thousand as compared to a net gain of $0.3 million in the same period of the prior year.

Net other income was $0.2 million in the second quarter of 2013 as compared to net other income of $0.3 million in the same period of 2012. Net other income was $0.3 million in each of the first six months of 2013 and 2012.

Provision for Income Taxes

In the second quarter of 2013 the Company recorded an income tax benefit of $0.1 million on a pretax loss of $1.4 million, resulting in an effective tax rate of 9.9%. Comparatively, the Company recorded an income tax expense of $0.1 million on a pretax loss of $6.5 million in the second quarter of 2012, resulting in an effective tax rate of negative 1.9%. The tax benefit recorded in the second quarter of 2013 was generated by tax benefits in certain foreign jurisdictions, partially offset by tax expense in certain foreign jurisdictions and state taxes. Comparatively, the tax expense of $0.1 million for second quarter of 2012 was driven by tax expense in certain foreign jurisdictions and state taxes, settlement of a foreign tax audit, and the establishment of a valuation allowance on Finnish deferred tax assets, which were partially offset by the release of uncertain tax positions relating to research credits.

The effective tax rates for the six months ended March 29, 2013 and March 30, 2012 were negative 1.6% and negative 4.1%, respectively. The difference between the effective tax rate and the federal statutory tax rate for the six months ended March 29, 2013 is due primarily to the valuation allowance on the Company’s U.S. and Finnish deferred tax assets, the provision for taxes in certain foreign jurisdictions and state income taxes, partially offset by the generation of tax benefits in certain foreign jurisdictions. The difference between the effective tax rate and the federal statutory rate for the six months ended March 30, 2012 was due primarily to a valuation allowance on the Company’s U.S. and Finnish deferred tax assets, the provision for state income taxes, and the settlement of a French tax audit, which were partially offset by a tax benefit recognized as a result of the expiration of statute of limitations on uncertain tax positions relating to research credits. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pretax financial results, the effective tax rate can change materially based on small variations of income.

Net Loss

	Three months ended				Six months ended
	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change	Mar. 29, 2013	Mar. 30, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Net loss	$(1.3)	$(6.7)	$(5.4)	-80.8%	$(2.8)	$(9.9)	$(7.1)	-72.0%
% of sales	-3.2%	-17.8%	—	(1,460) bps	-3.3%	-11.6%	—	(830) bps
Net loss per share basic and diluted	(0.06)	(0.33)			(0.13)	(0.49)

In the second quarter of 2013 net loss was $1.3 million or $0.06 per basic and diluted share, as compared to net loss of $6.7 million or $0.33 per basic and diluted share in the second quarter of 2012. In the first six months of 2013, net loss was $2.8 million or $0.13 per basic and diluted share, as compared to net loss of $9.9 million or $0.49 per basic and diluted share in the first six months of 2012.

Liquidity and Capital Resources

Net cash used in operating activities was $7.4 million in the first six months of 2013 as compared to $5.2 million in the first six months of 2012. Net cash used in operating activities in the first six months of 2013 primarily relates to the net loss incurred in the period and increases in inventories and accounts receivable, as well as a decrease in other liabilities. These uses of cash were partially offset by an increase in accounts payable and non-cash charges including depreciation and amortization, share based compensation, restructuring charges, and the loss on the sale of assets and liabilities related to the Company’s EL product line, which do not result in a current cash outlay.

Working capital decreased $4.9 million to $36.6 million at March 29, 2013 from $41.5 million at September 28, 2012. The decrease in working capital was due primarily to decreases in cash and inventories and an increase in accounts payable, which were partially offset by a decrease in other current liabilities and increases accounts receivable and other current assets. Current assets decreased $6.6 million to $64.6 million at March 29, 2013 as compared to $71.2 million at September 28, 2012. The decrease in current assets was due primarily to decreases in cash and inventories. Cash decreased $4.9 million due primarily to the net cash used in operating activities, partially offset by the net cash provided by investing and financing activities. Inventories decreased $2.1 million as increased purchases were more than offset by the sale of EL related inventories to Beneq. Accounts receivable increased $0.2 million as a result of the timing of sales and cash receipts in the second quarter of 2013, partially offset by the sale of EL related accounts receivable to Beneq as part of the sale of EL assets and liabilities in the first quarter of 2013. Current liabilities decreased $1.8 million to $27.9 million at March 29, 2013 as compared to $29.7 million at September 28, 2012. The decrease was due primarily to decreases in other current liabilities, partially offset by an increase in accounts payable. The decrease in other current liabilities of $3.8 million was due primarily to payment of, and other reductions in, certain compensation related liabilities and payment of severance arrangements, which were accrued in prior periods. The $1.8 million increase in accounts payable was due to the timing of payments made to the Company’s vendors, partially offset by the sale of EL related accounts payable to Beneq.

The Company’s credit agreement was amended on November 16, 2012 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of March 29, 2013 the Company’s borrowing capacity was $10.3 million, of which $1.9 million was committed through standby letters of credit related to the Company’s capital lease obligations. The credit agreement, as amended, has an interest rate of LIBOR + 1.75%, expires on December 1, 2013 and performance of all of the Company’s obligations, thereunder, including repayment of borrowings, is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of March 29, 2013 and September 28, 2012. The credit agreement contains certain financial covenants, with which the Company was in compliance as of March 29, 2013.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU No. 2013-02 effectively replaces the requirements previously included in ASU 2011-05 and 2011-12. ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. As this ASU relates only to disclosure requirements, the Company does not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended March 29, 2013 that could significantly affect the Company’s internal controls over financial reporting.

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

The Company has aging information systems hardware and software, and capital investment and management attention will be required to replace such systems.

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

The Company has intangible assets recorded on the balance sheet as a result of the acquisition of Clarity Visual Systems, Inc. that relate primarily to developed technology, patents, and customer relationships. The initial value of intangible assets recorded at the time of acquisition represented the Company’s estimate of the net present value of future cash flows which can be derived from the intangible assets over time, and is amortized over the estimated useful life of the underlying assets. The remaining $0.3 million of the intangible assets represents customer relationships and will be amortized over the remaining useful lives of the respective assets of approximately 0.5 years and could, in the future, experience additional impairment. The estimated undiscounted future cash flows of the intangible assets are evaluated when a triggering event is identified, and if it becomes apparent that these estimates will not be met, a reduction in the value of intangible assets will be required. A determination of impairment of intangible assets could result in a charge to operations in a period in which an impairment loss is recognized. While such a charge would not have an effect on the Company’s cash flows, it would impact the net income in the period it was recognized.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company’s amended and restated credit agreement, as amended on November 16, 2012, has a maximum borrowing capacity of $12.0 million and expires on December 1, 2013. As of March 29, 2013 there were no amounts outstanding under this credit agreement; however $1.9 million was committed through standby letters of credit related to the Company’s capital lease obligations. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security for the performance of the Company’s obligations under its credit agreement, which includes certain financial covenants, as discussed in Note 8—Borrowings in the Notes to the Consolidated Financial Statements in this Report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2013. If the Company were unable to renew or extend this agreement, the Company may need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets. In addition, the Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations as may be required.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $1.14 to $2.41. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

PLANAR SYSTEMS, INC. (Registrant)

DATE: May 13, 2013	/S/ RYAN W. GRAY
Ryan W. Gray
Vice President and Chief Financial Officer