Form 10-Q
period 2013-06-28
PLANAR SYSTEMS INC
filed 2013-08-09
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the Quarter Ended June 28, 2013

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

Number of common stock outstanding as of August 5, 2013

21,300,283 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Jun. 28, 2013	Sept. 28, 2012
	(unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$13,412	$17,768
Accounts receivable, net of allowance for doubtful accounts of $496 at June 28, 2013 and $535 at September 28, 2012	16,857	18,604
Inventories (Note 2)	31,349	31,984
Other current assets	3,101	2,829

Total current assets	64,719	71,185
Property, plant and equipment, net	6,953	3,554
Intangible assets, net	123	565
Other assets	6,410	6,580

	$78,205	$81,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,024	$11,686
Current portion of capital leases	745	449
Deferred revenue	1,789	1,659
Other current liabilities (Notes 5 and 6)	13,084	15,915

Total current liabilities	30,642	29,709
Capital leases, less current portion	623	545
Other long-term liabilities (Note 5)	5,679	5,111

Total liabilities	36,944	35,365
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 20,983,617 and 20,354,300 issued shares at June 28, 2013 and September 28, 2012, respectively	185,900	184,556
Retained deficit	(141,472)	(134,751)
Accumulated other comprehensive loss	(3,167)	(3,286)

Total shareholders’ equity	41,261	46,519

	$78,205	$81,884

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	Jun. 28, 2013	Jun. 29, 2012	Jun. 28, 2013	Jun. 29, 2012
Sales	$37,485	$44,704	$121,101	$129,954
Cost of sales	29,359	34,895	93,954	102,427

Gross profit	8,126	9,809	27,147	27,527
Operating expenses:
Research and development, net	1,620	2,319	5,475	7,805
Sales and marketing	4,819	6,019	14,923	19,662
General and administrative	2,833	3,167	9,159	10,947
Amortization of intangible assets	147	175	442	525
Restructuring (Note 5)	2,407	—	2,601	518
Loss on sale of assets (Note 9)	—	—	1,314	—

Total operating expenses	11,826	11,680	33,914	39,457

Loss from operations	(3,700)	(1,871)	(6,767)	(11,930)
Non-operating income (expense):
Interest, net	39	1	104	7
Foreign exchange, net	(1)	260	(14)	523
Other, net	166	129	462	450

Net non-operating income	204	390	552	980

Loss before income taxes	(3,496)	(1,481)	(6,215)	(10,950)
Provision for income taxes (Note 7)	71	212	114	604

Net loss	(3,567)	(1,693)	(6,329)	(11,554)

Net loss per share
Basic and diluted	$(0.17)	$(0.08)	$(0.31)	$(0.58)

Average shares outstanding—basic and diluted	20,899	20,219	20,672	20,024

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Jun. 28, 2013	Jun. 29, 2012	Jun. 28, 2013	Jun. 29, 2012
	(In thousands)		(In thousands)
Net loss	$(3,567)	$(1,693)	$(6,329)	$(11,554)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	190	(858)	119	(1,454)

Comprehensive loss	$(3,377)	$(2,551)	$(6,210)	$(13,008)

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	Jun. 28, 2013	Jun. 29, 2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,329)	$(11,554)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,457	2,119
Restructuring charges	2,601	518
Deferred taxes	—	199
Loss on sale of assets	1,314	—
Share based compensation	1,160	1,065
Net reduction in carrying amounts of certain assets and liabilities	(491)	—
Lease incentives	—	151
Decrease in accounts receivable, net	168	3,502
(Increase) decrease in inventories	(6,081)	5,563
(Increase) decrease in other assets	(449)	716
Increase (decrease) in accounts payable	3,771	(2,038)
Increase (decrease) in deferred revenue	126	(316)
Decrease in other liabilities	(3,001)	(2,593)

Net cash used in operating activities	(5,754)	(2,668)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,819)	(2,689)
Purchase of leasehold improvements reimbursed by landlord	—	(151)
Proceeds from sale of assets	4,145	—

Net cash provided by (used in) investing activities	1,326	(2,840)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease	1,017	459
Payments of capital lease obligations	(771)	(80)
Value of shares withheld for tax liability	(392)	(386)
Net proceeds from issuance of capital stock	184	130

Net cash provided by financing activities	38	123
Effect of exchange rate changes on cash	34	(599)

Net decrease in cash	(4,356)	(5,984)
Cash at beginning of period	17,768	22,231

Cash at end of period	$13,412	$16,247

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

NOTE 2 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Jun. 28, 2013	Sept. 28, 2012
Raw materials	$16,539	$16,249
Work in process	140	1,485
Finished goods	14,670	14,250

	$31,349	$31,984

NOTE 3 – EARNINGS PER SHARE

Weighted average basic and diluted shares outstanding for the three and nine months ended June 28, 2013 were 20,899,000 and 20,672,000, respectively. Weighted average basic and diluted shares outstanding for the three and nine months ended June 29, 2012 were 20,219,000 and 20,024,000, respectively. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC”) Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and nonvested shares, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options or nonvested shares as of June 28, 2013 and June 29, 2012, respectively, due to the Company incurring a net loss for each of the three and nine months then ended.

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

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding at September 28, 2012	951,467	$9.65
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(115,111)	11.39

Options outstanding at June 28, 2013	836,356	$9.41

All options outstanding at June 28, 2013 were exercisable. As of June 28, 2013, the total pretax intrinsic value of options outstanding and options exercisable was $0 and the options had a weighted average remaining contractual term of 1.8 years.

Restricted Stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718, “Compensation – Stock Compensation”). Shares issued generally vest over a one to three year period upon the passage of time, or upon meeting objective performance conditions.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 28, 2012	1,316,671	$2.45
Granted	913,000	1.44
Vested	(707,291)	2.35
Canceled	(26,166)	1.96

Restricted stock outstanding at June 28, 2013	1,496,214	$1.89

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (“ESPP” or “the Plan”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. As of June 28, 2013, approximately 610,000 shares remained available for purchase.

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payment awards and employee stock purchases for the three and nine months ended June 28, 2013 and June 29, 2012. The expense was allocated as follows:

	Three Months Ended Jun. 28, 2013	Three Months Ended Jun. 29, 2012	Nine Months Ended Jun. 28, 2013	Nine Months Ended Jun. 29, 2012
Cost of sales	$22	$32	$75	$68

Research and development	$—	$36	$82	$99
Sales and marketing	61	58	212	113
General and administrative	208	286	791	785

Share based compensation expense included in operating expenses	$269	$380	$1,085	$997

Share based compensation expense related to employee stock options, restricted stock awards and employee stock purchase plan	$291	$412	$1,160	$1,065

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

NOTE 5 – RESTRUCTURING CHARGES

In the third quarter of 2013, the Company consolidated its two assembly and integration facilities in the United States into a single facility. This action resulted in a net restructuring charge of $2,407 and a liability of $2,649 related to the estimated present value of the remaining lease payments on the vacated facility less an assumption for sublease income. The $2,649 liability is comprised of $546 of existing lease related liabilities and restructuring charges of $2,103. The remaining $304 of net restructuring charges relate to reductions in the carrying amounts of leasehold improvements and other property, plant, and equipment disposed of as part of the consolidation. In the first quarter of 2013, the Company recorded $194 in restructuring charges related to severance benefits estimated for the termination of certain employees who performed manufacturing and general and administrative functions at the Company’s facility in Finland.

No restructuring charges were incurred in the third quarter of 2012. For the nine months ended June 29, 2012, the Company recorded $518 in net restructuring charges. The Company recorded $575 in charges related to the severance benefits estimated for the termination of certain employees who performed manufacturing, engineering, sales, marketing, and general and administrative functions. During the second quarter of 2012 the Company also determined that severance benefits related to previously recorded charges would be less than initially estimated and reduced the liability to reflect the current estimate of amounts to be paid. This revision was recorded as a $57 reduction in operating expenses in the second quarter of 2012.

Restructuring charges related to previously recorded charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities	Other Long-term Liabilities
Balance as of September 28, 2012	$583	$68	$—
Additional charges	194	793	1,310
Reclassification of existing deferred rent liabilities	—	—	546
Cash paid	(700)	(165)	—

Balance as of June 28, 2013	$77	$696	$1,856

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Jun. 28, 2013	Sept. 28, 2012
Warranty reserve	$3,653	$3,827
Accrued compensation	2,715	5,391
Other	6,716	6,697

Total	$13,084	$15,915

The Company provides a warranty for its products and establishes an allowance at the time of sale which the Company believes, based on its best estimates, is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

A reconciliation of the changes in the warranty reserve is as follows:

	Jun. 28, 2013
	Three Months Ended	Nine Months Ended
Balance at beginning of period	$3,716	$3,827
Cash paid for warranty repairs	(952)	(2,915)
Provision for current period sales	889	2,741

Balance at end of period	$3,653	$3,653

NOTE 7 – INCOME TAXES

The provision for income taxes for the third quarter of 2013 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision for income taxes is the result of a mix of profits (losses) the Company and its subsidiaries generate in tax jurisdictions with a broad range of income tax rates. The tax provision of $71 for the three months ended June 28, 2013 was driven by expenses in certain foreign jurisdictions and state taxes. The provision of $114 for the nine months ended June 28, 2013 was generated by a mix of tax expense in foreign jurisdictions and state taxes, which was partially offset by benefits in certain foreign jurisdictions.

For the three months ended June 28, 2013 the effective tax rate of negative 2.0% differs from the federal statutory rate due the effects of the Company’s operations in foreign jurisdictions and to the valuation allowance on U.S. and Finnish losses. The negative effective tax rate of 14.2% for the three months ended June 29, 2012 differed from the federal statutory rate largely as a result of the Company’s valuation allowance on its U.S. net operating losses, the effects of the Company’s operations in foreign jurisdictions with different tax rates, and the provision for state income taxes.

The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. In the second quarter of fiscal 2012 the Company recorded a valuation allowance against its Finnish deferred tax assets due its cumulative three year operating loss in Finland. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its U.S. deferred tax assets. As of June 28, 2013 the Company continues to place a valuation allowance on its U.S. and Finnish deferred tax assets. While a valuation allowance is still in place for financial statement purposes as of June 28, 2013, the valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

The Company is subject to taxation primarily in the United States, Finland, and France, as well as in certain states (including Oregon and California) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has settled with the Internal Revenue Service on their examination of all United States federal income tax matters through fiscal year 2008. The Company has also settled the examination of its Finnish tax returns for all tax years through 2006. In January 2011 the French tax authority began a routine examination of the Company’s French tax returns for fiscal years 2009 and 2010, which was settled in the second quarter of 2012. The Company does not anticipate total gross unrecognized tax benefits will significantly change, either as a result of full or partial settlement of audits or the expiration of statutes of limitations within the next 12 months.

NOTE 8 – BORROWINGS

The Company’s credit agreement was amended on November 16, 2012 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of June 28, 2013 the Company’s borrowing capacity was $9.8 million, of which $1.9 million was committed through standby letters of credit related to the Company’s capital lease obligations. The credit agreement, as amended, has an interest rate of LIBOR + 1.75%, expires on December 1, 2013 and performance of all of the Company’s obligations, thereunder, including repayment of borrowings, is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of June 28, 2013 and September 28, 2012. The credit agreement contains certain financial covenants, with which the Company was in compliance as of June 28, 2013.

NOTE 9 – LOSS ON SALE OF ASSETS

In the first quarter of 2013 the Company sold the assets and liabilities associated with EL product line to Beneq Products Oy (“Beneq”) for a base sale price of $6.5 million, of which $3.9 million was paid in cash at closing, with the remaining $2.6 million held as a promissory note and included in other assets as of December 28, 2012 and June 28, 2013. The term of the note is five years with payments due annually beginning on November 30, 2014. The note accrues interest at 8% annually in the first year and 15% annually thereafter. The transaction terms also provide for up to $3.5 million in additional cash consideration, which may be earned based upon the EL business achieving certain financial results in calendar years 2013 through 2015. As a result of this transaction the Company recorded a loss on sale of $1.5 million. During the second quarter of 2013, the Company received an additional $0.2 million in cash consideration as a result of a purchase price adjustment. This resulted in the adjustment of the loss on sale to $1.3 million. The loss recognized includes transaction costs that were comprised primarily of legal and other professional services fees. The transaction provides transition services, including IT, infrastructure, sales and operations services, between the Company and Beneq for a period up to twelve months, ending no later than November 30, 2013. The sale of these assets and liabilities did not constitute a disposal of a component of the Company as defined by ASC Topic 205, “Presentation of Financial Statements.”

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

INTRODUCTION

Planar Systems, Inc. is a provider of digital display products, solutions and services for customers in a number of end-market segments. Products include display components, completed displays, and display solutions and systems based on a variety of flat panel and front- and rear-projection technologies. The Company has a global reach with sales offices in North America, Europe and Asia and manufacturing facilities in France and North America.

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

The Company’s Strategy

For over 30 years, Planar has been designing and bringing to market innovative display solutions. The Company has historically focused on customized or specialty display products and systems, generally in niche display markets where requirements are more stringent, innovation is valued, and the customer is not served or is underserved by the mass-market, commodity display providers. In recent years, the Company has been transitioning its focus, strategic direction, and resources to target the larger and faster-growing market for digital signage displays, where a variety of its customers use the Company’s tiled LCD systems and large format stand-alone signage monitors for digital signage applications in retail, airport, sports arena and stadium, hospitality, quick serve restaurant, corporate and higher-education venues, as well as in applications that have traditionally used customized or specialty display products and systems.

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

• Tiled LCD Systems (Matrix and Mosaic): Planar’s super narrow bezel LCD display systems allow customers to create flat, large video walls for a number of applications including ambience, advertising, architectural and brand promotion, and are being deployed in a large range of markets including retail, hospitality, commercial, sports venues and airports, as well as in markets traditionally served by rear-projection cubes, such as control rooms. Solutions utilize specialized LCD panels and “tile” them together using video processing to create large video wall displays. Products offered are well suited to these applications as they are designed for simple installation, easy and cost effective maintainability and off-boarding of power and video processing. The Company offers and supports a growing number of sizes and resolutions of super narrow bezel displays, including touch panels, that can be utilized in creating a wide variety of video wall solutions.

• Signage Monitors: Planar provides a line-up of commercial-grade LCD displays, including the recently launched zero bezel “UltraLux” and Ultra HD “UltraRes” product offerings, suitable for a wide range of digital signage uses. Included in this category are outdoor signage displays, transparent displays, and customized LCD signage solutions for customers with requirements which go beyond those available from off the shelf products.

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

• Desktop Monitor Displays: Planar capitalizes on its strong supply chain, logistics and distribution partnerships to sell a variety of primarily LCD-based displays to principally the United States marketplace.

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

Overview

The Company recorded sales of $37.5 million in the three months ended June 28, 2013 (the “third quarter of 2013”), which was a decrease of $7.2 million or 16.1% as compared to sales of $44.7 million in the three months ended June 29, 2012 (the “third quarter of 2012”). The decrease in sales in the third quarter of 2013 as compared to the third quarter of 2012 was primarily the result of a $9.5 million or 28.7% decrease in sales of commercial and industrial products to $23.4 million from $32.9 million. The decrease was partially offset by a $2.3 million or 18.7% increase in sales of digital signage products to $14.1 million in the third quarter of 2013 from $11.8 million in the third quarter of 2012. In the nine months ended June 28, 2013 (the “first nine months of 2013”), sales were $121.1 million, which was a decrease of $8.9 million or 6.8% as compared to sales of $130.0 million in the nine months ended June 29, 2012 (the “first nine months of 2012”). The decrease in sales in the first nine months of 2013 as compared to the first nine months of 2012 was due to a $23.1 million or 23.1% decrease in sales of commercial and industrial products to $76.7 million from $99.8 million. This decrease was partially offset by a $14.2 million or 46.9% increase in sales of digital signage products to $44.4 million in the first nine months of 2013 from $30.2 million in the first nine months of 2012. The decrease in sales for the three and nine months ended June 28, 2013 was due primarily to the sale of the assets and liabilities related to the EL product line in the first quarter of 2013.

Loss from operations in the third quarter of 2013 was $3.7 million as compared to $1.9 million in the third quarter of 2012. In the first nine months of 2013 loss from operations was $6.8 million as compared to $11.9 million in the first nine months of 2012. The increase in loss from operations in the three months ended June 28, 2013 was due primarily to a $2.4 million restructuring charge. The increase in operating expenses of $0.1 million in the third quarter of 2013 as compared to the third quarter of 2012 was due to the $2.4 million restructuring charge, which was partially offset by decreases in sales and marketing, net research and development, and general and administrative expenses. The improvement in loss from operations in the first nine months of 2013 as compared to the first nine months of 2012 was due primarily to a $5.6 million decrease in operating expenses, which was partially offset by a $0.4 million decrease in gross profit. The decrease in operating expenses in the first nine months of 2013 was due to decreases in expenses related to sales and marketing, research and development, general and administrative and amortization of intangible assets, which were partially offset by a $2.1 million increase in restructuring charges and the $1.3 million loss on the sale of assets and liabilities related to the Company’s EL product line. The decreases in sales and marketing, net research and development, and general and administrative expenses for the three and nine months ended June 28, 2013 from the same periods in the prior year were due to lower expenses as a result of the sale of the assets and liabilities related to the EL product line as well as further efforts to reduce operating costs.

Net loss was $3.6 million or $0.17 per basic and diluted share in the third quarter of 2013 as compared to a net loss of $1.7 million or $0.08 per basic and diluted share in the third quarter of 2012. In the first nine months of 2013 net loss was $6.3 million or $0.31 per basic and diluted share as compared to a net loss of $11.6 million or $0.58 per basic and diluted share in the first nine months of 2012. The increase in net loss for the third quarter of 2013 as compared to the third quarter of 2012 was due primarily to the increased loss from operations as discussed above. The improvement in net loss in the first nine months of 2013 as compared to the first nine months of 2012 was due primarily to the decreased loss from operations and a lower provision for income taxes.

In the third quarter of 2013, the Company experienced growth in key areas, including digital signage and touch monitor products. The Company continues to focus on driving growth in these areas by accessing new customers, expanding relationships, and by increasing product offerings. In the first nine months of fiscal 2013, the Company has developed and launched new products, including the Ultra HD “UltraRes” display, the “PS5580” narrow bezel LDC video wall display, and the 24-inch “Helium” Microsoft® Windows® 8 capable touch monitor. The Company believes that growth in demand in these key areas, coupled with continuing efforts to transform its cost structure, will position the Company to achieve revenue growth and improve profitability.

Sales

Sales for the Three Months Ended June 28, 2013

For the three months ended June 28, 2013, the Company’s sales decreased $7.2 million or 16.1% to $37.5 million from sales of $44.7 million for the three months ended June 29, 2012. The decrease was due to reduced sales of commercial and industrial products, which was partially offset by an increase in sales of digital signage products. The decrease in sales of commercial and industrial products of $9.5 million or 28.7% was due primarily to decreases in sales of EL displays following the sale of the assets and liabilities related to this product line in the first quarter of 2013. The decrease was also due to lower sales of rear-projection cubes, high-end home products, custom commercial and industrial products, and other commercial and industrial products, which were partially offset by increases in sales of touch monitors and desktop monitors. The increase in sales of digital signage products of $2.3 million or 18.7% was due primarily to increases in sales of signage monitors and tiled LCD systems. A summary of the major components of sales for the third quarter of 2013, including changes in sales from the third quarter of 2012 due to changes in volumes and average selling price (ASP) is as follows:

	Three Months Ended			%	% Change in	% Change in
	Jun. 28, 2013	Jun. 29, 2012	$ Change	Change	Volumes(1)	ASP(1)
	(In millions, except percentages)
Commercial and industrial sales
High-end home	$2.2	$3.9	$(1.7)	-43.1%	-57.7%	22.1%
Custom commercial and industrial	3.3	3.9	(0.6)	-15.5%	-44.1%	46.4%
Desktop monitors	9.2	8.4	0.8	9.8%	—	-2.6%
Rear-projection cubes	3.5	7.6	(4.1)	-54.4%	-62.7%	-42.6%
Touch monitors	5.0	3.8	1.2	30.0%	28.9%	-4.5%
Electroluminescent(2)	—	4.6	(4.6)	-100.0%	—	—
Other	0.2	0.7	(0.5)	-66.4%	—	—

Total commercial and industrial sales	23.4	32.9	(9.5)	-28.7%	—	—
Digital signage sales
Tiled LCD systems	9.5	9.1	0.4	4.7%	-2.8%	7.7%
Signage monitors	4.6	2.7	1.9	64.5%	255.4%	-53.7%

Total digital signage sales	14.1	11.8	2.3	18.7%	—	—

Total sales	$37.5	$44.7	$(7.2)	-16.1%	—	—

(1)	Due to the significant differences in volumes and ASP for each product category, changes in volumes and ASP have not been included for the “Other” categories or subtotals.
(2)	In the first quarter of 2013, the Company sold the assets and liabilities related to its EL product line.

For the three months ended June 28, 2013, the decrease in sales of EL displays was due to the sale of the assets and liabilities related to the Company’s EL product line during the first quarter of 2013, resulting in no sales during the third quarter of 2013. The decrease in volumes sold of rear-projection cubes was due to a decline in the number of orders shipped in the quarter as a result of continued customer transition from rear-projection cube format to tiled LCD systems, as well as lower sales order volume and the timing of customer demand for received orders. The decrease in ASPs of rear-projection cubes was due primarily to a change in product mix toward lower-priced offerings as compared to the third quarter of 2012. The decrease in high-end home product volumes sold was due to a continued decline in demand for high-end projection home theater systems. The increase in high-end home ASPs was due primarily to a change in product mix to include products with higher ASPs. The decrease in volumes sold of custom commercial and industrial products was due primarily to fewer custom orders as compared to the third quarter of 2012 while the increase in ASPs of custom commercial and industrial products was due to changes in product mix as certain custom products with higher ASPs shipped during the third quarter of 2013 relative to the third quarter of 2012. The increase in touch monitor volumes sold was due primarily to increased demand for touch-based solutions as demand for touch applications and the number of touch applications available in the market grows. The decrease in touch monitor ASPs was due to a change in product mix as newer products with lower ASPs were introduced to capture the growing demand for touch capabilities including demand generated by recent introduction of Microsoft® Windows® 8. Desktop monitor sales increased while volumes and ASP were nearly flat versus the third quarter of 2012. The increase in sales of desktop monitors was due to higher sales of accessories during the third quarter of 2013. The increase in volumes sold of signage monitors was due primarily to certain large orders that shipped during the third quarter of 2013. The increase was also due to additional product offerings available during the third quarter of 2013, including UltraLux monitors and touch capabilities for signage monitors, which were not available in the third quarter of 2012. The decrease in ASPs of signage monitors was due to a change in product mix versus the third quarter of 2012 as large orders of products with lower ASPs shipped during the third quarter of 2013. The decrease in volumes sold of tiled LCD systems was due to lower sales order volume and the timing of shipments of received orders. The increase in ASPs of tiled LCD systems was due to a change in product mix toward new products with higher ASPs.

Sales for the Nine Months Ended June 28, 2013

For the nine months ended June 28, 2013, the Company’s sales decreased $8.9 million or 6.8% to $121.1 million from sales of $130.0 million for the nine months ended June 29, 2012. The decrease was due to a reduction in sales commercial and industrial products, which was partially offset by an increase in sales of digital signage products. The decrease in sales of commercial and industrial products of $23.1 million or 23.1% was due primarily to decreases in sales of EL displays, rear-projection cubes, high-end home products, custom commercial and industrial products, other commercial and industrial products, and desktop monitors, which were partially offset by an increase in sales of touch monitors. The increase in sales of digital signage products of $14.2 million or 46.9% was primarily due to increases in sales of tiled LCD systems and signage monitors. A summary of the major components of sales for the first nine months of 2013, including changes in sales from the first nine months of 2012 due to changes in volumes and average selling price (ASP) is as follows:

	Nine Months Ended		$ Change	% Change	% Change in Volumes(1)	% Change in ASP(1)
	Jun. 28, 2013	Jun. 29, 2012
	(In millions, except percentages)
Commercial and industrial sales
High-end home	$7.7	$12.4	$(4.7)	-37.9%	-48.5%	13.6%
Custom commercial and industrial	7.9	9.6	(1.7)	-17.6%	-43.3%	39.7%
Desktop monitors	26.9	27.3	(0.4)	-1.3%	6.7%	-18.4%
Rear-projection cubes	15.9	22.0	(6.1)	-28.0%	-43.5%	-3.8%
Touch monitors	15.2	10.9	4.3	39.7%	43.0%	-2.4%
Electroluminescent(2)	2.3	15.5	(13.2)	-85.2%	-85.7%	3.4%
Other	0.8	2.1	(1.3)	-61.3%	—	—

Total commercial and industrial sales	76.7	99.8	(23.1)	-23.1%	—	—
Digital signage sales
Tiled LCD systems	32.7	23.8	8.9	37.4%	40.4%	-2.1%
Signage monitors	11.7	6.4	5.3	82.1%	232.1%	-45.1%

Total digital signage sales	44.4	30.2	14.2	46.9%	—	—

Total sales	$121.1	$130.0	$(8.9)	-6.8%	—	—

(1)	Due to the significant differences in volumes and ASP for each product category, changes in volumes and ASP have not been included for the “Other” categories or subtotals.
(2)	In the first quarter of 2013, the Company sold the assets and liabilities related to its EL product line.

For the nine months ended June 28, 2013, the decrease in volumes of EL displays sold was due primarily to the sale of the Company’s EL related assets and liabilities during the first quarter of 2013, resulting in significantly lower shipments during the first nine months of 2013 as compared to the first nine months of 2012. The decrease in rear-projection cube volumes sold was due primarily to lower sales order volumes in the first and third quarters of 2013, primarily as a result of continued customer transition from rear-projection cube format to LCD panels. The decrease in rear-projection cube ASPs was due primarily to a general decline in the selling prices of these products as customers transition to LCD panels and product offerings mature. The decrease in high-end home product volumes sold was due to a continued decline in demand for high-end projection home theater systems. The increase in high-end home ASPs was due primarily to a change in product mix to include products with higher ASPs. The decrease in custom commercial and industrial product volumes sold was due primarily to a decline in the quantity of custom orders while the increase in ASPs is due to certain products with higher ASPs that began shipping in the first nine months of 2013 versus the first nine months of 2012. The increase in volumes sold of tiled LCD systems was due to strong demand for indoor video wall systems. The decrease in ASPs of tiled LCD systems was due to changes in product mix and a decline in the selling prices of certain older products, which were partially offset by higher selling prices for new product offerings. The increase in volumes sold and decrease in ASPs of signage monitors was due primarily to changes in product mix, including orders of certain products with lower ASPs that shipped in higher volumes in the first nine months of 2013 than in the first nine months of 2012.

Sales by Geographic Region

					% of Total Sales
	Three Months Ended				Three Months Ended
	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change	Jun. 28, 2013	Jun. 29, 2012
	(In millions, except percentages)
Domestic (United States) sales	$30.3	$30.1	$0.2	0.7%	80.8%	67.3%
International sales	7.2	14.6	(7.4)	-50.7%	19.2%	32.7%

Total sales	$37.5	$44.7	$(7.2)	-16.1%

Domestic (United States) sales increased $0.2 million or 0.7% to $30.3 million in the third quarter of 2013 from $30.1 million in the third quarter of 2012. The increase in domestic sales for the three months ended June 28, 2013 was due primarily to an increase in sales of digital signage products, which was partially offset by a decrease in sales of commercial and industrial products. The increase in domestic digital signage product sales and the decrease in domestic commercial and industrial sales were due primarily to the reasons discussed in the preceding section for sales for the three months ended June 28, 2013. International sales decreased $7.4 million or 50.7% to $7.2 million in the third quarter of 2013 from $14.6 million in the third quarter of 2012. The decrease in international sales for the three months ended June 28, 2013 was due primarily to a decrease in sales of commercial and industrial products, including EL displays and rear-projection cubes, as well as a decrease in sales of digital signage products. The decrease in international sales was led by a decrease in sales in the Asia Pacific region, followed by a decrease in sales to the Europe, Middle East, and Africa (EMEA) region. The decrease in Asia Pacific sales was due primarily to lower volumes sold of rear-projection cubes, which have historically been a significant portion of Asia Pacific revenues, as well as lower volumes sold of EL displays following the sale of the assets and liabilities related to the EL product line in the first quarter of 2013. The decrease in sales in the EMEA region in the third quarter of 2013 as compared to the third quarter of 2012 was due primarily to decreased sales of EL displays and rear-projection cubes, partially offset by increases in sales of tiled LCD systems and signage monitors. As a percentage of sales, international sales decreased to 19.2% in the third quarter of 2013 from 32.7% in the third quarter of 2012. The Company does not have material sales to any particular country outside the United States.

					% of Total Sales
	Nine Months Ended				Nine Months Ended
	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change	Jun. 28, 2013	Jun. 29, 2012
	(In millions, except percentages)
Domestic (United States) sales	$92.7	$90.3	$2.4	2.7%	76.6%	69.4%
International sales	28.4	39.7	(11.3)	-28.5%	23.4%	30.6%

Total sales	$121.1	$130.0	$(8.9)	-6.8%

Domestic (United States) sales increased $2.4 million or 2.7% to $92.7 million in the first nine months of 2013 from $90.3 million in the first nine months of 2012. The increase in domestic sales for the nine months ended June 28, 2013 was due primarily to an increase in sales of digital signage products, including significant growth in signage monitors, which was partially offset by a decrease in sales of commercial and industrial products. The increase in domestic digital signage product sales and decrease in domestic commercial and industrial sales were due primarily to the reasons discussed in the preceding section for sales for the nine months ended June 28, 2013. International sales decreased $11.3 million or 28.5% to $28.4 million in the first nine months of 2013 from $39.7 million in the first nine months of 2012. The decrease in international sales for the nine months ended June 28, 2013 was due to a decrease in sales in the Asia Pacific region, followed by a decrease in sales to the EMEA region. The decrease in Asia Pacific sales was due primarily to lower volumes sold of rear-projection cubes and EL displays. The decrease in sales in the EMEA region in the first nine months of 2013 as compared to the first nine months of 2012 was due primarily to decreased sales of EL displays, partially offset by increases in sales of tiled LCD systems and signage monitors. As a percentage of sales, international sales decreased to 23.4% in the first nine months of 2013 from 30.6% in the first nine months of 2012.

Gross Profit

	Three Months Ended				Nine Months Ended
	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Gross profit	$8.1	$9.8	$(1.7)	-17.2%	$27.1	$27.5	$(0.4)	-1.4%
Gross profit margin	21.7%	21.9%	—	(20) bps	22.4%	21.2%	—	120 bps

Gross profit margin decreased to 21.7% in the third quarter of 2013 from 21.9% in the third quarter of 2012. Total gross profit decreased $1.7 million or 17.2% to $8.1 million in the third quarter of 2013 as compared to $9.8 million in the third quarter of 2012. The decrease in gross profit was due primarily to the decrease in sales.

In the first nine months of 2013 gross profit margin increased to 22.4% from 21.2% in the first nine months of 2012. Total gross profit decreased $0.4 million or 1.4% to $27.1 million in the first nine months of 2013 as compared to $27.5 million in the first nine months of 2012. The decrease in gross profit for the nine months ended June 28, 2013 was primarily due to the decrease in sales. The increase in gross profit margin for the nine months ended June 28, 2013 was due to reductions in labor and overhead costs and improved overhead absorption.

Research and Development, Net

	Three Months Ended				Nine Months Ended
	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Research and development, net	$1.6	$2.3	$(0.7)	-30.1%	$5.5	$7.8	$(2.3)	-29.9%
% of sales	4.3%	5.2%	—	(90) bps	4.5%	6.0%	—	(150) bps

Net research and development expenses decreased $0.7 million or 30.1% to $1.6 million in the third quarter of 2013 from $2.3 million in the third quarter of 2012. Net research and development expenses decreased $2.3 million or 29.9% to $5.5 million in the first nine months of 2013 from $7.8 million in the first nine months of 2012. The decreases for both the three and nine months ended June 28, 2013 were primarily due to lower headcount as well as efforts to reduce expenditures in this area as the Company decreases the number of custom projects for customers and focuses research and development efforts on growing digital signage product offerings.

As a percentage of sales, net research and development expenses decreased to 4.3% in the third quarter of 2013 as compared to 5.2% in the third quarter of 2012. As a percentage of sales, net research and development expenses decreased to 4.5% in the first nine months of 2013 as compared to 6.0% in the first nine months of 2012. The decrease in net research and development as a percentage of sales for the three and nine months ended June 28, 2013 was due primarily to net research and development expenses decreasing at a faster rate than the decline in sales in each period.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Sales and marketing	$4.8	$6.0	$(1.2)	-19.9%	$14.9	$19.7	$(4.8)	-24.1%
% of sales	12.9%	13.5%	—	(60) bps	12.3%	15.1%	—	(280) bps

Sales and marketing expenses decreased $1.2 million or 19.9% to $4.8 million in the third quarter of 2013 as compared to $6.0 million in the third quarter of 2012. Sales and marketing expenses decreased $4.8 million or 24.1% to $14.9 million in the first nine months of 2013 from $19.7 million in the first nine months of 2012. The decrease for both the three and nine months ended June 28, 2013 was primarily due to lower sales commissions, headcount, and advertising expenses as compared to the same periods in the prior year, partially a result of the sale of the assets and liabilities related to the EL product line.

As a percentage of sales, sales and marketing expenses decreased to 12.9% in the third quarter of 2013 as compared to 13.5% in the same period of the prior year. In the first nine months of 2013, sales and marketing expenses were 12.3% of sales as compared to 15.1% of sales in the first nine months of 2012. The decrease in sales and marketing expenses as a percentage of sales in the three and nine months ended June 28, 2013 was the result of sales and marketing expenses decreasing at a faster rate than the decline in sales in each period.

General and Administrative

	Three Months Ended				Nine Months Ended
	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
General and administrative	$2.8	$3.2	$(0.4)	-10.5%	$9.2	$10.9	$(1.7)	-16.3%
% of sales	7.6%	7.1%	—	50 bps	7.6%	8.4%	—	(80) bps

General and administrative expenses decreased $0.4 million or 10.5% to $2.8 million in the third quarter of 2013 from $3.2 million in the third quarter of 2012. The decrease in general and administrative expenses was due primarily to decreases in headcount and lower compensation-related items, including share-based compensation. General and administrative expenses were $9.2 million in the first nine months of 2013 as compared to $10.9 million in the first nine months of 2012. The $1.7 million or 16.3% decrease was due primarily to decreases in headcount and a general decrease in expenditures as a result of the Company’s efforts to control costs, as well as the sale of the assets and liabilities related to the EL product line, which led to lower headcount and overall expenditures.

As a percentage of sales, general and administrative expenses increased to 7.6% in the third quarter of 2013 as compared to 7.1% in the third quarter of 2012. The increase in general and administrative expenses as a percentage of sales was due to sales declining at a faster rate than expenses in the third quarter of 2013 as compared to the third quarter of 2012. In the first nine months of 2013, general and administrative expenses decreased to 7.6% as a percentage of sales from 8.4% in the first nine months of 2012. The decrease in general and administrative expenses as a percentage of sales in the nine months ended June 28, 2013 was primarily due to general and administrative expenses decreasing at a faster rate than the decrease in sales.

Amortization of Intangible Assets

	Three Months Ended				Nine Months Ended
	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Amortization of intangible assets	$0.1	$0.2	$(0.1)	-16.0%	$0.4	$0.5	$(0.1)	-15.8%
% of sales	0.4%	0.4%	—	—	0.4%	0.4%	—	—

Expenses for the amortization of intangible assets were $0.1 million and $0.2 million in the third quarters of 2013 and 2012, respectively. In the first nine months of 2013, amortization expenses were $0.4 million as compared to $0.5 million in the same period of 2012. The decrease in amortization expenses for the three and nine months ended June 28, 2013 as compared to the three and nine months ended June 29, 2012 was the result of certain intangible assets that became fully amortized in the fourth quarter of 2012 and, as such, had no related amortization expense in the first nine months of 2013.

Restructuring Charges

	Three Months Ended				Nine Months Ended
	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Restructuring charges	$2.4	$—	$2.4	—	$2.6	$0.5	$2.1	402.1%
% of sales	6.4%	—	—	640 bps	2.1%	0.4%	—	170 bps

Restructuring charges were $2.4 million in the third quarter of 2013. No restructuring charges were incurred in the third quarter of 2012. As discussed in Note 5—Restructuring Charges, the charges recorded in the third quarter of 2013 related to the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility. In the first nine months of 2013, restructuring charges were $2.6 million as compared to $0.5 million in the first nine months of 2012. In addition to the charges recorded during the third quarter of 2013, in the first quarter of 2013, the Company recorded charges consisting primarily of severance benefits estimated for the termination of certain employees who performed manufacturing and general and administrative functions for the Company in Finland.

Loss on Sale of Assets

During the first quarter of 2013, the Company sold the assets and liabilities associated with the EL product line. As discussed in Note 9—Loss on Sale of Assets, the Company recorded a $1.5 million loss on the sale during the first quarter of 2013, which was adjusted to $1.3 million in the second quarter of 2013 as a result of additional cash consideration received from the buyer. No additional loss or gain on the sale of the EL assets and liabilities was recorded in the third quarter of 2013.

Total Operating Expenses

	Three Months Ended				Nine Months Ended
	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Total operating expenses	$11.8	$11.7	$0.1	1.3%	$33.9	$39.5	$(5.6)	-14.0%
% of sales	31.5%	26.1%	—	540 bps	28.0%	30.4%	—	(240	) bps

Total operating expenses increased $0.1 million or 1.3% to $11.8 million in the third quarter of 2013 from $11.7 million in the third quarter of 2012. The increase in operating expenses in the third quarter of 2013 was the result of the $2.4 million restructuring charge, which was partially offset by a $2.3 million decrease in all other categories of operating expenses. In the first nine months of 2013, operating expenses decreased $5.6 million or 14.0% to $33.9 million as compared to $39.5 million in the first nine months of 2012. The decrease in total operating expenses was primarily due to an $8.9 million decrease in sales and marketing, net research and development, general and administrative, and amortization expenses, which was partially offset by a $2.1 million increase in restructuring charges and the $1.3 million loss recognized on the sale of the assets and liabilities related to the Company’s EL product line. The decreases in net research and development, sales and marketing, general and administrative, and amortization expenses for the three and nine months ended June 28, 2013 as compared to the same periods in the prior year were due to the reasons discussed above.

As a percentage of sales, total operating expenses increased to 31.5% in the third quarter of 2013 from 26.1% in the third quarter of 2012. The increase in total operating expenses as a percentage of sales was primarily the result of the increase in operating expenses and a decrease in sales versus the third quarter of 2012. As a percentage of sales, total operating expenses were 28.0% in the first nine months of 2013 compared to 30.4% in the first nine months of 2012. The decrease was primarily a result of operating expenses decreasing at a faster rate than the decline in sales in the period.

Non-operating Income and Expense

	Three Months Ended			Nine Months Ended
	Jun. 28, 2013	Jun. 29, 2012	$ Change	Jun. 28, 2013	Jun. 29, 2012	$ Change
	(In millions)
Interest, net	$—	$—	$—	$0.1	$—	$0.1
Foreign exchange, net	—	0.3	(0.3)	—	0.5	(0.5)
Other, net	0.2	0.1	0.1	0.5	0.5	—

Net non-operating income	$0.2	$0.4	$(0.2)	$0.6	$1.0	$(0.4)

Non-operating income and expense includes interest income, interest expense, net foreign exchange gain or loss and other income or expense. Net interest income in the third quarter of 2013 was $39 thousand as compared to $1 thousand in the third quarter of 2012. Net interest income was $104 thousand in the first nine months of 2013 as compared to $7 thousand in the first nine months of 2012.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign exchange gains and losses amounted to a net loss of $1 thousand in the third quarter of 2013 as compared to a net gain of $0.3 million in the third quarter of 2012. For the first nine months of 2013, foreign currency exchange gains and losses amounted to a net loss of $14 thousand as compared to a net gain of $0.5 million in the same period of the prior year.

Net other income was $0.2 million in the third quarter of 2013 as compared to net other income of $0.1 million in the same period of 2012. Net other income was $0.5 million in each of the first nine months of 2013 and 2012.

Provision for Income Taxes

In the third quarter of 2013 the Company recorded an income tax expense of $0.1 million on a pretax loss of $3.5 million, resulting in an effective tax rate of negative 2.0%. Comparatively, the Company recorded an income tax expense of $0.2 million on a pretax loss of $1.5 million in the third quarter of 2012, resulting in an effective tax rate of negative 14.2%. The tax expense recorded in the third quarter of 2013 was generated by tax expense in certain jurisdictions and state taxes. The tax expense of $0.2 million for third quarter of 2012 was also driven by tax expense in certain foreign jurisdictions and state taxes.

The effective tax rates for the nine months ended June 28, 2013 and June 29, 2012 were negative 1.8% and negative 5.5%, respectively. The difference between the effective tax rate and the federal statutory tax rate for the nine months ended June 28, 2013 was due primarily to the valuation allowance on the Company’s U.S. and Finnish deferred tax assets, the provision for taxes in certain foreign jurisdictions and state income taxes, partially offset by the generation of tax benefits in certain foreign jurisdictions. The difference between the effective tax rate and the federal statutory rate for the nine months ended June 29, 2012 was due primarily to a valuation allowance on the Company’s U.S. and Finnish deferred tax assets, the provision for state income taxes, and the settlement of a French tax audit, which were partially offset by a tax benefit recognized as a result of the expiration of statute of limitations on uncertain tax positions relating to research credits. During periods of time in which a valuation allowance is required for GAAP accounting purposes, the effective tax rate recorded will not represent the Company’s longer-term normalized tax rate in profitable times. Additionally, given the relationship between fixed dollar tax items and pretax financial results, the effective tax rate can change materially based on small variations of income.

Net Loss

	Three Months Ended				Nine Months Ended
	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change	Jun. 28, 2013	Jun. 29, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Net loss	$(3.6)	$(1.7)	$(1.9)	-110.7%	$(6.3)	$(11.6)	$5.3	45.2%
% of sales	-9.5%	-3.8%	—	(570) bps	-5.2%	-8.9%	—	370 bps
Net loss per share—basic and diluted	(0.17)	(0.08)			(0.31)	(0.58)

In the third quarter of 2013 net loss was $3.6 million or $0.17 per basic and diluted share, as compared to net loss of $1.7 million or $0.08 per basic and diluted share in the third quarter of 2012. In the first nine months of 2013, net loss was $6.3 million or $0.31 per basic and diluted share, as compared to net loss of $11.6 million or $0.58 per basic and diluted share in the first nine months of 2012.

Liquidity and Capital Resources

Net cash used in operating activities was $5.8 million in the first nine months of 2013 as compared to $2.7 million in the first nine months of 2012. Net cash used in operating activities in the first nine months of 2013 primarily relates to the net loss incurred in the period, increases in inventories and other assets, and a decrease in other liabilities. These uses of cash were partially offset by an increase in accounts payable and non-cash charges including restructuring charges, depreciation and amortization, share based compensation, and the loss on the sale of assets and liabilities related to the Company’s EL product line, which do not result in a current cash outlay.

Working capital decreased $7.4 million to $34.1 million at June 28, 2013 from $41.5 million at September 28, 2012. The decrease in working capital was due primarily to decreases in cash and accounts receivable, and an increase in accounts payable, which were partially offset by a decrease in other current liabilities and an increase in other current assets. Current assets decreased $6.5 million to $64.7 million at June 28, 2013 as compared to $71.2 million at September 28, 2012. The decrease in current assets was due primarily to decreases in cash and accounts receivable. Cash decreased $4.4 million due primarily to the net cash used in operating activities, partially offset by the net cash provided by investing and financing activities. Accounts receivable decreased $1.7 million as a result of the sale of EL related accounts receivable to Beneq as part of the sale of EL assets and liabilities in the first quarter of 2013. The decrease in accounts receivable was also due to improved collections and accounts receivable aging in the first nine months of 2013. Inventories decreased $0.6 million as increased purchases were more than offset by the sale of EL related inventories to Beneq. Current liabilities increased $0.9 million to $30.6 million at June 28, 2013 as compared to $29.7 million at September 28, 2012. The increase was due primarily to increases in accounts payable and the current portion of capital lease liabilities, partially offset by a decrease in other current liabilities. The $3.3 million increase in accounts payable was due primarily to accrued inventory purchases and the timing of payments due to the Company’s vendors. The decrease in other current liabilities of $2.8 million was due primarily to payment of, and other reductions in, certain compensation related liabilities and payment of severance arrangements, which were accrued in prior periods, partially offset by an increase in other current restructuring liabilities related to the consolidation of the Company’s assembly and integration facilities in the United States.

The Company’s credit agreement was amended on November 16, 2012 and allows for borrowing up to 80% of its eligible domestic accounts receivable with a maximum borrowing capacity of $12.0 million. As of June 28, 2013 the Company’s borrowing capacity was $9.8 million, of which $1.9 million was committed through standby letters of credit related to the Company’s capital lease obligations. The credit agreement, as amended, has an interest rate of LIBOR + 1.75%, expires on December 1, 2013 and performance of all of the Company’s obligations, thereunder, including repayment of borrowings, is secured by substantially all of the assets of the Company. There were no amounts outstanding under the Company’s credit agreement as of June 28, 2013 and September 28, 2012. The credit agreement contains certain financial covenants, with which the Company was in compliance as of June 28, 2013.

The Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income,” (“ASU 2011-05”) which requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which defers the requirement within ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard effective September 29, 2012 and elected to present comprehensive income and its components in two separate, consecutive statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”) which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 effectively replaces the requirements previously included in ASU 2011-05 and 2011-12. ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. As this ASU relates only to disclosure requirements, the Company does not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”) which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended June 28, 2013 that could significantly affect the Company’s internal controls over financial reporting.

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

The risks inherent in the Company’s operations could be heightened by worldwide economic weakness.

In recent years, disruptions in global credit and financial markets and the general decline in worldwide economic conditions have resulted in diminished liquidity and credit availability, a decline in consumer confidence, increased unemployment, a decline in economic growth and uncertainty about economic stability. These conditions make it extremely difficult for the Company and its customers and vendors to accurately forecast and plan future business activities. In this time of economic difficulties, the Company’s financial performance and prospects for growth are subject to heightened risks including, but not limited to, the risk that the poor economic conditions and uncertainties in the credit and financial markets could adversely affect the amount, timing and stability of the demand for the Company’s products, the financial strength of the Company’s customers and vendors and their ability or willingness to do business with the Company, the ability of the Company’s customers and/or vendors to fulfill their obligations to the Company, and the ability of the Company’s customers and/or vendors to obtain credit in amounts and on terms acceptable to them. Each of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has taken a number of measures to reduce costs in response to the worldwide economic downturn over the past several years. However, in connection with the execution of the growth strategy adopted during fiscal 2011 the Company has refocused sales and marketing resources to better position it for sales growth. If the economic recovery were to slow or cease and dip back into recession, or if customer demand for the Company’s products were to otherwise not improve or slow down, the Company might be unable to adjust expense levels rapidly enough in response to falling demand or adequately reduce expenses without changing the way in which it operates in a manner that has adverse consequences. If revenues were to decrease further and the Company was unable to adequately reduce expense levels, it might incur significant losses that could potentially adversely affect the Company’s overall financial performance and the market price of the Company’s common stock.

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

The inability to obtain sufficient quantities of components and other materials necessary to produce the Company’s displays could result in reduced or delayed sales. The Company obtains much of the material it uses in the manufacture of its products from a limited number of suppliers, and it generally does not have long-term supply contracts with vendors. The Company obtains certain of these materials from a single or sole source supplier and does not generally have a guaranteed alternative source of supply. In addition, given the Company’s cash management practices, vendors may not be willing to continue to ship materials on credit terms that are acceptable to the Company, or may impose lower than optimal credit lines for the Company. As a result, the Company is subject to cost fluctuations, supply interruptions and difficulties in obtaining materials. The Company has in the past and may in the future face difficulties ensuring an adequate supply of various display components such as quality high resolution glass used in its products. In the future the Company may also face difficulties ensuring an adequate supply of the rear-projection screens used in certain video wall products. If a supplier were to cease production of material used by the Company in the manufacture of its products, and if the Company were unable to find a suitable alternative, it may be forced to purchase last-time buys of certain components which could negatively impact the Company’s cash position, and which, if unused, could result in the Company holding excess and obsolete inventory, which would adversely impact the Company’s results of operations. The Company is continually engaged in efforts to address this risk area. In another recent example of such supply risks, in fiscal 2010 the U.S. International Trade Commission issued an exclusion order banning the import of certain LCD panels incorporated by the Company in certain of its specialty display products. While this matter was resolved, any future inability of the Company to import adequate supplies of such panels, or products including such panels, or other products or components, could have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company is subject to vendor lead times that can vary considerably depending on capacity fluctuations and other manufacturing constraints of the Company’s vendors. These lead times can be significant when vendors operate with diminished capacity or experience other restrictions that limit their ability to produce products in a timely manner. For most of the Company’s products, vendor lead times significantly exceed its customers’ required delivery time causing the Company to order to forecast rather than order based on actual demand. Competition in the market continues to reduce the period of time customers will wait for product delivery. Ordering raw materials and building finished goods based on the Company’s forecast exposes the Company to numerous risks including its inability to service customer demand in an acceptable timeframe, holding excess and obsolete inventory or having unabsorbed manufacturing overhead.

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

The Company may encounter difficulties in the implementation or operation of its new enterprise resource planning system.

During the third fiscal quarter of 2013, the Company began operating a new enterprise resource planning system (“ERP system”) that is integral to the Company’s ability to accurately and efficiently maintain its books and records, record its materials purchase transactions, manufacturing activities, account for and manage inventory and product sale transactions, provide critical business information to management, and prepare its financial statements. The development and implementation of the new ERP system has caused, and will continue to cause, the Company to incur costs, expend employee (including Company management) time and attention and otherwise burden the Company’s internal resources, and could detract from the Company’s various on-going business objectives. The implementation and early-stage operation of the new ERP system is a complex process that is subject to a variety of difficulties and uncertainties. Any difficulties the Company encounters with the successful operation of the new ERP system could damage the effectiveness of the Company’s business processes and controls and could adversely impact the Company’s ability to accurately and effectively forecast and manage sales demand, manage the Company’s supply chain, identify and implement actions that improve the Company’s operational effectiveness, and report financial and management information on an accurate and timely basis, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations

Future financial results of Planar could be adversely affected by changes in currency exchange rates.

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

The Company may be unable to attract and retain key personnel.

The Company’s success depends in part upon the services of its executive officers and key personnel. The loss of key personnel, or the Company’s inability to attract and retain qualified personnel, could inhibit the Company’s ability to operate and grow its business and otherwise have a material adverse effect on its business, financial position and results of operations. The Company has previously had to, and may in the future have to, impose salary freeze and reductions in force during economic downturns in an effort to maintain its financial position. These actions may have an adverse effect on employee loyalty and may make it more difficult for the Company to attract and retain key personnel. Competition for qualified personnel in the businesses in which the Company competes is intense, and the Company may not be successful in attracting and retaining qualified personnel. The Company may incur significant costs in its efforts to recruit and retain key personnel, which could have a material adverse effect on its business, financial condition and results of operations.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

The Company’s amended and restated credit agreement, as amended on November 16, 2012, has a maximum borrowing capacity of $12.0 million and expires on December 1, 2013. As of June 28, 2013 there were no amounts outstanding under this credit agreement; however $1.9 million was committed through standby letters of credit related to the Company’s capital lease obligations. If the Company incurred a significant amount of debt, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security for the performance of the Company’s obligations under its credit agreement, which includes certain financial covenants, as discussed in Note 8—Borrowings in the Notes to the Consolidated Financial Statements in this Report. The Company may not generate sufficient profitability to meet these covenants. Failure by the Company to comply with applicable covenants, or to obtain waivers therefrom, would result in an event of default, and could result in the Company being unable to borrow amounts under the agreement, or could result in the acceleration of any amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. In addition, the current credit agreement expires on December 1, 2013. If the Company were unable to renew or extend this agreement, the Company may need to pursue other sources of financing. Other sources of credit may not be available at all and, even if such credit is available, it may only be available on terms (including the cost of borrowing) that are unattractive to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets. In addition, the Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations as may be required.

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

In November 2012, the Company completed a transaction in which Beneq Products Oy (“Beneq”) purchased from the Company substantially all of the assets, and assumed certain liabilities, used or necessary in the Company’s EL display business (the “EL Transaction”). The completion of the EL Transaction presents certain significant risks to the Company, including but not limited to:

•

The Company has entered into a Mutual Co-Operation and Services Agreement (the “Transition Services Agreement”). Pursuant to the terms of the Transition Services Agreement, the Company has agreed to provide to Beneq certain transition services in the areas of sales and operations management and infrastructure services for a period ending November 30, 2013. The delivery of transition services by the Company and the monitoring of transition services received by the Company could divert management and employee attention, and could involve the expenditure of substantial amounts of employee time. The Company’s inability to effectively manage its delivery of services to Beneq and/or its receipt of services from Beneq, under the Transition Services Agreement could adversely affect the Company’s business, financial condition and results of operations.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $1.14 to $2.33. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

Item 6.	Exhibits

(a)

10.1	Form for Restricted Stock Award Notice between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, David Sandberg, Gregory H. Turnbull, Sam Khoury, and Richard S. Hill dated as of May 14, 2013*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: August 8, 2013	/S/ RYAN W. GRAY
Ryan W. Gray
Vice President and Chief Financial Officer