Form 10-K
period 2013-09-27
PLANAR SYSTEMS INC
filed 2013-12-04
CIK 722392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2013.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock of the registrant at March 29, 2013, excluding shares held by affiliates, was approximately $36,013,829.

Number of shares of common stock outstanding at November 29, 2013: 21,426,542

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 2014 are incorporated by reference into Part III of this Report.

Part I

BUSINESS

Item 1.	General

Planar Systems, Inc. is a global leader in display and digital signage technology, providing premier solutions for the world’s most demanding environments. Retailers, educational institutions, government agencies, businesses, utilities and energy firms, and home theater enthusiasts all depend on Planar to provide superior performance when image experience is of the highest importance. Planar tiled LCD systems, signage monitors, interactive touch screen monitors and many other solutions are used by the world’s leading organizations in applications ranging from digital signage to simulation and from interactive kiosks to large-scale data visualization. The Company has a global reach with sales offices in North America, Europe, and Asia and manufacturing facilities in the United States and France.

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

Planar Systems, Inc. was originally incorporated in Delaware in 1983 and re-incorporated in Oregon in1988. Unless context otherwise requires, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Planar,” refer to Planar Systems, Inc. and, unless the context requires otherwise, includes all of the Company’s consolidated subsidiaries.

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

The Company’s Markets and Products

Planar delivers display products and related solutions for a wide variety of applications and vertical markets. It categorizes the products into two areas, “Digital Signage” and “Commercial and Industrial.”

Digital Signage

The Digital Signage display market has experienced rapid growth in recent years and is expected to have strong growth over the next three to five years. Digital Signage solutions are being installed in many environments including retail locations, airports, and sports arenas, as well as emerging applications and in applications historically served by Commercial and Industrial products, including rear-projection cubes. Planar provides solutions for a number of display applications for the digital signage market utilizing a variety of technologies and products.

•	Tiled LCD Systems (Matrix and Mosaic): Planar’s super narrow bezel LCD display systems allow customers to create flat, large video walls for a number of applications including ambience,

advertising, architectural and brand promotion, and are being deployed in a large range of markets including retail, hospitality, commercial, sports venues and airports, as well as in markets traditionally served by rear-projection cubes, such as control rooms. Solutions utilize specialized LCD panels and “tile” them together using video processing to create large video wall displays. Products offered are well suited to these applications as they are designed for simple installation, easy and cost effective maintenance and off-boarding of power and video processing. The Company offers and supports a growing number of sizes and resolutions of super narrow bezel displays, including touch panels, which can be utilized in creating a wide variety of video wall solutions.

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

•

Custom Commercial and Industrial Displays: Planar designs and manufactures custom LCD products that are generally targeted toward the transportation, military and natural resource exploration vertical markets. These displays are typically ruggedized to withstand extreme weather, direct sunlight, moisture, dust, vibration and other extreme conditions.

•

High-End Home Displays: Planar offers a wide variety of high-performance home theater front-projection systems, video processing equipment, and accessories, largely aimed at the high-end home market and certain commercial installations. The Company has sold these products under the Runco brand since May 2007 when it acquired Runco International, an industry leader in high-end, luxury video products. Planar’s Runco products are primarily sold to its established network of custom home installation dealers in the United States.

•

Electroluminescent (“EL”) Displays: Planar previously leveraged its proprietary intellectual property and historical core competency in EL technologies to focus on providing customized, embedded and ruggedized displays to Original Equipment Manufacturers (“OEMs”) and other system suppliers for use in instrumentation, medical equipment, vehicle dashboards and military applications. In the first fiscal quarter of 2013, the Company sold the assets and liabilities associated with the EL product line and no sales of EL displays are expected in future periods. See further discussion in Note 13—Loss on Sale of Assets.

Research and Product Development

The Company engages, on an on-going basis, in research and product development activities. Research expenses are primarily related to the commercialization of display technologies, new system architectures, and fundamental process improvements. Product development expenses are directly related to the design, prototyping, and development of new products and technologies. Expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses, and other costs associated with the Company’s ongoing efforts to develop new products and processes and enhancements to existing products. The Company spent $7.9 million, $11.4 million, and $11.8 million on research, development and product engineering in fiscal years 2013, 2012 and 2011, respectively. These expenses were partially offset by research and development tax credits from government agencies and contract funding from private sector companies totaling $0.9 million, $0.8 million, and $1.1 million in fiscal years 2013, 2012, and 2011, respectively.

Intellectual Property

The Company holds a number of patents, trade secrets, trademarks, and other elements of intellectual property, and uses nondisclosure agreements and other measures to protect its proprietary rights. A primary success factor in the Company’s markets is developing in-depth familiarity with the needs of the end users of its products. The continual product development, exclusive product features and technical expertise that result from this knowledge drive the results of the Company’s products in the marketplace.

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

The Company employs sales professionals in many countries around the world and sells directly to end users, OEMs, and through reseller channels. The primary focus is creating revenue through these reseller channels. At the end of fiscal 2013, the Company employed or contracted with sales resources in the United States, Finland, France, India, Kuwait, Philippines, Italy, China, Turkey, and the United Kingdom.

No single customer represented over 10% of the Company’s revenue in fiscal years 2013, 2012, or 2011.

Backlog

The Company believes the backlog metric is of limited utility in predicting future sales because a significant majority of the Company’s sales are made on a ship-to-order basis.

At September 27, 2013 and September 28, 2012 the Company’s backlog, which includes all binding purchase contracts and accepted purchase orders, was approximately $16.6 million and $23.8 million, respectively. Variations in the magnitude and duration of contracts and customer delivery requirements may result in substantial fluctuations in backlog from period to period. The decrease in backlog at September 27, 2013 as compared to September 28, 2012 was largely due to the sale of the assets and liabilities related to the EL product line in fiscal 2013.

Manufacturing and Raw Materials

The Company partners with offshore suppliers for its manufacturing and assembly capacity in addition to its assembly and integration operations in Oregon and France. The Company believes that its effective management of these partners and its global supply chain is an important competency and competitive advantage.

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

The Company currently procures from outside suppliers all of its raw materials, including raw glass, driver integrated circuits, electronic circuit assemblies, power supplies, high-density interconnects, light engines, rear-projection screens, and projectors. Significant raw material supply risks to the Company’s operations involve the procurement of LCD panels and subsystems, and rear-projection screens. The Company strives to buy these materials from multiple partners and forecast demand as accurately as possible to effectively manage this risk and ensure supply of these components. The Company continues to work at diversifying its supplier base for high resolution glass and rear-projection screens. The Company procures most of its Runco branded products from a small number of suppliers who are the sole source of certain products. As such, a significant portion of the high-end home product sales are substantially dependent on the continuation of Planar’s relationships with these suppliers.

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

The Company’s direct competitors are numerous and diverse. In display systems including AMLCD components sourced from manufacturers, Planar’s value-added specialty display products compete against those of NEC, Acer, Viewsonic, Dell and others in the IT market. In the custom commercial and industrial market, the Company sometimes competes against the internal engineering functions of some of its OEM customers. In addition, other industrial display systems specialists include Global Display Solutions, NEC, Sharp, and a variety of small, highly specialized producers. The Company’s principal competitors for the tiled LCD systems market include NEC and Samsung, and for rear-projection cubes include Barco, Mitsubishi Electric, Eyevis, and Christie Digital Systems, Inc. The Company’s high-end home products primarily compete against those of SIM2, Dreamvision, and Digital Projection International.

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

As of September 27, 2013, the Company had 298 employees, including 66 engaged in sales and marketing, 34 in research and product development, 52 in general and administrative roles, and 146 in manufacturing and manufacturing support. Of these, 227 were based in the United States and 71 were based in Europe, Asia and the rest of the world.

Available Information

The Company’s Internet website address is www.planar.com. Planar’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are available in the “For Investors” portion of the Internet website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The Company’s reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are also found on the Internet site maintained by the Securities and Exchange Commission (www.sec.gov).

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

In addition to the variability resulting from the short-term nature of commitments from the Company’s customers, other factors can contribute to significant periodic fluctuations in its results of operations. These factors include, but are not limited to, the following:

•	the receipt and timing of orders and the timing of receipt of components and products from vendors and the timing of delivery of orders;

•	the inability to adjust expense levels or delays in adjusting expense levels, in either case in response to lower than expected revenues or gross margins;

•	the volume of orders relative to the Company’s capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the lifecycles of customers’ products;

•	changes in cost and availability of labor and components;

•	variations in revenue and gross margins relating to the mix of products available for sale and the mix of products sold from period to period;

•	availability of sufficient quantities of the components of the Company’s products on a timely basis or at all;

•	variation in operating expenses;

•	expenses arising from the vesting of restricted stock based upon achievement of certain performance measures;

•	pricing and availability of competitive products and services;

•	general economic conditions and changes—whether or not anticipated—in economic conditions; and

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

Each of the markets served by the Company is highly competitive, and the Company expects this to continue and even intensify. The Company believes that over time this competition will have the effect of reducing average selling prices of its products. Certain of the Company’s competitors have substantially greater name recognition and financial, technical, manufacturing, marketing and other resources than does the Company. There is no assurance that the Company will not face additional competitors or that the Company’s competitors will not succeed in developing or marketing products that would render the Company’s products obsolete or noncompetitive. To the extent the Company is unable to compete effectively, its business, financial condition and results of operations would be materially adversely affected. The Company’s ability to compete successfully depends on a number of factors, both within and outside its control. These factors include, but are not limited to:

•	the Company’s ability to anticipate and address the needs of its customers;

•	the Company’s ability to develop innovative, new products and technologies and the extent to which such technologies can be protected as proprietary to the Company;

•	the quality, performance, reliability, features, ease of use, pricing and diversity of the Company’s product solutions;

•	foreign currency fluctuations, which may cause competitors’ products to be priced significantly lower than the Company’s product solutions;

•	the quality of the Company’s customer services;

•	the effectiveness of the Company’s supply chain management;

•	the Company’s ability to identify new markets and develop attractive products to address the needs of such markets;

•	the Company’s ability to develop and maintain effective and financially viable sales channels;

•	the rate at which customers incorporate the Company’s product solutions into their own products; and

•	product or technology introductions by the Company’s competitors.

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

The Company may have challenges with new products, markets, and customers.

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

Traditional display components are subject to increasing competition to the point of commoditization. In addition, advances in LCD technology make standard displays effective in an increasing breadth of applications. An increasing proportion of the Company’s business is based on commercially available components rather than proprietary technology. The Company must add additional value to its products and services for which customers are willing to pay. The Company may not be successful at developing products that add sufficient value beyond commodity products and failure to do so could adversely affect the Company’s revenue levels, margins, and its results of operations and financial condition.

The Company’s reliance on third parties for its products creates risks over control of timing, quality and delivery of products.

The Company relies on third party manufacturers or suppliers for substantially all of its products and product components. The Company does not have sufficient market power to exercise significant influence over its suppliers, some of whom are substantially larger than the Company and most of whom are located in Asia. The Company’s reliance on these third parties involves risks, including, but not limited to the following:

•	lack of control over production capacity and delivery schedules;

•	unanticipated interruptions in transportation and logistics;

•	limited control over quality assurance, manufacturing yields and production costs;

•	potential termination by suppliers of agreements to supply materials to the Company, which would necessitate the Company’s contracting of alternative suppliers, which may not be possible;

•	risks associated with international commerce, including unexpected changes in legal and regulatory requirements, foreign currency fluctuations and changes in duties and tariffs; and

•	trade policies and political and economic instability.

The Company’s supply of products and profitability can be adversely affected by each of these risks.

The Company’s dependence on a limited number of key suppliers in foreign countries could result in delayed or more costly products.

The Company obtains much of the material it uses in the manufacture of its products from a limited number of suppliers and in some cases from a single or sole source supplier. It generally does not have long-term supply contracts and the Company does not generally have a guaranteed alternative source of supply. Any one of its suppliers could, among other things:

•	encounter constraints in its supply chain, for example due to the unavailability of certain natural resources used in the manufacturing process;

•	encounter a natural disaster or other physical act disrupting supply or transportation;

•	be unwilling to extend the Company credit to purchase supplies on terms acceptable to the Company;

•	be subject to foreign or other local regulations or trade policies applicable to sales of components to the Company;

•	choose to prioritize another more significant customer over the Company in periods of high demand;

•	discontinue manufacturing the products the Company needs; or

•

fail to maintain suitable manufacturing facilities, train manufacturing employees, manage its supply chain effectively, manufacture a quality product, or provide spare parts in support of the Company’s warranty and customer service obligations.

Examples of these risks include, without limitation:

•

Asia experiencing several earthquakes, tsunamis, typhoons, and interruptions to power supplies, resulting in business interruptions. In particular, the March 2011 earthquake and tsunami in Japan caused some of the Company’s suppliers and some of the vendors of the Company’s suppliers to halt, delay or reduce production of displays, display components and other materials used in the Company’s products;

•

in fiscal 2010 the U.S. International Trade Commission issuing an exclusion order banning the import of certain LCD panels incorporated by the Company into certain of its specialty display products (this matter was resolved); and

•

certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring reports on “conflict minerals”, possibly resulting in increased costs or constrained supply as contract manufacturers attempt to assess and possibly avoid the purchase of conflict minerals from the Democratic Republic of the Congo and adjoining countries.

Any of these risks could result in, among other things, the Company having:

•

the inability to timely obtain sufficient quantities of components and other materials necessary to produce the Company’s displays and products to meet customer demand, resulting in reduced, delayed or cancelled sales and the loss of customers;

•	an increase in the costs for supplies and components, resulting in decreased margins and profits;

•	excess or obsolete inventory, because of a failure to timely obtain all of the components for a product, resulting in write-offs and additional expenditures; and

•	poor quality components, resulting in increased costs for replacements and returns, cancellation of orders and loss of customers.

Any significant interruption in the supply of displays, components and contract manufacturing capacity necessary to produce and sell the Company’s products would have a material adverse effect on the Company’s business, financial condition and results of operations.

Continued customer demands to shorten delivery times along with supplier constraints in meeting lead time schedules could result in the Company not meeting customer demands and excess or obsolete inventory.

The Company is subject to supply lead times that can vary considerably depending on capacity fluctuations and other manufacturing constraints of the Company’s suppliers. These lead times can be significant when suppliers operate with diminished capacity or experience other restrictions that limit their ability to produce products in a timely manner. For most of the Company’s products, supplier lead times significantly exceed the Company’s customers’ required delivery time, causing the Company to order based on a forecast rather than order based on actual demand. Competition for the Company’s products continues to reduce the period of time customers will wait for product delivery. Ordering raw materials and building finished goods based on the Company’s forecast rather than actual demand exposes the Company to numerous risks including its inability to service customer demand in an acceptable timeframe, holding excess and obsolete inventory or having unabsorbed manufacturing overhead.

The risks inherent in the Company’s operations could be heightened by general economic weakness and potential lack of credit availability.

In recent years, disruptions in global credit and financial markets and the general decline in worldwide economic conditions have resulted in diminished liquidity and credit availability, a decline in consumer confidence, increased unemployment, a decline in economic growth and uncertainty about economic stability. These conditions make it extremely difficult for the Company and its customers and vendors to accurately forecast and plan future business activities. In this time of economic uncertainties, the Company’s financial performance and prospects for growth are subject to heightened risks including, but not limited to, the risk that the poor economic conditions and uncertainties in the credit and financial markets could adversely affect the amount, timing and stability of the demand for the Company’s products, the financial strength of the Company’s customers and vendors and their ability or willingness to do business with the Company, the ability of the Company’s customers and/or vendors to fulfill their obligations to the Company, and the ability of the Company’s customers and/or vendors to obtain credit in amounts and on terms acceptable to them. Each of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company faces risks associated with operations outside the United States.

The Company’s manufacturing, sales and distribution operations in Europe and Asia create a number of logistical, systems and communications challenges. The Company’s international operations also expose the Company to various economic, political and other risks, including, but not limited to, the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	complexity of tax issues;

•	tariffs and duties;

•	employee turnover or labor unrest;

•	lack of developed infrastructure;

•	difficulties protecting intellectual property;

•	difficulties repatriating funds without adverse tax effects;

•	risks associated with outbreaks of infectious diseases;

•	burdens and costs of compliance with a variety of foreign laws;

•	political or economic instability in certain parts of the world;

•	effects of doing business in currencies other than the Company’s functional currency;

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

The Company’s success depends in part upon the services of its executive officers and key personnel. The loss of key personnel, or the Company’s inability to attract and retain qualified personnel, could inhibit the Company’s ability to operate and grow its business and otherwise have a material adverse effect on its business, financial position and results of operations. The Company has previously had to, and may in the future have to, impose salary freezes and reductions in force in an effort to maintain its financial position. These actions may have an adverse effect on employee loyalty and may make it more difficult for the Company to attract and retain key personnel. Competition for qualified personnel in the businesses in which the Company competes is intense, and the Company may not be successful in attracting and retaining qualified personnel. The Company may incur significant costs in its efforts to recruit and retain key personnel, which could have a material adverse effect on its business, financial condition and results of operations.

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

While the Company is for the most part naturally hedged due to approximately equal foreign denominated sales and expenses, the Company is exposed to certain risks relating to U.S. Dollar denominated assets primarily held in Europe. The Company does not hedge foreign currency risk through forward exchange contracts. As a result the Company may experience non-cash GAAP income statement losses due to changes in the U.S. Dollar versus the Euro exchange rate.

Future indebtedness could reduce the Company’s ability to use cash flow for purposes other than debt service or otherwise restrict the Company’s activities.

If the Company incurred a significant amount of debt under its current secured credit facility or otherwise, the leverage would reduce the Company’s ability to use cash flow to fund working capital, capital expenditures, development projects, acquisitions, and other general corporate purposes. High leverage would also limit flexibility in planning for, or reacting to, changes in business and increases vulnerability to a downturn in the business and general adverse economic and industry conditions. Substantially all of the assets of the Company are pledged as security for the performance of the Company’s obligations under its credit agreement, which includes certain financial covenants. The Company may not generate sufficient profitability to meet these covenants. If the Company fails to comply with applicable covenants under its debt agreements, the Company may be unable to borrow amounts under the agreements or may have to repay all amounts outstanding at that time, which, in turn could lead to the Company’s inability to pay its debts and the loss of control of its assets. If the Company is unable to borrow amounts under the agreements or is unable to extend or renew the agreements upon expiration, the Company may need to pursue other sources of financing. Other sources of credit may not be available at all or on terms that are acceptable to the Company. If credit is not available to fully satisfy the Company’s liquidity needs, the Company may need to dispose of additional assets. In addition, the Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations as may be required to service its debt.

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

From time to time the Company disposes of product lines. For instance, in the first fiscal quarter of 2013 the Company sold the assets and liabilities related to the EL product line. If the Company were to discontinue or substantially reduce its efforts to sell products to any of its targeted end-markets, or to discontinue certain businesses or product lines, for the purpose of reducing costs or losses or otherwise, it may not be possible to eliminate all fixed overhead costs associated with those products. Not eliminating all overhead costs in these circumstances could cause a decrease in the Company’s margins for its remaining products.

The recent sale of the Company’s EL display assets and liabilities involves significant risks.

In November 2012, the Company completed a transaction in which Beneq Products Oy (“Beneq”) purchased from the Company substantially all of the assets, and assumed certain liabilities, used or necessary in the Company’s EL display business (the “EL Transaction”). The completion of the EL Transaction presents certain significant risks to the Company, including but not limited to:

•

As a result of the EL Transaction with Beneq, the Company may incur certain future liabilities, costs and expenses, including claims by Beneq for (i) losses incurred by Beneq as a result of breaches of representations and warranties given by the Company, or (ii) liabilities relating to the EL display business that the Company retained as part of the EL Transaction. Any material liabilities, costs or expenses incurred by the Company as a result of an indemnification claim by Beneq could materially and adversely affect the Company’s business, financial condition and results of operations.

•

In the EL Transaction, Beneq paid a portion of the purchase price in promissory notes payable over a term of five years. A default by Beneq on the payments due under the promissory notes could materially and adversely affect the assets and financial condition of the Company.

Variability of customer requirements or losses of key customers may adversely affect the Company’s operating results.

The Company must provide increasingly rapid product turnaround and respond to ever-shorter lead times, while at the same time meet its customers’ product specifications and quality expectations. A variety of conditions, including bankruptcy and other conditions both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. These actions by a significant customer or by a set of customers could adversely affect the Company’s business. On occasion, customers require rapid increases in production, which can strain the Company’s resources and reduce margins. The Company may lack sufficient capacity at any given time to meet customers’ demands. Sales to a significant customer, if lost, could have a material, adverse impact on the results of operations. If accounts receivable from a significant customer or set of customers became uncollectible, a resulting charge could have a material adverse effect on operations.

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

The Company’s business is generally characterized by short-term purchase orders and contracts that specify certain sales terms but do not require that purchases be made. The Company typically plans its production and inventory levels based on internal forecasts of customer demand which rely in part on nonbinding forecasts provided by its customers. As a result, the Company’s backlog generally does not exceed three months, which makes forecasting its sales difficult. Inaccuracies in the Company’s forecast as a result of changes in customer demand or otherwise may result in its inability to service customer demand in an acceptable timeframe, the Company holding excess and obsolete inventory, or having unabsorbed manufacturing overhead. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements, or otherwise, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has experienced such problems in the past and may experience such problems in the future.

The Company must protect its intellectual property, and others could infringe on or misappropriate its rights.

The Company believes that its business success depends, in part, on developing proprietary intellectual property and protecting its proprietary technology. The Company relies on a combination of patent, trade secret, and trademark laws, confidentially procedures and contractual provisions to protect its intellectual property. The Company seeks to protect some of its technology under trade secret laws, which afford only limited protection. The Company faces risks associated with its intellectual property, including, but not limited to, the following:

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

The Company has had to, and may in the future have to, defend against infringement claims.

In recent fiscal years, the Company has been made party to lawsuits (among many other defendants) alleging infringement of certain United States patents relating to certain products marketed and sold by the Company, including stands for multiple displays, the Company’s Indisys image processing products and certain projector products. While each of these matters has been resolved, litigation can be very expensive and can divert management’s time and attention, which could adversely affect the Company’s business. In addition, the Company may not be able to obtain a favorable outcome in any intellectual property litigation.

In the event of an allegation that the Company is infringing on another’s rights, the Company may seek to obtain a license to the intellectual property at issue or refuse the claim. The Company may not be able to obtain licenses on commercially reasonable terms, if at all, and the party alleging infringement may commence litigation against the Company. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect the Company’s business, financial condition and results of operations. For instance, a technology licensing company has asserted that various of the Company’s products require a license under certain patents held by such party. The Company will vigorously defend itself against the assertion of any future claims for infringement and will, as a matter of course, seek indemnification from third-party suppliers, where available. While the Company would, in each instance, seek indemnification from the manufacturer of an accused product if it were found to be liable, a determination of liability against the Company could have an adverse impact on the Company’s business, financial condition, and results of operations.

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

The Company leases its primary manufacturing facilities and various sales offices in the United States and Europe. The Company leases 61,300 square feet of custom-designed space in the Beaverton, Oregon area for assembly operations. The Company also leases approximately 33,400 square feet in Albi, France, which is used primarily for European product development, final assembly, and testing of the Company’s tiled LCD systems products. The Company leases approximately 37,500 square feet of space in the Beaverton, Oregon area formerly used for assembly operations. The Company ceased use of this space during fiscal 2013.

The Company leases approximately 72,000 square feet of class A office space in Beaverton, Oregon, which is used for administrative office space, sales and marketing, design engineering and associated lab and research and development activities. The Company also leases approximately 2,400 square feet of office space in Espoo, Finland for administrative office space and sales and marketing activities.

The Company owns a 20,000 square-foot facility, with approximately 6,000 square feet of cleanroom, also located in Beaverton, Oregon. The Company has leased this property to a third-party.

The Company leases field sales offices in key metropolitan areas in the United States, and in Europe and Asia. The offices are located in the Portland, Helsinki, Paris, Rome, and Shanghai metropolitan areas. The Company also has a procurement office located in Taipei. None of these sales or procurement offices has significant leasehold improvements nor are any planned.

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

The following table sets forth for the fiscal periods indicated, the range of the high and low sales prices for the Company’s common stock on the NASDAQ Global Market.

	High	Low
Fiscal 2013
First Quarter	$1.45	$1.12
Second Quarter	2.36	1.32
Third Quarter	2.08	1.55
Fourth Quarter	2.06	1.62

Fiscal 2012
First Quarter	$2.20	$1.74
Second Quarter	2.60	1.91
Third Quarter	2.43	1.58
Fourth Quarter	1.77	1.20

Holders

As of September 27, 2013 there were 125 shareholders of record.

Dividend Policy

The Company currently intends to retain its earnings to support operations and, therefore, does not anticipate paying any cash dividends at this time.

Item 6.	Selected Financial Data

	Fiscal year
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Operations:
Sales	$166,809	$171,354	$186,504	$175,668	$174,931
Gross profit	37,355	34,636	52,139	44,467	46,288
Loss from operations	(6,841)	(16,403)	(4,426)	(10,029)	(3,206)
Net loss	(6,536)	(16,182)	(4,706)	(5,105)	(3,424)
Diluted net loss per share	$(0.31)	$(0.81)	$(0.24)	$(0.27)	$(0.19)

Balance Sheet:
Working capital	$34,887	$41,476	$59,293	$58,495	$58,067
Assets	79,885	81,884	105,302	108,434	110,962
Long-term liabilities	5,784	5,656	6,270	5,513	5,452
Shareholders’ equity	41,767	46,519	62,659	65,376	71,411

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. Forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. Forward looking statements include, among others: expectations about the growth of the digital signage display market; beliefs about and continued focus on digital signage products and efforts to transform the Company’s cost structure; work to diversify the Company’s supplier base; and expectations regarding the future impact accounting measures. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the risk factors included in Part I, Item 1A of this report and the following, could cause actual results to differ materially from the forward-looking statements: poor or further weakened domestic and international business and economic conditions; changes or continued reductions in the demand or order rates for products in the various display markets served by the Company; any delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; the extent and timing of any additional expenditures by the Company to address business growth opportunities; any inability to reduce costs or to do so quickly enough, in either case, in response to reductions in revenue; the ability of the Company to successfully implement any cost reduction initiatives or generally cause ongoing operating expenses to be maintained at levels permitting Company profitability; adverse impacts on the Company or its operations relating to or arising from any inability to fund desired expenditures, including due to difficulties in obtaining necessary financing; changes in the flat-panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or the ability to keep pace with technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods including as a result of natural disasters and future production variables resulting in excess inventory. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

Revenue Recognition.    The Company’s policy is to recognize revenue for product sales when evidence of an arrangement exists, sales price is determinable or fixed, title transfers and risk of loss has passed to the customer, which is generally upon shipment of the Company’s products to its customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. Some distributor agreements allow for potential return of products and provide price protection under certain conditions within limited time periods. Price protection is offered to select distributors for circumstances when there is a decrease in the list price of a product subsequent to the purchase by the distributor. The distributor is entitled to receive a credit equal to the price decrease for all new and unused products held in the distributor’s inventory as of the date of the claim, up to a maximum of 45 days from the date of purchase. Such return rights are generally limited to short-term stock rotation. The Company estimates sales returns and price adjustments based upon historical experience and other quantitative and qualitative factors. The Company estimates expected sales returns and price protection adjustments and records the amounts as a reduction of revenue at the later of the time of shipment or when the pricing decision is made. Each period, price protection is estimated based upon pricing decisions made and information received from distributors as to the amount of inventory they are holding. The Company’s policies comply with the guidance provided by the FASB Accounting Standards CodificationTM (“the Codification” or “ASC”) Topic 605, “Revenue Recognition” (“ASC Topic 605”). Judgments are required in evaluating the credit worthiness of the Company’s customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the collection risk is minimal.

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

Product Warranties.    The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance over a specified period of time, generally between 12 and 36 months, at no cost to the Company’s customers. The Company’s policy is to establish warranty reserves at levels that represent its estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. The Company believes that its recorded liabilities are adequate to cover its future cost of materials, labor and overhead for the servicing of its products. If product failure rates or material or service delivery costs differ from the Company’s estimates, its warranty liability would need to be revised accordingly.

Intangible Assets.    In accordance with ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC Topic 350”), the Company does not amortize goodwill from acquisitions, but amortizes other acquisition-related assets.

The Company amortizes the cost of identifiable intangible assets over the estimated useful life of the asset and assesses any impairment by estimating the undiscounted future cash flows from the associated asset in accordance with ASC Topic 350 and ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”). Impairment charges related to the intangible assets associated with the acquisition of Clarity and Runco were recorded in fiscal 2008 based upon the impairment reviews performed in that year. As of September 27, 2013, all intangible assets were fully amortized.

Share Based Compensation Expense.    The Company accounts for share based compensation in accordance with ASC Topic 718, “Compensation—Stock Compensation,” (“ASC Topic 718”), which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes option pricing model. This model is also used to estimate the fair value of employee stock purchases related to the Employee Stock Purchase Plan. The determination of fair value using an option pricing model is affected by the Company’s stock price as well as assumptions regarding the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards. The Company estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience. As share based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company values restricted stock awards at the closing price of the Company’s shares on the date of grant. U.S. generally accepted accounting principles (“GAAP”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. If factors change and the Company employs different assumptions in the application of ASC Topic 718 in future periods, the compensation expense recorded may differ significantly from what the Company has recorded in the current period.

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

In the first quarter of 2013 the Company sold the assets and liabilities related to its EL product line to Beneq Products Oy. The sale of these assets did not constitute the disposal of a component of the Company under ASC Topic 205. Accordingly, results related to the sale of the EL assets and liabilities have not been reclassified to discontinued operations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of sales of certain items in the Consolidated Financial Statements of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Sept. 27, 2013	Sept. 28, 2012	Sept. 30, 2011
Sales	100.0%	100.0%	100.0%
Cost of sales	77.6	79.8	72.0

Gross profit	22.4	20.2	28.0
Operating expenses:
Research and development, net	4.2	6.2	5.8
Sales and marketing	11.8	14.5	13.9
General and administrative	7.4	8.2	9.0
Amortization of intangible assets	0.3	0.4	1.1
Restructuring charges	2.0	0.5	0.6
Loss on sale of assets	0.8	—	—

Total operating expenses	26.5	29.8	30.4

Loss from operations	(4.1)	(9.6)	(2.4)
Non-operating income (expense):
Interest, net	0.1	—	—
Foreign exchange, net	(0.1)	0.3	(0.2)
Other, net	0.2	0.3	0.1

Net non-operating income (expense)	0.2	0.6	(0.1)

Loss before income taxes	(3.9)	(9.0)	(2.5)
Provision for income taxes	—	0.4	—

Net loss	(3.9)	(9.4)	(2.5)

Overview

The Company recorded sales of $166.8 million in the twelve months ended September 27, 2013 (“2013” or “fiscal 2013”), a decrease of $4.6 million or 2.7% as compared to sales of $171.4 million in the twelve months ended September 28, 2012 (“2012” or “fiscal 2012”). In 2013, sales of digital signage products increased $18.3 million or 41.6% to $62.1 million from $43.8 million in 2012. This increase was offset by a $22.9 million or 17.8% decrease in sales of commercial and industrial products to $104.7 million in 2013 from $127.6 million in 2012. Cost of sales decreased $7.2 million to $129.5 million in 2013 from $136.7 million in 2012, which contributed to a $2.8 million increase in gross profit to $37.4 million in 2013 from $34.6 million in 2012.

The 2013 loss from operations was $6.8 million as compared to $16.4 million in 2012. The improvement was primarily due to increases in gross profit and decreases in operating expenses. The increase in gross profit was due primarily to lower material costs and the sale of the assets and liabilities related to the EL product line in the first quarter of 2013, which had a higher fixed cost relative to other products. Operating expenses decreased $6.8 million due primarily to a $5.2 million decrease in sales and marketing expenses, a $3.6 million decrease in research and development expenses, and a $1.6 million decrease in general and administrative expenses, which were partially offset by a $2.4 million increase in restructuring charges and the $1.3 million loss on the sale of assets and liabilities related to the Company’s EL product line.

Net loss was $6.5 million or $0.31 per share in 2013 as compared to a net loss of $16.2 million or $0.81 per share in 2012. The decreased net loss was primarily due to the $2.8 million increase in gross profit, the $6.8 million decrease in operating expenses, and $0.7 million decrease in the provision for income taxes, partially offset by a $0.7 million decrease in non-operating income.

The Company experienced continued growth in digital signage products as a result of efforts to access new customers, expand relationships, and grow product offerings. During 2013, the Company developed and launched new products, including the Ultra HD “UltraRes” display, the “PS5580” narrow bezel LCD video wall display, and the 24-inch “Helium” Microsoft® Windows® 8 capable touch monitor. The Company believes that continued focus on key areas, including digital signage products, coupled with continuing efforts to transform its cost structure, will position the Company to achieve revenue growth and improve profitability.

Sales

Sales for the Year Ended September 27, 2013

The Company’s sales of $166.8 million in 2013 decreased $4.6 million or 2.7% from sales of $171.4 million in 2012. The decrease was primarily due to a decrease in commercial and industrial sales, partially offset by an increase in digital signage sales. The decrease in sales of commercial and industrial products of $22.9 million or 17.8% was due primarily to the decrease in sales of EL displays following the sale of the asset and liabilities related to this product line in the first quarter of 2013. The decrease was also due to lower sales of high-end home, rear-projection cubes, and other commercial and industrial products. The increase in sales of digital signage products of $18.3 million or 41.6% was due primarily to increases in sales of tiled LCD systems—including Matrix and Mosaic—and signage monitors. A summary of the major components of sales for the year ended September 27, 2013, including changes in sales from the prior year due to change in volumes and average selling price (“ASP”), is as follows:

	2013	2012	$ Change	% Change	% Change in Volumes(1)	% Change in ASP(1)
	(In millions, except percentages)
Commercial and industrial sales
High-end home	$9.7	$15.6	$(5.9)	-37.8%	-45.9%	10.0%
Custom commercial and industrial	13.1	11.9	1.2	10.1%	-34.0%	70.3%
Desktop monitors	38.0	35.1	2.9	8.5%	15.5%	-16.0%
Rear-projection cubes	20.8	26.2	(5.4)	-20.7%	-37.8%	24.1%
Touch monitors	19.8	16.1	3.7	23.1%	26.2%	-3.0%
Electroluminescent(2)	2.3	19.8	(17.5)	-88.4%	-89.0%	5.5%
Other(1)	1.0	2.9	(1.9)	-64.6%	—	—

Total commercial and industrial sales	104.7	127.6	(22.9)	-17.8%	—	—
Digital signage sales
Tiled LCD systems	45.3	33.7	11.6	34.4%	33.5%	0.7%
Signage monitors	16.8	10.1	6.7	65.3%	245.0%	-52.0%

Total digital signage sales	62.1	43.8	18.3	41.6%	—	—

Total sales	$166.8	$171.4	$(4.6)	-2.7%	—	—

(1)	Due to the significant differences in volumes and ASP for each product category, changes in volumes and ASP have not been included for the “Other” categories or subtotals.
(2)	In the first quarter of 2013, the Company sold the assets and liabilities related to its EL product line. See Note 13—Loss on Sale of Assets

For the year ended September 27, 2013, the decrease in sales of EL displays as compared to 2012 was due to the sale of the assets and liabilities related to the Company’s EL product line during the first quarter of 2013, resulting in no subsequent sales of this product line. The decrease in volumes sold of high-end home products was due to ongoing declines in demand for high-end home theater systems. The increase in high-end home ASPs was due primarily to a change in product mix to include products with higher ASPs. The decrease in volumes sold of rear-projection cubes was a result of continued customer transition from rear-projection cube format to tiled LCD systems while the increase in rear-projection cube ASPs was due to changes in product mix toward larger size screens as well as increased volumes of LED-based rear-projection cubes, which have higher ASPs than smaller size screens and lamp-based rear-projection cubes. The increase in volumes sold of touch monitors was due primarily to increased demand for touch-based solutions as demand for touch applications and the number of touch applications available in the market expand. Desktop monitor sales increased while increases in volumes sold were largely offset by declines in ASPs. The increase in sales of desktop monitors was due to higher sales of accessories during 2013 as compared to 2012. The increase in volumes sold of desktop monitors and decrease in ASPs of desktop monitors was due primarily to efforts to drive sales through lower priced offerings as compared to prior years. The decrease in volumes sold of custom commercial and industrial products was due to fewer custom orders while the increase in ASPs of custom commercial and industrial products was due to changes in product mix as certain custom products with higher ASPs began shipping during 2013. The increase in volumes sold of tiled LCD systems was due to continued increases in order volumes as a result of efforts to expand the number of customers and product offerings. The increase in volumes sold of signage monitors are due primarily to additional product offerings available during 2013 as compared to 2012, as well as strong demand for digital signage solutions. The decrease in ASPs of signage monitors is due primarily to large orders of certain products with lower ASPs that shipped in high volumes in 2013 relative to 2012.

Sales for the Year Ended September 28, 2012

The Company’s sales of $171.4 million in 2012 decreased $15.1 million or 8.1% from $186.5 million in 2011. The decrease was due to a decrease in sales of commercial and industrial products, which was partially offset by an increase in sales of digital signage products. The decrease in sales of commercial and industrial products was primarily due to decreases in sales of EL displays, rear-projection cubes, and high-end home products, which were partially offset by increases in sales of touch monitors, desktop monitors, and custom commercial and industrial products. The increase in sales of digital signage products was primarily due to increases in sales of tiled LCD systems, which were partially offset by a decrease in sales of signage monitors. A summary of the major components of sales for the year ended September 28, 2012, including changes in sales from the prior year due to changes in volumes and ASP, is as follows:

	2012	2011	$ Change	% Change	% Change in Volumes(1)	% Change in ASP(1)
	(In millions, except percentages)
Commercial and industrial sales
High-end home	$15.6	$21.2	$(5.6)	-26.2%	-24.2%	-5.2%
Custom commercial and industrial	11.9	11.1	0.8	6.6%	-6.9%	13.7%
Desktop monitors	35.1	34.3	0.8	2.5%	9.3%	-4.6%
Rear-projection cubes	26.2	32.7	(6.5)	-19.8%	-23.0%	-13.6%
Touch monitors	16.1	13.7	2.4	17.7%	29.7%	-9.6%
Electroluminescent	19.8	29.2	(9.4)	-32.4%	-38.4%	9.7%
Other(1)	2.9	4.8	(1.9)	-40.3%	—	—

Total commercial and industrial sales	127.6	147.0	(19.4)	-13.2%	—	—
Digital signage sales
Tiled LCD systems	33.7	21.8	11.9	54.3%	48.1%	4.1%
Signage monitors	10.1	17.7	(7.6)	-42.5%	-47.7%	9.9%

Total digital signage sales	43.8	39.5	4.3	11.0%	—	—

Total sales	$171.4	$186.5	$(15.1)	-8.1%	—	—

(1)	Due to the significant differences in volumes and ASP for each product category, changes in volumes and ASP have not been included for the “Other” categories or subtotals.

For the year ended September 28, 2012, the decrease in volumes of EL displays sold was due primarily to lower shipments in fiscal 2012 as compared to fiscal 2011 as a result of older design wins nearing end of life which were not replaced with new design wins. The decrease in high-end home product sales volumes and ASPs was a result of continued market softness for high-end home products. The decrease in volumes sold of rear-projection cubes was a result of large customer orders that shipped in 2011 that were not repeated in 2012. The increase in volumes sold of touch monitors was a result of large orders received in 2012 compared to 2011. The increase in volumes sold of desktop monitors was due primarily to the Company experiencing slightly stronger demand for these product offerings in 2012 as compared to 2011. The decrease in ASPs of desktop monitors was largely a result of a change in product mix in 2012 versus 2011. The decrease in volumes sold of custom commercial and industrial products was a result of fewer design wins in 2012 versus 2011 while the increase in ASPs was due primarily to changes in product mix. The increases in volumes sold and ASPs for tiled LCD systems, including Matrix, were primarily due to increased demand for indoor video wall systems as a result of the Company’s continued sales and marketing efforts to drive growth in this area. The decrease in volumes sold of signage monitors was due primarily to large orders of customized digital signage products fulfilled in 2011 that were not repeated in 2012, partially offset by an increase in non-customized signage monitors as a result of new product introductions during 2012.

Sales by Geographic Region

					% of Total Sales
	2013	2012	$ Change	% Change	2013	2012
	(In millions, except percentages)
Domestic (United States) sales	$126.8	$118.9	$7.9	6.6%	76.0%	69.4%
International sales	40.0	52.5	(12.5)	-23.8%	24.0%	30.6%

Total sales	$166.8	$171.4	$(4.6)	-2.7%

Domestic (United States) sales increased $7.9 million or 6.6% to $126.8 million in 2013 from $118.9 million in 2012. The increase in domestic sales for 2013 was due primarily to an increase in sales of digital signage products, which were partially offset by a decrease in sales of commercial and industrial products. The increase in domestic digital signage product sales and the decrease in domestic commercial and industrial sales were due primarily to the reasons discussed in the preceding section for sales for for the year ended September 27, 2013. International sales decreased $12.5 million or 23.8% to $40.0 million in 2013 from $52.5 million in 2012. The decrease in international sales in 2013 as compared to 2012 was primarily due to a decrease in sales of commercial and industrial products, including EL and rear-projection cubes, which was partially offset by an increase in sales of digital signage products. The decrease in international sales was led by a decrease in the Asia Pacific region, followed by the Europe, Middle East, and Africa (EMEA) region. The decrease in Asia Pacific and EMEA sales was due primarily to lower volumes sold of EL displays following the sale of the assets and liabilities related to the EL product line in the first quarter of 2013, as well as lower volumes sold of rear-projection cubes, which have historically been a significant portion of Asia Pacific revenues. As a percentage of sales, domestic sales increased to 76.0% in 2013 from 69.4% in 2012.

					% of Total Sales
	2012	2011	$ Change	% Change	2012	2011
	(In millions, except percentages)
Domestic (United States) sales	$118.9	$126.4	$(7.5)	-6.0%	69.4%	67.8%
International sales	52.5	60.1	(7.6)	-12.7%	30.6%	32.2%

Total sales	$171.4	$186.5	$(15.1)	-8.1%

Domestic (United States) sales decreased $7.5 million or 6.0% to $118.9 million in 2012 from $126.4 million in 2011. The decrease in domestic sales for 2012 was due primarily to a decrease in sales of commercial and industrial products, partially offset by an increase in sales of digital signage products. The decrease in domestic sales in 2012 compared to 2011 was due primarily to the reasons discussed in the preceding section for sales for the year ended September 28, 2012. International sales decreased $7.6 million or 12.7% to $52.5 million in 2012 from $60.1 million in 2011. The decrease in international sales in 2012 as compared to 2011 was primarily due to decreases in sales of EL displays and rear-projection cubes, which were partially offset by an increase in sales of tiled LCD systems. The decrease in international sales of EL displays was a result of a decline in the number and size of design wins while the decrease in international sales of rear-projection cubes was due primarily to fewer large projects in 2012 as compared to 2011. The increase in international sales of tiled LCD systems is a result of continued growth in demand for digital signage solutions. As a percentage of sales, international sales decreased to 30.6% in 2012 from 32.2% in 2011. As a percentage of sales, domestic sales increased to 69.4% in 2012 from 67.8% in 2011.

Gross Profit

	2013	2012	$ Change	% Change		2012	2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
Gross profit	$37.4	$34.6	$2.8	7.9%		$34.6	$52.1	$(17.5)	-33.6%
Gross profit margin	22.4%	20.2%	—	220	bps	20.2%	28.0%	—	(780	) bps

Gross profit as a percentage of sales increased to 22.4% in 2013 as compared to 20.2% in 2012. Total gross profit increased $2.8 million or 7.9% to $37.4 million in 2013 as compared to $34.6 million in 2012. The increase in gross profit was primarily due to lower material costs as a result of favorable product mix as well as lower labor and overhead expenses, which were partially a result of the sale of the assets and liabilities associated with the EL product line in the first quarter of 2013.

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

Research and Development

	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
Research and development, net	$7.0	$10.6	$(3.6)	-34.1%	$10.6	$10.7	$(0.1)	-1.5%
% of sales	4.2%	6.2%	—	(200) bps	6.2%	5.8%	—	40	bps

Net research and development expenses decreased $3.6 million or 34.1% to $7.0 million in 2013 from $10.6 million in 2012. The decrease was primarily the result of reductions in labor and overhead following the sale of the assets and liabilities related to the EL product line in the first quarter of 2013 as well as lower expenses as a result of fewer custom projects as compared to prior years.

Net research and development expenses decreased $0.1 million or 1.5% to $10.6 million in 2012 from $10.7 million in 2011. The decrease was primarily due to lower headcount in 2012 as compared to 2011 and efforts to reduce expenditures.

As a percentage of sales, research and development expenses decreased to 4.2% in 2013 as compared to 6.2% in 2012 due to the decrease in expenses discussed above. Research and development expenses were 5.8% of sales in 2011. The increase as a percentage of sales from 2011 to 2012 was primarily due to sales research and development expenses decreasing at a slower rate than the decrease in sales.

Sales and Marketing

	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
Sales and marketing	$19.6	$24.8	$(5.2)	-21.1%	$24.8	$25.9	$(1.1)	-4.2%
% of sales	11.8%	14.5%	—	(270) bps	14.5%	13.9%	—	60	bps

Sales and marketing expenses decreased $5.2 million or 21.1% to $19.6 million in 2013 from $24.8 million in 2012. The decrease in sales and marketing expenses was due primarily to lower sales commissions as a result of lower sales as well as lower payroll related expenses as a result of reduced headcount.

Sales and marketing expenses decreased $1.1 million or 4.2% to $24.8 million in 2012 from $25.9 million in 2011. The decrease was primarily due to lower share based compensation expense and lower headcount, which were partially offset by increases in program spending in 2012 to better position the Company to increase digital signage product revenues.

As a percentage of sales, sales and marketing expenses decreased to 11.8% in 2013 as compared to 14.5% in 2012. The decrease was due primarily to lower overall expenditures as compared to 2012. In 2011, sales and marketing expenses were 13.9% of sales. The increase from 2011 to 2012 was due primarily to sales and marketing expenses decreasing at a slower rate than the decrease in sales.

General and Administrative

	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
General and administrative	$12.4	$14.0	$(1.6)	-11.3%	$14.0	$16.8	$(2.8)	-16.9%
% of sales	7.4%	8.2%	—	(80) bps	8.2%	9.0%	—	(80	) bps

General and administrative expenses decreased $1.6 million or 11.3% to $12.4 million in 2013 as compared to $14.0 million in 2012. The decrease was primarily due to a general decrease in expenditures as a result of the Company’s efforts to control costs and the sale of the assets and liabilities related to the EL product line.

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

As a percentage of sales, general and administrative expenses decreased to 7.4% in 2013 from 8.2% in 2012. The decrease was primarily due to the successful efforts to reduce overall expenditures at a greater rate than the decline in sales. In 2011 general and administrative expenses were 9.0% of sales. The decrease as a percentage of sales from 2011 to 2012 was primarily due to the reasons discussed above.

Amortization of Intangible Assets

	2013	2012	$ Change	% Change		2012	2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
Amortization of intangible assets	$0.6	$0.7	$(0.1)	-18.8%		$0.7	$2.0	$(1.3)	-65.1%
% of sales	0.3%	0.4%	—	(10	) bps	0.4%	1.1%	—	(70	) bps

Expenses for the amortization of intangible assets were $0.6 million in 2013 as compared to $0.7 million in 2012. The decrease of $0.1 million was a result of certain intangible assets that became fully amortized during the fourth quarter of 2013, resulting in expense for only a portion of 2013.

Expenses for the amortization of intangible assets were $0.7 million in 2012 as compared to $2.0 million in 2011. The decrease of $1.3 million was the result of certain intangible assets that became fully amortized in the fourth quarter of 2011 and as such had no related amortization expense in 2012. All intangible assets were fully amortized as of September 27, 2013. No expense related to the amortization of intangible assets is expected in future periods.

Restructuring Charges

	2013	2012	$ Change	% Change		2012	2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
Restructuring charges	$3.3	$0.9	$2.4	261.5%		$0.9	$1.1	$(0.2)	-13.0%
% of sales	2.0%	0.5%	—	150	bps	0.5%	0.6%	—	(10	) bps

2013 Restructuring charges

In 2013 the Company recorded $3.3 million in net restructuring charges. As discussed in Note 11—Restructuring Charges, during the fourth quarter of 2013, the Company recorded restructuring charges related to the consolidation of its operations in Finland. The charges consisted primarily of severance benefits estimated for the termination of certain employees who performed general and administrative, purchasing, and sales functions for the Company. Also during fiscal 2013 the Company recorded restructuring charges related to the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility. Additionally, in the first quarter of 2013, the Company recorded charges consisting primarily of severance benefits estimated for the termination of certain employees who performed manufacturing and general and administrative functions for the Company in Finland.

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

Loss on Sale of Assets

	2013	2012	$ Change	% Change		2012	2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
Loss on sale of assets	$1.3	$—	$1.3	—		$—	$—	$—	—
% of sales	0.8%	—	—	80	bps	—	—	—	—

During the first quarter of 2013, the Company sold the assets and liabilities associated with the EL product line. As discussed in Note 13—Loss on Sale of Assets, the Company recorded a $1.3 million loss on the sale.

Operating Expenses

	2013	2012	$ Change	% Change		2012	2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
Total operating expenses	$44.2	$51.0	$(6.8)	-13.4%		$51.0	$56.6	$(5.6)	-9.8%
% of sales	26.5%	29.8%	—	(330	) bps	29.8%	30.4%	—	(60	) bps

Operating expenses decreased $6.8 million or 13.4% to $44.2 million in 2013 from $51.0 million in 2012. The decrease in operating expenses was primarily due to payroll related expenses as a result of the sale of the assets and liabilities related to the EL product line as well as ongoing efforts to reduce the Company’s cost structure.

Operating expenses decreased $5.6 million or 9.8% to $51.0 million in 2012 from $56.6 million in 2011. The decrease in operating expenses was primarily due to decreases in general and administrative expenses, amortization of intangible assets, and sales and marketing expenses, as discussed above.

As a percentage of sales, operating expenses decreased to 26.5% in 2013 from 29.8% in 2012. The decrease in operating expenses as a percentage of sales is primarily due to the aforementioned reductions in costs while the Company was able to partially offset declines in commercial and industrial product sales, including EL displays, with increases in digital signage sales. As a percentage of sales, operating expenses decreased to 29.8% in 2012 from 30.4% in 2011 as operating expenses decreased at faster rate than sales.

Non-operating Income and Expense

	2013	2012	$ Change	2012	2011	$ Change
	(In millions)
Interest, net	$0.2	$—	$0.2	$—	$—	$—
Foreign exchange, net	(0.3)	0.5	(0.8)	0.5	(0.3)	0.8
Other, net	0.4	0.5	(0.1)	0.5	0.1	0.4

Net non-operating income (expense)	$0.3	$1.0	$(0.7)	$1.0	$(0.2)	$1.2

Non-operating income and expense includes interest income on cash and cash equivalents, interest expense, net foreign currency exchange gain or loss and other income or expenses. Net interest income was $0.2 million in 2013 as compared to net interest expense of $15 thousand in 2012 and net interest income of $22 thousand in 2011.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. In 2013, the Company recorded a net foreign currency exchange loss of $0.3 million, as compared to a net gain of $0.5 million in 2012 and a net loss of $0.3 million in 2011. The loss in 2013 is due primarily to unfavorable fluctuations in foreign currency exchange rates in the Company’s primary foreign currency, the Euro.

The Company currently realizes approximately one-quarter of its revenue outside the United States. The functional currency of the Company’s primary foreign subsidiaries is the Euro which must be translated to U.S. Dollars for consolidation.

Provision for Income Taxes

The Company recorded tax expense of $0.04 million in 2013, as compared to tax expenses of $0.7 million in 2012 and $0.1 million in 2011. Components of the 2013 tax provision included foreign tax expense, partially offset by state tax benefits. The 2012 tax provision included foreign and state expense, a valuation allowance recorded against Finnish deferred tax assets, and a reduction of uncertain tax positions. In 2011, the tax provision included expense from foreign and state jurisdictions, which were offset largely by tax benefits generated by losses in other foreign jurisdictions.

The 0.6% effective tax rate for the year ending September 27, 2013 differs from the federal statutory rate primarily due to the valuation allowance on the Company’s US and Finnish deferred tax assets and foreign income taxed at different rates. In 2012, the 4.8% effective tax rate differed from the federal statutory rate primarily due to the valuation allowance on the Company’s U.S. and Finnish deferred tax assets, and the settlement of uncertain tax positions.

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

Net Loss

	2013	2012	$ Change	% Change		2012	2011	$ Change	% Change
	(In millions, except percentage and basis point changes)
Net loss	$(6.5)	$(16.2)	$(9.7)	-59.6%		$(16.2)	$(4.7)	$11.5	243.9%
% of sales	-3.9%	-9.4%	—	(550	) bps	-9.4%	-2.5%	—	690	bps
Net loss per share—basic and diluted	(0.31)	(0.81)				(0.81)	(0.24)

The 2013 net loss was $6.5 million or $0.31 per basic and diluted share. In 2012 net loss was $16.2 million or $0.81 per basic and diluted share. In 2011 net loss was $4.7 million or $0.24 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements are for working capital and general corporate needs.

Net cash used in operating activities was $7.1 million in 2013 as compared to cash used in operating activities of $0.7 million in 2012. Net cash used in operating activities in 2013 primarily relates to the net loss incurred in the period, increases in accounts receivable and inventories, and a decrease in other liabilities. These uses of cash were partially offset by an increase in accounts payable and non-cash charges including depreciation, amortization, share-based compensation, and the loss on the sale of assets and liabilities related to the Company’s EL product line, which did not result in a cash outlay. Net cash used in operating activities in 2012 primarily relates to decreases in other liabilities, accounts payable, and deferred revenue and the net loss incurred for the period. These uses of cash were partially offset by decreases in inventories and accounts receivable, and non-cash charges including depreciation, amortization and share based compensation, and restructuring charges.

At September 27, 2013, the Company had total cash of $12.0 million compared to $17.8 million at September 27, 2012. The amount of cash at September 27, 2013 includes $6.7 million held by foreign subsidiaries.

Working capital decreased $6.6 million to $34.9 million at September 27, 2013 from $41.5 million at September 28, 2012. Current assets decreased $4.0 million to $67.2 million in 2013 as compared to $71.2 million in 2012 due primarily to decreases in cash and inventories, partially offset by an increase in accounts receivable.

Cash decreased by $5.8 million due primarily to cash used in operating and financing activities, partially offset by cash provided by investing activities. Accounts receivable increased $4.2 million due to higher sales in the fourth quarter of 2013 as compared to the same period of 2012, as well due to the timing of sales toward the end of the quarter. Inventories decreased $2.0 million as increased purchases were more than offset by the sale of EL related inventories to Beneq. Current liabilities increased $2.6 million due primarily to increases in accounts payable and the current portion of capital leases, partially offset by a decrease in other current liabilities. Accounts payable increased $5.4 million primarily due to increased inventory purchases and the timing of payments to vendors. Other current liabilities decreased $3.1 million primarily due to decreases in accrued compensation.

Additions to property, plant and equipment were $2.8 million and $3.5 million in 2013 and 2012, respectively. In 2013, expenditures for property, plant, and equipment primarily related to the purchase of information technology software and equipment associated with the replacement of the Company’s ERP system. In 2012 expenditures for property, plant and equipment primarily related to the replacement of the ERP system, tooling and manufacturing equipment, and leasehold improvements.

The Company entered into a new credit agreement with Silicon Valley Bank on November 21, 2013, resulting in the termination of its prior credit agreement with Bank of America. The Company’s credit agreement with Silicon Valley Bank allows for borrowing up to 80% of its eligible accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement has interest rates ranging from LIBOR + 2.25% to Prime + 0.75%, expires on November 21, 2015, and is secured by substantially all of the assets of the Company. The Silicon Valley Bank credit agreement has restrictive financial covenants. Had the agreement been in place on September 27, 2013, the Company’s borrowing capacity would have been $12.0 million. As of September 27, 2013, under the credit agreement with Bank of America, the Company’s borrowing capacity was $11.1 million, of which $1.9 million was committed through standby letters of credit related to the Company’s capital lease obligations. There were no amounts outstanding under the Company’s credit agreement as of September 27, 2013 and September 28, 2012. The Bank of America credit agreement contained certain financial covenants, with which the Company was in compliance as of September 27, 2013.

The Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations. As of September 27, 2013 the cumulative undistributed earnings of these foreign operations were approximately $1.8 million and the unrecognized deferred tax liability related to these undistributed earnings was $0.1 million. The Company’s cash balance at September 27, 2013 includes $6.7 million held by foreign subsidiaries, of which approximately $1.8 million is indefinitely reinvested. Based on the Company’s U.S. and non-capital and liquidity needs, the Company does not require the repatriation of foreign held funds to meet currently projected liquidity needs.

Item 8.	Financial Statements and Supplementary Data

PLANAR SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Planar Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 27, 2013 and September 28, 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 27, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 27, 2013 and September 28, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended September 27, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Portland, Oregon

December 4, 2013

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Sept. 27, 2013	Sept. 28, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash (Note 1)	$11,971	$17,768
Accounts receivable, net of allowance for doubtful accounts of $498 at 2013 and $535 at 2012 (Note 1)	22,821	18,604
Inventories (Note 1)	30,003	31,984
Other current assets (Notes 1 and 8)	2,426	2,829

Total current assets	67,221	71,185
Property, plant and equipment, net (Notes 1 and 4)	6,434	3,554
Intangible assets, net (Notes 1 and 5)	—	565
Other assets (Notes 1 and 8)	6,230	6,580

	$79,885	$81,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,042	$11,686
Current portion of capital leases (Note 12)	759	449
Deferred revenue	1,685	1,659
Other current liabilities (Notes 6, 8, and 11)	12,848	15,915

Total current liabilities	32,334	29,709
Capital leases, less current portion (Note 12)	394	545
Other long-term liabilities (Notes 1 and 8)	5,390	5,111

Total liabilities	38,118	35,365
Shareholders’ equity (Note 9):
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 21,036,278 and 20,354,300 issued shares at 2013 and 2012, respectively	186,202	184,556
Retained deficit	(141,735)	(134,751)
Accumulated other comprehensive loss	(2,700)	(3,286)

Total shareholders’ equity	41,767	46,519

	$79,885	$81,884

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Sept. 27, 2013	Sept. 28, 2012	Sept. 30, 2011
	(In thousands, except per share amounts)
Sales	$166,809	$171,354	$186,504
Cost of sales	129,454	136,718	134,365

Gross profit	37,355	34,636	52,139
Operating expenses:
Research and development, net (Note 1)	6,977	10,592	10,748
Sales and marketing	19,595	24,842	25,929
General and administrative	12,412	13,987	16,836
Amortization of intangible assets (Note 5)	565	696	1,992
Restructuring charges (Note 11)	3,333	922	1,060
Loss on sale of assets (Note 13)	1,314	—	—

Total operating expenses	44,196	51,039	56,565

Loss from operations	(6,841)	(16,403)	(4,426)
Non-operating income (expense):
Interest, net	157	(15)	22
Foreign exchange, net	(250)	479	(334)
Other, net	440	499	130

Net non-operating income (expense)	347	963	(182)

Loss before income taxes	(6,494)	(15,440)	(4,608)
Provision for income taxes (Note 8)	42	742	98

Net loss	(6,536)	(16,182)	(4,706)

Net loss per share
Basic and diluted	$(0.31)	$(0.81)	$(0.24)

Average shares outstanding—basic and diluted	20,757	20,083	19,419

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Sept. 27, 2013	Sept. 28, 2012	Sept. 30, 2011
	(In thousands)
Net loss	$(6,536)	$(16,182)	$(4,706)
Other comprehensive income (loss):
Foreign currency translation adjustments	586	(1,215)	(44)

Comprehensive loss	$(5,950)	$(17,397)	$(4,750)

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Sept. 27, 2013	Sept. 28, 2012	Sept. 30, 2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,536)	$(16,182)	$(4,706)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,080	2,673	4,155
Restructuring charges	3,333	922	1,060
Deferred taxes	56	918	(511)
Loss on sale of assets	1,314	—	—
Shared based compensation	1,462	1,604	2,263
Net reduction in carrying amounts of certain assets and liabilities	(491)	—	—
Lease incentives	—	300	—
(Increase) decrease in accounts receivable, net	(5,635)	6,882	1,303
(Increase) decrease in inventories	(4,594)	10,543	(9,419)
(Increase) decrease in other assets	318	410	(407)
Increase (decrease) in accounts payable	5,753	(3,779)	(621)
Increase (decrease) in deferred revenue	—	(624)	725
Decrease in other liabilities	(4,132)	(4,365)	(1,669)

Net cash used in operating activities	(7,072)	(698)	(7,827)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,817)	(3,532)	(1,490)
Purchase of leasehold improvements reimbursed by landlord	—	(300)	—
Proceeds from sale of assets	4,145	—	—

Net cash provided by (used in) investing activities	1,328	(3,832)	(1,490)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease	1,017	1,085	—
Payments of capital lease obligations	(986)	(91)	(4)
Value of shares withheld for tax liability	(448)	(473)	(504)
Net proceeds from issuance of capital stock	184	126	274

Net cash provided by (used in) financing activities	(233)	647	(234)
Effect of exchange rate changes on cash	180	(580)	73

Net decrease in cash	(5,797)	(4,463)	(9,478)
Cash at beginning of period	17,768	22,231	31,709

Cash at end of period	$11,971	$17,768	$22,231

Supplemental cash flow disclosure
Cash paid for interest	$115	$58	$66
Cash paid for income taxes	143	367	610

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts and share data)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Loss	Equity
BALANCE, SEPTEMBER 24, 2010	19,162,335	$180,289	$(112,886)	$(2,027)	$65,376
Net loss	—	—	(4,706)	—	(4,706)
Other comprehensive loss	—	—	—	(44)	(44)
Value of shares withheld for tax liability	(215,567)	—	(504)	—	(504)
Proceeds from issuance of common stock	811,632	274	—	—	274
Share based compensation	—	2,263	—	—	2,263

BALANCE, SEPTEMBER 30, 2011	19,758,400	$182,826	$(118,096)	$(2,071)	$62,659
Net loss	—	—	(16,182)	—	(16,182)
Other comprehensive loss	—	—	—	(1,215)	(1,215)
Value of shares withheld for tax liability	(256,020)	—	(473)	—	(473)
Proceeds from issuance of common stock	851,920	126	—	—	126
Share based compensation	—	1,604	—	—	1,604

BALANCE, SEPTEMBER 28, 2012	20,354,300	$184,556	$(134,751)	$(3,286)	$46,519
Net loss	—	—	(6,536)	—	(6,536)
Other comprehensive income	—	—	—	586	586
Value of shares withheld for tax liability	(269,010)	—	(448)	—	(448)
Proceeds from issuance of common stock	950,988	184	—	—	184
Share based compensation	—	1,462	—	—	1,462

BALANCE, SEPTEMBER 27, 2013	21,036,278	$186,202	$(141,735)	$(2,700)	$41,767

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED SEPTEMBER 27, 2013

(Dollars in thousands, except per share amounts, and share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Planar Systems, Inc. was initially incorporated as a Delaware corporation in 1983 and became an Oregon corporation in 1988. Planar Systems, Inc., and its wholly-owned subsidiaries are engaged in developing, manufacturing and marketing electronic display products and systems. These display products and systems are primarily tiled LCD systems, signage monitors, touch monitors, desktop monitors, rear-projection cubes, custom commercial and industrial displays, and home theater projection systems.

Principles of consolidation

The consolidated financial statements include the financial statements of Planar Systems, Inc. together with its wholly-owned subsidiaries, Planar Systems Oy, Clarity, a Division of Planar Systems, Inc., and the subsidiaries of such subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year

The Company’s fiscal year ends on the last Friday in September. The last days of fiscal 2013, 2012, and 2011, were September 27, September 28, and September 30, respectively. Due to statutory requirements, Planar Systems Oy’s fiscal year-end is September 30. All references to a year in these notes are to the Company’s fiscal year ended in the period stated which includes the fiscal year results of Planar Systems, Oy.

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

Cash

Cash of $11,971 represents cash deposits in banks.

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

Changes in the allowance for doubtful accounts were as follows:

Description	Balance at beginning of period	Charged to cost and expense	Deductions(1)	Balance at end of period
Year Ended September 30, 2011
Allowance for doubtful accounts	$2,005	$792	$(1,175)	$1,622

Year Ended September 28, 2012
Allowance for doubtful accounts	$1,622	$379	$(1,466)	$535

Year Ended September 27, 2013
Allowance for doubtful accounts	$535	$211	$(248)	$498

(1)	Deductions represent write-offs and recoveries of previously reserved balances.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of adjustments for estimated excess inventory and obsolescence based upon the Company’s best estimate of future product demand. Inventories consist of:

	2013	2012
Raw materials	$15,911	$16,249
Work in progress	59	1,485
Finished goods	14,033	14,250

	$30,003	$31,984

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

Operating leases

The Company records the minimum base rents for its operating leases on a straight-line basis over the life of the lease term. The difference between rent expense calculated on a straight-line basis and rent paid is recorded as a deferred rent liability. As discussed in Note 11—Restructuring Charges, during 2013 the Company recorded restructuring charges related to the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility. As a result, the present value of the future minimum annual operating lease payments related to the vacated space have been included in restructuring charges for the year ended September 27, 2013 and other current liabilities and other long-term liabilities as of September 27, 2013.

Other assets

Included in other current assets of $2,426 and $2,829 as of September 27, 2013 and September 28, 2012, respectively, are various prepaid assets, non-trade receivables, and deferred tax assets.

Included in other long-term assets of $6,230 and $6,580 as of September 27, 2013 and September 28, 2012, respectively, are assets related to the Company’s deferred compensation plan in the amounts of $826 and $1,123, respectively. Assets of the deferred compensation plan are accounted for as trading securities. Any increases in assets cause corresponding increases in liabilities, thereby negating any income or loss effect in the Consolidated Statement of Operations as a result of changes in value of the deferred compensation plan. The deferred compensation plan allowed eligible executives to elect to defer up to 100% of their regular compensation and incentive awards, and non-employee Board members could elect to defer up to 100% of their directors’ compensation. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. This plan was frozen effective December 24, 2004 and no deferrals have been made under the plan since that date.

Other long-term assets also included $16 and $2,691 related to equipment which had not been placed in service as of September 27, 2013 and September 28, 2012, respectively. The balance at September 28, 2012 consisted primarily of information technology software and equipment associated with the replacement of the Company’s ERP system, which was placed into service during fiscal year 2013.

Other long-term liabilities

Included in other long-term liabilities of $5,390 and $5,111 as of September 27, 2013 and September 28, 2012, respectively, are liabilities related to the Company’s deferred compensation plan described above in the amounts of $826 and $1,123, respectively.

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

For transactions with multiple-deliverable arrangements, as defined by Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), the Company allocates revenue using the relative selling price method. In general, where revenue arrangements involve acceptance provisions, the acceptance criteria are usually limited to the published specifications of the Company’s products. In those circumstances when customer specified acceptance criteria exist and where the Company cannot demonstrate that products meet those specifications prior to shipment, revenue is deferred until customer acceptance occurs. For orders with multiple elements (i.e., installation, training, additional parts, etc.) and where one or more elements are undelivered at the end of a reporting period, the Company recognizes revenue on the delivered elements only after the determination has been made that the delivered elements have stand alone value and any undelivered elements have objective and reliable evidence of selling price. The Company’s policies comply with the guidance provided by ASC Topic 605. Judgments are required in evaluating the credit worthiness of the Company’s customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the collection risk is minimal. For transactions with software elements, the Company accounts for transactions in accordance with Accounting Standards Update No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”).

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

	2013	2012	2011
Research and development expense	$7,850	$11,361	$11,827
Contract funding and refundable research and development tax credits	(873)	(769)	(1,079)

Net research and development	$6,977	$10,592	$10,748

Warranty

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities. See additional discussion in Note 6—Other Current Liabilities.

Intangible assets

Intangible assets consisted of acquired developed technology and customer relationships associated with the Company’s 2006 acquisition of Clarity Visual Systems, Inc., which were amortized over their estimated useful lives. When these assets were acquired, the weighted-average amortization period was between four years and seven years. As of September 27, 2013, intangible assets were fully amortized. See additional discussion in Note 5—Intangible Assets.

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

Advertising expenses

All advertising costs are expensed as incurred and totaled $3,515, $2,486, and $2,094 in fiscal 2013, 2012, and 2011, respectively.

Net loss per share

Basic net loss per share was computed using the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. No incremental shares for fiscal years ended September 27, 2013, September 28, 2012, and September 30, 2011 were used in the calculations of diluted earnings per share. In years in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options and unvested restricted stock outstanding were excluded from the computation of diluted net loss per share for the years ended September 27, 2013, September 28, 2012, and September 30, 2011.

Financial instruments

For short-term financial instruments, including cash, accounts receivable, short-term debt, short-term capital leases, accounts payable and accrued compensation, the carrying amount approximates the fair value because of the immediate short-term nature of those instruments. The differences between the fair values and carrying amounts of the Company’s financial instruments at September 27, 2013, September 28, 2012, and September 30, 2011 were not material.

Derivative instruments

The Company is exposed to certain foreign currency risks relating to its ongoing business operations, as the Euro is the functional currency of the Company’s European subsidiaries. The Company does not hedge foreign currency risk. As a result, changes in the U.S. Dollar versus the Euro exchange rate positively or negatively impact the Company’s net income. The net loss on foreign currency exchange transactions was $250 in the year ended September 27, 2013. This compared to a net gain on foreign currency exchange transactions of $479 in the year ended September 28, 2012 and a net loss on foreign currency exchange transactions of $334 in the year ended September 30, 2011. These amounts were recorded as foreign exchange, net in the Consolidated Statements of Operations.

Share based compensation plans

Share based compensation expense recognized for the twelve months ended September 27, 2013, September 28, 2012, and September 30, 2011 was $1,462, $1,604, and $2,263, respectively, which consisted of share based compensation expense related to employee stock options, restricted stock and the Company’s Employee Stock Purchase Plan. See Note 9—Shareholders’ Equity for additional information.

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

NOTE 2—CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The risk in trade accounts receivable is mitigated by the credit worthiness of the companies comprising the Company’s customer base and their dispersion across many different sectors of the electronics industry and geographies. At September 27, 2013, the Company does not believe it had any significant credit risks which are not provided for in the allowance for doubtful accounts.

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

The Company also purchases single-source components for which it has no guaranteed alternative source of supply, and an extended interruption in the supply of any of these components could adversely affect the Company’s results of operations. Furthermore, many of the components used in the Company’s products are purchased from suppliers located outside the United States. Trading policies adopted in the future by the United States or foreign governments could restrict the availability of components or increase the cost of obtaining components. Any significant increase in component prices or decrease in component availability could have an adverse effect on the Company’s results of operations. The Company has in the past and may in the future face difficulty ensuring an adequate supply of quality components and materials, such as high resolution glass, used in the Company’s products. In the future the Company may also face difficulties ensuring an adequate supply of rear-projection screens used in its video wall products. The Company is actively engaged in efforts to reduce this risk area. In addition, the Company has in the past and may in the future be negatively impacted by certain U.S. International Trade Commission exclusion order bans on imports of certain products that are used in the Company’s manufacturing process. These import bans could affect the Company’s ability to import adequate supplies and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

NOTE 3—EARNINGS PER SHARE

Average basic and diluted shares outstanding for the periods ending September 27, 2013, September 28, 2012, and September 30, 2011 were 20,757,000, 20,083,000, and 19,419,000 shares, respectively. ASC Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and nonvested shares, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. There was no dilutive effect of in-the-money employee stock options or nonvested shares totaling 526,000, 304,000, and 374,000 as of September 27, 2013, September 28, 2012, and September 30, 2011, respectively, due to the Company incurring a net loss for each of those years then ended. In addition to those shares, for the years ended September 27, 2013, September 28, 2012, and September 30, 2011, 1,089,000, 1,379,000, and 1,470,000 shares, respectively, were excluded from the computation of earnings per share because they were antidilutive under the treasury stock method.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of:

	2013	2012
Buildings	$9,401	$12,217
Machinery and equipment	43,662	36,270

Total property, plant and equipment	53,063	48,487
Less: accumulated depreciation	(46,629)	(44,933)

Net property, plant and equipment	$6,434	$3,554

Net property, plant and equipment by geography were as follows:

	2013	2012
United States	$6,323	$2,479
Other	111	1,075

Net property, plant, and equipment	$6,434	$3,554

The Company recorded depreciation expense of $1,515, $1,977, and $2,163 in fiscal 2013, 2012, and 2011, respectively.

NOTE 5—INTANGIBLE ASSETS

Net intangible assets consist of the following:

	2013	2012
Customer relationships, net of accumulated amortization of $7,951 and $7,386	$—	$565

	$—	$565

As of September 27, 2013 and September 28, 2012, the Company had recorded accumulated amortization of $24,151 and $23,586, respectively. Accumulated amortization at both September 27, 2013 and September 28, 2012 includes $14,400 of acquired technologies fully amortized in fiscal 2012, and $1,800 of tradenames and trademarks which became fully amortized in fiscal 2011 and 2010, respectively. Amortization expense was $565, $696, and $1,992 in 2013, 2012, and 2011, respectively. Intangible assets were fully amortized as of September 27, 2013. Accordingly, no amortization expense is expected after fiscal 2013.

NOTE 6—OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	2013	2012
Warranty reserve	$3,611	$3,827
Accrued compensation	3,193	5,391
Other	6,044	6,697

	$12,848	$15,915

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

	2013	2012
Balance at beginning of period	$3,827	$3,613
Cash paid for warranty repairs	(4,026)	(3,948)
Provision for current period sales	3,810	4,162

Balance at end of period	$3,611	$3,827

NOTE 7—COMMITMENTS

Most of the Company’s office and manufacturing facilities are subject to long-term operating leases. In connection with certain of these leases which were amended in fiscal 2011, the Company received tenant improvement allowances totaling $790. These lease incentives are being amortized as a reduction of rent expense over the term of the respective leases, which range from five to six years. As of September 27, 2013, $300 of leasehold improvements had been purchased using these allowances and reimbursed by the landlord and $490 has been used as credits against rental payments. As discussed in Note 11—Restructuring Charges, during 2013 the Company recorded restructuring charges related to the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility. As a result, the present value of the future minimum annual operating lease payments related to the vacated space have been included in restructuring charges for the year ended September 27, 2013 and other current liabilities and other long-term liabilities as of September 27, 2013. The future minimum annual operating lease payments of $3,004 related to this lease have been included in the table below.

At September 27, 2013, the minimum annual operating lease payments for all operating leases entered into by the Company were:

Fiscal years ending in September
2014	2,753
2015	2,689
2016	2,558
2017	916
2018	306
Thereafter	2,395

$11,617

Total rent expense was $2,360, $3,861, and $3,992 for the years ended September 27, 2013, September 28, 2012, and September 30, 2011, respectively.

NOTE 8—INCOME TAXES

The components of net loss before income taxes consist of the following:

	2013	2012	2011
Domestic	$(4,149)	$(10,336)	$(4,742)
Foreign	(2,345)	(5,104)	134

	$(6,494)	$(15,440)	$(4,608)

The following table summarizes the provision for U.S. federal, state and foreign taxes on income:

	2013	2012	2011
Current:
Federal	$—	$(351)	$(34)
State	(64)	67	96
Foreign	50	293	542

	(14)	9	604
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	56	733	(506)

	56	733	(506)

	$42	$742	$98

A reconciliation of the differences between the U.S. and federal statutory tax rate and the Company’s effective rate are as follows:

	2013	2012	2011
Computed statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefits	(3.3)	(3.3)	(3.3)
Non-U.S. income taxed at different rates	7.6	3.5	(7.3)
Change in valuation allowance	32.5	42.9	47.2
Tax contingencies and settlements	(1.7)	(4.7)	—
Other items, net	0.5	1.4	0.5

Effective tax rate	0.6%	4.8%	2.1%

The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 27, 2013 and September 28, 2012 were as follows:

	2013	2012
Deferred tax assets:
Inventories	$2,449	$4,172
Deferred revenue	905	1,215
Warranty reserve	1,355	1,396
Payroll and severance related	489	594
Other reserves	3,323	2,598
Intangibles	8,081	8,807
Accumulated depreciation	1,130	1,043
Capital losses	—	6,030
Net operating losses	21,275	16,891
Tax credits	9,520	9,998

Gross deferred tax assets	48,527	52,744
Valuation allowance	(47,494)	(51,168)

Deferred tax assets	1,033	1,576
Deferred tax liabilities:
Accumulated depreciation	—	(288)

Deferred tax liabilities	—	(288)

Net deferred tax asset	$1,033	$1,288

The deferred tax assets and liabilities are recorded in the following balance sheet accounts:

	2013	2012
Other current assets	$567	$713
Other long-term assets	466	575
Other current liabilities	—	—

	$1,033	$1,288

During fiscal years 2013, 2012, and 2011 the Company recognized no tax benefits related to differences between financial and tax reporting of share based compensation transactions.

The Company establishes a valuation allowance for deferred tax assets, when it is more likely than not that such deferred tax assets will not be realized. During fiscal 2013 a decrease of $3,647 in the valuation allowance was due to the expiration of US capital loss carryforwards, offset by the Company’s continued inability to benefit from its U.S. and Finnish tax assets. During fiscal 2012 an increase of $6,200 in the valuation allowance was due to the Company’s continued inability to benefit from its U.S. tax assets and from recording a valuation allowance of $494 for Finnish tax assets as the recent three year cumulative loss is given more weight than projected future income when determining a need for a valuation allowance. The Company continues to provide a full valuation allowance against all of its U.S. and Finnish tax assets as the recent three year cumulative loss is given more weight than projected future income when determining the need for a valuation allowance.

As of September 27, 2013 and September 28, 2012, the Company had $30,795 and $32,919, respectively, in tax assets (tax-effected) resulting from NOLs, capital losses, and tax credits carryforwards. A detailed breakdown of these assets as of September 27, 2013 and September 28, 2012 are as follows:

	2013	2012
Federal net operating losses	$16,465	$12,398
State net operating losses and credits	2,920	2,301
Foreign net operating losses	2,194	2,192
Federal capital losses	—	6,030
Federal research credits	3,720	4,590
Federal minimum tax credits	249	249
Federal foreign tax credits	5,247	5,159

	$30,795	$32,919

The Federal NOLs expire on various dates through 2033 while state NOLs expire on various dates through 2029. The Federal research credits expire on various dates through 2033. Finnish NOLs expire on various dates through 2022. Federal minimum tax credits and French NOLs are available indefinitely. The Foreign Tax Credits expire on various dates through 2023. Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of NOLs and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. The Company has not performed a Section 382 analysis to determine the possible limitation of its NOLs. The Company has not provided for additional U.S. federal income and foreign withholding taxes on its undistributed earnings from non-U.S. operations as of September 27, 2013 because such earnings are intended to be reinvested indefinitely outside of the United States. As of September 27, 2013 the cumulative undistributed earnings of these foreign operations were approximately $1,800 and the unrecognized deferred tax liability related to these undistributed earnings was $100.

The Company’s major U.S. jurisdictions under which it operated in fiscal 2013 included Oregon, California, and Texas while major international jurisdictions included Finland and France. The following table summarized the activity related to the Company’s world-wide unrecognized tax benefits:

Balance at September 28, 2012	$1,270
Increase related to current year tax positions	—
Increase related to prior year tax positions	—
Decrease related to current year tax positions	—
Decrease related to prior year tax positions	(310)

Balance at September 27, 2013	$960

The Company classifies interest and penalties related to uncertain tax positions in income tax expense. The total $960 of unrecognized tax benefits, if recognized, would impact the tax rate. For the year ended September 27, 2013 the Company had $56 of accrued interest related to uncertain tax positions. It is reasonably possible that the Company’s uncertain tax positions will decrease by approximately $386 in the next twelve months due to the settlement of foreign items. This amount is classified as a current liability as of September 27, 2013.

The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has settled with the Internal Revenue Service on their examination of all United States federal income tax matters through fiscal year 2008. The Company has also settled the examination of its Finnish tax returns for all tax years through 2006. In January 2011 the French tax authority began a routine examination of the Company’s French tax returns for fiscal years 2009 and 2010, which was settled in the second quarter of 2012. The company is subject to numerous ongoing state and foreign tax audits. Although the final outcome of these audits are uncertain, based on currently available information, the Company believes the ultimate resolution will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 9—SHAREHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock at $0.01 par value. As of September 27, 2013, no shares of preferred stock had been issued; however, 200,000 shares of Series D Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Company’s Board of Directors.

Employee Stock Purchase Plan

In fiscal 2005 the Company adopted the 2004 Employee Stock Purchase Plan (“the Plan”). The Plan provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. In the second quarter of 2010, the Company’s shareholders approved an amendment to the Plan which increased the number of shares of common stock that may be purchased under the Plan from 400,000 shares to 1,400,000 shares. As of September 27, 2013, approximately 610,000 shares remained available for purchase.

Stock options

In the first quarter of fiscal 2010 the Company adopted the 2009 Incentive Plan (the “2009 Plan”). This plan replaced, with respect to new issuances, the Company’s 1993 Stock Incentive Plan, the 1996 Stock Incentive Plan, the 1999 Non-Qualified Stock Option Plan, the 2007 New Hire Incentive Plan, the Clarity Visual Systems, Inc. 1995 Plan and Non-Qualified Stock Option Plan as well as any individual inducement awards, which are collectively referred to as the “Prior Plans.” The 2009 Plan authorizes the issuance of 1,300,000 shares of common stock. In addition, up to 2,963,375 shares subject to awards outstanding under the Prior Plans at the time the 2009 Plan was approved became available for issuance under the 2009 Plan to the extent that these shares cease to be subject to the original awards (such as by expiration, cancellation or forfeiture of the awards). In the fourth quarter of 2012, shareholders approved an amendment to the 2009 Plan, authorizing the issuance of an additional 1,700,000 shares of common stock. The maximum number of shares that may be issued under the 2009 Plan is 5,963,375 shares, including shares available from the Prior Plans.

The 2009 Plan provides for the granting of stock options, which generally vest and become exercisable over a three year period and expire seven to ten years after the date of grant. Options were last granted in the second quarter of fiscal 2008.

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding at September 28, 2012	951,467	$9.65
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(163,793)	11.07

Options outstanding at September 27, 2013	787,674	$9.35

All options outstanding at September 27, 2013 were exercisable. No options were exercised in 2013 or 2011. The total pretax intrinsic value of options exercised during 2012 was $3.

As of September 27, 2013, the total pretax intrinsic value of options outstanding and exercisable was $0 and the options had a weighted average remaining contractual term of 1.6 years.

Restricted stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718). Shares issued generally vest over a one- to three-year period upon the passage of time, or upon meeting objective performance conditions. The Company issued 940,500 shares of restricted stock to employees and non-employee directors in 2013. In the years ended September 28, 2012 and September 30, 2011 the Company issued employees 831,500 and 817,167 shares, respectively.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 28, 2012	1,316,671	$2.45
Granted	940,500	1.45
Vested	(790,996)	2.37
Forfeited	(48,666)	1.72

Restricted stock outstanding at September 27, 2013	1,417,509	$1.86

The total fair value of shares vested in the year ended September 27, 2013 was $1,324. The fair value of shares vested in the years ended September 28, 2012 and September 30, 2011 was $1,434 and $1,543, respectively.

Performance-based restricted stock awards

As of September 27, 2013 approximately 1,082,000 shares of performance-based restricted stock awards remained outstanding. These awards, granted in fiscal 2013 and prior periods, were granted to the Company’s executive officers and other Vice Presidents of the Company, and will vest at levels ranging from 0% of shares granted to 100% of shares granted, dependent upon the achievement of certain internal performance metrics for a term through the end of fiscal 2017.

Shareholders Rights Plan

In 2006, the Board of Directors approved a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding common share. Each right represents the right to purchase one hundredth of a share of Preferred Stock, at an exercise price of $100.00, subject to adjustment. The rights are only exercisable ten days after a person or group acquires, or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of the Company’s outstanding common stock. Subject to the terms of the shareholder rights plan and the discretion of the Board of Directors, each right would entitle the holder to purchase one share of common stock of the Company for each right at one-half of the then-current price. The rights expire in February 2016, but may be redeemed by action of the Board of Directors prior to that time at $0.001 per right.

Valuation and Expense Information

The Company recognizes compensation expense for all share based payment awards made to its employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The Company calculates the value of employee stock options on the date of grant using the Black-Scholes model. This model is also used to estimate the fair value of employee stock purchases related to the Employee Stock Purchase Plan. The Company values restricted stock awards at the closing price of the Company’s shares on the date of grant. The following table summarizes share based compensation expense related to share based payment awards, and employee stock purchases for the years ended September 27, 2013, September 28, 2012, and September 30, 2011, which were allocated as follows:

	2013	2012	2011
Cost of sales	$84	$102	$59

Research and development	91	144	212
Sales and marketing	251	203	534
General and administrative	1,036	1,155	1,458

Share based compensation expense included in operating expenses	1,378	1,502	2,204

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases	$1,462	$1,604	$2,263

As of September 27, 2013, total future compensation expense related to unvested restricted stock is expected to be $1,539. This expense is anticipated to be recognized over a weighted average remaining period of 3.1 years, through the fourth quarter of fiscal 2017.

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

NOTE 10—401(K) AND PENSION PLAN

All employees in the United States over 21 years of age are eligible to participate in the 401(k) savings and profit sharing plan. Employees can contribute up to statutory maximums. The Company matches up to 4.0% of each participating employee’s eligible compensation, also subject to statutory maximums. Employer contributions vest immediately. The 401(k) plan expense amounted to $684, $772, and $749 for the years ended September 27, 2013, September 28, 2012, and September 30, 2011, respectively.

The employees of the Company’s foreign subsidiaries located in Finland and France participate in pension plans in which they receive defined benefit payments upon retirement. Neither the Company nor its direct and indirect foreign subsidiaries in Finland or France sponsor these pension plans, rather they are sponsored by the government of each such foreign country. Neither the Finnish nor the French foreign subsidiary has any obligation with respect to such plans, including any obligation to make payments, invest or otherwise manage plan assets or contributions or to pay benefits to employees once they reach retirement age. The only obligation of the foreign subsidiary is to pay premiums to the respective governments’ pension insurance agency. The Company recognized expense of $164, $1,463, and $1,182 in fiscal years 2013, 2012, and 2011, respectively, related to such plan premiums.

NOTE 11—RESTRUCTURING CHARGES

The Company incurred restructuring charges of $3,333, $922, and $1,060 for the years ended September 27, 2013, September 28, 2012, and September 30, 2011, respectively.

2013 Restructuring Charges

In 2013 the Company recorded $3,333 in net restructuring charges. In the first quarter of 2013, the Company recorded $194 in restructuring charges related to severance benefits estimated for the termination of certain employees who performed manufacturing and general and administrative functions at the Company’s facility in Finland. In the third quarter of 2013, the Company consolidated its two assembly and integration facilities in the United States into a single facility. This action resulted in a net restructuring charge of $2,407 and a liability of $2,649 related to the estimated present value of the remaining lease payments on the vacated facility less an assumption for sublease income. The $2,649 liability was comprised of $546 of existing lease related liabilities and restructuring charges of $2,103. The remaining $304 of net restructuring charges related to reductions in the carrying amounts of leasehold improvements and other property, plant, and equipment disposed of as part of the consolidation. In the fourth quarter of 2013, the Company recorded $732 in net restructuring charges, of which $720 related to the consolidation of its general and administrative, purchasing, and sales functions in Finland. The charge was comprised of $479 for severance benefits and other expenses incurred and $241 for reductions in the carrying amounts of property, plant, and equipment disposed of as part of the consolidation.

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

The changes in the restructuring amounts included in accrued compensation, other current liabilities, and other long-term liabilities were as follows:

	Accrued Compensation	Other Current Liabilities	Other Long-term Liabilities
Balance as of September 24, 2010	$757	$336	$—
Additional charges	1,312	—	—
Revisions to original estimate	(175)	(77)	—
Cash paid	(177)	(75)	—

Balance as of September 30, 2011	$1,717	$184	$—
Additional charges	979	—	—
Revisions to original estimate	(57)	—	—
Cash paid	(2,056)	(116)	—

Balance as of September 28, 2012	$583	$68	$—
Additional charges	597	868	1,322
Reclassification from existing vacation liabilities	49	—	—
Reclassification from existing deferred rent liabilities	—	—	546
Reclassifications from other long-term liabilities to other current liabilities	—	217	(217)
Cash paid	(746)	(330)	—

Balance as of September 27, 2013	$483	$823	$1,651

During fiscal years 2013, 2012, and 2011 the Company paid cash of $1,076, $2,172, and $252, respectively, related to severance, contractual liabilities and lease termination costs. The majority of the remaining amounts in accrued compensation are expected to be paid in fiscal 2014. Amounts in other current liabilities and other long-term liabilities are expected to be paid in fiscal 2014 through 2018.

NOTE 12—BORROWINGS

Credit Facility

The Company entered into a new credit agreement with Silicon Valley Bank on November 21, 2013, resulting in the termination of its prior credit agreement with Bank of America. The Company’s credit agreement with Silicon Valley Bank allows for borrowing up to 80% of its eligible accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement has interest rates ranging from LIBOR + 2.25% to Prime + 0.75%, expires on November 21, 2015, and is secured by substantially all of the assets of the Company. As of September 27, 2013, under the credit agreement with Bank of America, the Company’s borrowing capacity was $11.1 million, of which $1.9 million was committed through standby letters of credit related to the Company’s capital lease obligations. There were no amounts outstanding under the Company’s credit agreement as of September 27, 2013 and September 28, 2012. The credit agreement with Bank of America contained certain financial covenants, with which the Company was in compliance as of September 27, 2013.

Capitalized Leases

During 2013 and 2012, the Company entered into capital leases for portions of the information technology software associated with the replacement of the Company’s ERP system, which was placed into service during the third quarter of 2013. Additionally, the Company has other capital leases, relating primarily to information technology hardware.

Future minimum payments under capital lease obligations at September 27, 2013 are as follows:

2014	$810
2015	398
2016	—
2017	—
2018	—
Thereafter	—

Total minimum lease payments	1,208
Less amounts representing interest	55

Present value of net minimum lease payments	1,153
Less current portion	759

Long-term portion of obligations	$394

NOTE 13—LOSS ON SALE OF ASSETS

In the first quarter of 2013 the Company sold the assets and liabilities associated with EL product line to Beneq Products Oy (“Beneq”) for a base sale price of $6,500, of which $3,900 was paid in cash at closing, with the remaining $2,600 held as a promissory note and included in other assets as of September 27, 2013. Subsequent to closing, an additional $245 was received as a result of a purchase price adjustment. The term of the note is five years with payments due annually beginning on November 30, 2014. The note accrues interest at 8% annually in the first year and 15% annually thereafter. The transaction terms also provide for up to $3,500 in additional cash consideration, which may be earned based upon the EL business achieving certain financial results in calendar years 2013 through 2015. As a result of this transaction the Company recorded a loss on sale of $1,314. The loss recognized includes transaction costs that were comprised primarily of legal and other professional services fees. The transaction provides transition services, including IT, infrastructure, sales and operations services, between the Company and Beneq for a period up to twelve months, ending no later than November 30, 2013. The sale of these assets and liabilities did not constitute a disposal of a component of the Company as defined by ASC Topic 205, “Presentation of Financial Statements.”

NOTE 14—SUBSEQUENT EVENTS

As discussed in Note 12—Borrowings, on November 21, 2013, the Company entered into a new credit agreement with Silicon Valley Bank, resulting in the termination of its prior credit agreement with Bank of America.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a—15(f). Under the supervision and with the participation of the Company’s management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of September 27, 2013.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal controls or in other factors during fiscal 2013 that could significantly affect the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance of Planar Systems, Inc.

The information set forth under the captions “Corporate Governance,” “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement to be used in connection with the Company’s Annual Meeting of Shareholders on February 26, 2014, is incorporated by reference into this Report.

The Company has adopted the Planar Employees’ Code of Conduct that applies to all of the Company’s directors, officers and employees. The Planar Employees’ Code of Conduct is publicly available on the Company’s website under the “For Investors” section (at http://www.planar.com). None of the material on the Company’s website is part of this Report. If there is any amendment or waiver from any provision of the Planar Employees’ Code of Conduct to the Company’s executive officers or directors, the Company intends to disclose the nature of such amendment or waiver on its website or in a report on Form 8-K.

Item 11.	Executive Compensation

The information set forth under the captions “Director Compensation,” and “Executive Compensation” appearing in the Proxy Statement to be used in connection with the Company’s Annual Meeting of Shareholders on February 26, 2014, is incorporated by reference into this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” appearing in the Proxy Statement to be used in connection with the Company’s Annual Meeting of Shareholders on February 26, 2014 is incorporated by reference into this Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” appearing in the Proxy Statement to be used in connection with the Company’s Annual Meeting of Shareholders on February 26, 2014 is incorporated by reference into this Report.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Ratify Appointment of Independent Registered Public Accounting Firm” appearing in the Proxy Statement to be used in connection with the Company’s Annual Meeting of Shareholders on February 26, 2014 is incorporated by reference into this Report.

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

The independent registered public accounting firm report with respect to the above-listed financial statements appears on page 26 of this Report.

(a)(3) Exhibits

Exhibit Number	Title

3.1	Second Restated Articles of Incorporation of Planar Systems, Inc. (1)

3.2	Second Restated Bylaws of Planar Systems, Inc. (6)

3.3	Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (2)

3.4	Second Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (3)

3.5	Fourth Amendment to Second Restated Bylaws of Planar Systems, Inc. (15)

3.6	Fifth Amendment to Second Restated Bylaws of Planar Systems, Inc. (29)

4.1	Specimen stock certificate (1)

4.2	Rights Agreement dated as of February 3, 2006 between Planar Systems, Inc. and Mellon Investor Services, LLC. (3)

10.1	Lease agreement dated as of May 20, 1998 between Metra Corporation and Planar International, Ltd (English translation) (4)

10.2	1996 Stock Incentive Plan* (5)

10.3	Planar Systems, Inc. 1999 Nonqualified Stock Option Plan* (6)

10.4	Planar Systems, Inc. Deferred Compensation Plan* (6)

10.5	Lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (7)

10.6	Addendum to lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (7)

10.7	Planar Systems, Inc. 2004 Employee Stock Purchase Plan* (31)

10.8	Executive Employment Agreement by and between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (8)

10.9	Letter Agreement between Scott Hildebrandt and Planar Systems, Inc. dated as of November 22, 2005* (9)

10.10	Amended and Restated Planar Systems, Inc 1993 Stock Option Plan for Nonemployee Directors (10)

Exhibit Number	Title

10.11	Clarity Visual Systems, Inc. 1995 Stock Incentive Plan* (11)

10.12	Clarity Visual Systems Inc. Non-Qualified Stock Option Plan* (11)

10.13	Lease Agreement dated as of December 27, 2006 between Techpointe Commons and Planar Systems, Inc. (12)

10.14	Terms of Employment between Planar Systems, Inc. and Stephen Going dated as of January 22, 2007* (13)

10.15	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Douglas Barnes, Mark Ceciliani, and Stephen Going)* (14)

10.16	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Scott Hildebrandt)* (14)

10.17	Planar Systems, Inc. 2007 New Hire Incentive Plan* (18)

10.18	Lease agreement dated as of September 20, 2007 between Equastone Amberglen, LLC and Planar Systems, Inc. (16)

10.19	Form of Indemnification Agreement for Officers and Directors (17)

10.20	Form for Performance Share Agreement between Planar Systems, Inc. and Gerald Perkel, Scott Hildebrandt, and Stephen Going* (19)

10.21	Form for Performance Share Amendment between Planar Systems, Inc. and Gerald Perkel, Scott Hildebrandt, and Stephen Going* (19)

10.22	Form for Performance Share Amendment and Form for Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, and Stephen Going dated as of December 14, 2009* (20)

10.23	Form for Restricted Stock Notice between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, and Stephen Going dated as of November 20, 2009* (20)

10.24	Planar Systems, Inc. 2009 Incentive Plan* (20)

10.25	Form of Restricted Stock Award Notice between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, Gregory H. Turnbull, and Steven E. Wynne dated as of February 16, 2010* (21)

10.26	Planar Systems, Inc. 2004 Employee Stock Purchase Plan as amended February 16, 2010* (21)

10.27	Planar Amberglen 1195 Building Second Amendment to Lease by and between Planar Systems, Inc. and Amberglen Properties Limited Partnership, dated as of October 14, 2010 (22)

10.28	Planar Amberglen 1400 Building First Amendment to Lease by and between Planar Systems, Inc. and Amberglen Properties Limited Partnership, dated as of October 14, 2010 (22)

10.29	Form for Performance Share Amendment between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, and Stephen Going dated September 22, 2010* (22)

10.30	Form for Restricted Stock Notice and Form for Restricted Stock Agreement between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, and Stephen Going dated September 27, 2010* (22)

10.31	Form for Restricted Stock Agreement between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, Gregory H. Turnbull, and Steven E. Wynne dated as of February 17, 2011* (23)

10.32	First Amendment to Lease by and between Planar Systems, Inc. and St. Paul Fire and Marine Insurance Company, dated as of May 1, 2011 (24)

Exhibit Number	Title

10.33	Form for Restricted Stock Award Notice between Planar Systems, Inc. and Stephen Going dated as of September 30, 2011* (25)

10.34	Form for Restricted Stock Award Notice between Planar Systems, Inc. and Gerald Perkel, E. Scott Hildebrandt, and Stephen Going, dated October 1, 2011* (26)

10.35	Agreement by and among Planar Systems, Inc. and Red Oak Partners, LLC, a New York limited liability company, and certain of its affiliates named in the Agreement, dated January 27, 2012 (27)

10.36	Form for Restricted Stock Award Notice between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, David Sandberg, Gregory H. Turnbull, and Steven E. Wynne, dated as of June 28, 2012* (28)

10.37	Amendment to Planar Systems, Inc. 2009 Incentive Plan* (30)

10.38	Transition Agreement between Planar Systems, Inc. and Scott Hildebrandt (30)

10.39	Sale of Assets Agreement by and among Planar Systems, Inc., Planar Systems Oy and Beneq Products Oy dated as of November 30, 2012 (32)

10.40	Loan and Security Agreement dated as of November 21, 2013 by and between Silicon Valley Bank, Planar Systems, Inc., Clarity, a Division of Planar Systems, Inc., Planar China LLC, and Planar Taiwan LLC (33)

21.0	Subsidiaries of Planar Systems, Inc.

23.0	Consent of KPMG LLP, Independent registered public accounting firm

24.0	Power of Attorney (included on Signature Page)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 27, 1996.
(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on February 9, 2006.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 25, 1998.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 1997.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 24, 1999.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2001.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2005.
(10)	Incorporated by reference to the Company’s Proxy Statement dated December 22, 2005 filed on December 29, 2005.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-138064) filed on October 18, 2006.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2006.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2007.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2007.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2008.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2007.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2008.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2009.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2010.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011.
(25)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2011.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 27, 2012.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.
(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2012.
(30)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 21, 2012.
(31)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2012.
(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 5, 2012.
(33)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 27, 2013.

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC

December 4, 2013	By:	/s/ RYAN W. GRAY
Ryan Gray
Vice President, Finance
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerald Perkel and Ryan Gray, and each of them singly, as his true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ GERALD K. PERKEL Gerald K. Perkel	President, Chief Executive Officer, Director (Principal Executive Officer)	December 4, 2013

/s/ RYAN W. GRAY Ryan W. Gray	Vice President, Finance and Chief Financial Officer, (Principal Financial and Accounting Officer)	December 4, 2013

/s/ MICHAEL GULLARD Michael Gullard	Director	December 4, 2013

/s/ CARL NEUN Carl Neun	Director	December 4, 2013

/s/ DAVID SANDBERG David Sandberg	Director	December 4, 2013

/s/ GREGORY H. TURNBULL Gregory H. Turnbull	Chairman	December 4, 2013

/s/ SAMIR I. KHOURY Samir I. Khoury	Director	December 4, 2013

/s/ RICHARD S. HILL Richard S. Hill	Director	December 4, 2013