Form 10-Q
period 2013-12-27
PLANAR SYSTEMS INC
filed 2014-02-07
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the Quarter Ended December 27, 2013

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

Number of common stock outstanding as of January 31, 2014

21,597,102 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Dec. 27, 2013	Sept. 27, 2013
	(unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$13,178	$11,971
Accounts receivable, net of allowance for doubtful accounts of $431 at Dec. 27, 2013 and $498 at Sept. 27, 2013	21,781	22,821
Inventories (Note 2)	31,578	30,003
Other current assets	4,397	2,426

Total current assets	70,934	67,221
Property, plant and equipment, net	5,992	6,434
Other assets	5,213	6,230

	$82,139	$79,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,798	$17,042
Current portion of capital leases	953	759
Deferred revenue	1,400	1,685
Other current liabilities (Notes 5 and 6)	13,595	12,848

Total current liabilities	33,746	32,334
Capital leases, less current portion	161	394
Other long-term liabilities (Note 5)	5,197	5,390

Total liabilities	39,104	38,118
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 21,145,876 and 21,036,278 issued shares at Dec. 27, 2013 and Sept. 27, 2013, respectively	186,700	186,202
Retained deficit	(141,168)	(141,735)
Accumulated other comprehensive loss	(2,497)	(2,700)

Total shareholders’ equity	43,035	41,767

	$82,139	$79,885

See accompanying notes to consolidated financial statements

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended
	Dec. 27, 2013	Dec. 28, 2012
Sales	$40,455	$44,175
Cost of sales	30,723	33,166

Gross profit	9,732	11,009
Operating expenses:
Research and development, net	1,244	2,027
Sales and marketing	4,673	5,060
General and administrative	3,267	3,413
Amortization of intangible assets	—	147
Restructuring charges (Note 5)	11	194
Loss on sale of assets (Note 9)	—	1,491

Total operating expenses	9,195	12,332

Income (loss) from operations	537	(1,323)
Non-operating income (expense):
Interest, net	53	17
Foreign exchange, net	(43)	(108)
Other, net	175	115

Net non-operating income	185	24

Income (loss) before income taxes	722	(1,299)
Provision for income taxes (Note 7)	92	183

Net Income (loss)	630	(1,482)

Net income (loss) per share
Basic (Note 3)	$0.03	$(0.07)

Diluted (Note 3)	$0.03	$(0.07)

Average shares outstanding—basic (Note 3)	21,113	20,473
Average shares outstanding—diluted (Note 3)	21,416	20,473

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three months ended
	Dec. 27, 2013	Dec. 28, 2012
Net Income (loss)	$630	$(1,482)
Other comprehensive income (loss):
Foreign currency translation adjustments	203	362
Amounts reclassified from accumulated other comprehensive income	—	—

Comprehensive income (loss)	$833	$(1,120)

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended
	Dec. 27, 2013	Dec. 28, 2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$630	$(1,482)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	478	457
Restructuring charges	11	194
Loss on sale of assets	—	1,491
Shared based compensation	414	445
(Increase) decrease in accounts receivable, net	1,104	(5,011)
Increase in inventories	(1,520)	(8,248)
Increase in other assets	(791)	(736)
Increase in accounts payable	740	11,798
Increase (decrease) in deferred revenue	(290)	262
Increase (decrease) in other liabilities	513	(1,226)

Net cash provided by (used in) operating activities	1,289	(2,056)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(120)	(830)
Proceeds from sale of assets	—	3,900

Net cash provided by (used in) investing activities	(120)	3,070
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease	—	570
Payments of capital lease obligations	(57)	(162)
Value of shares withheld for tax liability	(63)	(80)
Net proceeds from issuance of capital stock	84	104

Net cash provided by (used in) financing activities	(36)	432
Effect of exchange rate changes on cash	74	41

Net increase in cash	1,207	1,487
Cash at beginning of period	11,971	17,768

Cash at end of period	$13,178	$19,255

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in such financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 27, 2013. All references to a year or a quarter in these notes are to the Company’s fiscal year or quarter in the period stated.

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

The accompanying financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations from the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending September 26, 2014.

NOTE 2 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Dec. 27, 2013	Sept. 27, 2013
Raw materials	$15,073	$15,911
Work in process	188	59
Finished goods	16,317	14,033

	$31,578	$30,003

NOTE 3 – EARNINGS PER SHARE

Weighted average basic shares outstanding for the three months ended December 27, 2013 and December 28, 2012 were 21,113,000 and 20,473,000, respectively. Diluted shares outstanding for the three months ended December 27, 2013 and December 28, 2012 were 21,416,000 and 20,473,000, respectively. Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding includes the dilutive effect of in-the-money options and nonvested shares, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three months ended December 27, 2013 the dilutive effect of nonvested stock awards was approximately 303,000. There was no dilutive effect of in-the-money employee stock options. For the three months ended December 27, 2013 options and nonvested stock awards amounting to approximately 775,000 shares were excluded from the calculation as their effect would have been anti-dilutive. There was no dilutive effect of in-the-money employee stock options or nonvested shares as of December 28, 2012 due to the Company incurring a net loss for the three months then ended.

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

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at September 27, 2013	787,674	$9.35
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(32,518)	17.69

Options outstanding at December 27, 2013	755,156	$8.99

All options outstanding at December 27, 2013 were exercisable. As of December 27, 2013, the total pretax intrinsic value of options outstanding and options exercisable was $0 and the options had a weighted average remaining contractual term of 1.4 years.

Restricted Stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718, “Compensation – Stock Compensation”). Shares issued generally vest over a one to three year period upon the passage of time, or upon meeting objective performance conditions.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 27, 2013	1,417,509	$1.86
Granted	600,000	2.05
Vested	(87,435)	1.92
Forfeited	(38,533)	1.87

Restricted stock outstanding at December 27, 2013	1,891,541	$1.92

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (“the Plan”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. As of December 27, 2013, approximately 556,000 shares remained available for purchase under the Plan.

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payment awards and employee stock purchases for the three months ended December 27, 2013 and December 28, 2012. The expense was allocated as follows:

	Three Months Ended Dec. 27, 2013	Three Months Ended Dec. 28, 2012
Cost of sales	$25	$25

Research and development	$9	$47
Sales and marketing	37	69
General and administrative	343	304

Share based compensation expense included in operating expenses	$389	$420

Share based compensation expense related to employee stock options, restricted stock awards and employee stock purchase plan	$414	$445

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

NOTE 5 – RESTRUCTURING CHARGES

For the three months ended December 27, 2013, the Company recorded $11 in accretion of interest expense related to the liability recorded in fiscal 2013 related to the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility. For the three months ended December 28, 2012, the Company recorded $194 in charges related to severance benefits estimated for the termination of certain employees who performed manufacturing and general and administrative functions at the Company’s facility in Finland.

Restructuring charges related to previously recorded charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities	Other Long-term Liabilities
Balance as of September 27, 2013	$483	$823	$1,651
Accretion of interest expense	—	11	—
Cash paid	(276)	(253)	—
Reclassification from long-term to current	—	114	(114)

Balance as of December 27, 2013	$207	$695	$1,537

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Dec. 27, 2013	Sept. 27, 2013
Warranty reserve	$3,472	$3,611
Accrued compensation	3,223	3,193
Other	6,900	6,044

Total	$13,595	$12,848

The Company provides a warranty for its products and establishes an allowance at the time of sale which the Company believes, based on its best estimates, is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

A reconciliation of the changes in the warranty reserve is as follows:

Three months ended Dec. 27, 2013
Balance at beginning of period	$3,611
Cash paid for warranty repairs	(879)
Provision for current period sales	740

Balance at end of period	$3,472

NOTE 7 – INCOME TAXES

The provision for income taxes for the first quarter of 2014 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision for income taxes is the result of a mix of profits (losses) the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax provisions of $92 and $183 for the three months ended December 27, 2013 and December 28, 2012, respectively, were generated by a mix of tax expense in foreign jurisdictions and state taxes.

For the three months ended December 27, 2013 the effective tax rate of 12.7% differs from the federal statutory rate due to the valuation allowance on Finnish losses, and by generating U.S. income that can make use of NOL’s which previously had valuation allowances recorded against them. The negative effective tax rate of 14.1% for the three months ended December 28, 2012 differed from the federal statutory rate due to the valuation allowance on U.S. and Finnish net operating losses. Other factors included the effects of the Company’s operations in foreign jurisdictions with different tax rates, and the provision for state income taxes.

Each quarter the Company assesses and evaluates a number of factors in determining whether the weight of available evidence supports the recognition of some or all of the deferred tax assets. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its U.S. deferred tax assets, and in the second quarter of fiscal 2012 the Company recorded a valuation allowance against its Finnish deferred tax assets due to its cumulative three year operating loss in Finland.

As of December 27, 2013 the Company continued to place a valuation allowance against its U.S. and Finnish deferred tax assets. While a valuation allowance was still in place for financial statement purposes as of December 27, 2013, the valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

During the first quarter of 2014 there were no material changes to the amount of unrecognized tax benefits under ASC Topic 740, “Income Taxes.” The Company is subject to taxation primarily in the United States, Finland, and France, as well as in certain states (including Oregon and California) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has settled with the Internal Revenue Service on their examination of all United States federal income tax matters through fiscal year 2008. The Company has also settled examinations of both its Finnish tax returns for all tax years through 2007, as well as its French tax returns through fiscal year 2010. It is reasonably possible that the Company’s uncertain tax positions could decrease by approximately $386 in the next twelve months due to settlement of foreign items.

The Company has not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. As of December 27, 2013 the undistributed earnings of these foreign operations were approximately $1,800 and the unrecognized deferred tax liability related to these undistributed earnings was $100.

NOTE 8 – BORROWINGS

The Company entered into a new credit agreement with Silicon Valley Bank on November 21, 2013, resulting in the termination of its prior credit agreement with Bank of America. The Company’s credit agreement with Silicon Valley Bank allows for borrowing up to 80% of its eligible accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement has interest rates ranging from LIBOR + 2.25% to Prime + 0.75%, expires on November 21, 2015, and is secured by substantially all of the assets of the Company. The borrowing capacity on the agreement is limited to $5.0 million until the Company’s bank accounts with Bank of America are closed, which the Company anticipates will occur in the second quarter of fiscal 2014. As of December 27, 2013 the Company’s borrowing capacity was $5.0 million, of which $1.3 million was committed through standby letters of credit related to the Company’s capital lease obligations. There were no amounts outstanding under the Company’s credit agreement as of December 27, 2013 and September 27, 2013. The credit agreement contains certain financial covenants, with which the Company was in compliance as of December 27, 2013.

NOTE 9 – LOSS ON SALE OF ASSETS

In the first quarter of 2013 the Company sold the assets and liabilities associated with its EL product line to Beneq Products Oy (“Beneq”) for a base sale price of $6.5 million, of which $3.9 million was paid in cash at closing, with the remaining $2.6 million held as a promissory note and included in other current assets and other assets as of December 27, 2013. The term of the note is five years with principal payments due annually beginning on November 30, 2014. The note accrued interest at 8% annually in the first year and accrues interest at 15% annually thereafter. The transaction terms also provide for up to $3.5 million in additional cash consideration, which may be earned based upon the EL business achieving certain financial results in calendar years 2013 through 2015. As a result of this transaction the Company recorded a loss on sale of $1.5 million in the first quarter of fiscal 2013, which included transaction costs that were comprised primarily of legal and other professional services fees. In conjunction with the sale of the assets and liabilities associated with the EL product line, the Company transferred certain non-cancelable purchase commitments to Beneq. The Company has not recorded any liabilities related to these commitments as of December 27, 2013, as Beneq is responsible for the fulfillment of these commitments. The sale of these assets and liabilities did not constitute a disposal of a component of the Company as defined by ASC Topic 205, “Presentation of Financial Statements.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended September 27, 2013.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. Forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. Forward looking statements include, among others: expectations about the growth of the market for digital signage display products; beliefs about and continued focus on digital signage products and efforts to transition the Company’s focus, strategic direction and resources; work to diversify the Company’s supplier base; and expectations regarding the future impact of accounting measures. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the risk factors included in Part I, Item 1A of this report and the following, could cause actual results to differ materially from the forward-looking statements: poor or further weakened domestic and international business and economic conditions; changes or continued reductions in the demand or order rates for products in the various display markets served by the Company; any delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; the extent and timing of any additional expenditures by the Company to address business growth opportunities; any inability to reduce costs or to do so quickly enough, in either case, in response to reductions in revenue; the ability of the Company to successfully implement any cost reduction initiatives or generally cause ongoing operating expenses to be maintained at levels permitting Company profitability; adverse impacts on the Company or its operations relating to or arising from any inability to fund desired expenditures, including due to difficulties in obtaining necessary financing; changes in the flat-panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or the ability to keep pace with technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods including as a result of natural disasters and future production variables resulting in excess inventory. The forward-looking statements contained in this report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company reaffirms the critical accounting policies and use of estimates reported in its Form 10-K for the year ended September 27, 2013.

INTRODUCTION

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

The Company’s Strategy

For over 30 years, Planar has been designing and bringing to market innovative display solutions. The Company has historically focused on customized or specialty display products and systems, generally in niche display markets where requirements are more stringent, innovation is valued, and the customer is not served or is underserved by the mass-market, commodity display providers. In recent years, the Company has been transitioning its focus, strategic direction, and resources to target the larger and faster-growing market for digital signage displays, where a variety of its customers use the Company’s tiled LCD systems and large format stand-alone signage monitors for digital signage and other applications in retail, airport, sports arena and stadium, hospitality, quick serve restaurant, corporate and higher-education venues, as well as in applications that have traditionally used customized or specialty display products and systems.

The Company’s Products

Planar delivers display products and related solutions that are used in a wide variety of applications and vertical markets. We categorize our products into two areas, “Digital Signage Products” and “Commercial and Industrial Products.”

Digital Signage Products

The market for Digital Signage display products has experienced rapid growth in recent years and is expected to have strong growth over the next three to five years. Digital Signage solutions are being installed in many environments including retail locations, airports, and sports arenas, as well as emerging applications and in applications historically served by Commercial and Industrial products, including rear-projection cubes. Planar’s Digital Signage Products provide solutions for a number of display applications utilizing a variety of technologies and products.

• Tiled LCD Systems (Matrix and Mosaic): Planar’s super narrow bezel LCD display systems allow customers to create large video walls for a number of applications including ambience, advertising, architectural and brand promotion, and are being deployed in a large range of markets including retail, hospitality, commercial, sports venues and airports, as well as in applications traditionally served by rear-projection cubes, such as control rooms. Solutions utilize specialized LCD panels and “tile” them together using video processing to create large video wall displays. Products offered are well suited to these applications as they are designed for simple installation, easy and cost effective maintenance and off-boarding of power and video processing. The Company offers and supports a growing number of sizes and resolutions of super narrow bezel displays, including touch panels, which can be utilized in creating a wide variety of video wall solutions.

• Signage Monitors: Planar provides a line-up of commercial-grade LCD displays, including the recently launched zero bezel “UltraLux” and Ultra HD “UltraRes” product offerings, suitable for a wide range of digital signage and other commercial uses. Included in this category are outdoor signage displays, transparent displays, and customized LCD signage solutions for customers with requirements which go beyond those available from off the shelf products.

Commercial and Industrial Products

The Commercial and Industrial display products offered by the Company address a number of varied markets and applications. Some of these markets are relatively mature, and others offer unique opportunities to grow based on new technology enhancements and other factors. The Company offers a wide range of Commercial and Industrial solutions including standard as well as highly differentiated custom display products and systems.

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

• Touch Monitor Displays: Planar markets a wide variety of touch LCD products for use in kiosks, point of sale applications, and other applications where touch interface is required.

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

• Electroluminescent (“EL”) Displays: Planar previously leveraged its proprietary intellectual property and historical core competency in EL technologies to focus on providing customized, embedded and ruggedized displays to Original Equipment Manufacturers (“OEMs”) and other system suppliers for use in instrumentation, medical equipment, vehicle dashboards and military applications. In the first fiscal quarter of 2013, the Company sold the assets and liabilities associated with the EL product line and no sales of EL displays are expected in future periods. See further discussion in Note 9—Loss on Sale of Assets.

Overview of Results

The Company recorded sales of $40.5 million in the three months ended December 27, 2013 (the “first quarter of 2014”), which was a decrease of $3.7 million or 8.4% as compared to sales of $44.2 million in the three months ended December 28, 2012 (the “first quarter of 2013”). The decrease in sales in the first quarter of 2014 as compared to the first quarter of 2013 was primarily a result of a $5.8 million or 21.2% decrease in sales of commercial and industrial products to $21.5 million in the first quarter of 2014 from $27.3 million in the first quarter of 2013. This decrease was partially offset by a $2.1 million or 12.2% increase in sales of digital signage products to $19.0 million in the first quarter of 2014 from $16.9 million in the first quarter of 2013. The decrease in sales was accompanied by a $2.4 million decrease in cost of goods sold, resulting in a $1.3 million or 11.6% decrease in gross profit to $9.7 million in the first quarter of 2014 from $11.0 million in the first quarter of 2013.

Income from operations was $0.5 million in the first quarter of 2014 as compared to a loss from operations of $1.3 million in the first quarter of 2013. The $1.8 million improvement in income from operations was primarily due to a decrease in operating expenses of $3.1 million or 25.4% to $9.2 million in the first quarter of 2014 from $12.3 million in the first quarter of 2013 which was partially offset by a $1.3 million decrease in gross profit. The decrease in operating expenses was due to decreases in all categories of operating expenses in the first quarter of 2014 as compared to the first quarter of 2013 and also due to the absence of restructuring activities in the first quarter of 2014.

Net income was $0.6 million or $0.03 per basic and diluted share in the first quarter of 2014 as compared to a net loss of $1.5 million or $0.07 per basic and diluted share in the first quarter of 2013. The $2.1 million improvement in net income was due primarily to the improvement in income from operations.

In the first quarter of 2014, the Company continued to experience strong demand for its digital signage products as the Company achieved significant growth in its digital signage product offerings, including UltraRes, UltraLux, and a portfolio of LCD commercial flat panels. The Company believes the overall market for digital signage products is currently growing and will continue to grow in the future.

Sales

For the three months ended December 27, 2013, the Company’s sales decreased $3.7 million or 8.4% to $40.5 million compared to sales of $44.2 million for the three months ended December 28, 2012. The decrease was due to a decrease in sales of commercial and industrial products, which was partially offset by an increase in sales of digital signage products. The decrease in sales of commercial and industrial products of $5.8 million or 21.2% was primarily due to the Company no longer selling EL displays, and also due to decreases in sales of touch monitors, rear-projection cubes, and high-end home products, which were partially offset by an increase in sales of custom displays. The increase in sales of digital signage products of $2.1 million or 12.2% was primarily due to increases in sales of higher priced large format signage monitors. A summary of the major components of sales for the first quarter of 2014, including changes in sales from the first quarter of 2013 due to changes in volumes and average selling price (ASP), is as follows:

	Three months ended			%	% Change in	% Change in
	Dec. 27, 2013	Dec. 28, 2012	$ Change	Change	volumes (1)	ASP (1)
	(In millions, except percentages)
Commercial and industrial sales
High-end home	$1.7	$3.0	$(1.3)	-42.6%	-46.5%	4.4%
Custom commercial and industrial	3.3	2.0	1.3	66.2%	11.9%	74.6%
Desktop monitors	8.1	8.7	(0.6)	-6.7%	3.7%	-8.3%
Rear-projection cubes	5.0	6.1	(1.1)	-18.3%	-25.3%	37.8%
Touch monitors	3.2	4.9	(1.7)	-33.9%	-17.1%	-23.1%
Electroluminescent(2)	—	2.3	(2.3)	—	—	—
Other(1)	0.2	0.3	(0.1)	-41.2%	—	—

Total commercial and industrial sales	21.5	27.3	(5.8)	-21.2%	—	—
Digital signage sales
Tiled LCD systems	13.5	13.4	0.1	0.7%	-5.6%	6.7%
Signage monitors	5.5	3.2	2.3	65.7%	-27.8%	117.4%
Custom digital signage	—	0.3	(0.3)	—	—	—

Total digital signage sales	19.0	16.9	2.1	12.2%	—	—
Total sales	$40.5	$44.2	$(3.7)	-8.4%	—	—

(1)	Due to the significant differences in volumes and ASP for each product category, changes in volumes and ASP have not been included for the “Other” categories or subtotals .
(2)	In the first quarter of 2013, the Company sold the assets and liabilities related to its EL product line. See Note 9—Loss on Sale of Assets

For the three months ended December 27, 2013, the decrease in volumes of EL displays sold was due to the sale of the Company’s EL related assets and liabilities in the first quarter of 2013, resulting in no sales of these products after the first quarter of 2013. The decrease in volumes of high-end home products sold was due to ongoing declines in demand for high-end home theater systems. The decrease in volumes sold of touch monitors was primarily due to lower overall customer demand, while the decrease in touch monitor ASPs was primarily due to increased competition and industry wide decreases in pricing. The decrease in volumes of rear-projection cubes was the result of continued customer transition from rear-projection cube format to tiled LCD systems. The increase in ASPs of rear-projection cubes was due to changes in product mix. Sales of desktop monitors decreased primarily due to a decrease in ASPs which was the result of changes in product mix. The increases in volumes sold and ASPs of custom commercial and industrial products were due to higher custom orders and changes in product mix primarily as certain custom products with higher ASPs had larger shipments in the first quarter of 2014 as compared to the first quarter of 2013. The decrease in volumes sold of tiled LCD systems was due to fewer larger customer orders in the first quarter of 2014 as compared to the first quarter of 2013. The lower instance of large customer orders resulted in lower discounting activity and higher ASPs. The increase in ASPs of signage monitors was due to changes in product mix towards the higher priced large format UltraRes and UltraLux products.

					% of Total Sales
	Three months ended				Three months ended
	Dec. 27, 2013	Dec. 28, 2012	$ Change	% Change	Dec. 27, 2013	Dec. 28, 2012
	(In millions, except percentages)
Domestic (United States) sales	$31.3	$32.5	$(1.2)	-3.1%	77.3%	73.6%
International sales	9.2	11.7	(2.5)	-22.9%	22.7%	26.4%

Total sales	$40.5	$44.2	$(3.7)	-8.4%

International sales decreased $2.5 million or 22.9% to $9.2 million in the first quarter of 2014 from $11.7 million in the first quarter of 2013. The decrease in international sales in the three months ended December 27, 2013 was due primarily to the decrease in sales of EL products due to the sale of the EL assets and liabilities in the first quarter of 2013 and also due to lower headcount focusing on driving sales in international markets. As a percentage of total sales, international sales decreased to 22.7% in the first quarter of 2014 from 26.4% in the first quarter of 2013. The Company does not have material sales to any particular country outside the United States.

Gross Profit

	Three months ended
	Dec. 27, 2013	Dec. 28, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Gross profit	$9.7	$11.0	$(1.3)	-11.6%
Gross profit margin	24.1%	24.9%	—	(80) bps

Gross profit margin decreased to 24.1% in the first quarter of 2014 as compared to 24.9% in the first quarter of 2013. Total gross profit decreased $1.3 million or 11.6% to $9.7 million from $11.0 million in the first quarter of 2013. The decrease in gross profit is due primarily to changes in product mix, and an increase in depreciation expense.

Research and Development, Net

	Three months ended
	Dec. 27, 2013	Dec. 28, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Research and development, net	$1.2	$2.0	$(0.8)	-38.6%
% of sales	3.1%	4.6%	—	(150)bps

Net research and development expenses decreased $0.8 million or 38.6% to $1.2 million in the first quarter of 2014 from $2.0 million in the first quarter of 2013. The decrease was due primarily to lower headcount and project related expenses in the first quarter of 2014 as compared to the first quarter of 2013. As a percentage of sales, research and development expenses decreased to 3.1% in the first quarter of 2014 as compared to 4.6% in the same period of 2013, due to the reasons discussed above.

Sales and Marketing

	Three months ended
	Dec. 27, 2013	Dec. 28, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Sales and marketing	$4.7	$5.1	$(0.4)	-7.6%
% of sales	11.6%	11.5%	—	10bps

Sales and marketing expenses decreased $0.4 million or 7.6% to $4.7 million in the first quarter of 2014 as compared to $5.1 million in the same period of the prior year. This decrease was primarily due to lower headcount in the first quarter of 2014 as compared to the first quarter of 2013, as a result of the sale of the EL assets and liabilities. As a percentage of sales, sales and marketing expenses increased to 11.6% of sales in the first three months of 2014 as compared to 11.5% of sales in the first three months of 2013. The increase in sales and marketing expenses as a percentage of sales in the first quarter of 2014 was due to expenses decreasing at a lower rate than sales.

General and Administrative

	Three months ended
	Dec. 27, 2013	Dec. 28, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
General and administrative	$3.3	$3.4	$(0.1)	-4.3%
% of sales	8.1%	7.7%	—	40bps

General and administrative expenses decreased $0.1 million or 4.3% to $3.3 million in the first quarter of 2014 from $3.4 million in the first quarter of 2013. The decrease in general and administrative expenses was primarily due to lower headcount and lower compensation related items. As a percentage of sales, general and administrative expenses increased to 8.1% in the first three months of 2014 as compared to 7.7% in the first three months of 2013. The increase in general and administrative expenses as a percentage of sales in the first quarter of 2014 was due to expenses decreasing at a lower rate than sales.

Amortization of Intangible Assets

	Three months ended
	Dec. 27, 2013	Dec. 28, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Amortization of intangible assets	$—	$0.1	$(0.1)	-100%
% of sales	0.0%	0.3%	—	(30)bps

All intangible assets were fully amortized as of September 27, 2013 and as such there were no expenses for the amortization of intangible assets in the first quarter of 2014.

Restructuring Charges

	Three months ended
	Dec. 27, 2013	Dec. 28, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Restructuring charges	$—	$0.2	$(0.2)	-94.3%
% of sales	0.0%	0.4%	—	(40)bps

During the first quarter of 2014, the Company recorded $11 thousand in restructuring charges. As discussed in Note 5—Restructuring Charges, the charges were the result of accretion of interest expense related to the liability recorded in fiscal 2013 related to the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility. Restructuring charges of $0.2 million were incurred in the first quarter of 2013 which consisted primarily of severance benefits estimated for the termination of certain employees who performed manufacturing and general and administrative functions for the Company

Loss on Sales of Assets

	Three months ended
	Dec. 27, 2013	Dec. 28, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Loss on sale of assets	$—	$1.5	$(1.5)	-100%
% of sales	0.0%	3.4%	—	(340)bps

During the first quarter of 2013, the Company sold the assets and liabilities associated with the EL product line. As discussed in Note 9—Loss on Sale of Assets, the Company recorded a $1.5 million loss on the sale. No loss on sale of assets was recorded in the first quarter of 2014.

Total Operating Expenses

	Three months ended
	Dec. 27, 2013	Dec. 28, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Total operating expenses	$9.2	$12.3	$(3.1)	-25.4%
% of sales	22.7%	27.9%	—	(520)bps

Total operating expenses decreased $3.1 million or 25.4% to $9.2 million in the first quarter of 2014 from $12.3 million in the first quarter of 2013. The decrease in operating expenses was due to decreases in all operating expenses, including research and development, sales and marketing, and general and administrative expense as well as decreases in restructuring expenses, the amortization of intangible assets, and the loss on sale of assets due to the reasons discussed above. As a percentage of sales, operating expenses decreased to 22.7% in the first quarter of 2014 as compared to 27.9% in the first quarter of 2013. The decrease in operating expenses as a percentage of sales was primarily due to the reasons discussed above.

Non-operating Income and Expense

	Three months ended
	Dec. 27, 2013	Dec. 28, 2012	$ Change
	(In millions)
Interest, net	$—	$—	$—
Foreign exchange, net	—	(0.1)	0.1
Other, net	0.2	0.1	0.1

Net non-operating income (expense)	$0.2	$—	$0.2

Non-operating income and expense includes interest income on cash, interest expense, net foreign exchange gain or loss and other income or expense. Net interest income was $53 thousand in the first quarter of 2014 as compared to $17 thousand in the first quarter of 2013.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign exchange gains and losses amounted to a net loss of $43 thousand in the first quarter of 2014 and $0.1 million in the first quarter of 2013.

Net other income was $0.2 million in the first quarter of 2014 as compared to $0.1 million in the first quarter of 2013.

Provision for Income Taxes

In the first quarter of 2014 the Company recorded income tax expense of $0.1 million on pretax income of $0.7 million, resulting in an effective tax rate of 12.7%. Comparatively, the Company recorded an income tax expense of $0.2 million on a pretax loss of $1.3 million in the first quarter of 2013, resulting in a negative effective tax rate of 14.1%. The tax expense recorded in the first quarter of 2014 was generated by tax expense in certain foreign jurisdictions and state taxes. Similarly, the tax expense for first quarter of 2013 was also driven by tax expense in certain foreign jurisdictions and state taxes.

As discussed in Note 7—Income Taxes, the Company evaluates a number of factors in determining whether the weight of available evidence supports the recognition of some or all of the company’s deferred tax assets, and the need for a valuation allowance. Factors considered when determining the likelihood of realization of the tax assets include, among others, future reversals of existing taxable temporary differences, future taxable income projections, taxable income in carryback years, and tax planning strategies.

The financial results in the United States during the first quarter 2014 were positive and available U.S. NOL’s permitted the Company to not record U.S. income tax expense against those earnings. Although the Company experienced positive U.S. income in the current quarter, The Company’s assessment of all the positive and negative evidence lead it to conclude that it is more likely than not that the U.S. deferred tax assets will not be realized, and the valuation allowance against those U.S. tax assets is still necessary. Accordingly, as of December 27, 2013, the Company continued to place a valuation allowance against its U.S. deferred tax assets. There were no material changes to the Company’s Finnish operations and the Company continues to maintain a full valuation allowance against the Finnish deferred tax assets.

Net Income (Loss)

	Three months ended
	Dec. 27, 2013	Dec. 28, 2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Net income (loss)	$0.6	$(1.5)	$2.1	143%
% of sales	1.6%	-3.4%	—	500 bps
Net income (loss) per share—basic	$0.03	$(0.07)
Net income (loss) per share—diluted	$0.03	$(0.07)

In the first quarter of 2014, net income was $0.6 million or $0.03 per basic and diluted share, as compared to a loss of $1.5 million or $0.07 per basic and diluted share in the first quarter of 2013.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.3 million in the first quarter of 2014 as compared to net cash used in operating activities of $2.1 million in the first quarter of 2013. Net cash provided by operating activities in the first quarter of 2014 primarily relates to the decrease in accounts receivable and the increase in accounts payable and other liabilities and also relates to the non-cash charges including depreciation, share based compensation, and restructuring charges, which do not require a current cash outlay. These sources of cash were partially offset by the increase in inventories and other assets and the decrease in deferred revenue.

Working capital increased $2.3 million to $37.2 million at December 27, 2013 from $34.9 million at September 27, 2013. The increase in working capital was due primarily to increases in cash, inventory, and other current assets, and a decrease in deferred revenue, which were partially offset by a decrease in accounts receivable and increases in accounts payable and other current liabilities. Current assets increased $3.8 million to $71.0 million at December 27, 2013 as compared to $67.2 million at September 27, 2013 due primarily to increases in cash, inventories, and other current assets which were partially offset by a decrease in accounts receivable. Inventories increased $1.6 million due primarily to an increase in desktop monitor inventories as a result of the decrease in sales of these products. Cash increased $1.2 million due to the timing of customer and vendor payments. Other current assets increased $2.0 million due primarily to the reclassification of certain French tax receivables and a portion of the note receivable from Beneq from long-term to current. Accounts receivable decreased $1.0 million due to lower sales in the first quarter of 2014 as compared to the fourth quarter of 2013 and also due to the timing of cash receipts. Current liabilities increased $1.4 million to $33.7 million at December 27, 2013 from $32.3 million at September 27, 2013 due primarily to increases in accounts payable and other current liabilities. Accounts payable increased $0.8 million due to the timing of payments to vendors. Other current liabilities increased $0.7 million due to an increase in accrued liabilities and customer prepayments.

In the first quarter of 2013 the Company entered into a new credit agreement with Silicon Valley Bank, resulting in the termination of its prior credit agreement with Bank of America. The Company’s credit agreement with Silicon Valley Bank allows for borrowing up to 80% of its eligible accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement has interest rates ranging from LIBOR + 2.25% to Prime + 0.75%, expires on November 21, 2015, and is secured by substantially all of the assets of the Company. The borrowing capacity on the agreement is limited to $5.0 million until the Company’s bank accounts with Bank of America are closed, which the Company anticipates will occur in the second quarter of fiscal 2014. As of December 27, 2013 the Company’s borrowing capacity was $5.0 million, of which $1.3 million was committed through standby letters of credit related to the Company’s capital lease obligations. There were no amounts outstanding under the Company’s credit agreement as of December 27, 2013 and September 27, 2013. The credit agreement contains certain financial covenants, with which the Company was in compliance as of December 27, 2013.

The Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”) which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 effectively replaces the requirements previously included in ASU 2011-05 and 2011-12. ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. Accordingly, the Company adopted this standard on September 28, 2013. The Company did not have any reclassifications during the first nine months of 2013 that would require additional disclosure under this pronouncement, and as such adoption of this ASU did not have an impact on our financial position, results of operations or cash flows.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended December 27, 2013 that could significantly affect the Company’s internal controls over financial reporting.

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

Each of the markets served by the Company is highly competitive, and the Company expects this to continue and even intensify. The Company believes that over time this competition will have the effect of reducing average selling prices of its products. Certain of the Company’s competitors have substantially greater name recognition and financial, technical, manufacturing, marketing and other resources than does the Company. There is no assurance that the Company will not face additional competitors or that the Company’s competitors will not succeed in developing or marketing products that would render the Company’s products obsolete or noncompetitive. To the extent the Company is unable to compete effectively, its business, financial condition and results of operations would be materially adversely affected. The Company’s ability to compete successfully depends on a number of factors, both within and outside its control. These factors include, but are not limited to:

•	the Company’s ability to anticipate and address the needs of its customers;

•	the Company’s ability to develop innovative, new and value-added products and technologies and the extent to which such technologies can be protected as proprietary to the Company;

•	the quality, performance, reliability, features, ease of use, pricing and diversity of the Company’s product solutions;

•	foreign currency fluctuations, which may cause competitors’ products to be priced significantly lower than the Company’s product solutions;

•	the quality of the Company’s customer services;

•	the effectiveness of the Company’s supply chain management;

•	the Company’s ability to identify new markets and develop attractive products to address the needs of such markets;

•	the Company’s ability to develop and maintain effective and financially viable sales channels;

•	the rate at which customers incorporate the Company’s product solutions into their own products; and

•	product or technology introductions by the Company’s competitors.

The Company’s success depends on the development of new products and technologies.

Future results of operations will partly depend on the Company’s ability to improve and successfully market its existing products, while also successfully developing and marketing new value-added products and developing new markets for existing products and technologies. If the Company fails to do this, its products or technologies could become obsolete or noncompetitive. Additionally, if the Company is unable to successfully execute its transition from existing products to new offerings or technologies, it could result in the Company holding excess or obsolete inventory, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. In the past, the Company has reduced its spending on research and development projects as a part of overall cost reductions. The Company may be required to reduce research and development expenditures in future periods as a part of cost reduction programs. These reductions could impact the Company’s ability to improve its existing products and to successfully develop new products.

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

•

in fiscal 2010 the U.S. International Trade Commission issuing an exclusion order banning the import of certain LCD panels incorporated by the Company into certain of its specialty display products (this matter was resolved); and

•

certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring reports on “conflict minerals,” possibly resulting in increased costs or constrained supply as contract manufacturers attempt to assess and possibly avoid the purchase of conflict minerals from the Democratic Republic of the Congo and adjoining countries.

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

During the third fiscal quarter of 2013, the Company began operating a new enterprise resource planning system (“ERP system”) that is integral to the Company’s ability to accurately and efficiently maintain its books and records, record its materials purchase transactions, manufacturing activities, account for and manage inventory and product sale transactions, provide critical business information to management, and prepare its financial statements. The development and implementation of the new ERP system has caused, and will continue to cause, the Company to incur costs, expend employee (including Company management) time and attention and otherwise burden the Company’s internal resources, and could detract from the Company’s various on-going business objectives. The implementation and early-stage operation of the new ERP system is a complex process that is subject to a variety of difficulties and uncertainties. In addition, the first quarter of 2014 the Company transitioned processing of certain transactions from its Finnish office to other locations in the United States and Europe. This requires system modifications to accommodate the changes in the transaction workflow. Any difficulties the Company encounters with the successful operation of the new ERP system, or modification of the system to meet changing business needs, including the example of the Finnish transition could damage the effectiveness of the Company’s business processes and controls and could adversely impact the Company’s ability to accurately and effectively forecast and manage sales demand, manage the Company’s supply chain, identify and implement actions that improve the Company’s operational effectiveness, and report financial and management information on an accurate and timely basis, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In November 2012, the Company completed a transaction in which Beneq Products Oy (“Beneq”) purchased from the Company substantially all of the assets, and assumed certain liabilities, used or necessary in the Company’s EL display business (the “EL Transaction”). The completion of the EL Transaction presents certain significant risks to the Company, including but not limited to:

•

As a result of the EL Transaction with Beneq, the Company may incur certain future liabilities, costs and expenses, including those relating to (i) claims by Beneq for losses incurred by Beneq as a result of breaches of representations and warranties given by the Company, (ii) claims against Planar by third parties associated with the EL display business (e.g. vendors, customers, etc.) based upon, or payments made or further credit granted by Planar in respect of, non-performance by Beneq of obligations assumed by Beneq in the EL transaction, or (iii) liabilities relating to the EL display business that the Company retained as part of the EL Transaction. Any material liabilities, costs or expenses incurred by the Company as a result of the foregoing or other matters arising in connection with the EL transaction could materially and adversely affect the Company’s business, financial condition and results of operations.

•

In the EL Transaction, Beneq paid a portion of the purchase price in promissory notes payable over a term of five years. A default by Beneq on the payments due under the promissory notes could materially and adversely affect the assets and financial condition of the Company.

Variability of customer requirements or losses of key customers may adversely affect the Company’s operating results.

The Company must provide increasingly rapid product turnaround and respond to ever-shorter lead times, while at the same time meeting its customers’ product specifications and quality expectations. A variety of conditions, including bankruptcy and other conditions both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. These actions by a significant customer or by a set of customers could adversely affect the Company’s business. On occasion, customers require rapid increases in production, which can strain the Company’s resources and reduce margins. The Company may lack sufficient capacity at any given time to meet customers’ demands. Sales to a significant customer, if lost, could have a material, adverse impact on the results of operations. If accounts receivable from a significant customer or set of customers became uncollectible, a resulting charge could have a material adverse effect on operations.

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

The Company has to defend against infringement claims.

In recent fiscal years, the Company has been made party to lawsuits (among many other defendants) alleging infringement of certain United States patents relating to certain products marketed and sold by the Company, including stands for multiple displays, the Company’s Indisys image processing products and certain projector products. While each of these matters has been resolved, litigation can be very expensive and can divert management’s time and attention, which could adversely affect the Company’s business. The Company is currently a party to patent infringement litigation brought by the Trustees of Boston University related to LED technology. In addition, the Company may not be able to obtain a favorable outcome in any intellectual property litigation.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $1.38 to $2.69. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

Item 6.	Exhibits

(a)

10.1	Loan and Security Agreement dated as of November 21, 2013 by and between Silicon Valley Bank; Planar Systems, Inc.; Clarity, a Division of Planar Systems, Inc.; Planar China LLC and Planar Taiwan LLC (1)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 27, 2013.
*	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: February 7, 2014	/S/ RYAN GRAY
Ryan Gray
Vice President and Chief Financial Officer