Form 10-Q
period 2014-03-28
PLANAR SYSTEMS INC
filed 2014-05-08
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the Quarter Ended March 28, 2014

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

Number of common stock outstanding as of April 30, 2014

21,833,154 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Mar. 28, 2014	Sept. 27, 2013
	(unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$13,000	$11,971
Accounts receivable, net of allowance for doubtful accounts of $376 at March 28, 2014 and $498 at Sept. 27, 2013	22,605	22,821
Inventories (Note 2)	28,421	30,003
Other current assets	4,110	2,426

Total current assets	68,136	67,221
Property, plant and equipment, net	5,683	6,434
Other assets	4,513	6,230

	$78,332	$79,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,830	$17,042
Current portion of capital leases	850	759
Deferred revenue	1,738	1,685
Other current liabilities (Notes 5 and 6)	11,746	12,848

Total current liabilities	30,164	32,334
Capital leases, less current portion	41	394
Other long-term liabilities (Note 5)	4,721	5,390

Total liabilities	34,926	38,118
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 21,420,714 and 21,036,278 issued shares at March 28, 2014 and September 27, 2013, respectively	187,074	186,202
Retained deficit	(141,232)	(141,735)
Accumulated other comprehensive loss	(2,436)	(2,700)

Total shareholders’ equity	43,406	41,767

	$78,332	$79,885

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	Mar. 28, 2014	Mar. 29, 2013	Mar. 28, 2014	Mar. 29, 2013
Sales	$41,077	$39,441	$81,532	$83,616
Cost of sales	31,414	31,429	62,137	64,595

Gross profit	9,663	8,012	19,395	19,021
Operating expenses:
Research and development, net	1,469	1,828	2,713	3,855
Sales and marketing	5,054	5,044	9,727	10,104
General and administrative	3,189	2,913	6,456	6,326
Amortization of intangible assets	—	148	—	295
Restructuring (Note 5)	10	—	21	194
Loss (gain) on sale of assets (Note 9)	—	(177)	—	1,314

Total operating expenses	9,722	9,756	18,917	22,088

Income (loss) from operations	(59)	(1,744)	478	(3,067)
Non-operating income (expense):
Interest, net	82	48	135	65
Foreign exchange, net	(10)	95	(53)	(13)
Other, net	274	181	449	296

Net non-operating income	346	324	531	348

Income (loss) before income taxes	287	(1,420)	1,009	(2,719)
Provision (benefit) for income taxes (Note 7)	59	(140)	151	43

Net income (loss)	228	(1,280)	858	(2,762)

Net income (loss) per share
Basic (Note 3)	$0.01	$(0.06)	$0.04	$(0.13)

Diluted (Note 3)	$0.01	$(0.06)	$0.04	$(0.13)

Average shares outstanding—basic (Note 3)	21,302	20,643	21,207	20,558
Average shares outstanding—diluted (Note 3)	21,458	20,643	21,424	20,558

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
	Mar. 28, 2014	Mar. 29, 2013	Mar. 28, 2014	Mar. 29, 2013
	(In thousands)		(In thousands)
Net income (loss)	$228	$(1,280)	$858	$(2,762)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	61	(433)	264	(71)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—

Comprehensive income (loss)	$289	$(1,713)	$1,122	$(2,833)

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	Mar. 28, 2014	Mar. 29, 2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$858	$(2,762)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	915	980
Restructuring charges	21	194
Loss on sale of assets	—	1,314
Share based compensation	788	869
Net reduction in carrying amounts of certain assets and liabilities	—	(491)
(Increase) decrease in accounts receivable, net	305	(1,836)
(Increase) decrease in inventories	1,655	(4,634)
(Increase) decrease in other assets	172	(270)
Increase (decrease) in accounts payable	(1,229)	2,213
Increase (decrease) in deferred revenue	43	(37)
Decrease in other liabilities	(1,841)	(2,895)

Net cash provided by (used in) operating activities	1,687	(7,355)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(203)	(2,055)
Proceeds from sale of assets	—	4,145

Net cash provided by (used in) investing activities	(203)	2,090
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease	—	1,017
Payments of capital lease obligations	(272)	(445)
Value of shares withheld for tax liability	(355)	(205)
Net proceeds from issuance of capital stock	84	104

Net cash provided by (used in) financing activities	(543)	471
Effect of exchange rate changes on cash	88	(60)

Net increase (decrease) in cash	1,029	(4,854)
Cash at beginning of period	11,971	17,768

Cash at end of period	$13,000	$12,914

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

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”) which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 effectively replaces the requirements previously included in ASU 2011-05 and 2011-12. ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. Accordingly, the Company adopted this standard on September 28, 2013. The Company did not have any reclassifications during the first six months of 2014 that would require additional disclosure under this pronouncement, and as such adoption of this ASU did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Mar. 28, 2014	Sept. 27, 2013
Raw materials	$16,069	$15,911
Work in process	118	59
Finished goods	12,234	14,033

	$28,421	$30,003

NOTE 3 – EARNINGS PER SHARE

Weighted average basic shares outstanding for the three and six months ended March 28, 2014 were 21,302,000 and 21,207,000, respectively. Diluted shares outstanding for the three months and six month ended March 28, 2014 were 21,458,000 and 21,424,000, respectively. Weighted average basic and diluted shares outstanding for the three and six months ended March 29, 2013 were 20,643,000 and 20,558,000, respectively. The FASB Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding includes the dilutive effect of in-the-money options and nonvested shares, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and six months ended March 28, 2014 the dilutive effect of nonvested stock awards was approximately 156,000 and 217,000, respectively. There was no dilutive effect of in-the-money employee stock options for the three or six months ended March 28, 2014. For the three and six months ended March 28, 2014 options and nonvested stock awards amounting to approximately 678,000 shares and 815,000 shares, respectively, were excluded from the calculation as their effect would have been anti-dilutive. There was no dilutive effect of in-the-money employee stock options or nonvested shares as of March 29, 2013 due to the Company incurring a net loss for each of the three and six months then ended.

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

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at September 27, 2013	787,674	$9.35
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(175,896)	11.74

Options outstanding at March 28, 2014	611,778	$8.66

All options outstanding at March 28, 2014 were exercisable. As of March 28, 2014, the total pretax intrinsic value of options outstanding and options exercisable was $0 and the options had a weighted average remaining contractual term of 1.4 years.

Restricted Stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718, “Compensation – Stock Compensation”). Shares issued generally vest over a one to three year period upon the passage of time, or upon meeting objective performance conditions.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 27, 2013	1,417,509	$1.86
Granted	913,000	2.17
Vested	(486,028)	1.75
Forfeited	(38,533)	1.87

Restricted stock outstanding at March 28, 2014	1,805,948	$2.04

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (“the Plan”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. As of March 28, 2014, approximately 556,000 shares remained available for purchase under the Plan.

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payment awards and employee stock purchases for the three and six months ended March 28, 2014 and March 29, 2013. The expense was allocated as follows:

	Three Months Ended Mar. 28, 2014	Three Months Ended Mar. 29, 2013	Six Months Ended Mar. 28, 2014	Six Months Ended Mar. 29, 2013
Cost of sales	$21	$28	$46	$53

Research and development, net	$10	$35	$19	$82
Sales and marketing	49	82	86	151
General and administrative	294	279	637	583

Share based compensation expense included in operating expenses	$353	$396	$742	$816

Share based compensation expense related to employee stock options, restricted stock awards and employee stock purchase plan	$374	$424	$788	$869

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

NOTE 5 – RESTRUCTURING CHARGES

For the three and six months ended March 28, 2014, the Company recorded $10 and $21, respectively, in accretion of interest expense related to the liability recorded in fiscal 2013 related to the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility. No restructuring charges were incurred in the three months ended March 29, 2013. In the first quarter of 2013, the Company recorded $194 in charges related to severance benefits estimated for the termination of certain employees who performed manufacturing and general and administrative functions at the Company’s facility in Finland.

Restructuring charges related to previously recorded charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities	Other Long-term Liabilities
Balance as of September 27, 2013	$483	$823	$1,651
Accretion of interest expense	—	21	—
Cash paid	(379)	(425)	—
Reclassifications from other long-term liabilities to other current liabilities	—	230	(230)

Balance as of March 28, 2014	$104	$649	$1,421

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Mar. 28, 2014	Sept. 27, 2013
Warranty reserve	$3,180	$3,611
Accrued compensation	2,708	3,193
Other	5,858	6,044

Total	$11,746	$12,848

The Company provides a warranty for its products and establishes an allowance at the time of sale which the Company believes, based on its best estimates, is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

A reconciliation of the changes in the warranty reserve is as follows:

	Mar. 28, 2014
	Three months ended	Six months ended
Balance at beginning of period	$3,472	$3,611
Cash paid for warranty repairs	(720)	(1,599)
Provision for current period sales	428	1,168

Balance at end of period	$3,180	$3,180

NOTE 7 – INCOME TAXES

The provision for income taxes for the second quarter of 2014 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision for income taxes is the result of a mix of profits and losses the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax provisions of $59 and $151 for the three and six months ended March 28, 2014, respectively, were generated by a mix of tax expense in foreign jurisdictions and state taxes. The tax benefit of $140 for the three months ended March 29, 2013 was driven by a benefit in certain foreign jurisdictions, partially offset by tax expenses in certain foreign jurisdictions and state taxes. The tax provision of $43 for the six months ended March 29, 2013 was generated by a mix of tax expense in foreign jurisdictions and state taxes, partially offset by a benefit in certain foreign jurisdictions.

For the three months ended March 28, 2014 the effective tax rate of 20.6% differs from the federal statutory rate due to the valuation allowance on Finnish losses, and by generating U.S. income that can make use of NOL’s which previously had valuation allowances recorded against them. The effective tax rate of 9.9% for the three months ended March 29, 2013 differed from the federal statutory rate due to the effects of the Company’s operations in foreign jurisdictions and to the valuation allowance on U.S. and Finnish losses.

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

As of March 28, 2014 the Company continued to place a valuation allowance against its U.S. and Finnish deferred tax assets. While a valuation allowance was still in place for financial statement purposes as of March 28, 2014, the valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

During the three and six months ended March 28, 2014 there were no material changes to the amount of unrecognized tax benefits under ASC Topic 740, “Income Taxes.” The Company is subject to taxation primarily in the United States, Finland, and France, as well as in certain states (including Oregon and California) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has settled with the Internal Revenue Service on their examination of all United States federal income tax matters through fiscal year 2008. The Company has also settled examinations of both its Finnish tax returns for all tax years through 2007, as well as its French tax returns through fiscal year 2010. It is reasonably possible that the Company’s uncertain tax positions could decrease by approximately $386 in the next twelve months due to settlement of foreign items.

The Company has not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. As of March 28, 2014 the undistributed earnings of these foreign operations were approximately $1,800 and the unrecognized deferred tax liability related to these undistributed earnings was $100.

NOTE 8 – BORROWINGS

The Company entered into a new credit agreement with Silicon Valley Bank on November 21, 2013, resulting in the termination of its prior credit agreement with Bank of America. The Company’s credit agreement with Silicon Valley Bank allows for borrowing up to 80% of its eligible accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement has interest rates ranging from LIBOR + 2.25% to Prime + 0.75%, expires on November 21, 2015, and is secured by substantially all of the assets of the Company. The borrowing capacity on the agreement is limited to $5.0 million until the Company’s bank accounts with Bank of America are closed, which the Company anticipates will occur in the third quarter of fiscal 2014. As of March 28, 2014 the Company’s borrowing capacity was $5.0 million, of which approximately $1.1 million was committed through standby letters of credit related to the Company’s capital lease obligations. There were no amounts outstanding under the Company’s credit agreement as of March 28, 2014 and September 27, 2013. The credit agreement contains certain financial covenants, with which the Company was in compliance as of March 28, 2014.

NOTE 9 – LOSS ON SALE OF ASSETS

In the first quarter of 2013 the Company sold the assets and liabilities associated with its electroluminescent (“EL”) product line to Beneq Products Oy (“Beneq”) for a base sale price of $6.5 million, of which $3.9 million was paid in cash at closing, with the remaining $2.6 million held as a promissory note and included in other current assets and other assets as of March 28, 2014. The term of the note is five years with principal payments due annually beginning on November 30, 2014. The note accrued interest at 8% annually in the first year and accrues interest at 15% annually thereafter. The transaction terms also provide for up to $3.5 million in additional cash consideration, which may be earned based upon the EL business achieving certain financial results in calendar years 2013 through 2015. As a result of this transaction the Company recorded a loss on sale of $1.3 million in the first six months of fiscal 2013. The loss recognized included transaction costs that were comprised primarily of legal and other professional services fees. The sale of these assets and liabilities did not constitute a disposal of a component of the Company as defined by ASC Topic 205, “Presentation of Financial Statements.”

Under the terms of the sale of assets agreement entered into by the Company in conjunction with the sale of the assets and liabilities associated with the EL product line, the Company transferred to Beneq certain non-cancelable component purchase commitments with third party vendors. Subsequent to the closing of the transaction, the Company learned that a vendor party would not cooperate in the transfer to Beneq of such purchase commitments and demanded performance by Planar. Subsequent to the end of the second quarter of 2014, the Company entered into an agreement with the vendor related to such purchase commitments. As a part of the agreement, the Company agreed to take delivery and ownership of €2.9 million ($3.9 million based on the EUR to USD exchange rate as of March 28, 2014) of electronic components inventory in the third quarter of 2014. Payment to the vendor for this inventory will be made in the third quarter of 2014. The Company is still negotiating with Beneq regarding the terms under which the component inventory will be transferred to and paid for by Beneq and believes there is a reasonable possibility that the full value of the component inventory may not be recoverable, due to uncertainties relating to the timing of Beneq’s need and use of the component inventory, the continuing negotiations with Beneq to finalize a plan to accept delivery of and make payment for the component inventory, and the risk and uncertainties associated with that plan, when finalized. Management has evaluated this purchase commitment in accordance with ASC Topic 450, “Contingencies” and has not recorded a loss or liability related to the commitment in the second quarter of fiscal 2014 as Management does not currently have enough information to reasonably estimate the amount of loss, but believes the range of possible loss will be from $0 to $3.9 million based on the EUR to USD exchange rate as of March 28, 2014.

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

Unless context otherwise requires, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Planar,” refer to Planar Systems, Inc. and, unless the context requires otherwise, include all of the Company’s consolidated subsidiaries.

The Company’s Strategy

For over 30 years, Planar has been designing and bringing to market innovative display solutions. The Company has historically focused on customized or specialty display products and systems, generally in niche display markets where requirements are more stringent, innovation is valued, and the customer is not served or is underserved by the mass-market, commodity display providers. In recent years, the Company has been transitioning its focus, strategic direction, and resources to target the larger and faster-growing market for digital signage displays, where a variety of its customers use the Company’s tiled LCD systems and large format stand-alone signage monitors for digital signage applications in retail, airport, sports arena and stadium, hospitality, corporate and higher-education venues, as well as in applications that have traditionally used customized or specialty display products and systems.

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

• Electroluminescent (“EL”) Displays: Planar previously leveraged its proprietary intellectual property and historical core competency in EL technologies to focus on providing customized, embedded and ruggedized displays to Original Equipment Manufacturers (“OEMs”) and other system suppliers for use in instrumentation, medical equipment, vehicle dashboards and military applications. In the first quarter of fiscal 2013, the Company sold the assets and liabilities associated with the EL product line and no sales of EL displays are expected in future periods. See further discussion in Note 9—Loss on Sale of Assets.

Overview of Results

In the second quarter and first six months of 2014, the Company continued to experience strong demand for its digital signage products as the Company achieved significant growth in its digital signage product offerings, including UltraRes, and a portfolio of LCD commercial flat panels. The Company believes the overall market for digital signage products is currently growing and will continue to grow in the future.

The Company recorded sales of $41.1 million in the three months ended March 28, 2014 (the “second quarter of 2014”), which was an increase of $1.7 million or 4.1% as compared to sales of $39.4 million in the three months ended March 29, 2013 (the “second quarter of 2013”). The increase in sales in the second quarter of 2014 as compared to the second quarter of 2013 was primarily the result of a $5.6 million or 40.9% increase in sales in digital signage products to $19.0 million in the second quarter of 2014 from $13.4 million in the second quarter of 2013. This increase was partially offset by a $3.9 million or 14.9% decrease in sales of commercial and industrial products to $22.1 million in the second quarter of 2014 from $26.0 million in the second quarter of 2013. In the six months ended March 28, 2014 (the “first six months of 2014”), sales were $81.5 million, which was a decrease of $2.1 million or 2.5% as compared to sales of $83.6 million in the six months ended March 29, 2013 (the “first six months of 2013”). The decrease in sales in the first six months of 2014 as compared to the first six months of 2013 was primarily due to a $9.7 million or 18.1% decrease in sales of commercial and industrial products to $43.6 million from $53.3 million. This decrease was partially offset by a $7.6 million or 24.9% increase in sales of digital signage products to $37.9 million in the first six months of 2014 from $30.3 million in the first six months of 2013.

Loss from operations was $0.1 million in the second quarter of 2014 as compared to a $1.7 million loss in the second quarter of 2013. For the first six months of 2014 income from operations was $0.5 million as compared to a loss from operations of $3.1 million in the first six months of 2013. The improvement in loss from operations in the three months ended March 28, 2014 was primarily due to an increase in gross profit of $1.7 million or 20.6%. The increase in gross profit was primarily the result of a change in the mix of products sold towards higher margin digital signage products, as the Company continues to execute its strategy to focus on the market for digital signage products. Additionally, higher gross profit rates on sales of digital signage products contributed to the gross profit improvement. The improvement in income from operations in the six months ended March 28, 2014 was primarily due to a decrease in operating expenses of $3.2 million or 14.4%. The decrease in operating expenses was primarily due to a $1.2 million decrease in research and development expenses as well as a $1.3 million decrease in loss on sale of assets. The loss on sale of assets in the first six months of 2013 resulted from the sale of assets and liabilities related to the Company’s EL product line.

Net income was $0.2 million or $0.01 per basic and diluted share in the second quarter of 2014 as compared to a net loss of $1.3 million or $0.06 per basic and diluted share in the second quarter of 2013. For the first six months of 2014 net income was $0.9 million or $0.04 per basic and diluted share as compared to a net loss of $2.8 million or $0.13 per basic and diluted share in the first six months of 2013. The improvement in net income for the three and six months ended March 28, 2014 was due primarily to the improvement in income (loss) from operations in both periods.

Sales

Sales for the Three Months Ended March 28, 2014

For the three months ended March 28, 2014, the Company’s sales increased $1.7 million or 4.1% to $41.1 million from $39.4 million for the three months ended March 29, 2013. The increase was due to an increase in sales of digital signage products, which was partially offset by a decrease in sales of commercial and industrial products. The increase in sales of digital signage products of $5.6 million or 40.9% was due primarily to increases in sales of tiled LCD video wall systems and an increase in the sales volume of signage monitors. The decrease in sales of commercial and industrial products of $3.9 million or 14.9% was due primarily to decreased sales of rear-projection cubes, touch monitors, desktop monitors, and high-end home products, which were partially offset by an increase in sales of custom displays. A summary of the major components of sales for the second quarter of 2014, including changes in sales from the second quarter of 2013 due to changes in volumes and average selling price (“ASP”) is as follows:

Sales for the Three Months Ended March 28, 2014

	Three months ended			%	% Change in	% Change in
	Mar. 28, 2014	Mar. 29, 2013	$ Change	Change	Volumes(1)	ASP(1)
	(In millions, except percentages)
Commercial & Industrial Sales
High-end home	$1.7	$2.5	$(0.8)	-34.6%	-42.4%	14.1%
Custom commercial & industrial	4.7	2.6	2.1	80.5%	35.2%	33.8%
Desktop monitors	7.7	9.0	(1.3)	-14.4%	-14.0%	0.2%
Rear-projection cubes	4.1	6.3	(2.2)	-33.6%	-41.7%	4.0%
Touch monitors	3.7	5.3	(1.6)	-31.1%	-32.8%	-0.2%
Electroluminescent(2)	—	—	—	—	—	—
Other	0.2	0.3	(0.1)	-24.0%	—	—

Total Commercial & Industrial sales	22.1	26.0	(3.9)	-14.9%	—	—
Digital Signage Product Sales
Tiled LCD systems	12.9	9.8	3.1	31.8%	17.8%	11.9%
Signage monitors	6.1	3.5	2.6	70.3%	107.7%	-20.4%
Custom digital signage	—	0.1	(0.1)	-100.0%	—	—

Total Digital Signage Product sales	19.0	13.4	5.6	40.9%	—	—

Total sales	$41.1	$39.4	$1.7	4.1%	—	—

(1)	Due to the significant differences in volumes and ASP for each product category, changes in volumes and ASP have not been included for the “Other” categories or subtotals.
(2)	In the first quarter of 2013, the Company sold the assets and liabilities related to its EL product line. See Note 9-Loss on Sale of Assets.

For the three months ended March 28, 2014 the increase in sales of tiled LCD video wall systems, including Matrix and Mosaic, were due primarily to increased demand for indoor video wall systems and a change in the mix of products sold toward products with higher ASPs. The increase in volumes sold of signage monitors was due primarily to a large order for certain touch signage products with lower ASPs which resulted in a decrease in the ASPs in the second quarter of 2014 as compared to the same period of 2013. The decrease in volumes of rear-projection cubes was the result of continued customer transition from rear-projection cube formats to tiled LCD wall systems. The increase in ASPs of rear-projection cubes was due primarily to a shift in the mix of products sold towards newer higher priced product offerings. The increases in volumes sold and ASPs of custom commercial and industrial products were due to higher custom orders and changes in product mix primarily in certain custom products with higher ASPs during the second quarter of 2014 as compared to the same period of 2013. The decrease in sales of touch monitors was due to a decrease in the sales volume of these products during the second quarter of 2013 which was primarily the result of lower overall customer demand. The decrease in sales of desktop monitors was due to a decrease in the volume sold which was the result of lower overall customer demand. The decrease in high-end home product volumes sold was the result of ongoing declines in demand for high-end home theater systems. The increase in high-end home average selling prices was due primarily to a change in product mix to include products with higher ASPs.

Sales for the Six Months Ended March 28, 2014

For the six months ended March 28, 2014, the Company’s sales decreased $2.1 million or 2.5% to $81.5 million from sales of $83.6 million for the six months ended March 29, 2013. The decrease was due to a decrease in sales of commercial and industrial products, which was partially offset by an increase in sales of digital signage products. The decrease in sales of commercial and industrial products of $9.7 million or 18.1% was primarily due to decreases in sales of rear-projection cubes, touch monitors, high-end home products, desktop monitors and also due to the Company no longer selling EL displays. These decreases were partially offset by an increase in sales of custom displays. The increase in sales of digital signage products of $7.6 million or 24.9% was primarily due to increases in sales of signage monitors and tiled LCD video wall systems. A summary of the major components of sales for the first six months of 2014, including changes in sales from the first six months of 2013 due to changes in volumes and average selling price is as follows:

Sales for the Six Months Ended March 28, 2014

	Six months ended			%	% Change in	% Change in
	Mar. 28, 2014	Mar. 29, 2013	$ Change	Change	Volumes(1)	ASP(1)
	(In millions, except percentages)
Commercial & Industrial Sales
High-end home	$3.4	$5.5	$(2.1)	-39.0%	-44.7%	9.0%
Custom commercial & industrial	8.0	4.6	3.4	74.4%	30.4%	39.3%
Desktop monitors	15.8	17.7	(1.9)	-10.6%	-5.9%	-3.9%
Rear-projection cubes	9.1	12.4	(3.3)	-26.1%	-33.7%	19.1%
Touch monitors	6.9	10.2	(3.3)	-32.4%	-26.5%	-10.8%
Electroluminescent(2)	—	2.3	(2.3)	-100.0%	—	—
Other	0.4	0.6	(0.2)	-34.8%	—	—

Total Commercial & Industrial sales	43.6	53.3	(9.7)	-18.1%	—	—
Digital Signage Product Sales
Tiled LCD systems	26.4	23.2	3.2	13.9%	4.8%	8.7%
Signage monitors	11.5	6.7	4.8	68.1%	41.6%	13.9%
Custom digital signage	—	0.4	(0.4)	-100.0%	—	—

Total Digital Signage Product sales	37.9	30.3	7.6	24.9%	—	—

Total sales	$81.5	$83.6	$(2.1)	-2.5%	—	—

(1)	Due to the significant differences in volumes and ASP for each product category, changes in volumes and ASP have not been included for the “Other” categories or subtotals.
(2)	In the first quarter of 2013, the Company sold the assets and liabilities related to its EL product line. See Note 9-Loss on Sale of Assets.

For the six months ended March 28, 2014, the increases in volumes sold and ASPs of custom commercial and industrial products were primarily due to higher custom orders and changes in product mix as certain custom products with higher ASPs had larger shipments in the first six months of 2014 as compared to the first six months of 2013. The decrease in volumes of rear-projection cubes was the result of continued customer transition from rear-projection cube formats to tiled LCD systems. The increase in ASPs of rear-projection cubes was due primarily to a shift in the mix of products sold towards newer higher priced product offerings. The decrease in volumes sold of touch monitors was primarily due to lower overall customer demand, while the decrease in touch monitor ASPs was primarily due to increased competition and industry wide decreases in pricing. The decrease in volumes of EL displays sold was due to the sale of the Company’s EL related assets and liabilities during the first quarter of 2013, resulting in no sales of these products after the first quarter of 2013. The decrease in high-end home product volumes sold was due to continued declines in demand for high-end projection home theater systems. The increase in high-end home average selling prices was due primarily to a change in product mix toward higher priced products. The decreases in volumes sold and ASPs of desktop monitors was due to lower customer demand and changes in product mix. The increase in volumes sold of tiled LCD video wall systems, including Matrix and Mosaic, was due primarily to increased demand for indoor video wall systems as customers continue to transition toward digital signage products while the increase in ASPs of tiled LCD video wall systems was primarily due to a change in the mix of products sold towards products with higher ASPs. The increase in volumes sold of signage monitors was due primarily to a large order for certain touch signage products. The increase in ASPs of signage monitors was due to changes in product mix towards higher priced large format products in the first quarter of 2014 partially offset by a large order for certain touch signage products with lower ASPs in the second quarter of 2014.

Sales by Geographic Region

					% of Total Sales
	Three months ended				Three months ended
	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change	Mar. 28, 2014	Mar. 29, 2013
	(In millions, except percentages)
Domestic sales (United States)	$30.6	$29.9	$0.7	2.3%	74.5%	75.9%
International sales	10.5	9.5	1.0	10.4%	25.5%	24.1%

Total sales	$41.1	$39.4	$1.7	4.1%

International sales increased $1.0 million or 10.4% to $10.5 million in the second quarter of 2014 from $9.5 million in the second quarter of 2013. The increase in international sales for the three months ended March 28, 2014 was primarily due to an increase in sales of digital signage products, custom commercial and industrial products, and desktop monitors sold outside of the United States partially offset by decrease in sales of rear-projection cubes and high-end home theater systems. As a percentage of sales, international sales increased to 25.5% in the second quarter of 2014 from 24.1% in the second quarter of 2013. Domestic (United States) sales increased $0.7 million or 2.3% to $30.6 million in the second quarter of 2014 from $29.9 million in the second quarter of 2013. The increase in domestic sales for the three months ended March 28, 2014 was due primarily to an increase in sales of digital signage products and custom commercial and industrial products, which were partially offset by a decrease in sales of touch monitors, desktop monitors, and high-end home theater systems. As a percentage of sales, domestic sales decreased to 74.5% in the second quarter of 2014 from 75.9% in the second quarter of 2013. The Company does not have material sales to any particular country outside the United States.

					% of Total Sales
	Six months ended				Six months ended
	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change	Mar. 28, 2014	Mar. 29, 2013
	(In millions, except percentages)
Domestic sales (United States)	$61.8	$62.4	$(0.6)	-1.0%	75.8%	74.7%
International sales	19.7	21.2	(1.5)	-7.0%	24.2%	25.3%

Total sales	$81.5	$83.6	$(2.1)	-2.5%

International sales decreased $1.5 million or 7.0% to $19.7 million in the first six months of 2014 from $21.2 million in the first six months of 2013. The decrease in international sales for the six months ended March 28, 2014 was primarily due to a decrease in sales of rear-projection cubes, the decrease in sales of EL products as the result of the sale of the EL assets and liabilities in the first quarter of 2013, and a decrease in sales of high-end home theater systems. The decrease in international sales was partially offset by increases in sales of digital signage products, custom commercial and industrial products, and desktop monitors sold outside of the United States. As a percentage of sales, international sales decreased to 24.2% in the first six months of 2014 from 25.3% in the first six months of 2013. Domestic (United States) sales decreased $0.6 million or 1.0% to $61.8 million in the first six months of 2014 from $62.4 million in the first six months of 2013. The decrease in domestic sales for the six months ended March 28, 2014 was due primarily to a decrease in sales of touch monitors, desktop monitors, high-end projection home theater systems, and a decrease in sale of EL products due to the sale of the EL assets and liabilities in the first quarter of 2013. These decreases were partially offset by an increase in domestic sales of digital signage products, custom commercial and industrial products, and rear-projection cubes.

Gross Profit

	Three months ended				Six months ended
	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Gross profit	$9.7	$8.0	$1.7	20.6%	$19.4	$19.0	$0.4	2.0%
Gross profit margin	23.5%	20.3%	—	320 bps	23.8%	22.7%	—	110 bps

Gross profit as a percentage of sales increased to 23.5% in the second quarter of 2014 from 20.3% in the second quarter of 2013. Total gross profit increased $1.7 million or 20.6% to $9.7 million in the second quarter of 2014 as compared to $8.0 million in the second quarter of 2013. In the first six months of 2014 gross profit as a percentage of sales increased to 23.8% from 22.7% in the first six months of 2013. Total gross profit increased $0.4 million or 2.0% to $19.4 million in the first six months of 2014 as compared to

$19.0 million in the first six months of 2013. The increase for both the three month and six month periods was due primarily to a change in the mix of products sold towards higher margin digital signage products, as the Company continues to execute its strategy to focus on the market for digital signage products. The improvement in gross profit was also due to higher gross profit rates on sales of digital signage products as compared to the same periods of the prior year as a result of lower material costs, increases in average selling prices, and changes in the mix of digital signage product sold towards those products with higher margins. In addition to these reasons, the gross profit improvement in the six months ended March 28, 2014 was also due to a decrease in labor and overhead expenses as a result of the sale of the EL assets and liabilities in the first quarter of 2013.

Research and Development, Net

	Three months ended				Six months ended
	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Research and development, net	$1.5	$1.8	$(0.3)	-19.6%	$2.7	$3.9	$(1.2)	-29.6%
% of sales	3.6%	4.6%	—	(100) bps	3.3%	4.6%	—	(130) bps

Net research and development expenses decreased $0.3 million or 19.6% to $1.5 million in the second quarter of 2014 from $1.8 million in the second quarter of 2013. Net research and development expenses decreased $1.2 million or 29.6% to $2.7 million in the first six months of 2014 from $3.9 million in the first six months of 2013. The decreases for both the three and six months ended March 28, 2014 were primarily due to lower headcount as well as efforts to reduce expenditures for project related expenses in this area.

As a percentage of sales, net research and development expenses decreased to 3.6% in the second quarter of 2014 as compared to 4.6% in the second quarter of 2013. The decrease was due to both lower expenses and increased sales in the quarter. As a percentage of sales, net research and development expenses decreased to 3.3% in the first six months of 2014 as compared to 4.6% in the first six months of 2013. The decrease was due primarily to net research and development expenses decreasing at a faster rate than the decline in sales in that period.

Sales and Marketing

	Three months ended				Six months ended
	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Sales and marketing	$5.1	$5.0	$0.1	0.2%	$9.7	$10.1	$(0.4)	-3.7%
% of sales	12.3%	12.8%	—	(50) bps	11.9%	12.1%	—	(20) bps

Sales and marketing expenses increased $0.1 million or 0.2% to $5.1 million in the second quarter of 2014 as compared to $5.0 million in the second quarter of 2013. Sales and marketing expenses decreased $0.4 million or 3.7% to $9.7 million in the first six months of 2014 from $10.1 million in the first six months of 2013. The increase for the three months ended March 28, 2014 was primarily due to increased program spending as compared to the three months ended March 29, 2013. The decrease for the six months ended March 28, 2014 was primarily due to lower headcount as a result of the sale of the EL assets and liabilities, which was partially offset by increased program spending as compared to the same period in the prior year.

As a percentage of sales, sales and marketing expenses decreased to 12.3% in the second quarter of 2014 as compared to 12.8% in the same period of the prior year. The decrease in sales and marketing expense, as a percentage of sales, was primarily the result of sales and marketing expenses increasing at a lower rate than sales. In the first six months of 2014, sales and marketing expenses were 11.9% of sales as compared to 12.1% of sales in the first six months of 2013. The decrease in sales and marketing expenses as a percentage of revenue in the first six months of 2014 was the result of sales and marketing expenses decreasing at a faster rate than the decline in sales in that period.

General and Administrative

	Three months ended				Six months ended
	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
General and administrative	$3.2	$2.9	$0.3	9.5%	6.5	$6.3	$0.2	2.1%
% of sales	7.8%	7.4%	—	40 bps	7.9%	7.6%	—	30 bps

General and administrative expenses increased $0.3 million or 9.5% to $3.2 million in the second quarter of 2014 from $2.9 million in the second quarter of 2013. General and administrative expenses increased $0.2 million or 2.1% to $6.5 million in the first six months of 2014 as compared to $6.3 million in the first six months of 2013. The increases in general and administrative expenses for both the second quarter and first six months of 2014 was due primarily to increased depreciation and operating expenses related to the capitalization of a new enterprise resource planning system that was implemented in the third quarter of 2013, partially offset by lower compensation related expenses due to an effort to control costs.

As a percentage of sales, general and administrative expenses increased to 7.8% in the second quarter of 2014 as compared to 7.4% in the second quarter of 2013. For the first six months of 2014, general and administrative expenses increased to 7.9% as a percentage of sales from 7.6% in the first six months of 2013. The increases in general and administrative expenses as a percentage of sales in the three and six months ended March 28, 2014 were the result of the reasons discussed above as well as general and administrative expenses increasing at a faster rate than sales.

Amortization of Intangible Assets

	Three months ended				Six months ended
	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Amortization	$—	$0.1	$(0.1)	-100.0%	$—	$0.3	$(0.3)	-100.0%
% of sales	—	0.4%	—	(40) bps	—	0.4%	—	(40) bps

All intangible assets were fully amortized as of September 27, 2013 and as such there were no expenses for the amortization of intangible assets for the three and six month periods ended March 28, 2014.

Restructuring Charges

	Three months ended				Six months ended
	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Restructuring charges	$—	$—	$—	—	$—	$0.2	$(0.2)	-100.0%
% of sales	—	—	—	—	—	0.2%	—	(20) bps

During the three and six month periods ended March 28, 2014, the Company recorded $10 thousand and $21 thousand, respectively, in restructuring charges. As discussed in Note 5 – Restructuring Charges, the charges were the result of accretion of interest expense related to the liability recorded in fiscal 2013 related to the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility. No restructuring charges were incurred in the second quarter of 2013. In the first six months of 2013, the Company recorded $0.2 million in net restructuring charges which consisted primarily of severance benefits estimated for the termination of certain employees who performed manufacturing and general and administrative functions for the Company.

Loss (Gain) on Sales of Assets

	Three months ended				Six months ended
	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Loss (gain) on sale of assets	$—	$(0.2)	$0.2	-100.0%	$—	$1.3	$(1.3)	-100.0%
% of sales	—	-0.4%	—	40 bps	—	1.6%	—	(160) bps

During the first quarter of 2013, the Company sold the assets and liabilities associated with the EL product line. As discussed in Note 9—Loss on Sale of Assets, the Company recorded a $1.3 million loss on the sale during the first six months of 2013.

Total Operating Expenses

	Three months ended				Six months ended
	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Total operating expenses	$9.7	$9.8	$(0.1)	0.3%	$18.9	$22.1	$(3.2)	-14.4%
% of sales	23.7%	24.7%	—	(100) bps	23.2%	26.4%	—	(320) bps

Total operating expenses decreased $0.1 million or 0.3% to $9.7 million in the second quarter of 2014 from $9.8 million in the same period of the prior year. In the first six months of 2014, total operating expenses decreased $3.2 million or 14.4% to $18.9 million as compared to $22.1 million in the same period of 2013. The decrease in total operating expenses was primarily due to decreases in research and development expenses, sales and marketing expenses, the amortization of intangible assets, restructuring charges, and the loss on the sale of assets due to the reasons discussed above.

As a percentage of sales, total operating expenses decreased to 23.7% in the second quarter of 2014 from 24.7% in the second quarter of 2013. The decrease in total operating expenses as a percentage of sales was primarily the result of the decrease in operating expenses and an increase in sales as compared to the same period of the prior year. As a percentage of sales, total operating expenses were 23.2% in the first six months of 2014 compared to 26.4% in the first six months of 2013. The decrease is primarily the result of operating expenses decreasing at a faster rate than sales in the period.

Non-operating Income and Expense

	Three months ended			Six months ended
	Mar. 28, 2014	Mar. 29, 2013	$ Change	Mar. 28, 2014	Mar. 29, 2013	$ Change
	(In millions)
Interest, net	$0.1	$—	0.1	$0.1	$—	$0.1
Foreign exchange, net	—	0.1	(0.1)	—	—	—
Other, net	0.2	0.2	—	0.4	0.3	0.1

Net non-operating income	$0.3	$0.3	$—	$0.5	$0.3	$0.2

Non-operating income and expense includes interest income, interest expense, net foreign exchange gain or loss and other income or expense. Net interest income in the second quarter of 2014 was $0.1 million as compared to $48 thousand in the second quarter of 2013. Net interest income was $0.1 million in the first six months of 2014 as compared to $65 thousand in the first six months of 2013.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign exchange gains and losses amounted to a net loss of $10 thousand in the second quarter of 2014 and a net gain of $0.1 million in the second quarter of 2013. For the first six months of 2014, foreign currency exchange gains and losses amounted to a net loss of $53 thousand as compared to a net loss of $13 thousand in the same period of the prior year.

Net other non-operating income was $0.2 million in both the second quarter of 2014 and the second quarter of 2013. Net other income was $0.4 million in the first six months of 2014 and $0.3 million in the same period of 2013.

Provision for Income Taxes

In the second quarter of 2014 the Company recorded an income tax expense of $0.1 million on pretax income of $0.3 million, resulting in an effective tax rate of 20.6%. Comparatively, the Company recorded an income tax benefit of $0.1 million on a pretax loss of $1.4 million in the second quarter of 2013, resulting in an effective tax rate of 9.9%. The tax expense recorded in the second quarter of 2014 was generated by tax expense in certain foreign jurisdictions and state taxes. Comparatively, the tax benefit of $0.1 million for the second quarter of 2013 was driven by tax benefits in certain foreign jurisdictions, partially offset by tax expense in certain foreign jurisdictions and state taxes.

As discussed in Note 7 – Income Taxes, the Company evaluates a number of factors in determining whether the weight of available evidence supports the recognition of some or all of the Company’s deferred tax assets, and the need for a valuation allowance. Factors considered when determining the likelihood of realization of the tax assets include, among others, future reversals of existing taxable temporary differences, future taxable income projections, taxable income in carryback years, and tax planning strategies.

The financial results in the United States during the first six months of 2014 were positive and available U.S. NOL’s permitted the Company not to record U.S. income tax expense against those earnings. Although the Company experienced positive U.S. income in the current quarter, the Company’s assessment of all the positive and negative evidence lead it to conclude that it is more likely than not that the U.S. deferred tax assets will not be realized, and the valuation allowance against those U.S. tax assets are still necessary. Accordingly, as of March 28, 2014, the Company continued to place a valuation allowance against its U.S. deferred tax assets. There were no material changes to the Company’s Finnish operations and the Company continues to maintain a full valuation allowance against the Finnish deferred tax assets.

Net Income (Loss)

	Three months ended				Six months ended
	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change	Mar. 28, 2014	Mar. 29, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Net income (loss)	$0.2	$(1.3)	$1.5	117.8%	$0.9	$(2.8)	$3.7	131.1%
% of sales	0.6%	-3.2%	—	380 bps	1.1%	-3.3%	—	440 bps
Net income (loss) per share—basic	$0.01	$(0.06)			$0.04	$(0.13)
Net income (loss) per share—diluted	$0.01	$(0.06)			$0.04	$(0.13)

In the second quarter of 2014 net income was $0.2 million or $0.01 per basic and diluted share, as compared to a net loss of $1.3 million or $0.06 per basic and diluted share in the second quarter of 2013. In the first six months of 2014, net income was $0.9 million or $0.04 per basic and diluted share, as compared to a net loss of $2.8 million or $0.13 per basic and diluted share in the first six months of 2013.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.7 million in the first six months of 2014 as compared to cash used in operating activities of $7.4 million in the first six months of 2013. Net cash provided by operating activities in the first six months of 2014 primarily relates to net income incurred in the period, a decrease in inventories, and non-cash charges including depreciation, amortization, and share-based compensation. These sources of cash were partially offset by decreases in accounts payable and other liabilities. Comparatively, net cash used in operating activities in the first six months of 2013 primarily related to the net loss incurred in that period and increases in inventories and accounts receivable, as well as a decrease in other liabilities. These uses of cash were partially offset by an increase in accounts payable and non-cash charges including depreciation and amortization, share-based compensation, restructuring charges, and the loss on the sale of assets and liabilities related to the Company’s EL product line, which do not result in a current cash outlay.

Working capital increased $3.1 million to $38.0 million at March 28, 2014 from $34.9 million at September 27, 2013. The increase in working capital was primarily due to increases in cash and other current assets, and decreases in accounts payable and other current liabilities, which were partially offset by decreases in inventories and accounts receivable. Current assets increased $0.9 million to $68.1 million at March 28, 2014 as compared to $67.2 million at September 27, 2013 primarily due to increases in cash, and other current assets which were partially offset by a decrease in inventories. Inventories decreased $1.6 million primarily due to a decrease in Matrix and touch monitor inventories, partially offset by an increase in desktop monitor inventories. Cash increased $1.0 million due to cash provided by operating activities, partially offset by cash used in financing and investing activities. Other current assets increased $1.7 million due primarily to the reclassification of certain French tax receivables and a portion of the note receivable from Beneq from long-term to current. Current liabilities decreased $2.2 million to $30.1 million at March 28, 2014 from $32.3 million at September 27, 2013 due primarily to decreases in accounts payable and other current liabilities. Accounts payable decreased $1.2 million due to lower inventory purchases in an effort to reduce inventory levels as well as the timing of payments to vendors. Other current liabilities decreased $1.1 million due to a decrease in accrued liabilities.

In the first quarter of 2014 the Company entered into a new credit agreement with Silicon Valley Bank, resulting in the termination of its prior credit agreement with Bank of America. The Company’s credit agreement with Silicon Valley Bank allows for borrowing up to 80% of its eligible accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement has interest rates ranging from LIBOR + 2.25% to Prime + 0.75%, expires on November 21, 2015, and is secured by substantially all of the assets of the Company. The borrowing capacity on the agreement is limited to $5.0 million until the Company’s bank accounts with Bank of America are closed, which the Company anticipates will occur in the third quarter of fiscal 2014. As of March 28, 2014 the Company’s borrowing capacity was $5.0 million, of which approximately $1.1 million was committed through standby letters of credit related to the Company’s capital lease obligations. There were no amounts outstanding under the Company’s credit agreement as of March 28, 2014 and September 27, 2013. The credit agreement contains certain financial covenants, with which the Company was in compliance as of March 28, 2014.

The Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations.

Recently Issued Accounting Pronouncements

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended March 28, 2014 that could significantly affect the Company’s internal controls over financial reporting.

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

The Company has taken a number of measures to reduce costs in response to the worldwide economic downturn over the past several years. However, in connection with the execution of the growth strategy adopted during fiscal 2011 the Company has refocused sales and marketing resources to better position it for sales growth. If the economic recovery were to slow or cease and dip back into recession, or if customer demand for the Company’s products were to otherwise not improve or slow down, the Company might be unable to adjust expense levels rapidly enough in response to falling demand or adequately reduce expenses without changing the way in which it operates in a manner that adversely affects its business, financial condition, or results of operations. If revenues were to decrease further and the Company was unable to adequately reduce expense levels, it might incur significant losses that could potentially adversely affect the Company’s overall financial performance and the market price of the Company’s common stock.

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

The Company’s manufacturing, sales and distribution operations in Europe and Asia create a number of logistical, systems and communications challenges. The Company’s international operations also expose the Company to various economic, political and other risks, including, but not limited to, the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	complexity of tax issues;

•	tariffs and duties;

•	employee turnover or labor unrest;

•	lack of developed infrastructure;

•	difficulties protecting intellectual property;

•	difficulties repatriating funds without adverse tax effects;

•	risks associated with outbreaks of infectious diseases;

•	burdens and costs of compliance with a variety of foreign laws;

•	political or economic instability throughout the world;

•	effects of doing business in currencies other than the Company’s functional currency;

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

During the third fiscal quarter of 2013, the Company began operating a new enterprise resource planning system (“ERP system”) that is integral to the Company’s ability to accurately and efficiently maintain its books and records, record its materials purchase transactions, manufacturing activities, account for and manage inventory and product sale transactions, provide critical business information to management, and prepare its financial statements. The development and implementation of the new ERP system has caused, and will continue to cause, the Company to incur costs, expend employee (including Company management) time and attention and otherwise burden the Company’s internal resources, and could detract from the Company’s various on-going business objectives. The implementation and early-stage operation of the new ERP system is a complex process that is subject to a variety of difficulties and uncertainties. In addition, in the first quarter of 2014 the Company transitioned processing of certain transactions from its Finnish office to other locations in the United States and Europe. This requires system modifications to accommodate the changes in the transaction workflow. Any difficulties the Company encounters with the successful operation of the new ERP system, or modification of the system to meet changing business needs, including the example of the Finnish transition could damage the effectiveness of the Company’s business processes and controls and could adversely impact the Company’s ability to accurately and effectively forecast and manage sales demand, manage the Company’s supply chain, identify and implement actions that improve the Company’s operational effectiveness, and report financial and management information on an accurate and timely basis, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Future financial results of the Company could be adversely affected by changes in currency exchange rates.

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

In November 2012, the Company completed a transaction in which Beneq Products Oy (“Beneq”) purchased from the Company substantially all of the assets, and assumed certain liabilities, used or necessary in the Company’s EL display business (the “EL Transaction”). The completion of the EL Transaction presents certain significant risks to the Company, including but not limited to:

•

As a result of the EL Transaction with Beneq, the Company may incur certain future liabilities, costs and expenses, including those relating to (i) claims by Beneq for losses incurred by Beneq as a result of breaches of representations and warranties given by the Company, (ii) claims against the Company by third parties associated with the EL display business (e.g. vendors, customers, etc.) based upon, or payments made or further credit granted by the Company in respect of, non-performance by Beneq of obligations assumed by Beneq in the EL transaction, or (iii) liabilities relating to the EL display business that the Company retained as part of the EL Transaction. Any material liabilities, costs or expenses incurred by the Company as a result of the foregoing or other matters arising in connection with the EL transaction could materially and adversely affect the Company’s business, financial condition and results of operations. For instance, in April 2014 the Company entered into an agreement with a vendor related to a purchase commitment that was transferred to Beneq under the sale of assets agreement entered into with Beneq in connection with the EL Transaction. As a part of the April 2014 agreement, the Company agreed to take delivery and ownership of €2.9 million of electronic components inventory for which the Company may not be able to receive full reimbursement from Beneq. As discussed in Note 9 to the Consolidated Financial Statements, if the Company is unable to recover the full value of this inventory, it may record a loss that materially adversely affects the Company’s financial condition and results of operations.

•

In the EL Transaction, Beneq paid a portion of the purchase price in interest bearing promissory notes payable over a term of five years. A default by Beneq on the payments due under the promissory notes could materially and adversely affect the assets and financial condition of the Company.

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

The Company may lose key licensors, sales representatives, foundries, licensees, vendors, other business partners and employees due to uncertainties regarding the future results of the Company or the worldwide economic condition, which could seriously harm the Company.

Sales representatives, vendors, resellers, distributors, and others doing business with the Company may experience uncertainty about their future role with the Company, may elect not to continue doing business with the Company, may seek to modify the terms under which they do business in ways that are less attractive, more costly, or otherwise damaging to the business of the Company, or may declare bankruptcy or otherwise cease operations. Loss of relationships with these business partners could adversely affect its business, financial condition, and results of operations. Similarly, the Company’s employees may experience uncertainty about their future role with the Company to the extent that its operations are unsuccessful or its strategies are changed significantly. This may adversely affect its ability to attract and retain key management, marketing and technical personnel. The loss of a significant group of key technical personnel would seriously harm the Company’s product development efforts. The loss of key sales personnel could cause the Company to lose relationships with existing customers, which could cause a decline in the sales of the Company’s products.

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

The Company believes that its business success depends, in part, on developing proprietary intellectual property and protecting its proprietary technology. The Company relies on a combination of patent, trade secret, and trademark laws, confidentiality procedures and contractual provisions to protect its intellectual property. The Company seeks to protect some of its technology under trade secret laws, which afford only limited protection. The Company faces risks associated with its intellectual property, including, but not limited to, the following:

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

In recent fiscal years, the Company has been made party to lawsuits (among many other defendants) alleging infringement of certain United States patents relating to certain products marketed and sold by the Company, including stands for multiple displays, the Company’s Indisys image processing products and certain projector products. While each of these matters has been resolved, the Company is currently a party to patent infringement litigation brought by the Trustees of Boston University related to LED technology. Intellectual property litigation can be very expensive and can divert management’s time and attention, which could adversely affect the Company’s business. In addition, the Company may not be able to obtain a favorable outcome in any intellectual property litigation.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $1.57 to $2.82. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

PLANAR SYSTEMS, INC. (Registrant)

DATE: May 8, 2014	/S/ RYAN GRAY
Ryan Gray
Vice President and Chief Financial Officer