Form 10-Q
period 2014-06-27
PLANAR SYSTEMS INC
filed 2014-08-07
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the Quarter Ended June 27, 2014

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

Number of common stock outstanding as of July 30, 2014

21,928,279 shares, no par value per share

PLANAR SYSTEMS, INC.

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Jun. 27, 2014	Sept. 27, 2013
	(unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$11,517	$11,971
Accounts receivable, net of allowance for doubtful accounts of $359 at June 27, 2014 and $498 at September 27, 2013	25,175	22,821
Inventories (Note 2)	26,247	30,003
Other current assets (Note 9)	4,602	2,426

Total current assets	67,541	67,221
Property, plant and equipment, net	5,313	6,434
Other assets (Note 9)	7,582	6,230

	$80,436	$79,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,156	$17,042
Current portion of capital leases	443	759
Deferred revenue	1,638	1,685
Other current liabilities (Notes 5 and 6)	13,455	12,848

Total current liabilities	31,692	32,334
Capital leases, less current portion	—	394
Other long-term liabilities (Note 5)	4,396	5,390

Total liabilities	36,088	38,118
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 21,541,779 and 21,036,278 issued shares at June 27, 2014 and September 27, 2013, respectively	187,517	186,202
Retained deficit	(140,612)	(141,735)
Accumulated other comprehensive loss	(2,557)	(2,700)

Total shareholders’ equity	44,348	41,767

	$80,436	$79,885

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	Jun. 27, 2014	Jun. 28, 2013	Jun. 27, 2014	Jun. 28, 2013
Sales	$43,853	$37,485	$125,385	$121,101
Cost of sales	33,188	29,359	95,325	93,954

Gross profit	10,665	8,126	30,060	27,147
Operating expenses:
Research and development, net	1,560	1,620	4,273	5,475
Sales and marketing	5,187	4,819	14,914	14,923
General and administrative	3,158	2,833	9,614	9,159
Amortization of intangible assets	—	147	—	442
Restructuring (Note 5)	10	2,407	31	2,601
Loss on sale of assets (Note 9)	—	—	—	1,314

Total operating expenses	9,915	11,826	28,832	33,914

Income (loss) from operations	750	(3,700)	1,228	(6,767)
Non-operating income (expense):
Interest, net	99	39	234	104
Foreign exchange, net	(1)	(1)	(54)	(14)
Other, net	(27)	166	422	462

Net non-operating income	71	204	602	552

Income (loss) before income taxes	821	(3,496)	1,830	(6,215)
Provision for income taxes (Note 7)	115	71	266	114

Net income (loss)	706	(3,567)	1,564	(6,329)

Net income (loss) per share
Basic (Note 3)	$0.03	$(0.17)	$0.07	$(0.31)

Diluted (Note 3)	$0.03	$(0.17)	$0.07	$(0.31)

Average shares outstanding—basic (Note 3)	21,491	20,899	21,302	20,672
Average shares outstanding—diluted (Note 3)	21,623	20,899	21,506	20,672

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended
	Jun. 27, 2014	Jun. 28, 2013	Jun. 27, 2014	Jun. 28, 2013
	(In thousands)		(In thousands)
Net income (loss)	$706	$(3,567)	$1,564	$(6,329)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(121)	190	143	119
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—

Comprehensive income (loss)	$585	$(3,377)	$1,707	$(6,210)

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	Jun. 27, 2014	Jun. 28, 2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,564	$(6,329)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,331	1,457
Restructuring charges	31	2,601
Loss on sale of assets	—	1,314
Share based compensation	1,144	1,160
Net reduction in carrying amounts of certain assets and liabilities	—	(491)
(Increase) decrease in accounts receivable, net	(2,310)	168
(Increase) decrease in inventories	3,795	(6,081)
Increase in other assets	(91)	(449)
Increase (decrease) in accounts payable	(896)	3,771
Increase (decrease) in deferred revenue	(53)	126
Decrease in other liabilities	(520)	(3,001)

Net cash provided by (used in) operating activities	3,995	(5,754)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(247)	(2,819)
Acquisition of Beneq component device receivable (Note 9)	(3,981)	—
Proceeds from Beneq receivables (Note 9)	612	—
Proceeds from sale of assets (Note 9)	—	4,145

Net cash provided by (used in) investing activities	(3,616)	1,326
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease	—	1,017
Payments of capital lease obligations	(710)	(771)
Value of shares withheld for tax liability	(441)	(392)
Net proceeds from issuance of capital stock	171	184

Net cash provided by (used in) financing activities	(980)	38
Effect of exchange rate changes on cash	147	34

Net decrease in cash	(454)	(4,356)
Cash at beginning of period	11,971	17,768

Cash at end of period	$11,517	$13,412

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

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”) which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 effectively replaces the requirements previously included in ASU 2011-05 and 2011-12. ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. Accordingly, the Company adopted this standard on September 28, 2013. The Company did not have any reclassifications during the first nine months of 2014 that would require additional disclosure under this ASU, and as such the adoption of this ASU did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Jun. 27, 2014	Sept. 27, 2013
Raw materials	$15,390	$15,911
Work in process	178	59
Finished goods	10,679	14,033

	$26,247	$30,003

NOTE 3 – EARNINGS PER SHARE

Weighted average basic shares outstanding for the three and nine months ended June 27, 2014 were 21,491,000 and 21,302,000, respectively. Diluted shares outstanding for the three and nine months ended June 27, 2014 were 21,623,000 and 21,506,000, respectively. Weighted average basic and diluted shares outstanding for the three and nine months ended June 28, 2013 were 20,899,000 and 20,672,000, respectively. The FASB Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding includes the dilutive effect of in-the-money options and nonvested shares, which is calculated based on the average closing share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and nine months ended June 27, 2014 the dilutive effect of nonvested stock awards was approximately 132,000 and 204,000, respectively. There was no dilutive effect of in-the-money employee stock options for the three or nine months ended June 27, 2014. For the three and nine months ended June 27, 2014 options and nonvested stock awards amounting to approximately 605,000 shares and 682,000 shares, respectively, were excluded from the calculation as their effect would have been anti-dilutive. There was no dilutive effect of in-the-money employee stock options or nonvested shares as of June 28, 2013 due to the Company incurring a net loss for each of the three and nine months then ended.

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

Stock Options

The 2009 Plan provides for the granting of stock options, which generally vest and become exercisable over a three-year period and expire seven to ten years after the date of grant. Options were last granted in the third quarter of fiscal 2008.

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at September 27, 2013	787,674	$9.35
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(212,908)	11.45

Options outstanding at June 27, 2014	574,766	$8.57

All options outstanding at June 27, 2014 were exercisable. As of June 27, 2014, the total pretax intrinsic value of options outstanding and options exercisable was $0 and the options had a weighted average remaining contractual term of 1.2 years.

Restricted Stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718, “Compensation – Stock Compensation”). Shares issued generally vest over a one to three year period upon the passage of time, or upon meeting objective performance conditions.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 27, 2013	1,417,509	$1.86
Granted	943,000	2.17
Vested	(589,135)	1.78
Forfeited	(38,533)	1.87

Restricted stock outstanding at June 27, 2014	1,732,841	$2.05

Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (“the Plan”) provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. As of June 27, 2014, approximately 500,000 shares remained available for purchase under the Plan.

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payment awards and employee stock purchases for the three and nine months ended June 27, 2014 and June 28, 2013. The expense was allocated as follows:

	Three months ended		Nine months ended
	Jun. 27, 2014	Jun. 28, 2013	Jun. 27, 2014	Jun. 28, 2013
Cost of sales	$27	$22	$73	$75

Research and development, net	$15	$—	$34	$82
Sales and marketing	55	61	141	212
General and administrative	259	208	896	791

Share based compensation expense included in operating expenses	$329	$269	$1,071	$1,085

Share based compensation expense related to employee stock options, restricted stock awards and employee stock purchase plan	$356	$291	$1,144	$1,160

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

NOTE 5 – RESTRUCTURING CHARGES

In the third quarter of 2013, the Company consolidated its two assembly and integration facilities in the United States into a single facility. This action resulted in a net restructuring charge of $2,407 and a liability of $2,649 related to the estimated present value of the remaining lease payments on the vacated facility less an assumption for sublease income. The $2,649 liability was comprised of $546 of existing lease related liabilities and restructuring charges of $2,103. The remaining $304 of net restructuring charges related to reductions in the carrying amounts of leasehold improvements and other property, plant, and equipment disposed of as part of the consolidation. For the three and nine months ended June 27, 2014, the Company recorded $10 and $31, respectively, in accretion of interest expense related to the liability recorded in the third quarter of 2013 for this action. In the first quarter of 2013, the Company recorded $194 in charges related to severance benefits estimated for the termination of certain employees who performed manufacturing and general and administrative functions at the Company’s facility in Finland.

Restructuring charges related to previously recorded charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities	Other Long-term Liabilities
Balance as of September 27, 2013	$483	$823	$1,651
Accretion of interest expense	—	31	—
Cash paid	(456)	(594)	—
Reclassifications from other long-term liabilities to other current liabilities	—	347	(347)

Balance as of June 27, 2014	$27	$607	$1,304

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Jun. 27, 2014	Sept. 27, 2013
Warranty reserve	$3,203	$3,611
Accrued compensation	3,493	3,193
Other	6,759	6,044

Total	$13,455	$12,848

The Company provides a warranty for its products and establishes an allowance at the time of sale which the Company believes, based on its best estimates, is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

A reconciliation of the changes in the warranty reserve is as follows:

	Jun. 27, 2014
	Three months ended	Nine months ended
Balance at beginning of period	$3,180	$3,611
Cash paid for warranty repairs	(676)	(2,275)
Provision for current period sales	699	1,867

Balance at end of period	$3,203	$3,203

NOTE 7 – INCOME TAXES

The provision for income taxes for the third quarter of 2014 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision for income taxes is the result of a mix of profits and losses the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax provisions of $115 and $266 for the three and nine months ended June 27, 2014, respectively, were generated by a mix of tax expense in foreign jurisdictions and state taxes. The tax provision of $71 for the three months ended June 28, 2013 was driven by expense in certain foreign jurisdictions and state taxes. The tax provision of $114 for the nine months ended June 28, 2013 was generated by a mix of tax expense in foreign jurisdictions and state taxes, partially offset by a benefit in certain foreign jurisdictions.

For the three months ended June 27, 2014 the effective tax rate of 14.0% differs from the federal statutory rate due to the valuation allowance on Finnish losses, and by generating U.S. income that can make use of NOL’s which previously had valuation allowances recorded against them. The effective tax rate of negative 2.0% for the three months ended June 28, 2013 differed from the federal statutory rate due to the effects of the Company’s operations in foreign jurisdictions and to the valuation allowance on U.S. and Finnish losses.

Each quarter the Company assesses and evaluates a number of factors in determining whether the weight of available evidence supports the recognition of some or all of the deferred tax assets. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its U.S. deferred tax assets, and in the third quarter of fiscal 2012 the Company recorded a valuation allowance against its Finnish deferred tax assets due to its cumulative three year operating loss in Finland.

As of June 27, 2014 the Company continued to place a valuation allowance against its U.S. and Finnish deferred tax assets. While a valuation allowance was still in place for financial statement purposes as of June 27, 2014, the valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

During the three and nine months ended June 27, 2014 there were no material changes to the amount of unrecognized tax benefits under ASC Topic 740, “Income Taxes.” The Company is subject to taxation primarily in the United States, Finland, and France, as well as in certain states (including Oregon and California) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has settled with the Internal Revenue Service on their examination of all United States federal income tax matters through fiscal year 2008. The Company has also settled examinations of both its Finnish tax returns for all tax years through 2007, as well as its French tax returns through fiscal year 2010. It is reasonably possible that the Company’s uncertain tax positions could decrease by approximately $386 in the next twelve months due to settlement of foreign items and state taxes.

The Company has not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. As of June 27, 2014 the undistributed earnings of these foreign operations were approximately $1,600 and the unrecognized deferred tax liability related to these undistributed earnings was $100.

NOTE 8 – BORROWINGS

The Company entered into a new credit agreement with Silicon Valley Bank on November 21, 2013, resulting in the termination of its prior credit agreement with Bank of America. The Company’s credit agreement with Silicon Valley Bank allows for borrowing up to 80% of its eligible accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement has interest rates ranging from LIBOR + 2.25% to Prime + 0.75%, expires on November 21, 2015, and is secured by substantially all of the assets of the Company. The Company’s current borrowing capacity is $12.0 million, of which approximately $0.8 million is committed through standby letters of credit related to the Company’s capital lease obligations. There were no amounts outstanding under the Company’s credit agreement as of June 27, 2014 and September 27, 2013. The credit agreement contains certain financial covenants, with which the Company was in compliance as of June 27, 2014.

NOTE 9 – LOSS ON SALE OF ASSETS

In the first quarter of 2013 the Company sold the assets and liabilities associated with its electroluminescent (“EL”) product line to Beneq Products Oy (“Beneq”) for a base sale price of $6.5 million, of which $3.9 million was paid in cash at closing, with the remaining $2.6 million held as two promissory notes (collectively, “Purchase Price Note”) and included in other current assets and other assets as of June 27, 2014. The term of the Purchase Price Note is five years with principal payments due annually beginning on November 30, 2014. The Purchase Price Note accrued interest at 8% annually in the first year, after which the interest rate increased to 15% annually. In the third quarter of 2014, in connection with the Settlement Agreement described below, the interest rate applicable to the Purchase Price Note was reduced to 10% annually, with interest payments now due in advance on the first day of each month. The transaction terms also provide for up to $3.5 million in additional cash consideration, which may be earned based upon the EL business achieving certain financial results in calendar years 2013 through 2015. As a result of this transaction the Company recorded a loss on sale of $1.3 million in the first nine months of fiscal 2013. The loss recognized included transaction costs that were comprised primarily of legal and other professional services fees. The sale of these assets and liabilities did not constitute a disposal of a component of the Company as defined by ASC Topic 205, “Presentation of Financial Statements.”

Under the terms of the sale of assets agreement entered into by the Company in conjunction with the sale of the assets and liabilities associated with the EL product line, the Company transferred to Beneq certain non-cancelable component purchase commitments with third party vendors. Subsequent to the closing of the transaction, the Company learned that a vendor would not cooperate in the transfer to Beneq of such purchase commitments and demanded performance by Planar. In the third quarter of 2014, the Company entered into an agreement with this vendor (“Vendor Agreement”) related to such purchase commitments. As a part of the Vendor Agreement, the Company agreed to take delivery and ownership of €2.9 million ($3.9 million based on the EUR to USD exchange rate as of the agreement date) of electronic component devices. Delivery of these components and payment to the vendor were both completed in the third quarter of 2014. In the third quarter of 2014, the Company also entered into a settlement agreement with Beneq (“Settlement Agreement”) establishing the terms under which the components will be transferred to and paid for by Beneq (“Component Device Receivable”).

As a result of the Vendor and Settlement Agreements, the Company’s financial position was impacted by a reduction in cash, an increase in other current assets, and an increase in other assets.

Other current assets consist of:

	Jun. 27, 2014	Sept. 27, 2013
Purchase Price Note Receivable from Beneq, current portion	$650	$—
Component Device Receivable from Beneq, current portion	409	—
Other	3,543	2,426

Total	$4,602	$2,426

Other assets consist of:

	Jun. 27, 2014	Sept. 27, 2013
Purchase Price Note Receivable from Beneq, non-current portion	$1,950	$2,600
Component Device Receivable from Beneq, non-current portion	2,932	—
Other	2,700	3,630

Total	$7,582	$6,230

Management has reviewed the total $5.9 million due from Beneq and determined that as of June 27, 2014 the total receivables due from Beneq were collectible and appropriately valued on the Company’s balance sheet as of that date. Accordingly, no allowance has been recorded against these receivables.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. Forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal”, “possible” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. Forward looking statements include, among others: expectations about the growth of the digital signage display market; beliefs about and continued focus on digital signage products and efforts to transition the Company’s focus, strategic direction and resources; work to diversify the Company’s supplier base; expectations regarding the future impact of accounting measures; the possibility (and timing) of decreases in the Company’s uncertain tax positions; and the collectability of the promissory notes and component device receivable due from Beneq. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the risk factors included in Part II, Item 1A of this Report and the following, could cause actual results to differ materially from the forward-looking statements: poor or further weakened domestic and international business and economic conditions; changes or continued reductions in the demand or order rates for products in the various display markets served by the Company; any delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; the extent and timing of any additional expenditures by the Company to address business growth opportunities; any inability to reduce costs or to do so quickly enough, in either case, in response to reductions in revenue; the ability of the Company to successfully implement any cost reduction initiatives or generally cause ongoing operating expenses to be maintained at levels permitting Company profitability; adverse impacts on the Company or its operations relating to or arising from any inability to fund desired expenditures, including due to difficulties in obtaining necessary financing; changes in the flat-panel monitor industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or the ability to keep pace with technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods including as a result of natural disasters and future production variables resulting in excess inventory. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company reaffirms the critical accounting policies and use of estimates reported in its Form 10-K for the year ended September 27, 2013.

INTRODUCTION

Planar Systems, Inc. is a global leader in display and digital signage technology, providing premier solutions for the world’s most demanding environments. Retailers, educational institutions, government agencies, businesses, utilities and energy firms, and home theater enthusiasts all depend on Planar to provide superior performance when image experience is of the highest importance. Planar tiled liquid crystal display (“LCD”) systems, signage monitors, interactive touch screen monitors and many other solutions are used by the world’s leading organizations in applications ranging from digital signage to simulation and from interactive kiosks to large-scale data visualization. The Company has a global reach with sales offices in North America, Europe, and Asia and manufacturing facilities in the United States and France.

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

The Company’s Markets and Products

Planar delivers display products and related solutions for a wide variety of applications and vertical markets. It categorizes its products into two areas, “Digital Signage” and “Commercial and Industrial.”

Digital Signage

The Digital Signage display market has experienced growth in recent years and the Company expects that the Digital Signage display market will continue to grow in the future. Digital Signage solutions are being installed in many environments including retail locations, airports, and sports arenas, as well as emerging applications and in applications historically served by Commercial and Industrial products, including rear-projection cubes. Planar provides solutions for a number of display applications for the digital signage market utilizing a variety of technologies and products.

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

• Touch Monitor Displays: Planar markets a wide variety of desktop touch LCD products for use in kiosks, point of sale applications, and other applications.

• Desktop Monitor Displays: Planar capitalizes on its strong supply chain, logistics and distribution partnerships to sell a variety of primarily LCD based displays principally to the United States marketplace.

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

Overview of Results

In the three and nine months ended June 27, 2014, the Company continued to experience strong demand for its digital signage products as the Company achieved significant growth in its digital signage product offerings, including UltraRes, and a portfolio of LCD commercial flat panel displays. The Company believes the overall market for digital signage products is currently growing and will continue to grow in the future.

The Company recorded sales of $43.9 million in the three months ended June 27, 2014 (the “third quarter of 2014”), which was an increase of $6.4 million or 17.0% as compared to sales of $37.5 million in the three months ended June 28, 2013 (the “third quarter of 2013”). The increase in sales in the third quarter of 2014 as compared to the third quarter of 2013 was primarily the result of a $7.3 million or 52.6% increase in sales of digital signage products to $21.4 million in the third quarter of 2014 from $14.1 million in the third quarter of 2013. This increase was partially offset by a $0.9 million or 4.3% decrease in sales of commercial and industrial products to $22.5 million in the third quarter of 2014 from $23.4 million in the third quarter of 2013. In the nine months ended June 27, 2014 (the “first nine months of 2014”), sales were $125.4 million, which was an increase of $4.3 million or 3.5% as compared to sales of $121.1 million in the nine months ended June 28, 2013 (the “first nine months of 2013”). The increase in sales in the first nine months of 2014 as compared to the first nine months of 2013 was primarily due to a $14.9 million or 33.7% increase in sales of digital signage products to $59.3 million from $44.4 million. This increase was partially offset by a $10.6 million or 13.9% decrease in sales of commercial and industrial products to $66.1 million in the first nine months of 2014 from $76.7 million in the first nine months of 2013.

Income from operations was $0.8 million in the third quarter of 2014 as compared to a $3.7 million loss from operations in the third quarter of 2013. For the first nine months of 2014 income from operations was $1.2 million as compared to a loss from operations of $6.8 million in the first nine months of 2013. The improvement in income from operations in the three months ended June 27, 2014 was primarily due to an increase in gross profit of $2.6 million or 31.2% and a decrease in operating expenses of $1.9 million or 16.2%. The increase in gross profit was primarily the result of a change in the mix of products sold towards higher margin digital signage products, as the Company continued to execute its strategy to focus on the market for digital signage products. Additionally, higher sales of digital signage products and higher gross profit rates on these sales contributed to the gross profit improvement. The decrease in operating expenses was primarily driven by a decrease in restructuring charges as a result of charges that were recorded in the third quarter of 2013 that were not repeated in the third quarter of 2014. The improvement in income from operations in the nine months ended June 27, 2014 was primarily due to a decrease in operating expenses of $5.1 million or 15.0% and an increase in gross profit of $3.0 million or 10.7%. The decrease in operating expenses was primarily due to a $2.6 million decrease in restructuring charges, a $1.2 million decrease in research and development expenses as well as a $1.3 million decrease in the loss on sale of assets. The loss on sale of assets in the first nine months of 2013 resulted from the sale of the assets and liabilities related to the Company’s EL product line. The increase in gross profit in the first nine months of 2014 was due to the same reasons discussed above for the gross profit improvement in the third quarter of 2014 as compared to the third quarter of 2013.

Net income was $0.7 million or $0.03 per basic and diluted share in the third quarter of 2014 as compared to a net loss of $3.6 million or $0.17 per basic and diluted share in the third quarter of 2013. For the first nine months of 2014 net income was $1.6 million or $0.07 per basic and diluted share as compared to a net loss of $6.3 million or $0.31 per basic and diluted share in the first nine months of 2013. The improvement in net income for the three and nine months ended June 27, 2014 was due primarily to the improvement in income (loss) from operations in both periods.

Sales

Sales for the Three Months Ended June 27, 2014

For the three months ended June 27, 2014, the Company’s sales increased $6.4 million or 17.0% to $43.9 million from $37.5 million for the three months ended June 28, 2013. The increase was due to an increase in sales of digital signage products, which was partially offset by a decrease in sales of commercial and industrial products. The increase in sales of digital signage products of $7.3 million or 52.6% was due primarily to an increase in the sales volume of tiled LCD video wall systems and an increase in the average selling prices (“ASPs”) of signage monitors, which was driven by a shift in the mix of products sold towards new higher priced large format displays. The decrease in sales of commercial and industrial products of $0.9 million or 4.3% was due primarily to a decrease in sales of touch monitors and high-end home products, which were partially offset by an increase in sales of rear-projection cubes and custom displays. A summary of the major components of sales for the third quarter of 2014, including changes in sales from the third quarter of 2013 due to changes in volumes and ASPs is as follows:

Sales for the Three Months Ended June 27, 2014

	Three months ended			%	% Change in	% Change in
	Jun. 27, 2014	Jun. 28, 2013	$ Change	Change	Volumes(1)	ASPs(1)
	(In millions, except percentages)
Digital Signage Product Sales
Tiled LCD systems	$15.7	$9.5	$6.2	65.0%	64.0%	0.6%
Signage monitors	5.7	4.6	1.1	26.8%	-25.4%	68.7%

Total Digital Signage Product Sales	21.4	14.1	7.3	52.6%	—	—
Commercial & Industrial Sales
High-end home	1.2	2.2	(1.0)	-44.3%	-46.8%	3.0%
Custom commercial & industrial	4.2	3.3	0.9	26.5%	-19.7%	64.1%
Desktop monitors	9.3	9.2	0.1	0.7%	2.4%	-4.1%
Rear-projection cubes	4.6	3.5	1.1	29.2%	18.5%	26.1%
Touch monitors	3.2	5.0	(1.8)	-36.9%	-30.2%	-7.7%
Other	—	0.2	(0.2)	-100.0%	—	—

Total Commercial & Industrial Sales	22.5	23.4	(0.9)	-4.3%	—	—

Total Sales	$43.9	$37.5	$6.4	17.0%	—	—

(1)	Due to the significant differences in volumes and ASPs for each product category, changes in volumes and ASPs have not been included for the “Other” categories or subtotals.

For the three months ended June 27, 2014 the increase in sales of tiled LCD video wall systems, including Matrix and Mosaic, was due primarily to increased demand for indoor video wall systems as customers continue to transition toward digital signage products. The increase in ASPs of signage monitors was due primarily to changes in the mix of products sold towards higher priced large format UltraRes products. The increase in ASPs of rear-projection cubes was due primarily to a shift in the mix of products sold towards higher priced product offerings. The increase in volumes sold of rear-projection cubes in the third quarter of 2014 as compared to the same period of 2013 was primarily due to a lower volume of rear-projection cubes sold in the third quarter of 2013 which was the result of lower sales order volume and the timing of customer demand for received orders in that period. The volume of rear-projection cubes sold in the third quarter of 2014 remained at a consistent level with the volumes of rear-projection cubes sold in the first and second quarter of 2014. The increase in ASPs of custom commercial and industrial products was due to changes in product mix primarily in certain custom products with higher ASPs during the third quarter of 2014 as compared to the same period of 2013. The decrease in volumes of custom commercial and industrial products sold was due to lower customer demand for certain custom products in the third quarter of 2014 as compared to the third quarter of 2013. The decrease in sales of touch monitors was primarily due to a decrease in the sales volume of these products during the third quarter of 2014 which was primarily the result of lower overall customer demand. The decrease in high-end home product volumes sold was the result of ongoing declines in demand for high-end home theater systems.

Sales for the Nine Months Ended June 27, 2014

For the nine months ended June 27, 2014, the Company’s sales increased $4.3 million or 3.5% to $125.4 million from sales of $121.1 million for the nine months ended June 28, 2013. The increase was due to an increase in sales of digital signage products, which was partially offset by a decrease in sales of commercial and industrial products. The increase in sales of digital signage products of $14.9 million or 33.7% was primarily due to an increase in sales of tiled LCD video wall systems and signage monitors. The decrease in sales of commercial and industrial products of $10.6 million or 13.9% was primarily due to a decrease in sales of touch monitors, high-end home products, rear-projection cubes, desktop monitors and also due to the Company no longer selling EL displays. These decreases were partially offset by an increase in sales of custom displays. A summary of the major components of sales for the first nine months of 2014, including changes in sales from the first nine months of 2013 due to changes in volumes and ASPs is as follows:

Sales for the Nine Months Ended June 27, 2014

	Nine months ended			%	% Change in	% Change in
	Jun. 27, 2014	Jun. 28, 2013	$ Change	Change	Volumes(1)	ASPs(1)
	(In millions, except percentages)
Digital Signage Product Sales
Tiled LCD systems	$42.1	$32.7	$9.4	28.7%	21.4%	6.0%
Signage monitors	17.2	11.7	5.5	47.6%	7.3%	37.4%

Total Digital Signage Product Sales	59.3	44.4	14.9	33.7%	—	—
Commercial & Industrial Sales
High-end home	4.6	7.7	(3.1)	-40.5%	-45.3%	7.3%
Custom commercial & industrial	12.2	7.9	4.3	54.3%	9.4%	46.8%
Desktop monitors	25.1	26.9	(1.8)	-6.7%	-3.0%	-4.0%
Rear-projection cubes	13.7	15.9	(2.2)	-13.9%	-22.5%	21.7%
Touch monitors	10.1	15.2	(5.1)	-33.9%	-27.8%	-9.7%
Electroluminescent(2)	—	2.3	(2.3)	-100.0%	—	—
Other	0.4	0.8	(0.4)	-45.2%	—	—

Total Commercial & Industrial Sales	66.1	76.7	(10.6)	-13.9%	—	—

Total Sales	$125.4	$121.1	$4.3	3.5%	—	—

(1)	Due to the significant differences in volumes and ASPs for each product category, changes in volumes and ASPs have not been included for the “Other” categories or subtotals.
(2)	In the first quarter of 2013, the Company sold the assets and liabilities related to its EL product line. See Note 9-Loss on Sale of Assets.

For the nine months ended June 27, 2014, the increase in volumes sold of tiled LCD video wall systems, including Matrix and Mosaic, was due primarily to increased demand for indoor video wall systems as customers continue to transition toward digital signage products, while the increase in ASPs of tiled LCD video wall systems was primarily due to a change in the mix of products sold towards higher priced larger format Matrix products. The increase in ASPs of signage monitors was due to changes in product mix towards higher priced large format UltraRes products partially offset by a large order for certain touch signage products with lower ASPs in the second quarter of 2014. The increase in volumes sold and ASPs of custom commercial and industrial products were primarily due to higher custom orders and changes in product mix as certain custom products with higher ASPs had larger shipments in the first nine months of 2014 as compared to the first nine months of 2013. The decrease in volumes sold of touch monitors was primarily due to lower overall customer demand, while the decrease in touch monitor ASPs was primarily due to increased competition and industry wide decreases in pricing. The decrease in high-end home product volumes sold was due to continued declines in demand for high-end projection home theater systems. The increase in high-end home ASPs was due primarily to a change in product mix toward higher priced product offerings. The decrease in volumes of rear-projection cubes sold was the result of continued customer transition from rear-projection cube formats to tiled LCD systems. The increase in ASPs of rear-projection cubes was due primarily to a shift in the mix of products sold toward higher priced product offerings. The decrease in volumes sold and ASPs of desktop monitors was due to lower customer demand and changes in product mix. The decrease in volumes of EL displays sold was due to the sale of the Company’s EL related assets and liabilities during the first quarter of 2013, resulting in no sales of these products after the first quarter of 2013.

Sales by Geographic Region

					% of Total Sales
	Three months ended				Three months ended
	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change	Jun. 27, 2014	Jun. 28, 2013
	(In millions, except percentages)
Domestic sales (United States)	$35.0	$30.3	$4.7	16.1%	79.7%	80.8%
International sales	8.9	7.2	1.7	20.6%	20.3%	19.2%

Total sales	$43.9	$37.5	$6.4	17.0%

International sales increased $1.7 million or 20.6% to $8.9 million in the third quarter of 2014 from $7.2 million in the third quarter of 2013. The increase in international sales for the three months ended June 27, 2014 was primarily due to an increase in sales of digital signage products, rear-projection cubes, and custom commercial and industrial products sold outside of the United States, which were partially offset by a decrease in sales of high-end home theater products. As a percentage of sales, international sales increased to 20.3% in the third quarter of 2014 from 19.2% in the third quarter of 2013. Domestic (United States) sales increased $4.7 million or 16.1% to $35.0 million in the third quarter of 2014 from $30.3 million in the third quarter of 2013. The increase in domestic sales for the three months ended June 27, 2014 was due primarily to an increase in sales of digital signage products, which was partially offset by a decrease in sales of commercial and industrial products. The increase in domestic digital signage product sales and the decrease in domestic commercial and industrial product sales were primarily due to the reasons as discussed above in Sales for the Three Months Ended June 27, 2014. As a percentage of sales, domestic sales decreased to 79.7% in the third quarter of 2014 from 80.8% in the third quarter of 2013. The Company does not have material sales to any particular country outside the United States.

					% of Total Sales
	Nine months ended				Nine months ended
	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change	Jun. 27, 2014	Jun. 28, 2013
	(In millions, except percentages)
Domestic sales (United States)	$96.8	$92.7	$4.1	4.5%	77.2%	76.6%
International sales	28.6	28.4	0.2	0.4%	22.8%	23.4%

Total sales	$125.4	$121.1	$4.3	3.5%

International sales increased $0.2 million or 0.4% to $28.6 million in the first nine months of 2014 from $28.4 million in the first nine months of 2013. The increase in international sales for the nine months ended June 27, 2014 was primarily due to an increase in sales of digital signage products and custom commercial and industrial products. These increases were partially offset by a decrease in international sales of rear-projection cubes, a decrease in sales of high-end home theater products, and a the decrease in sales of EL products as the result of the sale of the EL assets and liabilities in the first quarter of 2013. As a percentage of sales, international sales decreased to 22.8% in the first nine months of 2014 from 23.4% in the first nine months of 2013. Domestic (United States) sales increased $4.1 million or 4.5% to $96.8 million in the first nine months of 2014 from $92.7 million in the first nine months of 2013. The increase in domestic sales for the nine months ended June 27, 2014 was due primarily to an increase in domestic sales of digital signage products, custom commercial and industrial products, and rear-projection cubes. These increases were partially offset by a decrease in domestic sales of touch monitors, desktop monitors, high-end projection home theater systems, and EL products due to the sale of the EL assets and liabilities in the first quarter of 2013.

Gross Profit

	Three months ended				Nine months ended
	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Gross profit	$10.7	$8.1	$2.6	31.2%	$30.1	$27.1	$3.0	10.7%
Gross profit margin	24.3%	21.7%	—	260 bps	24.0%	22.4%	—	160 bps

Gross profit as a percentage of sales increased to 24.3% in the third quarter of 2014 from 21.7% in the third quarter of 2013. Total gross profit increased $2.6 million or 31.2% to $10.7 million in the third quarter of 2014 as compared to $8.1 million in the third quarter of 2013. In the first nine months of 2014 gross profit as a percentage of sales increased to 24.0% from 22.4% in the first nine months of 2013. Total gross profit increased $3.0 million or 10.7% to $30.1 million in the first nine months of 2014 as compared to $27.1 million in the first nine months of 2013. The increase for both the three month and nine month periods was due primarily to a change in the mix of products sold towards higher margin digital signage products, as the Company continued to execute its strategy to focus on the market for digital signage products. The improvement in gross profit was also due to higher sales of digital signage products and higher gross profit rates on these sales as compared to the same periods of the prior year. These higher gross profit rates were primarily the result of lower material costs, increases in ASPs, and changes in the mix of digital signage product sold towards products with higher margins.

Research and Development, Net

	Three months ended				Nine months ended
	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Research and development, net	$1.6	$1.6	$—	-3.7%	$4.3	$5.5	$(1.2)	-22.0%
% of sales	3.6%	4.3%	—	(70) bps	3.4%	4.5%	—	(110) bps

Net research and development expenses in the third quarter of 2014 remained at a consistent level as compared to net research and development expenses in the third quarter of 2013. For the first nine months of 2014 net research and development expenses decreased $1.2 million or 22.0% to $4.3 million from $5.5 million in the first nine months of 2013. The decrease for the nine months ended June 27, 2014 was primarily due to lower headcount as well as efforts to reduce expenditures for project related expenses.

As a percentage of sales, net research and development expenses decreased to 3.6% in the third quarter of 2014 as compared to 4.3% in the third quarter of 2013. The decrease in net research and development expenses as a percentage of sales for the third quarter of 2014 was due to increased sales in the quarter. As a percentage of sales, net research and development expenses decreased to 3.4% in the first nine months of 2014 as compared to 4.5% in the first nine months of 2013. The decrease in net research and development expenses as a percentage of sales for the first nine months of 2014 was due to both lower expenses and increased sales in that period.

Sales and Marketing

	Three months ended				Nine months ended
	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Sales and marketing	$5.2	$4.8	$0.4	7.6%	$14.9	$14.9	$—	-0.1%
% of sales	11.8%	12.9%	—	(110) bps	11.9%	12.3%	—	(40) bps

Sales and marketing expenses increased $0.4 million or 7.6% to $5.2 million in the third quarter of 2014 as compared to $4.8 million in the third quarter of 2013. The increase for the three months ended June 27, 2014 was primarily due to increased program spending and increased headcount as compared to the three months ended June 28, 2013. Sales and marketing expenses remained at a consistent level in the first nine months of 2014 as compared to the first nine months of 2013.

As a percentage of sales, sales and marketing expenses decreased to 11.8% in the third quarter of 2014 as compared to 12.9% in the same period of the prior year. The decrease in sales and marketing expenses, as a percentage of sales, was primarily the result of sales and marketing expenses increasing at a slower rate than sales. In the first nine months of 2014, sales and marketing expenses decreased to 11.9% as a percentage of sales from 12.3% in the first nine months of 2013. The decrease in sales and marketing expenses as a percentage of sales in the first nine months of 2014 was the result of increased sales in that period.

General and Administrative

	Three months ended				Nine months ended
	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
General and administrative	$3.2	$2.8	$0.4	11.5%	9.6	$9.2	$0.4	5.0%
% of sales	7.2%	7.6%	—	(40) bps	7.7%	7.6%	—	10 bps

General and administrative expenses increased $0.4 million or 11.5% to $3.2 million in the third quarter of 2014 from $2.8 million in the third quarter of 2013. General and administrative expenses increased $0.4 million or 5.0% to $9.6 million in the first nine months of 2014 as compared to $9.2 million in the first nine months of 2013. The increase in general and administrative expenses in the third quarter of 2014 was due primarily to increased compensation related expenses, expenditures for professional services, and operating expenses related to the new enterprise resource planning system (“ERP”) that was implemented in the third quarter of 2013. In the first nine months of 2014 the increase in general and administrative expenses was due primarily to an increase in expenditures for professional services and increased depreciation and operating expenses related to the new ERP system. These increases were partially offset by lower compensation related expenses due to an effort to control costs.

As a percentage of sales, general and administrative expenses decreased to 7.2% in the third quarter of 2014 as compared to 7.6% in the third quarter of 2013. The decrease in general and administrative expenses as a percentage of sales in the third quarter of 2014 was primarily the result of general and administrative expenses increasing at a slower rate than sales. For the first nine months of 2014, general and administrative expenses increased to 7.7% as a percentage of sales from 7.6% in the first nine months of 2013. The increases in general and administrative expenses as a percentage of sales in the nine months ended June 27, 2014 were the result of general and administrative expenses increasing at a faster rate than sales.

Amortization of Intangible Assets

	Three months ended				Nine months ended
	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Amortization	$—	$0.1	$(0.1)	-100.0%	$—	$0.4	$(0.4)	-100.0%
% of sales	—	0.4%	—	(40) bps	—	0.4%	—	(40) bps

All intangible assets were fully amortized as of September 27, 2013 and as such there were no expenses for the amortization of intangible assets for the three and nine month periods ended June 27, 2014.

Restructuring Charges

	Three months ended				Nine months ended
	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Restructuring charges	$—	$2.4	$(2.4)	-99.6%	$—	$2.6	$(2.6)	-98.8%
% of sales	—	6.4%	—	(640) bps	—	2.1%	—	(210) bps

During the three and nine months ended June 27, 2014, the Company recorded $10 thousand and $31 thousand, respectively, in restructuring charges. As discussed in Note 5 – Restructuring Charges, the charges were the result of accretion of interest expense related to the liability recorded in the third quarter of 2013 associated with the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility. In the third quarter of 2013 the Company recorded $2.4 million in restructuring charges as a result of this action. In the first quarter of 2013, the Company recorded $0.2 million in net restructuring charges consisting primarily of severance benefits estimated for the termination of certain employees who performed manufacturing and general and administrative functions for the Company in Finland.

Loss on Sale of Assets

	Three months ended				Nine months ended
	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Loss on sale of assets	$—	$—	$—	—	$—	$1.3	$(1.3)	-100.0%
% of sales	—	—	—	—	—	1.1%	—	(110) bps

During the first quarter of 2013, the Company sold the assets and liabilities associated with the EL product line. As discussed in Note 9—Loss on Sale of Assets, the Company recorded a $1.3 million loss on the sale during the first nine months of 2013.

Total Operating Expenses

	Three months ended				Nine months ended
	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Total operating expenses	$9.9	$11.8	$(1.9)	-16.2%	$28.8	$33.9	$(5.1)	-15.0%
% of sales	22.6%	31.5%	—	(890) bps	23.0%	28.0%	—	(500) bps

Total operating expenses decreased $1.9 million or 16.2% to $9.9 million in the third quarter of 2014 from $11.8 million in the same period of the prior year. In the first nine months of 2014, total operating expenses decreased $5.1 million or 15.0% to $28.8 million as compared to $33.9 million in the same period of 2013. The decrease in total operating expenses in the third quarter of 2014 was primarily due to decreases in restructuring charges and amortization of intangible assets, partially offset by increases in sales and marketing and general administrative expenses due to the reasons discussed above. For the first nine months of 2014 the decrease in total operating expenses was primarily due to decreases in research and development expenses, the amortization of intangible assets, restructuring charges, and the loss on sale of assets due to the reasons discussed above.

As a percentage of sales, total operating expenses decreased to 22.6% in the third quarter of 2014 from 31.5% in the third quarter of 2013. As a percentage of sales, total operating expenses were 23.0% in the first nine months of 2014 compared to 28.0% in the first nine months of 2013. The decrease in total operating expenses as a percentage of sales for both the third quarter and first nine months of 2014 was primarily the result of the decrease in operating expenses and an increase in sales as compared to the same periods of the prior year.

Non-operating Income and Expense

	Three months ended			Nine months ended
	Jun. 27, 2014	Jun. 28, 2013	$ Change	Jun. 27, 2014	Jun. 28, 2013	$ Change
	(In millions)
Interest, net	$0.1	$—	$0.1	$0.2	$0.1	$0.1
Foreign exchange, net	—	—	—	—	—	—
Other, net	—	0.2	(0.2)	0.4	0.5	(0.1)

Net non-operating income	$0.1	$0.2	$(0.1)	$0.6	$0.6	$—

Non-operating income and expense includes interest income, interest expense, net foreign exchange gain or loss and other income or expense. Net interest income in the third quarter of 2014 was $0.1 million as compared to $39 thousand in the third quarter of 2013. Net interest income was $0.2 million in the first nine months of 2014 as compared to $0.1 million in the first nine months of 2013.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. Foreign exchange gains and losses amounted to a net loss of $1 thousand in both the third quarter of 2014 and the third quarter of 2013. For the first nine months of 2014, foreign currency exchange gains and losses amounted to a net loss of $54 thousand as compared to a net loss of $14 thousand in the same period of the prior year.

Net other non-operating expense was $27 thousand in the third quarter of 2014 as compared to net other income of $0.2 million in the third quarter of 2013. Net other income was $0.4 million in the first nine months of 2014 and $0.5 million in the same period of 2013.

Provision for Income Taxes

In the third quarter of 2014 the Company recorded an income tax expense of $0.1 million on pretax income of $0.8 million, resulting in an effective tax rate of 14.0%. Comparatively, the Company recorded an income tax expense of $0.1 million on a pretax loss of $3.5 million in the third quarter of 2013, resulting in an effective tax rate of negative 2.0%. The tax expense recorded in both the third quarter of 2014 and the third quarter of 2013 was generated by tax expense in certain foreign jurisdictions and state taxes.

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

The financial results in the United States during the first nine months of 2014 were positive and available U.S. NOL’s permitted the Company not to record U.S. income tax expense against those earnings. Although the Company experienced positive U.S. income in the current quarter, the Company’s assessment of all the positive and negative evidence lead it to conclude that it is more likely than not that the U.S. deferred tax assets will not be realized, and the valuation allowance against those U.S. tax assets are still necessary. Accordingly, as of June 27, 2014, the Company continued to place a valuation allowance against its U.S. deferred tax assets. There were no material changes to the Company’s Finnish operations and the Company continued to maintain a full valuation allowance against the Finnish deferred tax assets.

Net Income (Loss)

	Three months ended				Nine months ended
	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change	Jun. 27, 2014	Jun. 28, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Net income (loss)	$0.7	$(3.6)	$4.3	119.8%	$1.6	$(6.3)	$7.9	124.7%
% of sales	1.6%	-9.5%	—	1,110 bps	1.2%	-5.2%	—	640 bps
Net income (loss) per share—basic	$0.03	$(0.17)			$0.07	$(0.31)
Net income (loss) per share—diluted	$0.03	$(0.17)			$0.07	$(0.31)

In the third quarter of 2014 net income was $0.7 million or $0.03 per basic and diluted share, as compared to a net loss of $3.6 million or $0.17 per basic and diluted share in the third quarter of 2013. In the first nine months of 2014, net income was $1.6 million or $0.07 per basic and diluted share, as compared to a net loss of $6.3 million or $0.31 per basic and diluted share in the first nine months of 2013.

Liquidity and Capital Resources

Net cash provided by operating activities was $4.0 million in the first nine months of 2014 as compared to cash used in operating activities of $5.8 million in the first nine months of 2013. Net cash provided by operating activities in the first nine months of 2014 primarily relates to net income incurred in the period, a decrease in inventories, and non-cash charges including depreciation, and share-based compensation. These sources of cash were partially offset by an increase in accounts receivable and decreases in accounts payable and other liabilities. Comparatively, net cash used in operating activities in the first nine months of 2013 primarily related to the net loss incurred in that period, increases in inventories and other assets, as well as a decrease in other liabilities. These uses of cash were partially offset by an increase in accounts payable and non-cash charges including restructuring charges, depreciation and amortization, share-based compensation, and the loss on the sale of the assets and liabilities associated with the Company’s EL product line, which did not result in a current cash outlay.

Working capital increased $0.9 million to $35.8 million at June 27, 2014 from $34.9 million at September 27, 2013. The increase in working capital was primarily due to increases in accounts receivable and other current assets, and decreases in accounts payable, which were partially offset by decreases in inventories and cash as well as an increase in other current liabilities. Current assets increased $0.3 million to $67.5 million at June 27, 2014 as compared to $67.2 million at September 27, 2013 primarily due to increases in accounts receivable and other current assets which were partially offset by decreases in inventories and cash. The increase in accounts receivable was due primarily to the timing of sales in the third quarter of 2014 as compared to the fourth quarter of 2013, as well as the timing of collections from customers. Other current assets increased $2.2 million due primarily to the component device receivable from Beneq that was entered into during the third quarter of 2014 as discussed in Note 9 – Loss on Sale of Assets. The increase in other current assets was also due to the reclassification of a portion of the Purchase Price Note receivable from Beneq and the reclassification of certain French tax receivables from long-term to current. Inventories decreased $3.8 million primarily due to a decrease in touch monitor, Matrix, and desktop monitor inventories as a result of the Company’s efforts to reduce inventory levels. Cash decreased $0.5 million due to cash used in investing activities of $3.6 million and cash used in financing activities of $1.0 million. These decreases were partially offset by cash provided by operating activities of $4.0 million due to the factors discussed above. The $3.6 million cash used in investing activities was due primarily to a $4.0 million payment made in the third quarter of 2014 to a third party vendor for component devices related to the sale of the EL assets and liabilities for which the buyer of the EL assets and liabilities, Beneq, will repay the Company over time as discussed in Note 9 – Loss on Sale of Assets. Current liabilities decreased $0.6 million to $31.7 million at June 27, 2014 from $32.3 million at September 27, 2013 due primarily to a decrease in accounts payable, partially offset by an increase in other current liabilities. Accounts payable decreased $0.9 million due to lower inventory purchases as a result of the Company’s efforts to reduce inventory levels and also due to the timing of payments to vendors. Other current liabilities increased $0.6 million due to an increase in accrued liabilities.

In the first quarter of 2014 the Company entered into a new credit agreement with Silicon Valley Bank, resulting in the termination of its prior credit agreement with Bank of America. The Company’s credit agreement with Silicon Valley Bank allows for borrowing up to 80% of its eligible accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement has interest rates ranging from LIBOR + 2.25% to Prime + 0.75%, expires on November 21, 2015, and is secured by substantially all of the assets of the Company. The Company’s current borrowing capacity is $12.0 million, of which approximately $0.8 million is committed through standby letters of credit related to the Company’s capital lease obligations. There were no amounts outstanding under the Company’s credit agreement as of June 27, 2014 and September 27, 2013. The credit agreement contains certain financial covenants, with which the Company was in compliance as of June 27, 2014.

The Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”) which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. As this ASU relates only to disclosure requirements, the Company does not expect the adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”), which provides guidance on when an entity should recognize revenue in connection with the transfer of goods or services to customers and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” ASU 2014-09 will be effective for public entities for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption of the provisions of this ASU. The Company is currently evaluating which transition method it expects to use and the impacts that adoption of this standard will have on our financial position, results of operations, and cash flows.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended June 27, 2014 that could significantly affect the Company’s internal controls over financial reporting.

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

Future results of operations will partly depend on the Company’s ability to improve and successfully market its existing products, while also successfully developing and marketing new value-added products and developing new markets for existing products and technologies. If the Company fails to do this, its products or technologies could become obsolete or noncompetitive. Additionally, if the Company is unable to successfully execute its transition from existing products to new offerings or technologies, it could result in the Company holding excess or obsolete inventory, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. In the past, the Company has reduced its spending on research and development projects as a part of overall cost reductions. The Company may be required to further reduce research and development expenditures in future periods as a part of cost reduction programs. These reductions could impact the Company’s ability to improve its existing products and to successfully develop new products.

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

•

in fiscal 2010, in connection with an intellectual property dispute among two LCD panel manufacturers, the U.S. International Trade Commission issued an exclusion order banning the import of certain LCD panels incorporated by the Company into certain of its specialty display products (this matter was resolved); and

•

certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring reports on “conflict minerals,” possibly resulting in increased costs or constrained supply as contract manufacturers attempt to assess and possibly avoid the purchase of conflict minerals from the Democratic Republic of the Congo and adjoining countries.

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

The sale, disposal or elimination of one or more business or product lines could result in unabsorbed overhead costs that must be absorbed by the Company’s remaining product lines.

From time to time the Company disposes of product lines. For instance, in the first fiscal quarter of 2013 the Company sold the assets and liabilities related to the EL product line. The Company may consider selling, disposing or discontinuing business or product lines or reducing its staffing and efforts to sell particular product lines. If the Company were to sell, dispose or discontinue one or more business or product lines or substantially reduce its efforts to sell products to any of its targeted end-markets, for the purpose of reducing costs or losses or changing strategic direction or otherwise, the Company might not be able to eliminate all, or even a substantial portion of, fixed overhead costs, including those associated with those products. Not reducing or eliminating overhead costs in these circumstances could cause a decrease in the Company’s gross profit margins for its remaining products or result in losses.

The sale of the Company’s EL display assets and liabilities involves significant risks.

        In November 2012, the Company completed a transaction in which Beneq Products Oy (“Beneq”) purchased from the Company substantially all of the assets, and assumed certain liabilities, used or necessary in the Company’s EL display business (the “EL Transaction”). As a result of the EL Transaction with Beneq, the Company may incur future liabilities, costs, expenses, and losses, including those relating to (i) claims by Beneq for losses incurred by Beneq as a result of breaches of representations and warranties given by the Company, (ii) claims against the Company by third parties associated with the EL display business (e.g. vendors, customers, etc.) based upon, or payments made or further credit granted by the Company in respect of, non-performance by Beneq of obligations assumed by Beneq in the EL transaction, (iii) liabilities relating to the EL display business that the Company retained as part of the EL Transaction, or (iv) default by Beneq on promissory notes made to the Company by Beneq in connection with the EL Transaction and related transactions, or the agreement made by Beneq in the third quarter of 2014 to repay the Company funds advanced for certain electronic component devices as discussed below. Any material liabilities, costs or expenses incurred by the Company as a result of the foregoing or other matters arising in connection with the EL Transaction could materially and adversely affect the Company’s business, financial condition and results of operations. As discussed in Note 9 – Loss on Sale of Assets to the Consolidated Financial Statements, in April 2014 the Company entered into an agreement with a vendor related to a purchase commitment that was transferred to Beneq under the sale of assets agreement entered into with Beneq in connection with the EL Transaction. As a part of the April 2014 agreement, the Company agreed to take delivery and ownership of €2.9 million of electronic component devices. The Company also entered into a Settlement Agreement with Beneq establishing the terms under which the component devices will be transferred to and paid for by Beneq. A default by Beneq on the payments due under the promissory notes and signed settlement agreement to repay funds advanced for certain component devices could materially and adversely affect the Company’s assets, financial condition, and results of operations.

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

In recent fiscal years, the Company has been made party to lawsuits (among many other defendants) alleging infringement of certain U.S. patents relating to certain products marketed and sold by the Company, including stands for multiple displays, the

Company’s Indisys image processing products and certain projector products. While each of these matters has been resolved, the Company is currently a party to patent infringement litigation brought by the Trustees of Boston University related to LED Technology and a separate infringement suit relating to the Company’s sale of multi-monitor stands. Intellectual property litigation can be very expensive and can divert management’s time and attention, which could adversely affect the Company’s business. In addition, the Company may not be able to obtain a favorable outcome in any intellectual property litigation.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the closing price of the Company’s stock ranged from $1.66 to $2.82. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

The Company’s internal controls over financial reporting are not currently required to be audited by its independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). If, in future periods, the Company’s internal controls over financial reporting are required to be audited by its independent registered public accounting firm significant additional expenditures could be incurred which could adversely impact the Company’s results of operations. Additionally, an audit by the independent public accounting firm could identify a material weakness which would result in the Company receiving an adverse opinion on its internal controls over financial reporting from its independent registered public accounting firm. This could result in additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect on the price of the Company’s stock.

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

PLANAR SYSTEMS, INC. (Registrant)

DATE: August 7, 2014	/S/ RYAN GRAY
Ryan Gray
Vice President and Chief Financial Officer