Form 10-K
period 2014-09-26
PLANAR SYSTEMS INC
filed 2014-11-26
CIK 722392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2014.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock of the registrant at March 28, 2014, the last day of the registrant’s most recently completed second fiscal quarter, excluding shares held by affiliates, was approximately $39,415,253 computed by reference to the last sales price on that date of $2.03 as reported by the NASDAQ Global Market Exchange.

Number of shares of common stock outstanding at November 21, 2014: 22,192,225

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set for this in this Report, is incorporated by reference from the registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Part I

BUSINESS

Item 1.	General

Planar Systems, Inc. is a global leader in display and digital signage technology, providing premier solutions for the world’s most demanding environments. Retailers, educational institutions, government agencies, businesses, utilities and energy firms, and home theater enthusiasts all depend on Planar to provide superior performance when image experience is of the highest importance. Planar video walls, large format liquid crystal displays (“LCD”), interactive touch screen monitors, and many other solutions are used by the world’s leading organizations in applications ranging from digital signage to simulation and from interactive kiosks to large-scale data visualization. The Company has a global reach with sales offices in North America, Europe, and Asia and manufacturing facilities in the United States and France.

The electronic specialty display industry is driven by the proliferation of display products, from both the increase in functionality in “smart” devices and the availability and versatility of LCD flat panel displays at increasingly lower costs; the ongoing need for system providers and integrators to rely on display experts to provide customized solutions; and the growth in the market for targeted marketing and messaging to consumers using digital signage in a variety of form factors in both indoor and outdoor applications.

Planar Systems, Inc. was originally incorporated in Delaware in 1983 and re-incorporated in Oregon in 1988. In September 2006 the Company completed the acquisition of Clarity Visual Systems, Inc. In May 2007 the Company acquired substantially all of the assets and certain liabilities of Runco International, Inc. Unless the context otherwise requires, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Planar,” refer to Planar Systems, Inc. and, unless the context requires otherwise, includes all of the Company’s consolidated subsidiaries.

The Company’s Strategy

For over 30 years, Planar has been designing and bringing to market innovative display solutions. The Company has historically focused on customized or specialty display products and systems, generally in niche display markets where requirements are more stringent, innovation is valued, and the customer is not served or is underserved by the mass-market, commodity display providers. In recent years, the Company has been transitioning its focus, strategic direction, and resources to target the larger and faster-growing market for digital signage displays, where a variety of its customers and end users use the Company’s tiled LCD systems and large format stand-alone signage monitors for digital signage applications in retail, airport, sports arena and stadium, hospitality, corporate and higher-education venues, as well as in applications that have traditionally used customized or specialty display products and systems, including control rooms.

The Company’s Markets and Products

Planar delivers display products and related solutions for a wide variety of applications and vertical markets. It categorizes the products into two areas, “Digital Signage” and “Commercial and Industrial,” and markets and sells its products under the Planar, Clarity, and Runco brands.

Digital Signage

The digital signage display market has experienced growth in recent years and the Company expects that the digital signage display market will continue to grow in the future. Digital signage solutions are being installed in many environments including retail locations, airports, and sports arenas, as well as emerging applications and in applications historically served by Commercial and Industrial products, including rear-projection cubes. Planar provides solutions for a number of display applications in the digital signage display market utilizing a variety of technologies and products.

•	Tiled LCD Systems (Matrix and Mosaic): Planar’s ultra-narrow bezel LCD display systems allow customers to create flat, large video walls for a number of applications including ambience,

advertising, architectural and brand promotion. These systems are being deployed in a wide range of markets including retail, hospitality, commercial, sports venues and airports, as well as in markets traditionally served by rear-projection cubes, such as control rooms. Planar’s solutions utilize specialized LCD panels and “tile” them together using video processing to create large video wall displays. Products offered are well suited to these applications as they are designed for simple installation, easy and cost effective maintenance and off-boarding of power and video processing. The Company offers and supports a growing number of sizes and resolutions of ultra-narrow bezel displays, including touch panels, which can be utilized in creating a wide variety of video wall solutions.

•

Signage Monitors: Planar provides a line-up of commercial-grade LCD displays, including the zero bezel “UltraLux” and Ultra HD “UltraRes” product offerings, which are suitable for a wide range of digital signage uses. This category also includes other stand-alone signage monitors, outdoor signage displays, transparent displays, and customized LCD signage solutions for customers with requirements that go beyond those available from off-the-shelf products.

Commercial and Industrial

The Commercial and Industrial display markets that the Company addresses are varied and numerous and some of these markets are relatively mature. The Company serves these markets with a wide range of solutions including standard as well as highly differentiated custom display products and systems.

•	Desktop Monitor Displays: Planar capitalizes on its strong supply chain, logistics and distribution partnerships to sell a variety of LCD based displays principally to the United States marketplace.

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

•

Electroluminescent (“EL”) Displays: Planar previously leveraged its proprietary intellectual property and historical core competency in EL technologies to focus on providing customized, embedded and ruggedized displays to Original Equipment Manufacturers (“OEMs”) and other system suppliers for use in instrumentation, medical equipment, vehicle dashboards and military applications. In the first fiscal quarter of 2013, the Company sold the assets and liabilities associated with the EL product line and no sales of EL displays are expected in future periods. See further discussion in Note 12—Loss on Sale of Assets.

Research and Product Development

The Company engages in research and product development activities on an on-going basis. Research expenses are primarily related to the commercialization of display technologies, new system architectures, and fundamental process improvements. Product development expenses are directly related to the design, prototyping, and development of new products and technologies. Expenses consist primarily of salaries, project materials, outside services, allocation of facility expenses, and other costs associated with the Company’s ongoing efforts to develop new products and processes and enhancements to existing products. The Company spent $6.5 million, $7.9 million, and $11.4 million on research, development and product engineering in fiscal years 2014, 2013 and 2012, respectively. These expenses were partially offset by research and development tax credits from government agencies and contract funding from private sector companies totaling $0.6 million, $0.9 million, and $0.8 million in fiscal years 2014, 2013, and 2012, respectively.

Intellectual Property

The Company holds a number of patents, trade secrets, trademarks, and other elements of intellectual property, and uses nondisclosure agreements and other measures to protect its proprietary rights. A primary success factor in the Company’s markets is developing in-depth familiarity with the needs of the end users of its products. The continual product development, unique product features and technical expertise that result from this knowledge drive the results of the Company’s products in the marketplace.

Branding, Marketing and Sales

Planar continuously expends efforts to raise market awareness and create a competitive advantage from the Planar, Clarity, and Runco brands. Marketing efforts focus on identifying prospects and communicating the attributes foremost in the minds of purchasing decision-makers. This approach is intended to ensure the highest possible return on investment for the Company’s marketing expense.

The Company employs sales professionals in many countries around the world and sells directly to end users, OEMs, and through reseller channels. The Company’s primary focus is creating revenue through these reseller channels. At the end of fiscal 2014, the Company employed or contracted with sales resources in the United States, China, Finland, France, India, Italy, Kuwait, Philippines, Turkey, and the United Kingdom.

No single customer represented over 10% of the Company’s sales in fiscal years 2014, 2013, or 2012.

Backlog

The Company believes the backlog metric is of limited utility in predicting future sales because a significant majority of the Company’s sales are made on a ship-to-order basis.

At September 26, 2014 and September 27, 2013 the Company’s backlog, which includes all binding purchase contracts and accepted purchase orders, was approximately $29.4 million and $16.6 million, respectively. Variations in the magnitude and duration of contracts and customer delivery requirements may result in substantial fluctuations in backlog from period to period. The increase in backlog at September 26, 2014 as compared to September 27, 2013 was largely due to increased demand for digital signage products, desktop monitors and certain custom commercial and industrial products.

Manufacturing and Raw Materials

The Company partners with offshore suppliers for some of its raw materials and finished goods. The Company has assembly and integration operations in the United States and France. The Company believes that its effective management of these partners and its global supply chain is an important competency and competitive advantage.

Planar emphasizes quality and reliability in the design, manufacture and assembly of each of the Company’s products. All of Planar’s facilities have active operator training/certification programs in place. The Company’s products undergo thorough quality inspection and testing throughout the manufacturing process. The Company’s production processes and facilities related to its commercial and industrial and video wall products have received and maintain their ISO9001 registrations. This registration requires that a company meet a set of criteria established by an independent, international quality organization that measures the quality of systems, procedures and implementation in manufacturing, marketing, and development of products and services.

The Company currently procures from outside suppliers all of its raw materials, including raw glass, driver integrated circuits, electronic circuit assemblies, power supplies, high-density interconnects, light engines, rear-projection screens, and projectors. Significant raw material supply risks to the Company’s operations involve the procurement of LCD panels and subsystems, and rear-projection screens. Where possible, the Company strives to buy these materials from multiple partners and forecast demand as accurately as possible to effectively manage this risk and ensure supply of these components. The Company continues to work at diversifying its supplier base for high resolution glass and rear-projection screens. The Company procures most of its Runco branded products from a small number of suppliers who are the sole source of certain products. As such, a significant portion of the high-end home product sales are substantially dependent on the continuation of Planar’s relationships with these suppliers.

Competition

Holding a strong competitive position in the market for specialty displays requires maintaining a diverse product portfolio which addresses a wide variety of customer needs. In addition to the diversity of the product portfolio, the Company competes with other display manufacturers based upon commercial availability, price, visual performance (e.g. brightness, color capabilities, contrast and viewing angle), brand reputation, firmware, size, design flexibility, power usage, durability, ruggedness, and customer service. The Company believes its wide range of product offerings, flexibility, responsiveness, technical support, and customer satisfaction programs are important to its competitive position.

The Company’s direct competitors are numerous and diverse. In display systems including AMLCD components sourced from manufacturers, Planar’s value-added specialty display products compete against those of NEC, Acer, Viewsonic, Dell and others in the information technology market. In the custom commercial and industrial market, the Company sometimes competes against the internal engineering functions of some of its OEM customers. In addition, other industrial display systems specialists include Global Display Solutions, NEC, and a variety of small, highly specialized producers. The Company’s principal competitors for the tiled LCD systems market include NEC and Samsung, and for rear-projection cubes include Barco, Mitsubishi Electric, Eyevis, and Christie Digital Systems, Inc. The Company’s high-end home products primarily compete against those of SIM2, Dreamvision, and Digital Projection International.

Employees

Employing talented people is considered to be a key element for success by the Company. Planar’s future success will depend largely on its ability to continue to attract, retain, and motivate highly skilled and qualified personnel.

The Company’s U.S. employees are not represented by any collective bargaining units and the Company has never experienced a work stoppage in the United States. The Company’s French and Italian employees are, for the most part, covered by national union contracts. These contracts are negotiated annually between the various employee unions and the employer’s union and stipulate benefits, wage rates, wage increases, grievance and termination procedures, and working conditions.

As of September 26, 2014, the Company had 308 employees, including 78 engaged in sales and marketing, 34 in research and product development, 47 in general and administrative roles, and 149 in manufacturing and manufacturing support. Of these, 250 were based in the United States and 58 were based in Europe, Asia and the rest of the world.

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

In addition to the variability resulting from the short-term nature of commitments from the Company’s customers, other factors can contribute to significant periodic fluctuations in its results of operations. These factors include, but are not limited to, the following:

•	the receipt and timing of orders from customers;

•	the timing of receipt of components and products from vendors and the timing of delivery of orders, which may be effected by labor unrest at import facilities among other factors;

•	the inability to adjust expense levels or delays in adjusting expense levels, in either case in response to lower than expected revenues or gross margins;

•	the volume of orders relative to the Company’s capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the lifecycles of customers’ products;

•	changes in cost and availability of labor and components;

•	variations in revenue and gross margins relating to the mix of products available for sale and the mix of products sold from period to period;

•	availability of sufficient quantities of the components of the Company’s products on a timely basis or at all;

•	variation in operating expenses;

•	expenses arising from the vesting of restricted stock based upon achievement of certain performance measures;

•	pricing and availability of competitive products and services;

•	general economic conditions and changes—whether or not anticipated—in economic conditions; and

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

Future results of operations will partly depend on the Company’s ability to improve and successfully market its existing products, while also successfully developing and marketing new value-added products and developing new markets for existing products and technologies. If the Company fails to do this, its products or technologies could become obsolete or noncompetitive. Additionally, if the Company is unable to successfully execute its transition from existing products to new offerings or technologies, it could result in declining sales and the Company holding excess or obsolete inventory, either of which could have a material adverse effect on the Company’s business, financial condition, and results of operations. In the past, the Company has reduced its spending on research and development projects as a part of overall cost reductions. The Company may be required to further reduce research and development expenditures in future periods as a part of cost reduction programs. These reductions could impact the Company’s ability to improve its existing products and to successfully develop new products.

The Company may have challenges with new technologies, products, markets, and customers.

New technologies, products, and markets, by their nature, present significant risks and even if the Company is successful in developing new products, they typically result in pressure on gross margins during the initial phases as start-up activities are spread over lower initial sales volumes. The Company has experienced lower margins from new products and processes in the past, which have negatively impacted overall gross margins. In addition, customer relationships can be negatively impacted due to production and product performance problems and late delivery of shipments. Future operating results will depend on the Company’s ability to continue to provide new product solutions that compare favorably on the basis of cost and performance with competitors. The Company’s success in attracting new customers and developing new business depends on various factors, including, but not limited to, the following:

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

Traditional display components are produced in such large quantities and by many varied suppliers at a high quality such that traditional display components are subject to increasing competition to the point of commoditization. In addition, advances in LCD technology make standard displays effective in an increasing breadth of applications. An increasing proportion of the Company’s business is based on commercially available components rather than proprietary technology. The Company must add additional value to its products and services for which customers are willing to pay. The Company may not be successful at developing products that add sufficient value beyond commodity products and failure to do so could adversely affect the Company’s revenue levels, margins, and its results of operations and financial condition.

The Company’s reliance on third party suppliers for its products creates risks over control of timing, quality and delivery of products.

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

In recent years, disruptions in global credit and financial markets and the general decline in worldwide economic conditions have resulted in diminished liquidity and credit availability, a decline in consumer confidence, increased unemployment, a decline in economic growth and uncertainty about economic stability. These types of conditions make it extremely difficult for the Company and its customers and vendors to accurately forecast and plan future business activities. In times of economic uncertainties, the Company’s financial performance and prospects for growth are subject to heightened risks including, but not limited to, the risk that the poor economic conditions and uncertainties in the credit and financial markets could adversely affect the amount, timing and stability of the demand for the Company’s products, the financial strength of the Company’s customers and vendors and their ability or willingness to do business with the Company, the ability of the Company’s customers and/or vendors to fulfill their obligations to the Company, and the ability of the Company’s customers and/or vendors to obtain credit in amounts and on terms acceptable to them. Each of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company took a number of measures to reduce costs in response to the worldwide economic downturn over the past several years. However, in connection with the execution of the growth strategy adopted during fiscal 2011 the Company has refocused sales and marketing resources to better position it for sales growth. If the economic recovery were to slow or cease and dip back into recession, or if customer demand for the Company’s products were to otherwise not improve or slow down, the Company might be unable to adjust expense levels rapidly enough in response to falling demand or adequately reduce expenses without changing the way in which it operates in a manner that adversely affects its business, financial condition, or results of operations. If revenues were to decrease and the Company was unable to adequately reduce expense levels, it might incur significant losses that could potentially adversely affect the Company’s overall financial performance and the market price of the Company’s common stock.

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

The Company’s manufacturing, sales and distribution operations in Europe and Asia create a number of logistical, systems and communications challenges. The Company’s international operations also expose the Company to various economic, political and other risks, including, but not limited to, the following:

•	complexities involved in the management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	complexity of tax issues;

•	tariffs and duties;

•	employee turnover or labor unrest;

•	lack of developed infrastructure;

•	difficulties protecting intellectual property;

•	difficulties repatriating funds without adverse tax effects;

•	risks associated with outbreaks of infectious diseases;

•	burdens and costs of compliance with a variety of foreign laws;

•	political or economic instability throughout the world;

•	effects of doing business in currencies other than the Company’s functional currency;

•

effects of doing business in countries where the local currency is pegged to the currency of another country (For instance the exchange rate of the Chinese RMB to the U.S. Dollar is closely monitored by the Chinese government and may be subject to significant changes in future periods. The Company purchases a significant amount of goods from Chinese suppliers and, while those purchases are typically denominated in U.S. Dollars, changes in the RMB relative to the U.S. Dollar would tend to cause the cost of such goods to fluctuate); and

•

effects of foreign currency fluctuations on overall financial results. (For instance, while the Company is for the most part naturally hedged due to approximately equal foreign denominated sales and expenses, the Company is exposed to certain risks relating to Euro denominated assets held in the United States as well as U.S. Dollar denominated assets primarily held in Europe. The Company does not hedge foreign currency risk through forward exchange contracts. As a result the Company may experience non-cash GAAP income statement losses due to changes in the U.S. Dollar versus the Euro exchange rate.)

Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, limitations on imports or exports, changes in environmental standards or regulations, or the expropriation of private enterprises also could have a materially adverse effect on the Company’s business, financial condition, and results of operations. Any actions by the Company’s host countries to curtail or reverse policies that encourage foreign investment or foreign trade also could adversely affect its operating results. In addition, U.S. trade policies, such as “most favored nation” status and trade preferences for certain Asian nations, could affect the attractiveness of the Company’s services to its U.S. customers.

The sale of the Company’s EL display assets and liabilities involves significant risks.

In November 2012, the Company completed a transaction in which Beneq Products Oy (“Beneq Products”) purchased from the Company substantially all of the assets, and assumed certain liabilities, used in or necessary in connection with the Company’s EL display business (the “EL Transaction”). As a result of or in connection with the EL Transaction, the Company may incur future liabilities, costs, expenses, claims, and losses, including those relating to (i) claims by Beneq Products for losses incurred by Beneq Products as a result of breaches of representations and warranties given by the Company in the sale agreement, (ii) claims against the Company by third parties associated with the EL display business (e.g. vendors, customers, etc.) based upon, or payments made or further credit granted by the Company in respect of, non-performance by Beneq Products of obligations it assumed in the EL transaction, (iii) liabilities relating to the EL display business that the Company retained as part of the EL Transaction, and (iv) a default by Beneq Products on the promissory notes issued to the Company by Beneq Products in connection with the EL Transaction and related transactions (collectively, the “Promissory Notes”) or the agreement among the Company, Beneq Products and Beneq Oy, the parent company of Beneq Products (“Beneq Oy” and collectively with Beneq Products, “Beneq”), entered into in June 2014 to repay to the Company funds advanced for certain electronic component devices as discussed below (the “Settlement Agreement”). Any liabilities, costs or expenses incurred by the Company as a result of the foregoing or other matters arising out of or in connection with the EL Transaction could materially and adversely affect the Company’s business, financial condition and results of operations.

As discussed in Note 12—Loss on Sale of Assets to the Consolidated Financial Statements, in April 2014 the Company entered into an agreement with a vendor related to a purchase commitment that was transferred by the Company to Beneq Products in connection with the EL Transaction. As a part of the April 2014 agreement, the Company agreed to take delivery and ownership of €2.9 million of electronic component devices. The Company subsequently entered into the Settlement Agreement with Beneq to establish the terms under which the component devices will be transferred to and paid for by Beneq.

As discussed in Note 12—Loss on Sale of Assets to the Consolidated Financial Statements, on October 23, 2014, Beneq Products informed the Company that it would not pay, when due on November 30, 2014, the first principal payment of $650,000 under the Promissory Notes. Beneq Products sought to exercise its right under the Promissory Notes to reschedule, on a single occasion, the due date of a payment to a date not later than 180 days after the November 30, 2014 due date and requested that the Company agree to waive the penalty interest payable under the Promissory Notes in connection with the exercise of its right to delay payment. Under the terms of the Promissory Notes, Beneq Products had agreed that, upon its exercise of the right to delay payment, it would pay a penalty equal to 12 months interest on the entire loan balance. The Company has agreed to allow Beneq to exercise its right to delay repayment of the initial principal payment for up to 180 days in consideration for the payment of penalty interest equal to an additional 2% on the deferred balance in lieu of the penalty amount set forth in the Promissory Notes. The Company believes that Beneq’s request to delay repayment of the principal scheduled to be paid on November 30, 2014 evidences an increased risk that Beneq will be unable to repay its obligations to the Company in the normal course of operating its business. Given Beneq Oy’s guarantee of the obligations of Beneq Products under the Promissory Notes, the Company’s security interest in assets of each of Beneq Products and Beneq Oy and information provided by Beneq relating to its efforts to take actions that would enhance its ability to perform the obligations under the Promissory Notes and the Settlement Agreement, the Company continues to believe there is a reasonable probability that Beneq will satisfy its obligations to the Company. However, no assurance can be given that the on-going operations of Beneq will support the repayment of these obligations, that Beneq will otherwise be able to complete actions necessary to ensure repayment of these obligations, or that the value of the assets of Beneq Oy and Beneq Products will be sufficient to repay, in full or in a timely manner, the obligations owed to the Company. The Company will continue to monitor the events, facts and circumstances associated with the Beneq obligations and evaluate the impact of any changes in facts and circumstances on the value of the Beneq obligations. The failure by Beneq to perform its obligations under the Promissory Notes or the Settlement Agreement, or a decision by the Company, based upon future events, facts or circumstances, to write down the value of these assets on the Company’s books, could materially and adversely affect the Company’s assets and results of operations.

Variability of customer requirements or losses of key customers may adversely affect the Company’s operating results.

The Company must provide increasingly rapid product turnaround and respond to ever-shorter lead times expected from its customers and ever-longer lead times from its vendors and supplier, while at the same time meeting its customers’ product specifications and quality expectations. A variety of conditions, including bankruptcy and other conditions both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. These actions by a significant customer or by a set of customers could adversely affect the Company’s business. On occasion, customers require rapid increases in production, which can strain the Company’s resources and reduce margins. The Company may lack sufficient capacity or inventory at any given time to meet customers’ demands. Sales to a significant customer, if lost, could have a material, adverse impact on the results of operations. If accounts receivable from a significant customer or set of customers became uncollectible, a resulting charge could have a material adverse effect on operations.

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

The market for the Company’s desktop monitor and other low margin products is highly competitive and subject to rapid changes in prices and demand. The Company’s failure to successfully manage inventory levels or quickly respond to changes in pricing, technology or consumer tastes and demand could result in lower than expected revenue, lower gross margin and excess, obsolete and devalued inventories of its desktop monitor or other low margin products which could adversely affect the Company’s business, financial condition and results of operations. Past market conditions have been characterized by rapid declines in end user pricing. Such declines caused the Company’s inventory to lose value and triggered price protection obligations for channel inventory. Supply and pricing of LCD panels has been volatile in the past and may be in the future. This volatility, combined with lead times of five to eight weeks, may cause the Company to pay too much for products or suffer inadequate product supply.

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

During the third fiscal quarter of 2013, the Company began operating a new enterprise resource planning system (“ERP system”) that is integral to the Company’s ability to accurately and efficiently maintain its books and records, record its materials purchase transactions and manufacturing activities, account for and manage inventory and product sale transactions, provide critical business information to management, and prepare its financial statements. The development and implementation of the new ERP system has caused, and will continue to cause, the Company to incur costs, expend employee (including Company management) time and attention and otherwise burden the Company’s internal resources, and could detract from the Company’s various on-going business objectives. The implementation and early-stage operation of the new ERP system is a complex process that is subject to a variety of difficulties and uncertainties. In addition, in the first and fourth quarters of 2014 the Company transitioned processing of certain transactions from its Finnish office to other locations in the United States and Europe. This requires system modifications to accommodate the changes in the transaction workflow. Any difficulties the Company encounters with the successful operation of the new ERP system, or modification of the system to meet changing business needs, including the example of the Finnish transition could damage the effectiveness of the Company’s business processes and controls and could adversely impact the Company’s ability to accurately and effectively forecast and manage sales demand, manage the Company’s supply chain, identify and implement actions that improve the Company’s operational effectiveness, and report financial and management information on an accurate and timely basis, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may lose key licensors, sales representatives, foundries, licensees, vendors, other business partners and employees due to uncertainties regarding the future results of the Company or the worldwide economic condition, which could seriously harm the Company.

Sales representatives, vendors, resellers, distributors, and others doing business with the Company may experience uncertainty about their future role with the Company, may elect not to continue doing business with the Company, may seek to modify the terms under which they do business in ways that are less attractive, more costly, or otherwise damaging to the business of the Company, or may declare bankruptcy or otherwise cease operations. Loss of relationships with these business partners could adversely affect the Company’s business, financial condition, and results of operations. Similarly, the Company’s employees may experience uncertainty about their future role with the Company to the extent that its operations are unsuccessful or its strategies are changed significantly. This may adversely affect its ability to attract and retain key management, marketing and technical personnel. The loss of a significant group of key technical personnel would seriously harm the Company’s product development efforts. The loss of key sales personnel could cause the Company to lose relationships with existing customers, which could cause a decline in the sales of the Company’s products.

The Company does not have long-term purchase commitments from its customers.

The Company’s business is generally characterized by short-term purchase orders and contracts that specify certain sales terms but do not require customers to make purchases. The Company typically plans its production and inventory levels based on internal forecasts of customer demand which rely in part on nonbinding forecasts provided by its customers and estimated lead times provided by its vendors and suppliers. As a result, the Company’s backlog generally does not exceed three months, which makes forecasting its sales difficult. Inaccuracies in the Company’s forecast as a result of changes in customer demand or otherwise may result in its inability to service customer demand in an acceptable timeframe, the Company holding excess and obsolete inventory, or having unabsorbed manufacturing overhead. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements, or otherwise, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has experienced such problems in the past and may experience such problems in the future.

The Company must protect its intellectual property, and others could infringe on or misappropriate its rights.

The Company believes that its business success depends, in part, on developing proprietary technology and protecting its proprietary technology. The Company relies on a combination of patent, trade secret, and trademark laws, confidentiality procedures and contractual provisions to protect its intellectual property. The Company seeks to protect some of its technology under trade secret laws, which afford only limited protection. The Company faces risks associated with its intellectual property, including, but not limited to, the following:

•	much of the Company’s proprietary intellectual property is not protectable by patent, copyright or similar laws;

•	patent and copyright applications are filed only in a limited number of countries;

•	pending patent and copyright applications may not be issued or may be significantly limited in scope prior to issuance;

•	intellectual property laws may not protect the Company’s intellectual property rights;

•	others may challenge, invalidate, or circumvent any patent or copyright issued to the Company;

•	rights granted under patents or copyrights issued to the Company may not provide competitive advantages to the Company;

•	unauthorized parties may attempt to obtain and use information that the Company regards as proprietary despite its efforts to protect its proprietary rights; and

•	others may independently develop similar technology or design around any patents issued to the Company.

The Company has to defend against infringement claims.

In recent fiscal years, the Company has been made party to lawsuits (among many other defendants) alleging infringement of certain U.S. patents relating to certain products marketed and sold by the Company, including the Company’s Indisys image processing products, certain projector products, and LED technology.

While each of these matters has been resolved, the Company is currently a party to patent infringement litigation relating to the Company’s sale of multi-monitor stands. Intellectual property litigation can be very expensive and can divert management’s time and attention, which could adversely affect the Company’s business. In addition, the Company may not be able to obtain a favorable outcome in any intellectual property litigation.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the sales prices of the Company’s stock ranged from $1.81 to $5.30. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

The Company has made several acquisitions during its history. Not all of these acquisitions have been successful. It is possible that the Company will make additional acquisitions in the future. The Company’s ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of its implementation plans, the ability of management to oversee and effectively operate the combined operations and the Company’s ability to achieve desired operational efficiencies. The integration of businesses, personnel, product lines and technologies is often difficult, time consuming and subject to significant risks. For example, the Company could lose key personnel from companies that it acquires, incur unanticipated costs, lose major sources of revenue, fail to integrate critical technologies, suffer business disruptions, fail to capture anticipated synergies, or fail to establish satisfactory internal controls. Any of these difficulties could disrupt the Company’s ongoing business, distract management and employees, increase expenses and decrease revenues. Furthermore, the

Company might assume or incur debt or issue additional equity securities to pay for future acquisitions. Additional debt may negatively impact the Company’s financial results and increase its financial risk, and the issuance of any additional equity securities could dilute the Company’s then existing shareholders’ ownership. In addition, in connection with any future acquisitions, the Company could:

•	incur amortization expense related to intangible assets;

•	uncover previously unknown liabilities; or

•	incur large and immediate write-offs that would reduce net income.

Acquisitions are inherently risky, and any acquisition may not be successful. If the Company is unable to successfully integrate the operations of any businesses that it may acquire in the future, the Company’s business, financial position, results of operations or cash flows could be materially adversely affected.

Changes in internal controls or accounting guidance could materially adversely affect the Company’s financial results and/or cause volatility in the Company’s stock price.

Failure of the Company’s internal controls to prevent error or fraud could adversely affect the Company’s financial position and results of operations. The Company’s internal controls over financial reporting are not currently required to be audited by its independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). If, in future periods, the Company’s internal controls over financial reporting are required to be audited by its independent registered public accounting firm significant additional expenditures could be incurred which could adversely impact the Company’s results of operations.

Additionally, the Company’s future assessment of its internal controls over financial reporting, or a future audit by the Company’s independent public accounting firm on the effectiveness of internal controls over financial reporting, could identify a material weakness which would result in the Company receiving an adverse opinion on its internal controls over financial reporting from its independent registered public accounting firm. The identification of a material weakness could result in additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny, and if not remediated could result in future errors in the Company’s financial statements all of which could potentially have an adverse effect on the price of the Company’s stock.

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

The Company leases approximately 72,000 square feet of class A office space in Beaverton, Oregon, which is used for administrative office space, sales and marketing, design engineering and associated lab, and research and development activities.

The Company owns a 20,000 square-foot facility, with approximately 6,000 square feet of cleanroom, also located in Beaverton, Oregon. The Company has leased this property to a third-party.

The Company leases field sales offices in key metropolitan areas in the United States, and in Europe and Asia. The offices are located in the Portland, Oregon, Paris, Rome, and Shanghai metropolitan areas. The Company also has a procurement office located in Taipei. None of these sales or procurement offices has significant leasehold improvements nor are any planned.

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

	High	Low
Fiscal 2014
First Quarter	$2.75	$1.81
Second Quarter	2.93	2.03
Third Quarter	2.40	1.93
Fourth Quarter	5.30	2.32

Fiscal 2013
First Quarter	$1.45	$1.12
Second Quarter	2.36	1.32
Third Quarter	2.08	1.55
Fourth Quarter	2.06	1.62

Holders

As of September 26, 2014 there were 110 shareholders of record.

Dividend Policy

The Company currently intends to retain its earnings to support operations and, therefore, does not anticipate paying any cash dividends at this time.

Item 6.	Selected Financial Data

	Fiscal year
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Operations:
Sales	$179,003	$166,809	$171,354	$186,504	$175,668
Gross profit	43,725	37,355	34,636	52,139	44,467
Income (loss) from operations	3,049	(6,841)	(16,403)	(4,426)	(10,029)
Net income (loss)	3,800	(6,536)	(16,182)	(4,706)	(5,105)
Diluted net income (loss) per share	$0.18	$(0.31)	$(0.81)	$(0.24)	$(0.27)

Balance Sheet:
Working capital	$38,934	$34,887	$41,476	$59,293	$58,495
Assets	84,404	79,885	81,884	105,302	108,434
Long-term liabilities	5,189	5,784	5,656	6,270	5,513
Shareholders’ equity	46,034	41,767	46,519	62,659	65,376

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. Forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. Forward looking statements include, among others: expectations about the growth of the digital signage display market; beliefs about and continued focus on digital signage products and efforts to transition the Company’s focus, strategic direction, and resources; work to diversify the Company’s supplier base; expectations regarding the future impact of accounting measures; the possibility (and timing) of decreases in the Company’s uncertain tax positions; and the collectability of the purchase price note and component device receivable due from Beneq. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the risk factors included in Part I, Item 1A of this Report and the following, could cause actual results to differ materially from the forward-looking statements: poor or weakened domestic and international business and economic conditions; changes or reductions in the demand or order rates for products in the various display markets served by the Company; any delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; the extent and timing of any additional expenditures by the Company to address business growth opportunities; any inability to reduce costs or to do so quickly enough, in either case, in response to reductions in revenue; the ability of the Company to successfully implement any cost reduction initiatives or generally cause ongoing operating expenses to be maintained at levels permitting Company profitability; adverse impacts on the Company or its operations relating to or arising from any inability to fund desired expenditures, including due to difficulties in obtaining necessary financing; changes in the flat-panel monitor and digital signage industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or the ability to keep pace with technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods including as a result of labor unrest at import facilities and natural disasters and future production variables resulting in excess inventory. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, share based compensation and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies and the related judgments and estimates affect the preparation of the consolidated financial statements.

Revenue Recognition.    The Company’s policy is to recognize revenue for product sales when evidence of an arrangement exists, sales price is determinable or fixed, title transfers and risk of loss has passed to the customer, which is generally upon shipment of the Company’s products to its customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. Some distributor agreements allow for potential return of products and provide price protection under certain conditions within limited time periods. Price protection is offered to select distributors for circumstances when there is a decrease in the list price of a product subsequent to the purchase by the distributor. The distributor is entitled to receive a credit equal to the price decrease for all new and unused products held in the distributor’s inventory as of the date of the claim, up to a maximum of 45 days from the date of purchase. Such return rights are generally limited to short-term stock rotation. The Company estimates expected sales returns and price protection adjustments based upon historical experience and other quantitative and qualitative factors and records the amounts as a reduction of revenue at the later of the time of shipment or when the pricing decision is made. Each period, price protection is estimated based upon pricing decisions made and information received from distributors as to the amount of inventory they are holding. The Company’s policies comply with the guidance provided by the FASB Accounting Standards CodificationTM (“the Codification” or “ASC”) Topic 605, “Revenue Recognition” (“ASC Topic 605”). Judgments are required in evaluating the credit worthiness of the Company’s customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the collection risk is minimal.

Allowance for Doubtful Accounts.    The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of the customer when determining or modifying their credit limits. The Company regularly evaluates the collectability of its receivable balances based on a combination of factors. When a customer’s account balance becomes past due, the Company initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to the Company, such as in the case of bankruptcy, deterioration in the customer’s operating results or financial position, or other material events impacting their business, the Company records a specific allowance to reduce the related receivable to the amount the Company expects to recover.

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

Notes and Non-Trade Receivables.    On occasion, the Company records notes and/or other non-trade receivables from third-parties, for instance in the case of a business or asset disposition. These assets are recorded as current assets and/or other assets, based upon the repayment schedule agreed upon with the debtor. The classification of the current and non-current portion is evaluated at the end of each accounting period and classifications are updated as appropriate. The Company regularly evaluates the collectability of any recorded notes and non-trade receivables and where appropriate, the Company records an allowance for estimated losses resulting from the inability of these third-parties to make required payments. If a payment on a note or non-trade receivable becomes past due, the Company initiates dialogue with the debtor to determine the cause. If it is determined that the third-party will be unable to meet its financial obligation to the Company, such as in the case of bankruptcy, deterioration in the debtor’s operating results of financial position, or other material events impacting their business, the Company records a specific allowance to reduce the note or non-trade receivable to the amount the Company expects to recover.

The Company does not currently have any allowances on notes or non-trade receivables recorded as the notes and non-trade receivables recorded are deemed to be collectible. However, if the financial condition of debtors were to deteriorate, resulting in their inability to make payments, the Company may need to record allowances which would result in additional operating expense being recorded for the period in which such determination was made.

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

Product Warranties.    The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance over a specified period of time, generally between 12 and 36 months, at no additional cost to the Company’s customers. The Company’s policy is to establish warranty reserves at levels that represent its estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. The Company believes that its recorded liabilities are adequate to cover its future cost of materials, labor, and overhead for the servicing of its products. If product failure rates or material or service delivery costs differ from the Company’s estimates, its warranty liability would need to be revised accordingly.

Share Based Compensation Expense.    The Company accounts for share based compensation in accordance with ASC Topic 718, “Compensation—Stock Compensation,” (“ASC Topic 718”), which requires the measurement and recognition of compensation expense for all share based payment awards made to the Company’s employees and directors including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes option pricing model. This model is also used to estimate the fair value of employee stock purchases related to the Employee Stock Purchase Plan. The determination of fair value using an option pricing model is affected by the Company’s stock price as well as assumptions regarding the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards. The Company estimates volatility based on its historical stock price volatility for a period consistent with the expected life of its options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical experience. As share based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company values restricted stock awards at the closing price of the Company’s shares on the date of grant. U.S. generally accepted accounting principles (“GAAP”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and anticipated future experience. If factors change and the Company employs different assumptions in the application of ASC Topic

718 in future periods, the compensation expense recorded may differ significantly from what the Company has recorded in the current period.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”), which provides guidance on when an entity should recognize revenue in connection with the transfer of goods or services to customers and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. ASU 2014-09 will be effective for public entities for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption of the provisions of this ASU. The Company is currently evaluating which transition method it expects to use and the impacts that adoption of this standard will have on our financial position, results of operations, and cash flows.

BUSINESS ACQUISITIONS AND DISPOSITIONS

In the first quarter of fiscal 2013 the Company sold the assets and liabilities related to its EL product line to Beneq Products Oy. The sale of these assets did not constitute the disposal of a component of the Company as defined by ASC Topic 205. Accordingly, results related to the sale of the EL assets and liabilities have not been reclassified to discontinued operations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of sales of certain items in the Consolidated Financial Statements of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Sept. 26, 2014	Sept. 27, 2013	Sept. 28, 2012
Sales	100.0%	100.0%	100.0%
Cost of sales	75.6	77.6	79.8

Gross profit	24.4	22.4	20.2
Operating expenses:
Research and development, net	3.3	4.2	6.2
Sales and marketing	11.5	11.8	14.5
General and administrative	7.5	7.4	8.2
Amortization of intangible assets	—	0.3	0.4
Restructuring charges	0.4	2.0	0.5
Loss on sale of assets	—	0.8	—

Total operating expenses	22.7	26.5	29.8

Income (loss) from operations	1.7	(4.1)	(9.6)
Non-operating income (expense):
Interest, net	0.2	0.1	—
Foreign exchange, net	0.2	(0.1)	0.3
Other, net	0.2	0.2	0.3

Net non-operating income	0.6	0.2	0.6

Income (loss) before income taxes	2.3	(3.9)	(9.0)
Provision for income taxes	0.2	—	0.4

Net income (loss)	2.1	(3.9)	(9.4)

Overview

In 2014, the Company continued to experience strong demand for its digital signage products as the Company achieved significant growth in its digital signage product offerings, including UltraRes, tiled LCD systems, and a portfolio of LCD commercial flat panels. The Company believes the overall market for digital signage products is currently growing and will continue to grow in the future.

The Company recorded sales of $179.0 million in the twelve months ended September 26, 2014 (“2014” or “fiscal 2014”), an increase of $12.2 million or 7.3% as compared to sales of $166.8 million in the twelve months ended September 27, 2013 (“2013” or “fiscal 2013”). The increase in sales in 2014 as compared to 2013 was primarily the result of a $22.4 million or 36.1% increase in sales of digital signage products to $84.5 million from $62.1 million in 2013. This increase was partially offset by a $10.2 million or 9.7% decrease in sales of commercial and industrial products to $94.5 million in 2014 from $104.7 million in 2013.

Income from operations was $3.0 million in 2014 as compared to a $6.8 million loss from operations in 2013. The improvement in income from operations was primarily due to an increase in gross profit of $6.3 million or 17.1% and a decreases in operating expenses of 3.5 million or 8.0%. The increase in gross profit was due primarily to higher sales of digital signage products and higher gross profit rates on these sales as compared to 2013. Additionally, a change in the mix of products sold towards higher margin digital signage products, as the Company continued to execute its strategy to focus on the market for digital signage products, contributed to the gross margin improvement. The decrease in operating expenses was primarily due to a $2.6 million decrease in restructuring charges, a $1.1 million decrease in research and development expenses, and a $1.3 million decrease in the loss on sale of assets. The loss on sale of assets recorded in 2013 resulted from the sale of the assets and liabilities related to the Company’s EL product line as discussed in Note 12—Loss on Sale of Assets.

Net income was $3.8 million or $0.18 per basic and diluted share in 2014 as compared to a net loss of $6.5 million or $0.31 per share in 2013. The improvement in net income was primarily due to the $9.8 million improvement in income from operations and a $0.8 million increase in non-operating income.

Sales

Sales for the Year Ended September 26, 2014

The Company’s sales of $179.0 million in 2014 increased $12.2 million or 7.3% from sales of $166.8 million in 2013. The increase was due to an increase in sales of digital signage products, which was partially offset by a decrease in sales of commercial and industrial products. The increase in sales of digital signage products of $22.4 million or 36.1% was due primarily to an increase in the sales volume of tiled LCD systems, including Matrix and Mosaic, and an increase in the average selling prices (“ASPs”) of signage monitors, which was driven by a shift in the mix of products sold toward new higher priced large format UltraRes displays. The decrease in sales of commercial and industrial products of $10.2 million or 9.7% was due primarily to a decrease in sales of touch monitors, a decrease in the sales volume of high-end home products, and the decrease in sales of EL displays following the sale of the assets and liabilities in the first quarter of 2013. These decreases were partially offset by an increase in the average selling prices of custom commercial and industrial products. A summary of the major components of sales for the year ended September 26, 2014, including changes in sales from the prior year due to change in volumes and ASPs, is as follows:

	2014	2013	$ Change	% Change	% Change in Volumes(1)	% Change in ASP(1)
	(In millions, except percentages)
Digital signage product sales
Tiled LCD systems	$59.9	$45.3	$14.6	32.3%	25.9%	5.1%
Signage monitors	24.6	16.8	7.8	46.3%	3.9%	40.8%

Total digital signage product sales	84.5	62.1	22.4	36.1%	—	—
Commercial and industrial sales
Desktop monitors	36.5	38.0	(1.5)	-3.7%	-0.2%	-3.6%
Rear-projection cubes	18.8	20.8	(2.0)	-9.9%	-11.2%	14.1%
Touch monitors	13.7	19.8	(6.1)	-31.3%	-23.1%	-11.1%
High-end home	5.7	9.7	(4.0)	-40.8%	-47.2%	8.9%
Custom commercial and industrial	19.4	13.1	6.3	48.7%	-0.5%	54.1%
Electroluminescent(2)	—	2.3	(2.3)	-100.0%	-100.0%	-100.0%
Other(1)	0.4	1.0	(0.6)	-58.8%	—	—

Total commercial and industrial sales	94.5	104.7	(10.2)	-9.7%	—	—

Total sales	$179.0	$166.8	$12.2	7.3%	—	—

(1)	Due to the significant differences in volumes and ASP for each product category, changes in volumes and ASP have not been included for the “Other” categories or subtotals.
(2)	In the first quarter of 2013, the Company sold the assets and liabilities related to its EL product line. See Note 12—Loss on Sale of Assets.

For the year ended September 26, 2014, the increase in volumes sold of tiled LCD systems, including Matrix and Mosaic, was due primarily to increased demand for indoor video wall systems as customers continue to transition toward digital signage products, while the increase in tiled LCD system ASPs was primarily due to a change in the mix of products sold towards higher priced larger format Matrix products. The increase in ASPs of signage monitors was due to changes in the mix of products sold towards higher priced large format UltraRes products. The increase in the ASPs of custom commercial and industrial products was primarily due to a shift in the mix of products sold in 2014 towards certain custom products with higher ASPs as compared to the custom products that were sold in 2013. The decrease in volumes sold of touch monitors was due primarily to lower overall customer demand, while the decrease in touch monitor ASPs was due primarily to increased competition and industry wide decreases in pricing. The decrease in the volumes sold of high-end home products was due primarily to continued declines in demand for high-end projection home theater systems. The increase in high-end home ASPs was due primarily to a change in the mix of products sold in 2014 toward higher priced product offerings as compared to 2013. The decrease in volumes of rear-projection cubes sold was the result of continued customer transition from rear-projection cube formats to other technologies such as tiled LCD systems. The increase in ASPs of rear-projection cubes was due primarily to a shift in the mix of products sold toward higher priced product offerings. The decrease in volumes of EL displays sold in 2014 was due to the sale of the Company’s EL related assets and liabilities during the first quarter of 2013, resulting in no sales of these products after the first quarter of 2013.

Sales for the Year Ended September 27, 2013

The Company’s sales of $166.8 million in 2013 decreased $4.6 million or 2.7% from sales of $171.4 million in 2012. The decrease was primarily due to a decrease in commercial and industrial sales, partially offset by an increase in digital signage sales. The decrease in sales of commercial and industrial products of $22.9 million or 17.8% was due primarily to the decrease in sales of EL displays following the sale of the asset and liabilities related to this product line in the first quarter of 2013. The decrease was also due to lower sales of high-end home, rear-projection cubes, and other commercial and industrial products. The increase in sales of digital signage products of $18.3 million or 41.6% was due primarily to increases in sales of tiled LCD systems, including Matrix and Mosaic, and signage monitors. A summary of the major components of sales for the year ended September 27, 2013, including changes in sales from the prior year due to change in volumes and ASPs, is as follows:

	2013	2012	$ Change	% Change	% Change in Volumes(1)	% Change in ASP(1)
	(In millions, except percentages)
Digital signage product sales
Tiled LCD systems	$45.3	$33.7	$11.6	34.4%	33.5%	0.7%
Signage monitors	16.8	10.1	6.7	65.3%	245.0%	-52.0%

Total digital signage product sales	62.1	43.8	18.3	41.6%	—	—
Commercial and industrial sales
Desktop monitors	38.0	35.1	2.9	8.5%	15.5%	-16.0%
Rear-projection cubes	20.8	26.2	(5.4)	-20.7%	-37.8%	24.1%
Touch monitors	19.8	16.1	3.7	23.1%	26.2%	-3.0%
High-end home	9.7	15.6	(5.9)	-37.8%	-45.9%	10.0%
Custom commercial and industrial	13.1	11.9	1.2	10.1%	-34.0%	70.3%
Electroluminescent(2)	2.3	19.8	(17.5)	-88.4%	-89.0%	5.5%
Other(1)	1.0	2.9	(1.9)	-64.6%	—	—

Total commercial and industrial sales	104.7	127.6	(22.9)	-17.8%	—	—

Total sales	$166.8	$171.4	$(4.6)	-2.7%	—	—

(1)	Due to the significant differences in volumes and ASP for each product category, changes in volumes and ASP have not been included for the “Other” categories or subtotals.
(2)	In the first quarter of 2013, the Company sold the assets and liabilities related to its EL product line. See Note 12—Loss on Sale of Assets

For the year ended September 27, 2013, the decrease in sales of EL displays as compared to 2012 was due to the sale of the assets and liabilities related to the Company’s EL product line during the first quarter of 2013, resulting in no subsequent sales of this product line. The decrease in volumes sold of high-end home products was due to ongoing declines in demand for high-end home theater systems. The increase in high-end home ASPs was due primarily to a change in product mix to include products with higher ASPs. The decrease in volumes sold of rear-projection cubes was a result of continued customer transition from rear-projection cube format to tiled LCD systems while the increase in rear-projection cube ASPs was due to changes in product mix toward larger size screens as well as increased volumes of LED-based rear-projection cubes, which have higher ASPs than smaller size screens and lamp-based rear-projection cubes. The increase in volumes sold of touch monitors was due primarily to increased demand for touch-based solutions as demand for touch applications and the number of touch applications available in the market expand. Desktop monitor sales increased while increases in volumes sold were largely offset by declines in ASPs. The increase in sales of desktop monitors was due to higher sales of accessories during 2013 as compared to 2012. The increase in volumes sold of desktop monitors and decrease in ASPs of desktop monitors was due primarily to efforts to drive sales through lower priced offerings as compared to prior years. The decrease in volumes sold of custom commercial and industrial products was due to fewer custom orders while the increase in ASPs of custom commercial and industrial products was due to changes in product mix as certain custom products with higher ASPs began shipping during 2013. The increase in volumes sold of tiled LCD systems was due to continued increases in order volumes as a result of efforts to expand the number of customers and product offerings. The increase in volumes sold of signage monitors was due primarily to additional product offerings available during 2013 as compared to 2012, as well as strong demand for digital signage solutions. The decrease in ASPs of signage monitors was due primarily to large orders of certain products with lower ASPs that shipped in high volumes in 2013 relative to 2012.

Sales by Geographic Region

					% of Total Sales
	2014	2013	$ Change	% Change	2014	2013
	(In millions, except percentages)
Domestic (United States) sales	$136.9	$126.8	$10.1	8.0%	76.5%	76.0%
International sales	42.1	40.0	2.1	5.0%	23.5%	24.0%

Total sales	$179.0	$166.8	$12.2	7.3%

Domestic (United States) sales increased $10.1 million or 8.0% to $136.9 million in 2014 from $126.8 million in 2013. The increase in domestic sales for 2014 was due primarily to an increase in sales of digital signage products, which were partially offset by a decrease in sales of commercial and industrial products. The increase in domestic digital signage product sales and the decrease in domestic commercial and industrial sales were due primarily to the reasons discussed above in Sales for the Year Ended September 26, 2014. As a percentage of sales, domestic sales increased to 76.5% in 2014 from 76.0% in 2013. International sales increased $2.1 million or 5.0% to $42.1 million in 2014 from $40.0 million in 2013. The increase in international sales in 2014 as compared to 2013 was primarily due to an increase in sales of digital signage products and custom commercial and industrial products. These increases were partially offset by a decrease in international sales of rear-projection cubes, high-end home theater products, and a decrease in sales of EL products as the result of the sale of the EL assets and liabilities in the first quarter of 2013. As a percentage of sales, international sales decreased to 23.5% in 2014 from 24.0% in 2013.

					% of Total Sales
	2013	2012	$ Change	% Change	2013	2012
	(In millions, except percentages)
Domestic (United States) sales	$126.8	$118.9	$7.9	6.6%	76.0%	69.4%
International sales	40.0	52.5	(12.5)	-23.8%	24.0%	30.6%

Total sales	$166.8	$171.4	$(4.6)	-2.7%

Domestic (United States) sales increased $7.9 million or 6.6% to $126.8 million in 2013 from $118.9 million in 2012. The increase in domestic sales for 2013 was due primarily to an increase in sales of digital signage products, which were partially offset by a decrease in sales of commercial and industrial products. The increase in domestic digital signage product sales and the decrease in domestic commercial and industrial sales were due primarily to the reasons discussed above in Sales for the Year Ended September 27, 2013. International sales decreased $12.5 million or 23.8% to $40.0 million in 2013 from $52.5 million in 2012. The decrease in international sales in 2013 as compared to 2012 was primarily due to a decrease in sales of commercial and industrial products, including EL and rear-projection cubes, which was partially offset by an increase in sales of digital signage products. The decrease in international sales was led by a decrease in the Asia Pacific region, followed by the Europe, Middle East, and Africa (EMEA) region. The decrease in Asia Pacific and EMEA sales was due primarily to lower volumes sold of EL displays following the sale of the assets and liabilities related to the EL product line in the first quarter of 2013, as well as lower volumes sold of rear-projection cubes, which have historically been a significant portion of Asia Pacific revenues. As a percentage of sales, domestic sales increased to 76.0% in 2013 from 69.4% in 2012.

Gross Profit

	2014	2013	$ Change	% Change		2013	2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Gross profit	$43.7	$37.4	$6.3	17.1%		$37.4	$34.6	$2.8	7.9%
Gross profit margin	24.4%	22.4%	—	200	bps	22.4%	20.2%	—	220	bps

Gross profit as a percentage of sales increased to 24.4% in 2014 as compared to 22.4% in 2013. Total gross profit increased $6.3 million or 17.1% to $43.7 million in 2014 as compared to $37.4 million in 2013. The increase in gross profit was due primarily to higher sales of digital signage products and higher gross profit rates on these sales as compared to 2013 as well as a change in the mix of digital signage products sold towards higher margin digital signage products, as the Company continues to execute its strategy to focus on the market for digital signage products. The higher digital signage products gross profit rates were primarily the result of lower material costs, increases in ASPs, and changes in the mix of digital signage products sold toward larger format products which have higher margins.

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

Research and Development

	2014	2013	$ Change	% Change		2013	2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Research and development, net	$5.9	$7.0	$(1.1)	-15.7%		$7.0	$10.6	$(3.6)	-34.1%
% of sales	3.3%	4.2%	—	(90	) bps	4.2%	6.2%	—	(200	) bps

Net research and development expenses decreased $1.1 million or 15.7% to $5.9 million in 2014 from $7.0 million in 2013. The decrease was primarily the result of lower compensation related expenses driven by lower headcount during the first half of the year as the Company aligned resources to execute its strategy to focus on digital signage products as well as efforts to reduce expenditures for project related expenses.

Net research and development expenses decreased $3.6 million or 34.1% to $7.0 million in 2013 from $10.6 million in 2012. The decrease was primarily the result of reductions in labor and overhead following the sale of the assets and liabilities related to the EL product line in the first quarter of 2013 as well as lower expenses as a result of fewer custom projects as compared to prior years.

As a percentage of sales, research and development expenses decreased to 3.3% in 2014 as compared to 4.2% in 2013. The decrease in net research and development expenses as a percentage of sales in 2014 was due to both lower expenses and increased sales in the period. Research and development expenses were 6.2% of sales in 2012. The decrease of research and development expenses as a percentage of sales from 2012 to 2013 was due to the decrease in expenses discussed above decreasing at a faster rate than the decrease in sales in the period.

Sales and Marketing

	2014	2013	$ Change	% Change		2013	2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Sales and marketing	$20.7	$19.6	$1.1	5.8%		$19.6	$24.8	$(5.2)	-21.1%
% of sales	11.5%	11.8%	—	(30	) bps	11.8%	14.5%	—	(270	) bps

Sales and marketing expenses increased $1.1 million or 5.8% to $20.7 million in 2014 from $19.6 million in 2013. The increase in sales and marketing expenses was due primarily to increases in sales commissions as a result of higher sales, increased spending on sales programs, and higher travel related expenses.

Sales and marketing expenses decreased $5.2 million or 21.1% to $19.6 million in 2013 from $24.8 million in 2012. The decrease in sales and marketing expenses was due primarily to lower sales commissions as a result of lower sales as well as lower payroll related expenses as a result of reduced headcount.

As a percentage of sales, sales and marketing expenses decreased to 11.5% in 2014 as compared to 11.8% in 2013. The decrease in sales and marketing expenses, as a percentage of sales, was primarily the result of sales and marketing expenses increasing at a slower rate than sales. In 2012, sales and marketing expenses were 14.5% of sales. The decrease in the sales and marketing expenses as a percentage of sales from 2012 to 2013 was due primarily to lower overall expenditures as compared to 2012.

General and Administrative

	2014	2013	$ Change	% Change		2013	2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
General and administrative	$13.4	$12.4	$1.0	7.9%		$12.4	$14.0	$(1.6)	-11.3%
% of sales	7.5%	7.4%	—	10	bps	7.4%	8.2%	—	(80	) bps

General and administrative expenses increased $1.0 million or 7.9% to $13.4 million in 2014 as compared to $12.4 million in 2013. The increase was primarily due to increased compensation related expenses as well as increased operating expenses related to the new enterprise resource planning system (“ERP”) that was implemented in the third quarter of 2013.

General and administrative expenses decreased $1.6 million or 11.3% to $12.4 million in 2013 as compared to $14.0 million in 2012. The decrease was primarily due to a general decrease in expenditures as a result of the Company’s efforts to control costs and the sale of the assets and liabilities related to the EL product line.

As a percentage of sales, general and administrative expenses increased slightly to 7.5% in 2014 from 7.4% in 2013. The increase in general and administrative expenses as a percentage of sales was the result of general and administrative expenses increasing at a faster rate than the increase in sales. In 2012 general and administrative expenses were 8.2% of sales. The decrease as a percentage of sales from 2012 to 2013 was primarily due to the successful efforts to reduce overall expenditures at a greater rate than the decline in sales.

Amortization of Intangible Assets

	2014	2013	$ Change	% Change		2013	2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Amortization of intangible assets	$—	$0.6	$(0.6)	-100.0%		$0.6	$0.7	$(0.1)	-18.8%
% of sales	—	0.3%	—	(30	) bps	0.3%	0.4%	—	(10	) bps

Expenses for the amortization of intangible assets were $0.0 million in 2014 as compared to $0.6 million in 2013. The decrease of $0.6 million was the result of all intangibles being fully amortized at the end of 2013, resulting in no amortization expense in 2014.

Expenses for the amortization of intangible assets were $0.6 million in 2013 as compared to $0.7 million in 2012. The decrease of $0.1 million was a result of certain intangible assets that became fully amortized during the fourth quarter of 2013, resulting in expense for only a portion of 2013.

All intangible assets were fully amortized as of September 26, 2014 and September 27, 2013.

Restructuring Charges

	2014	2013	$ Change	% Change		2013	2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Restructuring charges	$0.7	$3.3	$(2.6)	-80.1%		$3.3	$0.9	$2.4	261.5%
% of sales	0.4%	2.0%	—	(160	)bps	2.0%	0.5%	—	150	bps

2014 Restructuring charges

In 2014, the Company recorded $0.7 million in restructuring charges. As discussed in Note 10—Restructuring Charges, the Company recorded $40 thousand in accretion of interest expense related to the liability recorded in fiscal 2013 associated with the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility. Additionally, in the fourth quarter of 2014 the Company recorded a $0.6 million restructuring charge associated with this action related to the lease liability recorded in 2013 on the vacated facility as the Company revised the assumption for sublease income originally considered when calculating the initial liability as the Company has been unable to sublease the facility.

2013 Restructuring charges

In 2013, the Company recorded $3.3 million in net restructuring charges. As discussed in Note 10—Restructuring Charges, during the fourth quarter of 2013, the Company recorded restructuring charges related to the consolidation of its operations in Finland. The charges consisted primarily of severance benefits estimated for the termination of certain employees who performed general and administrative, purchasing, and sales functions for the Company. Also during fiscal 2013 the Company recorded restructuring charges related to the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility.

Additionally, in the first quarter of 2013, the Company recorded charges consisting primarily of severance benefits estimated for the termination of certain employees who performed manufacturing and general and administrative functions for the Company in Finland.

2012 Restructuring charges

In 2012, the Company recorded $0.9 million in net restructuring charges. During the fourth quarter of 2012, the Company recorded $0.4 million in net restructuring charges related to severance benefits for certain employees, primarily in the sales and marketing functions of the Company. In the second quarter of 2012, the Company recorded $0.5 million in net restructuring charges, including $0.6 million in charges related to severance benefits estimated for the termination of certain employees who performed manufacturing, engineering, sales, marketing, and general and administrative functions for the Company. During the second quarter, the Company also determined that severance benefits related to previously recorded charges would be less than initially estimated, resulting in a $0.1 million reduction in operating expenses and the liability.

Loss on Sale of Assets

	2014	2013	$ Change	% Change		2013	2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Loss on sale of assets	$—	$1.3	$(1.3)	-100.0%		$1.3	$—	$1.3	—
% of sales	—	0.8%	—	(80	) bps	0.8%	—	—	80	bps

During the first quarter of 2013, the Company sold the assets and liabilities associated with the EL product line. As discussed in Note 12—Loss on Sale of Assets, the Company recorded a $1.3 million loss on the sale in 2013.

Operating Expenses

	2014	2013	$ Change	% Change		2013	2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Total operating expenses	$40.7	$44.2	$(3.5)	-8.0%		$44.2	$51.0	$(6.8)	-13.4%
% of sales	22.7%	26.5%	—	(380	) bps	26.5%	29.8%	—	(330	) bps

Operating expenses decreased $3.5 million or 8.0% to $40.7 million in 2014 from $44.2 million in 2013. The decrease in operating expenses was primarily due to decreases in research and development expenses, the amortization of intangible assets, restructuring charges, and the loss on sale of assets due to the reasons discussed above. These decreases were partially offset by increases in sales and marketing and general and administrative expenses.

Operating expenses decreased $6.8 million or 13.4% to $44.2 million in 2013 from $51.0 million in 2012. The decrease in operating expenses was primarily due to payroll related expenses as a result of the sale of the assets and liabilities related to the EL product line as well as ongoing efforts to reduce the Company’s cost structure.

As a percentage of sales, operating expenses decreased to 22.7% in 2014 from 26.5% in 2013. The decrease in operating expenses as a percentage of sales in 2014 is primarily the result of the decrease in operating expenses due to the reasons discussed above as well as an increase in sales driven by digital signage product sales as compared to 2013. As a percentage of sales, operating expenses decreased to 26.5% in 2013 from 29.8% in 2012 primarily due to the aforementioned reductions in costs while the Company was able to partially offset declines in commercial and industrial product sales, including EL displays, with increases in digital signage sales.

Non-operating Income and Expense

	2014	2013	$ Change	2013	2012	$ Change
	(In millions)
Interest, net	$0.4	$0.2	$0.2	$0.2	$—	$0.2
Foreign exchange, net	0.3	(0.3)	0.6	(0.3)	0.5	(0.8)
Other, net	0.4	0.4	—	0.4	0.5	(0.1)

Net non-operating income (expense)	$1.1	$0.3	$0.8	$0.3	$1.0	$(0.7)

Non-operating income and expense includes interest income on cash, interest income on the receivables due from Beneq as discussed in Note 12-Loss on Sale of Assets, interest expense, net foreign currency exchange gain or loss and other income or expenses. Net interest income was $0.4 million in 2014 as compared to net interest income of $0.2 million in 2013 and net interest expense of $15 thousand in 2012.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. In 2014, the Company recorded a net foreign currency exchange gain of $0.3 million, as compared to a net loss of $0.3 million in 2013 and a net gain of $0.5 million in 2012. The gain in 2014 is due primarily to favorable fluctuations in foreign currency exchange rates in the Company’s primary foreign currency, the Euro.

Provision for Income Taxes

The Company recorded tax expense of $0.3 million in 2014, as compared to tax expenses of $42 thousand in 2013 and $0.7 million in 2012. Components of the 2014 tax provision included foreign tax expense in certain jurisdictions and state taxes. The 2013 tax provision included foreign tax expense, partially offset by state tax benefits. In 2012, the tax provision included foreign and state expense, a valuation allowance recorded against Finnish deferred tax assets, and a reduction of uncertain tax positions.

The 8.1% effective tax rate for the year ending September 26, 2014 and the effective tax rate of 0.6% for the year ending September 27, 2013 differs from the federal statutory rate primarily due to the valuation allowance on the Company’s U.S. and Finnish deferred tax assets and foreign income taxed at different rates.

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

Net Income (Loss)

	2014	2013	$ Change	% Change		2013	2012	$ Change	% Change
	(In millions, except percentage and basis point changes)
Net income (loss)	$3.8	$(6.5)	$10.3	158.1%		$(6.5)	$(16.2)	$(9.7)	-59.6%
% of sales	2.1%	-3.9%	—	600	bps	-3.9%	-9.4%	—	550	bps
Net income (loss) per share—basic	0.18	(0.31)				(0.31)	(0.81)
Net income (loss) per share—diluted	0.18	(0.31)				(0.31)	(0.81)

In 2014, net income was $3.8 million or $0.18 per basic and diluted share, as compared to a net loss of $6.5 million or $0.31 per basic and diluted share in 2013 and a net loss of $16.2 million or $0.81 per basic and diluted share in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements are for working capital and general corporate needs.

Net cash provided by operating activities was $6.3 million in 2014 as compared to cash used in operating activities of $7.1 million in 2013. Net cash provided by operating activities in 2014 primarily relates to net income incurred in the period, a decrease in inventories, an increase in accounts payable, and non-cash charges including depreciation, share-based compensation, and restructuring charges, which did not result in a cash outlay. These sources of cash were partially offset by an increase in accounts receivable and a decrease in other liabilities. Comparatively, net cash used in operating activities in 2013 primarily related to the net loss incurred in the period, increases in accounts receivable and inventories, and a decrease in other liabilities. These uses of cash were partially offset by an increase in accounts payable and non-cash charges including depreciation, amortization, share-based compensation, and the loss on the sale of assets and liabilities related to the Company’s EL product line, which did not result in a cash outlay.

At September 26, 2014, the Company had total cash of $13.1 million compared to $12.0 million at September 27, 2013. The amount of cash at September 26, 2014 includes $2.6 million held by foreign subsidiaries.

Working capital increased $4.0 million to $38.9 million at September 26, 2014 from $34.9 million at September 27, 2013. Current assets increased $4.9 million to $72.1 million in 2014 as compared to $67.2 million in 2013 due primarily to increases in cash, accounts receivable, and other current assets, partially offset by a decrease in inventories. Current liabilities increased $0.9 million due primarily to an increase in accounts payable. Cash increased $1.1 million due to cash provided by operating activities of $6.3 million as a result of the factors discussed above. This increase was partially offset by cash used in investing activities of $3.7 million and cash used in financing activities of $1.1 million. The $3.7 million cash used in investing activities was due primarily to a $4.0 million payment made in the third quarter of 2014 to a third party vendor for component devices related to the sale of the EL assets and liabilities for which the buyer of the EL assets and liabilities, Beneq, will repay the Company over time as discussed in Note 12—Loss on Sale of Assets. The increase in accounts receivable of $5.5 million was due primarily to the increase in sales in the fourth quarter of 2014 as compared to the same period of 2013. Other current assets increased $1.5 million due primarily to the component device receivable from Beneq that was entered into during the third quarter of 2014 as discussed in Note 12—Loss on Sale of Assets. The increase in other current assets was also due to the reclassification of a portion of the Purchase Price Note receivable from Beneq and the reclassification of certain French tax receivables from long-term to current. Inventories decreased by $3.2 million primarily due to a decrease in Matrix inventories as a result of increased sales as well as decreases in touch monitor and desktop monitor inventories as a result of the Company’s efforts to reduce inventory levels. Accounts payable increased $1.1 million primarily due to the timing of payments to vendors.

Additions to property, plant and equipment were $0.3 million and $2.8 million in 2014 and 2013, respectively. In 2014, expenditures for property, plant, and equipment primarily related to the purchase of information technology software and equipment, furniture and fixtures, and operating equipment. In 2013 expenditures for property, plant, and equipment primarily related to the purchase of information technology software and equipment associated with the replacement of the Company’s ERP system.

The Company entered into a new credit agreement with Silicon Valley Bank in the first quarter of fiscal 2014, resulting in the termination of its prior credit agreement with Bank of America. The Company’s credit agreement with Silicon Valley Bank allows for borrowing up to 80% of its eligible accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement has interest rates ranging from LIBOR + 2.25% to Prime + 0.75%, expires on November 21, 2015, and is secured by substantially all of the assets of the Company. As of September 26, 2014, the Company’s borrowing capacity was $12.0 million, of which approximately $0.7 million was committed through standby letters of credit related to the Company’s capital lease obligations. There were no amounts outstanding under the Company’s credit agreement as of September 26, 2014 and September 27, 2013. The credit agreement contains certain financial covenants, with which the Company was in compliance as of September 26, 2014.

The Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations. As of September 26, 2014 the cumulative undistributed earnings of these foreign operations were approximately $1.5 million and the unrecognized deferred tax liability related to these undistributed earnings was $0.1 million. The Company’s cash balance at September 26, 2014 includes $2.6 million held by foreign subsidiaries, of which approximately $1.5 million is indefinitely reinvested. Based on the Company’s U.S. and non-capital and liquidity needs, the Company does not require the repatriation of foreign held funds to meet currently projected liquidity needs.

Item 8.	Financial Statements and Supplementary Data

PLANAR SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Planar Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Planar Systems, Inc. and subsidiaries as of September 26, 2014 and September 27, 2013, and the related consolidated statements of operations, comprehensive income (loss) , shareholders’ equity, and cash flows for each of the years in the three-year period ended September 26, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planar Systems, Inc. and subsidiaries as of September 26, 2014 and September 27, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended September 26, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Portland, Oregon

November 26, 2014

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Sept. 26, 2014	Sept. 27, 2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash (Note 1)	$13,068	$11,971
Accounts receivable, net of allowance for doubtful accounts of $469 at 2014 and $498 at 2013 (Note 1)	28,333	22,821
Inventories (Note 1)	26,805	30,003
Other current assets (Notes 1, 7, and 12)	3,909	2,426

Total current assets	72,115	67,221
Property, plant and equipment, net (Notes 1 and 4)	5,039	6,434
Other assets (Notes 1, 7, and 12)	7,250	6,230

	$84,404	$79,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,176	$17,042
Current portion of capital leases (Note 11)	394	759
Deferred revenue	1,637	1,685
Other current liabilities (Notes 5, 7, and 10)	12,974	12,848

Total current liabilities	33,181	32,334
Capital leases, less current portion (Note 11)	—	394
Other long-term liabilities (Note 1)	5,189	5,390

Total liabilities	38,370	38,118
Shareholders’ equity (Note 8):
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 21,680,975 and 21,036,278 issued shares at 2014 and 2013, respectively	188,127	186,202
Retained deficit	(138,508)	(141,735)
Accumulated other comprehensive loss	(3,585)	(2,700)

Total shareholders’ equity	46,034	41,767

	$84,404	$79,885

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Sept. 26, 2014	Sept. 27, 2013	Sept. 28, 2012
	(In thousands, except per share amounts)
Sales	$179,003	$166,809	$171,354
Cost of sales	135,278	129,454	136,718

Gross profit	43,725	37,355	34,636
Operating expenses:
Research and development, net (Note 1)	5,883	6,977	10,592
Sales and marketing	20,739	19,595	24,842
General and administrative	13,392	12,412	13,987
Amortization of intangible assets (Note 1)	—	565	696
Restructuring charges (Note 10)	662	3,333	922
Loss on sale of assets (Note 12)	—	1,314	—

Total operating expenses	40,676	44,196	51,039

Income (loss) from operations	3,049	(6,841)	(16,403)
Non-operating income (expense):
Interest, net	373	157	(15)
Foreign exchange, net	313	(250)	479
Other, net	402	440	499

Net non-operating income	1,088	347	963

Income (loss) before income taxes	4,137	(6,494)	(15,440)
Provision for income taxes (Note 7)	337	42	742

Net income (loss)	3,800	(6,536)	(16,182)

Net income (loss) per share
Basic	$0.18	$(0.31)	$(0.81)

Diluted	$0.18	$(0.31)	$(0.81)

Average shares outstanding—basic (Notes 1 and 3)	21,376	20,757	20,083
Average shares outstanding—diluted (Notes 1 and 3)	21,667	20,757	20,083

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Sept. 26, 2014	Sept. 27, 2013	Sept. 28, 2012
	(In thousands)
Net income (loss)	$3,800	$(6,536)	$(16,182)
Other comprehensive income (loss):
Foreign currency translation adjustments	(885)	586	(1,215)
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Comprehensive income (loss)	$2,915	$(5,950)	$(17,397)

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Sept. 26, 2014	Sept. 27, 2013	Sept. 28, 2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,800	$(6,536)	$(16,182)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,724	2,080	2,673
Restructuring charges	662	3,333	922
Deferred taxes	250	56	918
Loss on sale of assets	—	1,314	—
Shared based compensation	1,659	1,462	1,604
Net reduction in carrying amounts of certain assets and liabilities	—	(491)	—
Lease incentives	—	—	300
(Increase) decrease in accounts receivable, net	(5,634)	(5,635)	6,882
(Increase) decrease in inventories	3,205	(4,594)	10,543
Decrease in other assets	247	318	410
Increase (decrease) in accounts payable	1,139	5,753	(3,779)
Decrease in deferred revenue	(33)	—	(624)
Decrease in other liabilities	(694)	(4,132)	(4,365)

Net cash provided by (used in) operating activities	6,325	(7,072)	(698)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(331)	(2,817)	(3,532)
Acquisition of Beneq component device receivable (Note 12)	(3,981)	—	—
Proceeds from Beneq receivables (Note 12)	612	—	—
Proceeds from sale of assets	—	4,145	—
Purchase of leasehold improvements reimbursed by landlord	—	—	(300)

Net cash provided by (used in) investing activities	(3,700)	1,328	(3,832)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease	—	1,017	1,085
Payments of capital lease obligations	(765)	(986)	(91)
Value of shares withheld for tax liability	(573)	(448)	(473)
Net proceeds from issuance of capital stock	266	184	126

Net cash provided by (used in) financing activities	(1,072)	(233)	647
Effect of exchange rate changes on cash	(456)	180	(580)

Net increase (decrease) in cash	1,097	(5,797)	(4,463)
Cash at beginning of period	11,971	17,768	22,231

Cash at end of period	$13,068	$11,971	$17,768

Supplemental cash flow disclosure
Cash paid for interest	$47	$115	$58
Cash paid for income taxes	56	143	367

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts and share data)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Loss	Equity
BALANCE, SEPTEMBER 30, 2011	19,758,400	$182,826	$(118,096)	$(2,071)	$62,659
Net loss	—	—	(16,182)	—	(16,182)
Other comprehensive loss	—	—	—	(1,215)	(1,215)
Value of shares withheld for tax liability	(256,020)	—	(473)	—	(473)
Proceeds from issuance of common stock	851,920	126	—	—	126
Share based compensation	—	1,604	—	—	1,604

BALANCE, SEPTEMBER 28, 2012	20,354,300	$184,556	$(134,751)	$(3,286)	$46,519
Net loss	—	—	(6,536)	—	(6,536)
Other comprehensive income	—	—	—	586	586
Value of shares withheld for tax liability	(269,010)	—	(448)	—	(448)
Proceeds from issuance of common stock	950,988	184	—	—	184
Share based compensation	—	1,462	—	—	1,462

BALANCE, SEPTEMBER 27, 2013	21,036,278	$186,202	$(141,735)	$(2,700)	$41,767
Net income	—	—	3,800	—	3,800
Other comprehensive loss	—	—	—	(885)	(885)
Value of shares withheld for tax liability	(242,801)	—	(573)	—	(573)
Proceeds from issuance of common stock	887,498	266	—	—	266
Share based compensation	—	1,659	—	—	1,659

BALANCE, SEPTEMBER 26, 2014	21,680,975	$188,127	$(138,508)	$(3,585)	$46,034

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED SEPTEMBER 26, 2014

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

Fiscal year

The Company’s fiscal year ends on the last Friday in September. The last days of fiscal 2014, 2013, and 2012, were September 26, September 27, and September 28, respectively. Due to statutory requirements, Planar Systems Oy’s fiscal year-end is September 30. All references to a year in these notes are to the Company’s fiscal year ended in the period stated which includes the fiscal year results of Planar Systems Oy.

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

Cash

Cash of $13,068 represents cash deposits in banks.

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

Changes in the allowance for doubtful accounts were as follows:

Description	Balance at beginning of period	Charged to cost and expense	Deductions(1)	Balance at end of period
Year Ended September 28, 2012
Allowance for doubtful accounts	$1,622	$379	$(1,466)	$535

Year Ended September 27, 2013
Allowance for doubtful accounts	$535	$211	$(248)	$498

Year Ended September 26, 2014
Allowance for doubtful accounts	$498	$311	$(340)	$469

(1)	Deductions represent write-offs and recoveries of previously reserved balances.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of adjustments for estimated excess inventory and obsolescence based upon the Company’s best estimate of future product demand. Inventories consist of:

	2014	2013
Raw materials	$16,398	$15,911
Work in progress	52	59
Finished goods	10,355	14,033

	$26,805	$30,003

Property, plant and equipment

Depreciation of equipment is computed on a straight-line basis over the estimated useful lives of the assets, generally two to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the life of the leases or the estimated useful lives of the assets. Depreciation of the building owned by the Company is computed on a straight-line basis over its estimated useful life, estimated to be 39 years.

Operating leases

The Company records the minimum base rents for its operating leases on a straight-line basis over the life of the lease term. The difference between rent expense calculated on a straight-line basis and rent paid is recorded as a deferred rent liability. As discussed in Note 10—Restructuring Charges, during 2013 the Company recorded restructuring charges related to the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility. The Company recorded a liability related to the estimated present value of the remaining lease payments on the vacated facility less an assumption for sublease income as a result of this action. During the fourth quarter of 2014, the Company recorded an additional restructuring charge associated with this action as the Company evaluated the liability that was recorded in the third quarter of 2013 related to the vacated facility and revised the assumption for sublease income as the Company has been unable to sublease the facility. As a result, the present value of the future minimum annual operating lease payments related to the vacated space has been included in restructuring charges for the years ended September 26, 2014 and September 27, 2013 and other current liabilities and other long-term liabilities as of September 26, 2014 and September 27, 2013.

Other current assets

Included in other current assets of $3,909 and $2,426 as of September 26, 2014 and September 27, 2013, respectively, are the Beneq purchase price note receivable, the Beneq component device receivable (both discussed in Note 12-Loss on Sale of Assets), as well as various prepaid assets, non-trade receivables, and deferred tax assets. Other current assets consist of:

	2014	2013
Purchase price note receivable from Beneq, current portion (Note 12)	$650	$—
Component device receivable from Beneq, current portion (Note 12)	382	—
Other	2,877	2,426

Total	$3,909	$2,426

Other assets

Included in other assets of $7,250 and $6,230 as of September 26, 2014 and September 27, 2013, respectively, are the long-term portion of the Beneq purchase price note receivable, long-term portion of the Beneq component device receivable, deferred compensation plan assets, and long-term deferred tax assets. Other assets consist of:

	2014	2013
Purchase price note receivable from Beneq, non-current portion (Note 12)	$1,950	$2,600
Component device receivable from Beneq, non-current portion (Note 12)	2,741	—
Other	2,559	3,630

Total	$7,250	$6,230

Included in the other long-term assets balance of $2,559 and $3,630 as of September 26, 2014 and September 27, 2013, respectively, are assets related to the Company’s deferred compensation plan in the amounts of $589 and $826, respectively. Assets of the deferred compensation plan are accounted for as trading securities. Any increases in assets cause corresponding increases in liabilities, thereby negating any income or loss effect in the Consolidated Statement of Operations as a result of changes in value of the deferred compensation plan. The deferred compensation plan allowed eligible executives to elect to defer up to 100% of their regular compensation and incentive awards, and non-employee Board members could elect to defer up to 100% of their directors’ compensation. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. This plan was frozen effective December 24, 2004 and no deferrals have been made under the plan since that date.

Other long-term liabilities

Included in other long-term liabilities of $5,189 and $5,390 as of September 26, 2014 and September 27, 2013, respectively, are liabilities related to the Company’s deferred compensation plan described above in the amounts of $589 and $826, respectively.

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

Revenue recognition

The Company’s policy is to recognize revenue for product sales when evidence of an arrangement exists, sales price is determinable or fixed, title transfers, and risk of loss has passed to the customer, which is generally upon shipment of the Company’s products to its customers. The Company defers and recognizes service revenue over the contractual period or as services are rendered. Some distributor agreements allow for potential return of products and provide price protection under certain conditions within limited time periods. Price protection is offered to select distributors for circumstances when there is a decrease in the list price of a product subsequent to the purchase by the distributor. The distributor is entitled to receive a credit equal to the price decrease for all new and unused products held in the distributor’s inventory as of the date of the claim, up to a maximum of 45 days from the date of purchase. Such return rights are generally limited to short-term stock rotation. The Company estimates expected sales returns and price protection adjustments based on historical experience and other qualitative factors and records the amounts as a reduction of revenue at the later of the time of shipment or when the pricing decision is made. Each period, price protection is estimated based upon pricing decisions made and information received from distributors as to the amount of inventory they are holding.

For transactions with multiple-deliverable arrangements, as defined by Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), the Company allocates revenue using the relative selling price method. In general, where revenue arrangements involve acceptance provisions, the acceptance criteria are usually limited to the published specifications of the Company’s products. In those circumstances when customer specified acceptance criteria exist and where the Company cannot demonstrate that products meet those specifications prior to shipment, revenue is deferred until customer acceptance occurs. For orders with multiple elements (i.e., installation, training, additional parts, etc.) and where one or more elements are undelivered at the end of a reporting period, the Company recognizes revenue on the delivered elements only after the determination has been made that the delivered elements have stand-alone value and any undelivered elements have objective and reliable evidence of selling price. The Company’s policies comply with the guidance provided by ASC Topic 605. Judgments are required in evaluating the credit worthiness of the Company’s customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the collection risk is minimal. For transactions with software elements, the Company accounts for transactions in accordance with Accounting Standards Update No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”).

The Company records sales tax amounts collected from customers on a net basis.

Shipping and handling costs

The Company incurs expenses for the shipment of goods to customers. Shipping and handling costs are recognized in the period in which they are incurred and recognized as revenue if billed to the customer and as cost of sales if incurred by the Company.

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

	2014	2013	2012
Research and development expense	$6,463	$7,850	$11,361
Contract funding and refundable research and development tax credits	(580)	(873)	(769)

Net research and development	$5,883	$6,977	$10,592

Warranty

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities. See additional discussion in Note 5—Other Current Liabilities.

Intangible assets

Intangible assets consisted of acquired developed technology and customer relationships associated with the Company’s 2006 acquisition of Clarity Visual Systems, Inc., which were amortized over their estimated useful lives. When these assets were acquired, the weighted-average amortization period was between four years and seven years. Amortization expense was $0, $565, and $696 in 2014, 2013, and 2012, respectively. As of September 27, 2013, all intangible assets were fully amortized.

Impairment of long-lived assets

In accordance with ASC Topic 360, long-lived assets are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Long-lived assets are grouped at the lowest level for which distinguishable cash flows are available. Impairment exists when the carrying value of the asset is greater than the undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value. Fair value is determined through quoted market values or through the calculation of the present value of future cash flows expected to be provided by the asset.

Advertising expenses

All advertising costs are expensed as incurred and totaled $3,641, $3,515, and $2,486 in fiscal 2014, 2013, and 2012, respectively.

Net income (loss) per share

Basic net income (loss) per share was computed using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. No incremental shares for fiscal years ended September 27, 2013 and September 28, 2012 were used in the calculations of diluted earnings per share. In years in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options and unvested restricted stock outstanding were excluded from the computation of diluted net loss per share for the years ended September 27, 2013 and September 28, 2012.

Financial instruments

For short-term financial instruments, including cash, accounts, notes, and non-trade receivables, short-term debt, short-term capital leases, accounts payable and accrued compensation, the carrying amount approximates the fair value because of the immediate short-term nature of those instruments. For long-term financial instruments, including the non-current portion of notes and non-trade receivables, the Company measures the fair value of these instruments using a discounted cash flow model. The differences between the fair values and carrying amounts of the Company’s financial instruments at September 26, 2014 and September 27, 2013 were not material.

Derivative instruments

The Company is exposed to certain foreign currency risks relating to its ongoing business operations, as the Euro is the functional currency of the Company’s European subsidiaries. The Company does not hedge foreign currency risk. As a result, changes in the U.S. Dollar versus the Euro exchange rate positively or negatively impact the Company’s net income (loss). The net gain on foreign currency exchange transactions was $313 in the year ended September 26, 2014. This compared to a net loss on foreign currency exchange transactions of $250 in the year ended September 27, 2013 and a net gain on foreign currency exchange transactions of $479 in the year ended September 28, 2012. These amounts were recorded as foreign exchange, net in the Consolidated Statements of Operations.

Share based compensation

Share based compensation expense recognized for the twelve months ended September 26, 2014, September 27, 2013, and September 28, 2012 was $1,659, $1,462, and $1,604, respectively, which consisted of share based compensation expense related to employee stock options, restricted stock and the Company’s Employee Stock Purchase Plan. See Note 8—Shareholders’ Equity for additional information.

ASC Topic 718 requires companies to estimate the fair value of share based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The Company values employee stock options granted using the Black-Scholes option pricing model (“Black-Scholes model”). This model is also used to estimate the fair value of employee stock purchases related to the Employee Stock Purchase Plan. The Company values restricted stock awards at the closing price of the Company’s shares on the date of grant. For additional information, see Note 8—Shareholders’ Equity. The Company’s determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables, including the risk-free interest rate, the expected dividend yield, the expected option life, and expected volatility over the term of the awards.

Recently adopted accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”) which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 effectively replaces the requirements previously included in ASU 2011-05 and 2011-12. ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. Accordingly, the Company adopted this standard on September 28, 2013. The Company did not have any reclassifications during 2014 that would require additional disclosure under this ASU, and as such the adoption of this ASU did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 2—CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables and amounts due from Beneq under the Purchase Price Note and Component Device Receivable, as discussed in Note 12—Loss on Sale of Assets. The risk in trade accounts receivables is mitigated by the credit worthiness of the companies comprising the Company’s customer base and their dispersion across many different sectors of the electronics industry and geographies. At September 26, 2014, the Company does not believe it had any significant credit risks which are not provided for in the allowance for doubtful accounts. As discussed in Note 12—Loss on Sale of Assets, the Company has determined that as of September 26, 2014 the total receivables due from Beneq (the Purchase Price Note and the Component Device Receivable) were collectible and appropriately valued on the Company’s balance sheet as of that date. Accordingly, no allowance has been recorded against these receivables.

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

The Company also purchases single-source components for which it has no guaranteed alternative source of supply, and an extended interruption in the supply of any of these components could adversely affect the Company’s results of operations. Furthermore, many of the components used in the Company’s products are purchased from suppliers located outside the United States. Trading policies adopted in the future by the United States or foreign governments could restrict the availability of components or increase the cost of obtaining components. Any significant increase in component prices or decrease in component availability could have an adverse effect on the Company’s results of operations. The Company has in the past and may in the future face difficulty ensuring an adequate supply of quality components and materials, such as high resolution glass, used in the Company’s products. In the future the Company may also face difficulties ensuring an adequate supply of rear-projection screens used in its video wall products. The Company is actively engaged in efforts to reduce this risk. In addition, the Company has in the past and may in the future be negatively impacted by certain U.S. International Trade Commission exclusion order bans on imports of certain products that are used in the Company’s manufacturing process. These import bans could affect the Company’s ability to import adequate supplies and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

NOTE 3—EARNINGS PER SHARE

Weighted average basic shares outstanding for the year ended September 26, 2014 were 21,376,000 and weighted average diluted shares outstanding for the year ended September 26, 2014 were 21,667,000. Weighted average basic and diluted shares outstanding for the periods ending September 27, 2013 and September 28, 2012 were 20,757,000 and 20,083,000 shares, respectively. ASC Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and nonvested shares, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the year ended September 26, 2014 the dilutive effect of nonvested stock awards was approximately 291,000 shares. There was no dilutive effect of in-the-money employee stock options for the year ended September 26, 2014. For the year ended September 26, 2014, options and nonvested stock awards amounting to approximately 651,000 shares were excluded from the calculation as their effect would have been antidilutive. There was no dilutive effect of in-the-money employee stock options or nonvested shares totaling 526,000 and 304,000 as of September 27, 2013 and September 28, 2012, respectively, due to the Company incurring a net loss for each of those years then ended. In addition to those shares, for the years ended September 27, 2013 and September 28, 2012, 1,089,000 and 1,379,000 shares, respectively, were excluded from the computation of earnings per share because they were antidilutive under the treasury stock method.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of:

	2014	2013
Buildings	$9,358	$9,401
Machinery and equipment	44,887	43,662

Total property, plant and equipment	54,245	53,063
Less: accumulated depreciation	(49,206)	(46,629)

Net property, plant and equipment	$5,039	$6,434

Net property, plant and equipment by geography were as follows:

	2014	2013
United States	$4,905	$6,323
Other	134	111

Net property, plant, and equipment	$5,039	$6,434

The Company recorded depreciation expense of $1,724, $1,515, and $1,977 in fiscal 2014, 2013, and 2012, respectively.

NOTE 5—OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	2014	2013
Warranty reserve	$3,319	$3,611
Accrued compensation	4,407	3,193
Other	5,248	6,044

	$12,974	$12,848

The Company provides a warranty for its products and establishes an allowance at the time of sale to cover estimated costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

The reconciliation of the changes in the warranty reserve is as follows:

	2014	2013
Balance at beginning of period	$3,611	$3,827
Cash paid for warranty repairs	(3,279)	(4,026)
Provision for current period sales	2,987	3,810

Balance at end of period	$3,319	$3,611

NOTE 6—COMMITMENTS

Most of the Company’s office and manufacturing facilities are subject to long-term operating leases. In connection with certain of these leases which were amended in fiscal 2011, the Company received tenant improvement allowances totaling $790. These lease incentives are being amortized as a reduction of rent expense over the term of the respective leases, which range from five to six years. As of September 26, 2014, $300 of leasehold improvements had been purchased using these allowances and reimbursed by the landlord and $490 had been used as credits against rental payments. As discussed in Note 10—Restructuring Charges, during 2013 the Company recorded restructuring charges related to the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility. The Company recorded a liability related to the estimated present value of the remaining lease payments on the vacated facility less an assumption for sublease income as a result of this action. During the fourth quarter of 2014, the Company recorded an additional restructuring charge associated with this action as the Company evaluated the liability that was recorded in the third quarter of 2013 related to the vacated facility and revised the assumption for sublease income as the Company has been unable to sublease the facility. As a result, the present value of the future minimum annual operating lease payments related to the vacated space have been included in restructuring charges for the years ended September 26, 2014 and September 27, 2013 and other current liabilities and other long-term liabilities as of September 26, 2014 and September 27, 2013. The future minimum annual operating lease payments of $2,339 related to this lease have been included in the table below.

At September 26, 2014, the minimum annual operating lease payments for all operating leases entered into by the Company were:

Fiscal years ending in September
2015	2,790
2016	2,799
2017	1,161
2018	535
2019	100
Thereafter	2,294

$9,679

Total rent expense was $1,831, $2,360, and $3,861 for the years ended September 26, 2014, September 27, 2013, and September 28, 2012, respectively.

NOTE 7—INCOME TAXES

The components of net income (loss) before income taxes consist of the following:

	2014	2013	2012
Domestic	$4,557	$(4,149)	$(10,336)
Foreign	(420)	(2,345)	(5,104)

	$4,137	$(6,494)	$(15,440)

The following table summarizes the provision for U.S. federal, state and foreign taxes on income:

	2014	2013	2012
Current:
Federal	$—	$—	$(351)
State	39	(64)	67
Foreign	48	50	293

	87	(14)	9
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	250	56	733

	250	56	733

	$337	$42	$742

A reconciliation of the differences between the U.S. and federal statutory tax rate and the Company’s effective rate are as follows:

	2014	2013	2012
Computed statutory rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefits	3.2	(3.3)	(3.3)
Non-U.S. income taxed at different rates	2.6	7.6	3.5
Change in valuation allowance	(33.7)	32.5	42.9
Tax contingencies and settlements	0.0	(1.7)	(4.7)
Other items, net	1.0	0.5	1.4

Effective tax rate	8.1%	0.6%	4.8%

The tax effects of temporary differences and carryforwards which gave rise to significant portions of the deferred tax assets and liabilities as of September 26, 2014 and September 27, 2013 were as follows:

	2014	2013
Deferred tax assets:
Inventories	$3,092	$2,449
Deferred revenue	547	905
Warranty reserve	1,269	1,355
Payroll and severance related	344	489
Other reserves	3,766	3,323
Intangibles	7,140	8,081
Accumulated depreciation	800	1,130
Net operating losses	22,202	21,275
Tax credits	9,434	9,520

Gross deferred tax assets	48,594	48,527
Valuation allowance	(47,688)	(47,494)

Deferred tax assets	906	1,033
Deferred tax liabilities:
Accumulated depreciation	—	—

Deferred tax liabilities	—	—

Net deferred tax asset	$906	$1,033

The deferred tax assets and liabilities are recorded in the following balance sheet accounts:

	2014	2013
Other current assets	$449	$567
Other long-term assets	457	466
Other current liabilities	—	—

	$906	$1,033

During fiscal years 2014, 2013, and 2012 the Company recognized no tax benefits related to differences between financial and tax reporting of share based compensation transactions.

The Company establishes a valuation allowance for deferred tax assets, when it is more likely than not that such deferred tax assets will not be realized. During fiscal 2014 an increase of $194 in the valuation allowance was due to the Company’s continued inability to benefit from its Finnish tax assets partially offset by utilization of US tax assets. During fiscal 2013 a decrease of $3,647 in the valuation allowance was due to the expiration of U.S. capital loss carryforwards, offset by the Company’s continued inability to benefit from its U.S. and Finnish tax assets. The Company continues to provide a full valuation allowance against all of its U.S. and Finnish tax assets as the recent cumulative loss is given more weight than projected future income when determining the need for a valuation allowance.

As of September 26, 2014 and September 27, 2013, the Company had $31,636 and $30,795, respectively, in tax assets (tax-effected) resulting from net operating losses (NOLs), capital losses, and tax credits carryforwards. A detailed breakdown of these assets as of September 26, 2014 and September 27, 2013 are as follows:

	2014	2013
Federal net operating losses	$16,650	$16,465
State net operating losses and credits	2,976	2,920
Foreign net operating losses	2,907	2,194
Federal research credits	3,571	3,720
Federal minimum tax credits	249	249
Federal foreign tax credits	5,283	5,247

	$31,636	$30,795

The Federal NOLs and State NOLs and credits expire on various dates through 2033. The Federal research credits expire on various dates through 2034. Finnish NOLs expire on various dates through 2023. Federal minimum tax credits and French NOLs are available indefinitely. The Foreign Tax Credits expire on various dates through 2024. Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of NOLs and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. The Company has not performed a Section 382 analysis to determine the possible limitation of its NOLs. The Company has not provided for additional U.S. federal income and foreign withholding taxes on its undistributed earnings from non-U.S. operations as of September 26, 2014 because such earnings are intended to be reinvested indefinitely outside of the United States. As of September 26, 2014 the cumulative undistributed earnings of these foreign operations were approximately $1,473 and the unrecognized deferred tax liability related to these undistributed earnings was $79.

The Company’s major U.S. jurisdictions under which it operated in fiscal 2014 included Oregon, California, and Texas while major international jurisdictions included Finland and France. The following table summarized the activity related to the Company’s world-wide unrecognized tax benefits:

	2014	2013	2012
Balance at beginning of period	$960	$1,270	$1,993
Increase related to current year tax positions	—	—	—
Increase related to prior year tax positions	—	—	—
Decrease related to current year tax positions	—	—	—
Decrease related to prior year tax positions	—	(310)	(723)

Balance at end of period	$960	$960	$1,270

The total amount of unrecognized tax benefits were $960 at September 26, 2014, of which $378 would affect the Company’s effective tax rate if recognized in future periods. The Company classifies interest and penalties related to uncertain tax positions in income tax expense. For the years ended September 26, 2014, September 27, 2013, and September 28, 2012 the Company had $58, $56, and $175, respectively, of accrued interest related to uncertain tax positions.

The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has settled with the Internal Revenue Service on their examination of all United States federal income tax matters through fiscal year 2008. The Company has also settled the examination of its Finnish tax returns for all tax years through 2007, as well as its French tax returns through fiscal year 2010. The company is subject to numerous ongoing state and foreign tax audits. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $416 within the next twelve months.

NOTE 8—SHAREHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock at $0.01 par value. As of September 26, 2014, no shares of preferred stock had been issued; however, 200,000 shares of Series D Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Company’s Board of Directors.

Employee Stock Purchase Plan

In fiscal 2005 the Company adopted the 2004 Employee Stock Purchase Plan (“the Plan”). The Plan provides that eligible employees may contribute, through payroll deductions, up to 10% of their earnings toward the purchase of the Company’s Common Stock at 85% of the fair market value at specific dates. The fair value of the purchase rights is estimated on the first day of the offering period using the Black-Scholes model. In the second quarter of 2010, the Company’s shareholders approved an amendment to the Plan which increased the number of shares of common stock that may be purchased under the Plan from 400,000 shares to 1,400,000 shares. The final employee purchase under the plan was made on September 26, 2014 and the plan expired on September 29, 2014.

Equity Plans

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

Information regarding these option plans is as follows:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding at September 27, 2013	787,674	$9.35
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(242,038)	10.88

Options outstanding at September 26, 2014	545,636	$8.67

All options outstanding at September 26, 2014 were exercisable. As of September 26, 2014, the total pretax intrinsic value of options outstanding and exercisable was $0 and the options had a weighted average remaining contractual term of 0.8 years.

Restricted stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718). Shares issued generally vest over a one to three year period upon the passage of time, or upon meeting objective performance conditions. The Company issued 943,000 shares of restricted stock to employees and non-employee directors in 2014. In the years ended September 27, 2013 and September 28, 2012 the Company issued 940,500 and 831,500 shares, respectively, to employees and non-employee directors. The weighted average grant date fair value of the restricted stock granted in 2014, 2013, and 2012 was $2.17, $1.45, and $1.92, respectively.

Performance-based restricted stock awards

As of September 26, 2014 approximately 1,144,000 shares of performance-based restricted stock awards remained outstanding. These awards, granted in fiscal 2014 and prior periods, were granted to the Company’s executive officers and other Vice Presidents of the Company, and will vest at levels ranging from 0% of shares granted to 100% of shares granted, dependent upon the achievement of certain internal performance metrics for a term through the end of fiscal 2018.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 27, 2013	1,417,509	$1.86
Granted	943,000	2.17
Vested	(724,139)	1.78
Forfeited	(114,653)	2.05

Restricted stock outstanding at September 26, 2014	1,521,717	$2.08

The total fair value of shares vested in the year ended September 26, 2014 was $1,700. The fair value of shares vested in the years ended September 27, 2013 and September 28, 2012 was $1,324 and $1,434, respectively.

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

Valuation and Expense Information

The Company recognizes compensation expense for all share based payment awards made to its employees and directors including employee stock options, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. The Company calculates the value of employee stock options on the date of grant using the Black-Scholes model. This model is also used to estimate the fair value of employee stock purchases related to the Employee Stock Purchase Plan. The Company values restricted stock awards at the closing price of the Company’s shares on the date of grant. The following table summarizes share based compensation expense related to share based payment awards and employee stock purchases for the years ended September 26, 2014, September 27, 2013, and September 28, 2012, which were allocated as follows:

	2014	2013	2012
Cost of sales	$114	$84	$102

Research and development	58	91	144
Sales and marketing	213	251	203
General and administrative	1,274	1,036	1,155

Share based compensation expense included in operating expenses	1,545	1,378	1,502

Share based compensation expense related to employee stock options, restricted stock, and employee stock purchases	$1,659	$1,462	$1,604

As of September 26, 2014, total future compensation expense related to unvested restricted stock is expected to be $2,103. This expense is anticipated to be recognized over a weighted average remaining period of 3.0 years, through the fourth quarter of fiscal 2018.

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

NOTE 9—401(K) AND PENSION PLAN

All employees in the United States over 21 years of age are eligible to participate in the Company’s 401(k) savings and profit sharing plan. Employees can contribute up to statutory maximums. The Company matches up to 4.0% of each participating employee’s eligible compensation, also subject to statutory maximums. Employer contributions vest immediately. The 401(k) plan expense amounted to $606, $684, and $772 for the years ended September 26, 2014, September 27, 2013, and September 28, 2012, respectively.

The employees of the Company’s foreign subsidiaries located in Finland and France participate in a pension plan in which they receive defined benefit payments upon retirement. Neither the Company nor its direct and indirect foreign subsidiaries in Finland and France sponsor these pension plans, rather they are sponsored by the government of each foreign country. Neither the Finnish nor the French foreign subsidiary has any obligation with respect to such plans, including any obligation to make payments, invest or otherwise manage plan assets or contributions or to pay benefits to employees once they reach retirement age. The only obligation of the foreign subsidiary is to pay premiums to the respective governments’ pension insurance agency. The Company recognized expense of $77, $164, and $1,463 in fiscal years 2014, 2013, and 2012, respectively, related to such plan premiums. As of September 26, 2014 there are no employees employed by the Finnish subsidiary, accordingly, no pension expense is expected after fiscal 2014 for that subsidiary.

NOTE 10—RESTRUCTURING CHARGES

The Company incurred restructuring charges of $662, $3,333, and $922 for the years ended September 26, 2014, September 27, 2013, and September 28, 2012, respectively.

2014 Restructuring Charges

In third quarter of 2013, the Company consolidated its two assembly and integration facilities in the United States into a single facility, as discussed below. In 2014 the Company recorded $40 in accretion of interest expense related to the liability recorded in the third quarter of 2013 for this action. Additionally, in the fourth quarter of 2014 the Company evaluated the liability associated with this action that was recorded in the third quarter of 2013 related to the estimated present value of the remaining lease payments on the vacated facility and revised the assumption for sublease income as a result of not being able to sublease the facility as of September 26, 2014. This revision to the sublease assumption resulted in an additional restructuring charge of $622. The Company continues to actively seek a sub-lease tenant for this facility.

2013 Restructuring Charges

In 2013, the Company recorded $3,333 in net restructuring charges. In the first quarter of 2013, the Company recorded $194 in restructuring charges related to severance benefits estimated for the termination of certain employees who performed manufacturing and general and administrative functions at the Company’s facility in Finland. In the third quarter of 2013, the Company consolidated its two assembly and integration facilities in the United States into a single facility. This action resulted in a net restructuring charge of $2,407 and a liability of $2,649 related to the estimated present value of the remaining lease payments on the vacated facility less an assumption for sublease income. The $2,649 liability was comprised of $546 of existing lease related liabilities and restructuring charges of $2,103. The remaining $304 of net restructuring charges related to reductions in the carrying amounts of leasehold improvements and other property, plant, and equipment disposed of as part of the consolidation. In the fourth quarter of 2013, the Company recorded $732 in net restructuring charges, of which $720 related to the consolidation of its general and administrative, purchasing, and sales functions in Finland. The charge was comprised of $479 for severance benefits and other expenses incurred and $241 for reductions in the carrying amounts of property, plant, and equipment disposed of as part of the consolidation.

2012 Restructuring Charges

In 2012, the Company recorded $922 in net restructuring charges. In the second quarter of 2012, the Company recorded $518 in net restructuring charges, including $575 in charges related to severance benefits estimated for the termination of certain employees who performed manufacturing, engineering, sales, marketing, and general and administrative functions for the Company. During the second quarter, the Company also determined that severance benefits related to previously recorded charges would be less than initially estimated, resulting in a $57 reduction in operating expenses and the liability. During the fourth quarter of 2012, the Company recorded $404 in net restructuring charges related to severance benefits for certain employees, primarily in the sales and marketing functions of the Company.

The changes in the restructuring amounts included in accrued compensation, other current liabilities, and other long-term liabilities were as follows:

	Accrued Compensation	Other Current Liabilities	Other Long-term Liabilities
Balance as of September 30, 2011	$1,717	$184	$—
Additional charges	979	—	—
Revisions to original estimate	(57)	—	—
Cash paid	(2,056)	(116)	—

Balance as of September 28, 2012	$583	$68	$—
Additional charges	597	868	1,322
Reclassification from existing vacation liabilities	49	—	—
Reclassification from existing deferred rent liabilities	—	—	546
Reclassifications from other long-term liabilities to other current liabilities	—	217	(217)
Cash paid	(746)	(330)	—

Balance as of September 27, 2013	$483	$823	$1,651
Additional charges	—	147	475
Accretion of interest expense	—	40	—
Reclassifications from other long-term liabilities to other current liabilities	—	464	(464)
Cash paid	(467)	(769)	—

Balance as of September 26, 2014	$16	$705	$1,662

During fiscal years 2014, 2013, and 2012 the Company paid cash of $1,236, $1,076, and $2,172, respectively, related to severance, contractual liabilities and lease termination costs. The remaining amounts in accrued compensation are expected to be paid in the first quarter of fiscal 2015. Amounts in other current liabilities and other long-term liabilities are expected to be paid in fiscal 2015 through 2018.

NOTE 11—BORROWINGS

Credit Facility

The Company entered into a new credit agreement with Silicon Valley Bank in the first quarter of fiscal 2014, resulting in the termination of its prior credit agreement with Bank of America. The Company’s credit agreement with Silicon Valley Bank allows for borrowing up to 80% of its eligible accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement has interest rates ranging from LIBOR + 2.25% to Prime + 0.75%, expires on November 21, 2015, and is secured by substantially all of the assets of the Company. As of September 26, 2014, the Company’s borrowing capacity was $12.0 million, of which approximately $0.7 million was committed through standby letters of credit related to the Company’s capital lease obligations. There were no amounts outstanding under the Company’s credit agreement as of September 26, 2014 and September 27, 2013. The credit agreement contains certain financial covenants, with which the Company was in compliance as of September 26, 2014.

Capitalized Leases

During 2013 and 2012, the Company entered into capital leases for portions of the information technology software associated with the replacement of the Company’s ERP system, which was placed into service during the third quarter of 2013. Additionally, the Company has another capital lease, relating to information technology hardware.

Future minimum payments under capital lease obligations at September 26, 2014 are as follows:

2015	$398
2016 and thereafter	—

Total minimum lease payments	398
Less amounts representing interest	4

Present value of net minimum lease payments	394
Less current portion	394

Long-term portion of obligations	$—

NOTE 12—LOSS ON SALE OF ASSETS

In the first quarter of 2013 the Company sold the assets and liabilities associated with its EL product line to Beneq Products for a base sale price of $6.5 million, of which $3.9 million was paid in cash at closing, with the remaining $2.6 million held as two promissory notes (collectively, “Purchase Price Note”). The Purchase Price Note is included in other current assets and other assets as of September 26, 2014. The term of the note is five years with principal payments due annually beginning on November 30, 2014. The note accrued interest at 8% annually in the first year, after which the interest rate increased to 15% annually. In the third quarter of 2014, in connection with the Settlement Agreement described below, the interest rate on the Purchase Price Note was reduced to 10% annually, with interest payments now due in advance on the first day of each month. The transaction terms also provide for up to $3.5 million in additional cash consideration, which may be earned based upon the EL business achieving certain financial results in calendar years 2013 through 2015. As a result of this transaction the Company recorded a loss on sale of $1.3 million in fiscal 2013. The loss recognized included transaction costs that were comprised primarily of legal and other professional services fees. The sale of these assets and liabilities did not constitute a disposal of a component of the Company as defined by ASC Topic 205, “Presentation of Financial Statements.”

Under the terms of the sale of assets agreement entered into by the Company in conjunction with the sale of the assets and liabilities associated with the EL product line, the Company transferred to Beneq Products certain non-cancelable component purchase commitments with third party vendors. Subsequent to the closing of the transaction, the Company learned that a vendor would not cooperate in the transfer to Beneq Products of such purchase commitments and demanded performance by Planar. In the third quarter of 2014, the Company entered into an agreement with this vendor (“Vendor Agreement”) related to such purchase commitments. As a part of the Vendor Agreement, the Company agreed to take delivery and ownership of €2.9 million ($3.9 million based on the EUR to USD exchange rate as of the agreement date) of electronic component devices. Delivery of these components and payment to the vendor were both completed in the third quarter of 2014. In the third quarter of

2014, the Company also entered into a settlement agreement (“Settlement Agreement”) with Beneq Products and Beneq Oy, the parent company of Beneq Products (collectively “Beneq”) establishing the terms under which the component inventory will be transferred to and paid for by Beneq (“Component Device Receivable”).

As a result of the Vendor and Settlement Agreements, the Company’s financial position was impacted by a reduction in cash, an increase in other current assets, and an increase in other assets as of September 26, 2014.

On October 23, 2014, subsequent to the end of fiscal 2014, Beneq Products informed the Company that it would not pay, when due on November 30, 2014, the first principal payment of $0.7 million due under the Purchase Price Note. Beneq Products sought to exercise its right under the Purchase Price Note to reschedule, on a single occasion, the due date of a payment to a date not later than 180 days after the November 30, 2014 due date and requested that the Company agree to waive the penalty interest payable under the Purchase Price Note in connection with the exercise of its right to delay payment. Under the terms of the Purchase Price Note, Beneq Products had agreed that, upon its exercise of the right to delay payment, it would pay a penalty equal to 12 months interest on the entire loan balance. The Company has agreed to allow Beneq Products to exercise its right to delay repayment of the initial principal payment for up to 180 days in consideration for the payment of penalty interest equal to an additional 2% on the deferred balance in lieu of the penalty amount set forth in the Purchase Price Note.

Management has reviewed the total $5.7 million due from Beneq. Given Beneq Oy’s guarantee of the obligations of Beneq Products under the Purchase Price Note, the Company’s security interest in assets of each of Beneq Products and Beneq Oy and information provided by Beneq relating to its efforts to take actions that would enhance its ability to perform the obligations under the Purchase Price Note and the Settlement Agreement, the Company continues to believe the receivables due from Beneq are appropriately valued based on the Company’s best estimate of collectibility. Based on this evaluation, the Company has determined that as of September 26, 2014 the total receivables due from Beneq (the Purchase Price Note and the Component Device Receivable) were collectible and appropriately valued on the Company’s balance sheet as of that date. Accordingly, no allowance has been recorded against these receivables.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a—15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of September 26, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a—15(f)) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Certain information required by Part III is incorporated by reference from the Company’s definitive proxy statement (the “Proxy Statement”) for its 2015 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, which the Company will file not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.	Directors, Executive Officers, and Corporate Governance of Planar Systems, Inc.

The information set forth under the captions “Corporate Governance,” “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement is incorporated by reference into this Report.

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

The information set forth under the captions “Director Compensation,” and “Executive Compensation” appearing in the Proxy Statement is incorporated by reference into this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” appearing in the Proxy Statement is incorporated by reference into this Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” appearing in the Proxy Statement is incorporated by reference into this Report.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Ratify Appointment of Independent Registered Public Accounting Firm” appearing in the Proxy Statement is incorporated by reference into this Report.

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

The independent registered public accounting firm report with respect to the above-listed financial statements appears on page 36 of this Report.

(a)(3) Exhibits

New Exhibit Number	Title

3.1	Second Restated Articles of Incorporation of Planar Systems, Inc. (1)

3.2	Second Restated Bylaws of Planar Systems, Inc. (5)

3.3	Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (2)

3.4	Second Amendment to Second Restated Articles of Incorporation of Planar Systems, Inc. (3)

3.5	Fourth Amendment to Second Restated Bylaws of Planar Systems, Inc. (13)

3.6	Fifth Amendment to Second Restated Bylaws of Planar Systems, Inc. (23)

4.1	Specimen stock certificate (1)

4.2	Rights Agreement dated as of February 3, 2006 between Planar Systems, Inc. and Mellon Investor Services, LLC. (3)

10.1	1996 Stock Incentive Plan* (4)

10.2	Planar Systems, Inc. 1999 Nonqualified Stock Option Plan* (5)

10.3	Planar Systems, Inc. Deferred Compensation Plan* (5)

10.4	Lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (6)

10.5	Addendum to lease agreement dated August 23, 2001 between Amberjack, Ltd. and Planar Systems, Inc. (6)

10.6	Executive Employment Agreement by and between Planar Systems, Inc. and Gerald Perkel dated September 26, 2005* (7)

10.7	Amended and Restated Planar Systems, Inc. 1993 Stock Option Plan for Nonemployee Directors (8)

10.8	Clarity Visual Systems, Inc. 1995 Stock Incentive Plan* (9)

10.9	Lease Agreement dated as of December 27, 2006 between Techpointe Commons and Planar Systems, Inc. (10)

10.10	Terms of Employment between Planar Systems, Inc. and Stephen Going dated as of January 22, 2007* (11)

New Exhibit Number	Title

10.11	Form of Executive Severance Agreement dated and effective as of June 25, 2007 (Stephen Going)* (12)

10.12	Planar Systems, Inc. 2007 New Hire Incentive Plan* (16)

10.13	Lease agreement dated as of September 20, 2007 between Equastone Amberglen, LLC and Planar Systems, Inc. (14)

10.14	Form of Indemnification Agreement for Officers and Directors (15)

10.15	Planar Systems, Inc. 2009 Incentive Plan* (17)

10.16	Planar Systems, Inc. 2004 Employee Stock Purchase Plan as amended February 16, 2010* (25)

10.17	Planar Amberglen 1195 Building Second Amendment to Lease by and between Planar Systems, Inc. and Amberglen Properties Limited Partnership, dated as of October 14, 2010 (18)

10.18	Planar Amberglen 1400 Building First Amendment to Lease by and between Planar Systems, Inc. and Amberglen Properties Limited Partnership, dated as of October 14, 2010 (18)

10.19	First Amendment to Lease by and between Planar Systems, Inc. and St. Paul Fire and Marine Insurance Company, dated as of May 1, 2011 (19)

10.20	Form for Restricted Stock Award Notice between Planar Systems, Inc. and Gerald Perkel and Stephen Going, dated October 1, 2011* (20)

10.21	Agreement by and among Planar Systems, Inc. and Red Oak Partners, LLC, a New York limited liability company, and certain of its affiliates named in the Agreement, dated January 27, 2012 (21)

10.22	Form for Restricted Stock Award Notice between Planar Systems, Inc. and J. Michael Gullard, Carl W. Neun, David Sandberg, Gregory H. Turnbull, and Steven E. Wynne, dated as of June 28, 2012* (22)

10.23	Amendment to Planar Systems, Inc. 2009 Incentive Plan* (24)

10.24	Sale of Assets Agreement by and among Planar Systems, Inc., Planar Systems Oy and Beneq Products Oy dated as of November 30, 2012 (26)

10.25	Loan and Security Agreement dated as of November 21, 2013 by and between Silicon Valley Bank, Planar Systems, Inc., Clarity, a Division of Planar Systems, Inc., Planar China LLC, and Planar Taiwan LLC (27)

10.26	Second Amended and Restated Key Employee Severance Agreement between Planar Systems, Inc. and Ryan W. Gray, dated as of November 25, 2014

10.27	Indemnification Agreement between Planar Systems, Inc. and Ryan W. Gray, dated as of November 25, 2014

21.0	Subsidiaries of Planar Systems, Inc.

23.0	Consent of KPMG LLP, Independent registered public accounting firm

24.0	Power of Attorney (included on Signature Page)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

New Exhibit Number	Title

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-71020), declared effective on December 15, 1993.
2	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 27, 1996.
3	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on February 9, 2006.
4	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 26, 1997.
5	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 24, 1999.
6	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2001.
7	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
8	Incorporated by reference to the Company’s Proxy Statement dated December 22, 2005 filed on December 29, 2005.
9	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-138064) filed on October 18, 2006.
10	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2006.
11	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
12	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2007.
13	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007.
14	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2007.
15	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 28, 2008.
16	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2007.
17	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2009.
18	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
19	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011.
20	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2011.
21	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 27, 2012.

22	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.
23	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2012.
24	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 21, 2012.
25	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 28, 2012.
26	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 5, 2012.
27	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 27, 2013.

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC

November 26, 2014	By:	/s/ RYAN W. GRAY
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

/s/ GERALD K. PERKEL Gerald K. Perkel	President, Chief Executive Officer, Director (Principal Executive Officer)	November 26, 2014

/s/ RYAN W. GRAY Ryan W. Gray	Vice President, Finance and Chief Financial Officer, (Principal Financial and Accounting Officer)	November 26, 2014

/s/ MICHAEL GULLARD J. Michael Gullard	Chairman	November 26, 2014

/s/ HAROLD HUGHES Harold Hughes	Director	November 26, 2014

/s/ DAVID SANDBERG David Sandberg	Director	November 26, 2014

/s/ GREGORY H. TURNBULL Gregory H. Turnbull	Director	November 26, 2014

/s/ SAMIR I. KHOURY Samir I. Khoury	Director	November 26, 2014

/s/ RICHARD S. HILL Richard S. Hill	Director	November 26, 2014