Form 10-Q
period 2014-12-26
PLANAR SYSTEMS INC
filed 2015-02-04
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the Quarter Ended December 26, 2014

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

Number of common stock outstanding as of January 30, 2015

22,408,547 shares, no par value per share

PLANAR SYSTEMS, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Dec. 26, 2014	Sept. 26, 2014
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$14,907	$13,068
Accounts receivable, net of allowance for doubtful accounts of $386 at Dec. 26, 2014 and $469 at Sept. 26, 2014	28,223	28,333
Inventories (Note 2)	28,798	26,805
Other current assets (Note 9)	5,119	3,909

Total current assets	77,047	72,115
Property, plant and equipment, net	4,716	5,039
Other assets (Note 9)	5,829	7,250

	$87,592	$84,404

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,674	$18,176
Current portion of capital leases	161	394
Deferred revenue	1,336	1,637
Other current liabilities (Notes 5 and 6)	13,156	12,974

Total current liabilities	34,327	33,181
Other long-term liabilities (Note 5)	4,341	5,189

Total liabilities	38,668	38,370
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 30,000,000 shares; 21,898,047 and 21,680,975 issued shares at Dec. 26, 2014 and Sept. 26, 2014, respectively	189,096	188,127
Retained deficit	(135,934)	(138,508)
Accumulated other comprehensive loss	(4,238)	(3,585)

Total shareholders’ equity	48,924	46,034

	$87,592	$84,404

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
	Dec. 26, 2014	Dec. 27, 2013
	(In thousands, except share data)
Sales	$55,780	$40,455
Cost of sales	41,374	30,723

Gross profit	14,406	9,732
Operating expenses:
Research and development, net	1,632	1,244
Sales and marketing	6,088	4,673
General and administrative	3,985	3,267
Restructuring charges (Note 5)	10	11

Total operating expenses	11,715	9,195

Income from operations	2,691	537
Non-operating income (expense):
Interest, net	139	53
Foreign exchange, net	268	(43)
Other, net	104	175

Net non-operating income	511	185

Income before income taxes	3,202	722
Provision for income taxes (Note 7)	113	92

Net Income	3,089	630

Net income per share
Basic (Note 3)	$0.14	$0.03

Diluted (Note 3)	$0.14	$0.03

Average shares outstanding—basic (Note 3)	21,770	21,113
Average shares outstanding—diluted (Note 3)	22,310	21,416

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	Dec. 26, 2014	Dec. 27, 2013
	(In thousands)
Net income	$3,089	$630
Other comprehensive income (loss):
Foreign currency translation adjustments	(653)	203
Amounts reclassified from accumulated other comprehensive income	—	—

Comprehensive income	$2,436	$833

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	Dec. 26, 2014	Dec. 27, 2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,089	$630
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	398	478
Restructuring charges	10	11
Shared based compensation	944	414
Decrease in accounts receivable, net	36	1,104
Increase in inventories	(2,000)	(1,520)
Increase in other assets	(143)	(791)
Increase in accounts payable	1,506	740
Decrease in deferred revenue	(296)	(290)
Increase (decrease) in other liabilities	(603)	513

Net cash provided by operating activities	2,941	1,289
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(143)	(120)
Proceeds from Beneq receivables (Note 9)	188	—

Net cash provided by (used in) investing activities	45	(120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligations	(230)	(57)
Value of shares withheld for tax liability	(515)	(63)
Net proceeds from issuance of capital stock	25	84

Net cash used in financing activities	(720)	(36)
Effect of exchange rate changes on cash	(427)	74

Net increase in cash	1,839	1,207
Cash at beginning of period	13,068	11,971

Cash at end of period	$14,907	$13,178

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in such financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 26, 2014. All references to a year or a quarter in these notes are to the Company’s fiscal year or quarter in the period stated.

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

The accompanying financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The results of operations from the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending September 25, 2015.

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”) which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Accordingly, the Company adopted this standard during the first quarter ended December 26, 2014, see Note 7 – Income Taxes for disclosure of the impact of adopting the provisions of this ASU.

NOTE 2 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Dec. 26, 2014	Sep. 26, 2014
Raw materials	$16,370	$16,398
Work in process	255	52
Finished goods	12,173	10,355

	$28,798	$26,805

NOTE 3 – EARNINGS PER SHARE

Weighted average basic shares outstanding for the three months ended December 26, 2014 and December 27, 2013 were 21,770,000 and 21,113,000, respectively. Diluted shares outstanding for the three months ended December 26, 2014 and December 27, 2013 were 22,310,000 and 21,416,000, respectively. The FASB Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding includes the dilutive effect of in-the-money options and nonvested shares, which is calculated based on the average closing share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three months ended December 26, 2014 and December 27, 2013 the dilutive effect of nonvested stock awards was approximately 540,000 and 303,000, respectively. There was no dilutive effect of in-the-money employee stock options for the three months ended December 26, 2014 or the three months ended December 27, 2013. For the three months ended December 26, 2014 and December 27, 2013 options and nonvested stock awards amounting to approximately 519,000 shares and 775,000 shares, respectively, were excluded from the calculation as their effect would have been anti-dilutive.

NOTE 4 – SHAREHOLDERS’ EQUITY

In the first quarter of fiscal 2010 the Company adopted the 2009 Incentive Plan (the “2009 Plan”). The 2009 plan replaced the Company’s Amended and Restated 1993 Stock Incentive Plan for Nonemployee Directors, the Clarity Visual Systems, Inc. 1995 Plan, the Clarity Visual Systems, Inc. Non-Qualified Stock Option Plan, the 1996 Stock Incentive Plan, the 1999 Non-Qualified Stock Option Plan, the 2007 New Hire Incentive Plan, as well as any individual inducement awards, which are collectively referred to as the “Prior Plans.” The 2009 Plan authorizes the issuance of 1,300,000 shares of common stock. In addition, up to 2,963,375 shares subject to awards outstanding under the Prior Plans at the time the 2009 Plan was approved became available for issuance under the 2009 Plan to the extent that these shares cease to be subject to the original awards (such as by expiration, cancellation or forfeiture of the awards). In the fourth quarter of 2012, shareholders approved an amendment to the 2009 Plan, authorizing the issuance of an additional 1,700,000 shares of common stock. The maximum number of shares that may be issued under the 2009 Plan is 5,963,375 shares, including shares available from the Prior Plans.

Stock Options

The 2009 Plan provides for the granting of stock options, which generally vest and become exercisable over a three-year period and expire seven to ten years after the date of grant. Options were last granted in the second quarter of fiscal 2008.

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at September 26, 2014	545,636	$8.67
Granted	—	—
Exercised	(4,402)	5.86
Forfeited	—	—
Expired	(164,299)	9.57

Options outstanding at December 26, 2014	376,935	$8.31

All options outstanding at December 26, 2014 were exercisable. As of December 26, 2014, the total pretax intrinsic value of options outstanding and options exercisable was $90 and the options had a weighted average remaining contractual term of 0.9 years.

Restricted Stock

The 2009 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718, “Compensation – Stock Compensation”). Shares issued generally vest over a one to three year period upon the passage of time, or upon meeting objective performance conditions.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 26, 2014	1,521,717	$2.08
Granted	655,000	3.87
Vested	(322,976)	1.96
Forfeited	—	—

Restricted stock outstanding at December 26, 2014	1,853,741	$2.72

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payment awards and employee stock purchases for the three months ended December 26, 2014 and December 27, 2013. The expense was allocated as follows:

	Three Months Ended Dec. 26, 2014	Three Months Ended Dec. 27, 2013
Cost of sales	$77	$25

Research and development	$22	$9
Sales and marketing	191	37
General and administrative	654	343

Share based compensation expense included in operating expenses	$867	$389

Share based compensation expense related to employee stock options, restricted stock awards and employee stock purchase plan	$944	$414

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

NOTE 5 – RESTRUCTURING CHARGES

In fiscal 2013 the Company consolidated its two assembly and integration facilities in the United States into a single facility and recorded a liability related to the estimated present value of the remaining lease payments on the vacated facility less an assumption for sublease income. In 2014 the Company evaluated the liability associated with this action and revised the assumption for sublease income as a result of not being able to sublease the facility. The Company continues to actively seek a sublease tenant for this facility. For the three months ended December 26, 2014 and December 27, 2013, the Company recorded $10 and $11, respectively, in accretion of interest expense related to the liability recorded for this action. The remaining liability from this action is included in other current liabilities and other long-term liabilities.

Restructuring charges related to previously recorded charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities	Other Long-term Liabilities
Balance as of September 26, 2014	$16	$705	$1,662
Accretion of interest expense	—	10	—
Cash paid	(16)	(182)	—
Reclassifications from other long-term liabilities to other current liabilities	—	170	(170)

Balance as of December 26, 2014	$—	$703	$1,492

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Dec. 26, 2014	Sept. 26, 2014
Warranty reserve	$3,406	$3,319
Accrued compensation	4,044	4,407
Other	5,706	5,248

Total	$13,156	$12,974

The Company provides a warranty for its products and establishes an allowance at the time of sale which the Company believes, based on its best estimates, is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

A reconciliation of the changes in the warranty reserve is as follows:

Three months ended Dec. 26, 2014
Balance at beginning of period	$3,319
Cash paid for warranty repairs	(1,493)
Provision for current period sales	1,580

Balance at end of period	$3,406

NOTE 7 – INCOME TAXES

The provision for income taxes for the first quarter of fiscal 2015 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision for income taxes is the result of a mix of profits and losses the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax provisions of $113 and $92 for the three months ended December 26, 2014 and December 27, 2013, respectively, were generated by a mix of tax expense in foreign jurisdictions and state taxes. For the three months ended December 26, 2014 and December 27, 2013 the effective tax rates of 3.5% and 12.7%, respectively, differ from the federal statutory rate due to the valuation allowance on Finnish losses, and by generating U.S. income that can make use of NOL’s which previously had valuation allowances recorded against them.

Each quarter the Company assesses and evaluates a number of factors in determining whether the weight of available evidence supports the recognition of some or all of the deferred tax assets. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its U.S. deferred tax assets, and in the third quarter of fiscal 2012 the Company recorded a valuation allowance against its Finnish deferred tax assets due to its cumulative three year operating loss in Finland. As of December 26, 2014 the Company continued to place a valuation allowance against its U.S. and Finnish deferred tax assets. While a valuation allowance was still in place for financial statement purposes as of December 26, 2014, the valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

During the first quarter of fiscal 2015 the Company implemented ASU 2013-11. The Company presents an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward. The implementation of ASU 2013-11 had no impact on the Company’s income statement. The implementation of ASU changed the balance sheet presentation of unrecognized tax benefits at December 26, 2014 by reducing Other Current Assets and Other Assets by $117 and $457 respectively, and by reducing Other Liabilities by $574.

During the three months ended December 26, 2014 there was no change to the amount of unrecognized tax benefits under ASC Topic 740, “Income Taxes.” The Company is subject to taxation primarily in the United States, Finland, and France, as well as in certain states (including Oregon and California) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has effectively settled with the Internal Revenue Service on their examination of all United States federal income tax matters through fiscal year 2008. The Company has also settled examinations of both its Finnish tax returns for all tax years through 2007, as well as its French tax returns through fiscal year 2010.

NOTE 8 – BORROWINGS

The Company’s credit agreement allows for borrowing up to 80% of its eligible accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement has interest rates ranging from LIBOR + 2.25% to Prime + 0.75%, expires on November 21, 2015, and is secured by substantially all of the assets of the Company. As of December 26, 2014 the Company’s current borrowing capacity was $12.0 million, of which approximately $0.3 million is committed through standby letters of credit related to the Company’s capital lease obligations. There were no amounts outstanding under the Company’s credit agreement as of December 26, 2014 and September 26, 2014. The credit agreement contains certain financial covenants, with which the Company was in compliance as of December 26, 2014.

NOTE 9 – BENEQ RECEIVABLES

In fiscal 2013 the Company sold the assets and liabilities associated with its electroluminescent (“EL”) product line to Beneq Products Oy (“Beneq Products”) for a base sale price of $6.5 million, of which $3.9 million was paid in cash at closing, with the remaining $2.6 million held as two promissory notes (collectively, “Purchase Price Note”). The term of the note is five years with principal payments due annually beginning in November 2014. The note accrues interest at 10% annually, with interest payments due in advance on the first day of each month.

In October 2014, Beneq Products informed the Company that it would not pay, when due on November 30, 2014, the first principal payment of $0.7 million due under the Purchase Price Note. Beneq Products sought to exercise its right under the Purchase Price Note to reschedule, on a single occasion, the due date of a payment to a date not later than 180 days after the November 30, 2014 due date and requested that the Company agree to waive the penalty interest payable under the Purchase Price Note in connection with the exercise of its right to delay payment. Under the terms of the Purchase Price Note, Beneq Products had agreed that, upon its exercise of the right to delay payment, it would pay a penalty equal to 12 months interest on the entire loan balance. The Company has agreed to allow Beneq Products to exercise its right to delay repayment of the initial principal payment for up to 180 days in consideration for the payment of penalty interest equal to an additional 2% on the deferred balance in lieu of the penalty amount set forth in the Purchase Price Note.

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

The Purchase Price Note and the Component Device Receivable are included in other current assets and other assets as of December 26, 2014 and September 26, 2014.

Other current assets consist of:

	Dec. 26, 2014	Sept. 26, 2014
Purchase Price Note Receivable from Beneq, current portion	$1,300	$650
Component Device Receivable from Beneq, current portion	549	382
Other	3,270	2,877

Total	$5,119	$3,909

Other assets consist of:

	Dec. 26, 2014	Sept. 26, 2014
Purchase Price Note Receivable from Beneq, non-current portion	$1,300	$1,950
Component Device Receivable from Beneq, non-current portion	2,256	2,741
Other	2,273	2,559

Total	$5,829	$7,250

Management has reviewed the total $5.4 million due from Beneq. Given Beneq Oy’s guarantee of the obligations of Beneq Products under the Purchase Price Note, the Company’s security interest in assets of each of Beneq Products and Beneq Oy and information provided by Beneq relating to its efforts to take actions that would enhance its ability to perform the obligations under the Purchase Price Note and the Settlement Agreement, the Company continues to believe the receivables due from Beneq are appropriately valued based on the Company’s best estimate of collectability. Based on this evaluation, the Company has determined that as of December 26, 2014 the total receivables due from Beneq (the Purchase Price Note and the Component Device Receivable) were collectible and appropriately valued on the Company’s balance sheet as of that date. Accordingly, no allowance has been recorded against these receivables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended September 26, 2014.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. Forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. Forward looking statements include, among others: expectations about the growth of the digital signage display market; beliefs about and continued focus on digital signage products and efforts to transition the Company’s focus, strategic direction, and resources; work to diversify the Company’s supplier base; expectations regarding the future impact of accounting measures; the possibility (and timing) of decreases in the Company’s uncertain tax positions; and the collectability of the purchase price note and component device receivable due from Beneq. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the risk factors included in Part II, Item 1A of this Report and the following, could cause actual results to differ materially from the forward-looking statements: poor or weakened domestic and international business and economic conditions; changes or reductions in the demand or order rates for products in the various display markets served by the Company; any delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; the extent and timing of any additional expenditures by the Company to address business growth opportunities; any inability to reduce costs or to do so quickly enough, in either case, in response to reductions in revenue; the ability of the Company to successfully implement any cost reduction initiatives or generally cause ongoing operating expenses to be maintained at levels permitting Company profitability; adverse impacts on the Company or its operations relating to or arising from any inability to fund desired expenditures, including due to difficulties in obtaining necessary financing; changes in the flat-panel monitor and digital signage industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or the ability to keep pace with technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods including as a result of existing work slowdowns at certain U.S. West Coast ports or other labor unrest at import facilities and natural disasters and future production variables resulting in excess inventory. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company reaffirms the critical accounting policies and use of estimates reported in its Form 10-K for the year ended September 26, 2014.

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

• Tiled LCD Systems (Matrix and Mosaic): Planar’s ultra-narrow bezel LCD display systems allow customers to create flat, large video walls for a number of applications including ambience, advertising, architectural and brand promotion. These systems are being deployed in a wide range of markets including retail, hospitality, commercial, sports venues and airports, as well as in markets traditionally served by rear-projection cubes, such as control rooms. Planar’s solutions utilize specialized LCD panels and “tile” them together using video processing to create large video wall displays. Products offered are well suited to these applications as they are designed for simple installation, easy and cost effective maintenance and off-boarding of power and video processing. The Company offers and supports a growing number of sizes and resolutions of ultra-narrow bezel displays, including touch panels, which can be utilized in creating a wide variety of video wall solutions. Beginning in the three month period ended December 26, 2014, the sales of tiled LCD systems also includes sales of Visual Control Stations (“VCS”) video processing solutions that were previously reported in the sales of rear-projection cube displays.

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

Overview of Results

In the three months ended December 26, 2014, the Company continued to experience strong demand for its digital signage products as the Company achieved significant growth in its digital signage product offerings, including UltraRes, tiled LCD systems, and a portfolio of LCD commercial flat panel displays. The Company believes the overall market for digital signage products is currently growing and will continue to grow in the future.

The Company recorded sales of $55.8 million in the three months ended December 26, 2014 (the “first quarter of 2015”), which was an increase of $15.3 million or 37.9% as compared to sales of $40.5 million in the three months ended December 27, 2013 (the “first quarter of 2014”). The increase in sales in the first quarter of 2015 as compared to the first quarter of 2014 was primarily the result of a $10.8 million or 56.9% increase in sales of digital signage products to $29.8 million in the first quarter of 2015 from $19.0 million in the first quarter of 2014. This increase was also due to a $4.5 million or 21.1% increase in sales of commercial and industrial products to $26.0 million in the first quarter of 2015 from $21.5 million in the first quarter of 2014.

Income from operations was $2.7 million in the first quarter of 2015 as compared to a $0.5 million in the first quarter of 2014. The improvement in income from operations in the three months ended December 26, 2014 was primarily due to an increase in gross profit of $4.7 million or 48.0%, which was partially offset by an increase in operating expenses of $2.5 million or 27.4%. The increase in gross profit was primarily the result of lower labor and overhead expenses as a percentage of revenue driven by improved capacity utilization, increased sales of digital signage products and higher gross profit rates on these sales as compared to the first quarter of 2014, as well as a change in the mix of products sold towards higher margin digital signage products, as the Company continued to execute its strategy to focus on the market for digital signage products. The increase in operating expenses was primarily driven by a $1.4 million increase in sales and marketing expenses, a $0.7 million increase in general and administrative expenses, and a $0.4 million increase in net research and development expenses.

Net income was $3.1 million or $0.14 per basic and diluted share in the first quarter of 2015 as compared to $0.6 million or $0.03 per basic and diluted share in the first quarter of 2014. The improvement in net income for the three months ended December 26, 2014 was due primarily to the improvement in income from operations.

Sales

For the three months ended December 26, 2014, the Company’s sales increased $15.3 million or 37.9% to $55.8 million from $40.5 million for the three months ended December 27, 2013. The increase was due to an increase in sales of both digital signage products and commercial and industrial products. The increase in sales of digital signage products of $10.8 million or 56.9% was due primarily to an increase in the sales volume of tiled LCD video wall systems and an increase in the average selling prices (“ASPs”) of signage monitors, which was driven by a shift in the mix of products sold towards higher priced large format displays. The increase in sales of commercial and industrial products of $4.5 million or 21.1% was due primarily to an increase in the ASPs of custom displays and an increase in the sales volume of desktop monitors. These increases were partially offset by a decrease in sales of high-end home products, touch monitors, and rear-projection cubes. A summary of the major components of sales for the first quarter of 2015, including changes in sales from the first quarter of 2014 due to changes in volumes and ASPs is as follows:

Sales for the Three Months Ended December 26, 2014

	Three months ended			%	% Change in	% Change in
	Dec. 26, 2014	Dec. 27, 2013	$ Change	Change	Volumes(1)	ASPs(1)
	(In millions, except percentages)
Digital Signage Product Sales
Tiled LCD systems	$21.0	$13.5	$7.5	55.6%	71.1%	-9.0%
Signage monitors	8.8	5.5	3.3	60.0%	-14.6%	87.3%

Total Digital Signage Product Sales	29.8	19.0	10.8	56.9%	—	—
Commercial & Industrial Sales
Custom commercial & industrial	8.3	3.3	5.0	152.6%	-8.2%	187.3%
Desktop monitors	9.2	8.1	1.1	14.4%	18.3%	-1.1%
Touch monitors	2.9	3.2	(0.3)	-10.7%	-3.0%	-4.4%
Rear-projection cubes	4.8	5.0	(0.2)	-3.6%	7.6%	-7.9%
High-end home	0.8	1.7	(0.9)	-51.1%	-51.9%	-9.4%
Other	—	0.2	(0.2)	-96.3%	—	—

Total Commercial & Industrial Sales	26.0	21.5	4.5	21.1%	—	—

Total Sales	$55.8	$40.5	$15.3	37.9%	—	—

(1)	Due to the significant differences in volumes and ASPs for each product category, changes in volumes and ASPs have not been included for the “Other” categories or subtotals.

For the three months ended December 26, 2014, the increase in volumes sold of tiled LCD video wall systems, including Matrix and Mosaic, was due primarily to increased demand for indoor video wall systems, while the decrease in ASPs of tiled LCD video wall systems was due primarily to a change in the mix of products sold towards certain Matrix products with lower ASPs. The increase in ASPs of signage monitors was due primarily to a change in the mix of products sold towards higher priced large format UltraRes products, while the decrease in volumes sold of signage monitors was due to decreased customer demand for touch signage products. The increase in ASPs of custom commercial and industrial products were due primarily to a shift in the mix of products sold in the first three months of 2015 towards certain custom products with higher ASPs as compared to the custom products that were sold in the first three months of 2014. The increase in volumes sold of desktop monitors was due to increased customer demand for desktop monitors. The decrease in high-end home product volumes sold was due to continued declines in demand for high-end projection home theater systems, while the decrease in high-end home ASPs was due primarily to a change in product mix toward lower priced product offerings.

Sales by Geographic Region

					% of Total Sales
	Three months ended				Three months ended
	Dec. 26, 2014	Dec. 27, 2013	$ Change	% Change	Dec. 26, 2014	Dec. 27, 2013
	(In millions, except percentages)
Domestic sales (United States)	$42.5	$31.3	$11.2	36.0%	76.2%	77.3%
International sales	13.3	9.2	4.1	44.2%	23.8%	22.7%

Total sales	$55.8	$40.5	$15.3	37.9%

Domestic (United States) sales increased $11.2 million or 36.0% to $42.5 million in the first quarter of 2015 from $31.3 million in the first quarter of 2014. The increase in domestic sales for the three months ended December 26, 2014 was due primarily to an increase in sales of digital signage products, custom commercial and industrial products, and desktop monitors, which was partially offset by a decrease in sales of rear-projection cubes and high-end home products. These increases and decreases in the domestic product sales were primarily due to the reasons discussed above in Sales for the Three Months Ended December 26, 2014. As a percentage of sales, domestic sales decreased to 76.2% in the first quarter of 2015 from 77.3% in the first quarter of 2014. International sales increased $4.1 million or 44.2% to $13.3 million in the first quarter of 2015 from $9.2 million in the first quarter of 2014. The increase in international sales for the three months ended December 26, 2014 was primarily due to an increase in sales of custom commercial and industrial products and rear-projection cubes sold outside of the United States. As a percentage of sales, international sales increased to 23.8% in the first quarter of 2015 from 22.7% in the first quarter of 2014. The Company does not have material sales to any particular country outside the United States.

Gross Profit

	Three months ended
	Dec. 26, 2014	Dec. 27, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Gross profit	$14.4	$9.7	$4.7	48.0%
Gross profit margin	25.8%	24.1%	—	170 bps

Gross profit as a percentage of sales increased to 25.8% in the first quarter of 2015 from 24.1% in the first quarter of 2014. Total gross profit increased $4.7 million or 48.0% to $14.4 million in the first quarter of 2015 as compared to $9.7 million in the first quarter of 2014. The increase in gross profit margin for the first quarter of 2015 was due primarily to lower labor and overhead expenses as a percentage of sales the result of improved capacity utilization, increased sales of digital signage products and higher gross profit rates on these sales as compared to the first quarter of 2014, as well as a change in the mix of products sold towards higher margin digital signage products, as the Company continued to execute its strategy to focus on the market for digital signage products. The higher digital signage gross profit rates were primarily the result of a change in the mix of digital signage products sold toward larger format products which have higher margins.

Research and Development, Net

	Three months ended
	Dec. 26, 2014	Dec. 27, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Research and development, net	$1.6	$1.2	$0.4	31.2%
% of sales	2.9%	3.1%	—	(20) bps

Net research and development expenses increased $0.4 million or 31.2% to $1.6 million in the first quarter of 2015 as compared to $1.2 million in the first quarter of 2014. The increase for the three months ended December 26, 2014 was due primarily to increased compensation related expenses driven by increased headcount as compared to the first three months ended December 27, 2013, and is also due to increased project related expenses.

As a percentage of sales, net research and development expenses decreased to 2.9% in the first quarter of 2015 as compared to 3.1% in the first quarter of 2014. The decrease in net research and development expenses as a percentage of sales for the first quarter of 2015 was primarily the result of net research and development expenses increasing at a slower rate than sales.

Sales and Marketing

	Three months ended
	Dec. 26, 2014	Dec. 27, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Sales and marketing	$6.1	$4.7	$1.4	30.3%
% of sales	10.9%	11.6%	—	(70) bps

Sales and marketing expenses increased $1.4 million or 30.3% to $6.1 million in the first quarter of 2015 as compared to $4.7 million in the first quarter of 2014. The increase for the three months ended December 26, 2014 was due primarily to increased headcount and increased compensation related expenses to support the growth in sales as well as higher sales and marketing program spending.

As a percentage of sales, sales and marketing expenses decreased to 10.9% in the first quarter of 2015 as compared to 11.6% in the same period of the prior year. The decrease in sales and marketing expenses, as a percentage of sales, was primarily the result of sales and marketing expenses increasing at a slower rate than sales.

General and Administrative

	Three months ended
	Dec. 26, 2014	Dec. 27, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
General and administrative	$4.0	$3.3	$0.7	22.0%
% of sales	7.1%	8.1%	—	(100) bps

General and administrative expenses increased $0.7 million or 22.0% to $4.0 million in the first quarter of 2015 from $3.3 million in the first quarter of 2014. The increase in general and administrative expenses in the first quarter of 2015 was due primarily to increased compensation related expenses.

As a percentage of sales, general and administrative expenses decreased to 7.1% in the first quarter of 2015 as compared to 8.1% in the first quarter of 2014. The decrease in general and administrative expenses as a percentage of sales in the first quarter of 2015 was primarily the result of general and administrative expenses increasing at a slower rate than sales.

Restructuring Charges

During the first quarter of 2015 and first quarter of 2014, the Company recorded $10 thousand and $11 thousand, respectively, in restructuring charges. As discussed in Note 5—Restructuring Charges, the charges were the result of accretion of interest expense related to the liability recorded in fiscal 2013 and adjusted in fiscal 2014 related to the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility.

Total Operating Expenses

	Three months ended
	Dec. 26, 2014	Dec. 27, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Total operating expenses	$11.7	$9.2	$2.5	27.4%
% of sales	21.0%	22.7%	—	(170) bps

Total operating expenses increased $2.5 million or 27.4% to $11.7 million in the first quarter of 2015 from $9.2 million in the same period of the prior year. The increase in total operating expenses in the first quarter of 2015 was due primarily to increases in sales and marketing, general administrative, and net research and development expenses due to the reasons discussed above.

As a percentage of sales, total operating expenses decreased to 21.0% in the first quarter of 2015 from 22.7% in the first quarter of 2014. The decrease in total operating expenses as a percentage of sales for the first quarter of 2015 was primarily the result of the operating expenses increasing at a slower rate than sales.

Non-operating Income and Expense

	Three months ended
	Dec. 26, 2014	Dec. 27, 2013	$ Change
	(In millions)
Interest, net	$0.1	$—	$0.1
Foreign exchange, net	0.3	—	0.3
Other, net	0.1	0.2	(0.1)

Net non-operating income	$0.5	$0.2	$0.3

Non-operating income and expense includes interest income, interest expense, net foreign exchange gain or loss and other income or expense. Net interest income in the first quarter of 2015 was $0.1 million as compared to $53 thousand in the first quarter of 2014.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. In the first quarter of 2015 the company recorded a net foreign currency exchange gain of $0.3 million, as compared to a net loss of $43 thousand in the first quarter of 2014.

Net other non-operating income was $0.1 million in the first quarter of 2015 as compared to $0.2 million in the first quarter of 2014.

Provision for Income Taxes

In the first quarter of 2015 the Company recorded an income tax expense of $0.1 million on pretax income of $3.2 million, resulting in an effective tax rate of 3.5%. Comparatively, the Company recorded an income tax expense of $0.1 million on pretax income of $0.7 million in the first quarter of 2014, resulting in an effective tax rate of 12.7%. The tax expense recorded in both the first quarter of 2015 and the first quarter of 2014 was generated by tax expense in certain foreign jurisdictions and state taxes.

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

The financial results in the United States during the first three months of 2015 were positive and available U.S. NOL’s permitted the Company not to record U.S. income tax expense against those earnings. Although the Company experienced positive U.S. income in the current quarter, the Company’s assessment of all the positive and negative evidence lead it to conclude that it is more likely than not that the U.S. deferred tax assets will not be realized, and the valuation allowance against those U.S. tax assets are still necessary. Accordingly, as of December 26, 2014, the Company continued to place a valuation allowance against its U.S. deferred tax assets. There were no material changes to the Company’s Finnish operations and the Company continued to maintain a full valuation allowance against the Finnish deferred tax assets.

Net Income

	Three months ended
	Dec. 26, 2014	Dec. 27, 2013	$ Change	% Change
	(In millions, except percentage and basis point changes)
Net income	$3.1	$0.6	$2.5	390%
% of sales	5.5%	1.6%	—	390 bps
Net income per share—basic	$0.14	$0.03
Net income per share—diluted	$0.14	$0.03

In the first quarter of 2015 net income was $3.1 million or $0.14 per basic and diluted share, as compared to net income of $0.6 million or $0.03 per basic and diluted share in the first quarter of 2014.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.9 million in the first three months of 2015 as compared to net cash provided by operating activities of $1.3 million in the first three months of 2014. Cash provided by operating activities in the first three months of 2015 primarily relates to net income for the period, an increase in accounts payable, and non-cash charges including depreciation and share-based compensation, which did not result in a cash outlay. These sources of cash were partially offset by increases in inventories and other assets and decreases in deferred revenue and other liabilities. Comparatively, cash provided by operating activities in the first three months of 2014 primarily related to a decrease in accounts receivable and an increase in accounts payable and other liabilities and also related to non-cash charges including depreciation, share-based compensation, and restructuring charges, which did not result in a cash outlay. These sources of cash were partially offset by an increase in inventories and other assets and a decrease in deferred revenue.

Working capital increased $3.8 million to $42.7 million at December 26, 2014 from $38.9 million at September 26, 2014. The increase in working capital was due primarily to increases in cash, inventories, and other current assets, which were partially offset by increases in accounts payable. Current assets increased $4.9 million to $77.0 million at December 26, 2014 as compared to $72.1 million at September 26, 2014 due primarily to increases in cash, inventories, and other current assets. Cash increased $1.8 million due primarily to cash provided by operating activities of $2.9 million as a result of the factors discussed above, which was partially offset by cash used in financing activities of $0.7 million. Inventories increased $2.0 million due primarily to increases in desktop monitor, Matrix, and signage monitor inventories to support the growth in sales. Other current assets increased $1.2 million due primarily to the reclassification of a portion of the Purchase Price Note Receivable and the Component Device Receivable from Beneq from long-term to current. Current liabilities increased $1.1 million to $34.3 million at December 26, 2014 from $33.2 million at September 26, 2014 due primarily to an increase in accounts payable. Accounts payable increased $1.5 million due to an increase in inventory purchases and also due to the timing of payments to vendors.

The Company’s credit agreement allows for borrowing up to 80% of its eligible accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement has interest rates ranging from LIBOR + 2.25% to Prime + 0.75%, expires on November 21, 2015, and is secured by substantially all of the assets of the Company. As of December 26, 2014 the Company’s current borrowing capacity was $12.0 million, of which approximately $0.3 million is committed through standby letters of credit related to the Company’s capital lease obligations. There were no amounts outstanding under the Company’s credit agreement as of December 26, 2014 and September 26, 2014. The credit agreement contains certain financial covenants, with which the Company was in compliance as of December 26, 2014.

The Company’s position on indefinite reinvestment of unremitted earnings from foreign operations may limit its ability to transfer cash between or across foreign and U.S. operations.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”), which provides guidance on when an entity should recognize revenue in connection with the transfer of goods or services to customers and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”. ASU 2014-09 will be effective for public entities for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption of the provisions of this ASU. The Company is currently evaluating which transition method it expects to use and the impacts that adoption of this standard will have on our financial position, results of operations, and cash flows.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended December 26, 2014 that could significantly affect the Company’s internal controls over financial reporting.

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

•

the timing of receipt of components and products from vendors and the timing of delivery of orders, which have recently been and may continue in future periods to be affected by the existing work slowdowns at certain U.S. West Coast ports or other labor unrest at import facilities among other factors;

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

As discussed in Note 9—Beneq Receivables to the Consolidated Financial Statements, in April 2014 the Company entered into an agreement with a vendor related to a purchase commitment that was transferred by the Company to Beneq Products in connection with the EL Transaction. As a part of the April 2014 agreement, the Company agreed to take delivery and ownership of €2.9 million of electronic component devices. The Company subsequently entered into the Settlement Agreement with Beneq to establish the terms under which the component devices will be transferred to and paid for by Beneq.

As discussed in Note 9—Beneq Receivables to the Consolidated Financial Statements, on October 23, 2014, Beneq Products informed the Company that it would not pay, when due on November 30, 2014, the first principal payment of $650,000 under the Promissory Notes. Beneq Products sought to exercise its right under the Promissory Notes to reschedule, on a single occasion, the due date of a payment to a date not later than 180 days after the November 30, 2014 due date and requested that the Company agree to waive the penalty interest payable under the Promissory Notes in connection with the exercise of its right to delay payment. Under the terms of the Promissory Notes, Beneq Products had agreed that, upon its exercise of the right to delay payment, it would pay a penalty equal to 12 months interest on the entire loan balance. The Company has agreed to allow Beneq to exercise its right to delay repayment of the initial principal payment for up to 180 days in consideration for the payment of penalty interest equal to an additional 2% on the deferred balance in lieu of the penalty amount set forth in the Promissory Notes. The Company believes that Beneq’s request to delay repayment of the principal scheduled to be paid on November 30, 2014 evidences an increased risk that Beneq will be unable to repay its obligations to the Company in the normal course of operating its business. Given Beneq Oy’s guarantee of the obligations of Beneq Products under the Promissory Notes, the Company’s security interest in assets of each of Beneq Products and Beneq Oy and information provided by Beneq relating to its efforts to take actions that would enhance its ability to perform the obligations under the Promissory Notes and the Settlement Agreement, the Company continues to believe there is a reasonable probability that Beneq will satisfy its obligations to the Company. However, no assurance can be given that the on-going operations of Beneq will support the repayment of these obligations, that Beneq will otherwise be able to complete actions necessary to ensure repayment of these obligations, or that the value of the assets of Beneq Oy and Beneq Products will be sufficient to repay, in full or in a timely manner, the obligations owed to the Company. The Company will continue to monitor the events, facts and circumstances associated with the Beneq obligations and evaluate the impact of any changes in facts and circumstances on the value of the Beneq obligations. The failure by Beneq to perform its obligations under the Promissory Notes or the Settlement Agreement, or a decision by the Company, based upon future events, facts or circumstances, to write down the value of these assets on the Company’s books, could materially and adversely affect the Company’s assets and results of operations.

Variability of customer requirements or losses of key customers may adversely affect the Company’s operating results.

The Company must provide increasingly rapid product turnaround and respond to ever-shorter lead times expected from its customers and ever-longer lead times from its vendors and suppliers, while at the same time meeting its customers’ product specifications and quality expectations. A variety of conditions, including bankruptcy and other conditions both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. These actions by a significant customer or by a set of customers could adversely affect the Company’s business. On occasion, customers require rapid increases in production, which can strain the Company’s resources and reduce margins. The Company may lack sufficient capacity or inventory at any given time to meet customers’ demands. Sales to a significant customer, if lost, could have a material, adverse impact on the results of operations. If accounts receivable from a significant customer or set of customers became uncollectible, a resulting charge could have a material adverse effect on operations.

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

From time to time the Company disposes of product lines. For instance, in the first fiscal quarter of 2013 the Company sold the assets and liabilities related to the EL product line. The Company may consider selling, disposing or discontinuing business or product lines or reducing its staffing and efforts to sell particular product lines. If the Company were to sell, dispose of or discontinue one or more business or product lines or substantially reduce its efforts to sell products to any of its targeted end-markets, for the purpose of reducing costs or losses or changing strategic direction or otherwise, the Company might not be able to eliminate all, or even a substantial portion of, fixed overhead costs, including those associated with those products. Not reducing or eliminating overhead costs in these circumstances could cause a decrease in the Company’s gross profit margins for its remaining products or result in losses.

The Company may encounter difficulties in the operation of its new enterprise resource planning (“ERP”) system.

The operation of the new ERP system, which commenced in the third quarter of 2013, is a complex process that is subject to a variety of difficulties and uncertainties. Any difficulties the Company encounters with the successful operation of the new ERP system, or modification of the system to meet changing business needs, could damage the effectiveness of the Company’s business processes and controls and could adversely impact the Company’s ability to accurately and effectively forecast and manage sales demand, manage the Company’s supply chain, identify and implement actions that improve the Company’s operational effectiveness, and report financial and management information on an accurate and timely basis, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the sales prices of the Company’s stock ranged from $1.93 to $8.48. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases of our shares of common stock during the three-month period ended December 26, 2014:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1
September 27, 2014 to October 31, 2014	5,452	$3.71	—	$—
Month 2
November 1, 2014 to November 28, 2014	—	$—	—	$—
Month 3
November 29, 2014 to December 26, 2014	29,742	$7.30	—	$—

Total	35,194	$6.74	—

(1)	Fully vested shares of common stock withheld by us in satisfaction of required withholding tax liability upon the vesting of restricted shares.

Item 6.	Exhibits

(a)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: February 4, 2015	/s/ RYAN GRAY
Ryan Gray
Vice President and Chief Financial Officer