Form 10-Q
period 2015-03-27
PLANAR SYSTEMS INC
filed 2015-05-08
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the Quarter Ended March 27, 2015

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

Number of common stock outstanding as of May 1, 2015

22,630,894 shares, no par value per share

PLANAR SYSTEMS, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Mar. 27, 2015	Sept. 26, 2014
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$16,182	$13,068
Accounts receivable, net of allowance for doubtful accounts of $330 at Mar. 27, 2015 and $469 at Sept. 26, 2014	24,341	28,333
Inventories (Note 2)	31,228	26,805
Other current assets (Note 9)	5,035	3,909

Total current assets	76,786	72,115
Property, plant and equipment, net	4,472	5,039
Other assets (Note 9)	4,865	7,250

	$86,123	$84,404

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,469	$18,176
Current portion of capital leases	42	394
Deferred revenue	1,479	1,637
Other current liabilities (Notes 5 and 6)	10,870	12,974

Total current liabilities	32,860	33,181
Other long-term liabilities (Note 5)	4,484	5,189

Total liabilities	37,344	38,370
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 60,000,000 shares; 22,200,750 and 21,680,975 issued shares at March 27, 2015 and September 26, 2014, respectively	189,887	188,127
Retained deficit	(135,321)	(138,508)
Accumulated other comprehensive loss	(5,787)	(3,585)

Total shareholders’ equity	48,779	46,034

	$86,123	$84,404

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six months ended
	Mar. 27, 2015	Mar. 28, 2014	Mar. 27, 2015	Mar. 28, 2014
	(In thousands, except share data)
Sales	$49,169	$41,077	$104,949	$81,532
Cost of sales	36,946	31,414	78,320	62,137

Gross profit	12,223	9,663	26,629	19,395
Operating expenses:
Research and development, net	1,606	1,469	3,238	2,713
Sales and marketing	6,170	5,054	12,258	9,727
General and administrative	3,721	3,189	7,706	6,456
Restructuring (Note 5)	43	10	53	21

Total operating expenses	11,540	9,722	23,255	18,917

Income (loss) from operations	683	(59)	3,374	478
Non-operating income (expense):
Interest, net	134	82	273	135
Foreign exchange, net	587	(10)	855	(53)
Other, net	66	274	170	449

Net non-operating income	787	346	1,298	531

Income before income taxes	1,470	287	4,672	1,009
Provision (benefit) for income taxes (Note 7)	(142)	59	(29)	151

Net income	1,612	228	4,701	858

Net income per share
Basic (Note 3)	$0.07	$0.01	$0.21	$0.04

Diluted (Note 3)	$0.07	$0.01	$0.21	$0.04

Average shares outstanding—basic (Note 3)	22,050	21,302	21,910	21,207
Average shares outstanding—diluted (Note 3)	22,395	21,458	22,317	21,424

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	Mar. 27, 2015	Mar. 28, 2014	Mar. 27, 2015	Mar. 28, 2014
	(In thousands)
Net income	$1,612	$228	$4,701	$858
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(1,549)	61	(2,202)	264
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—

Comprehensive income	$63	$289	$2,499	$1,122

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	Mar. 27, 2015	Mar. 28, 2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,701	$858
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	809	915
Restructuring charges	53	21
Share based compensation	1,734	788
Decrease in accounts receivable, net	3,730	305
(Increase) decrease in inventories	(4,453)	1,655
Decrease in other assets	437	172
Increase (decrease) in accounts payable	2,320	(1,229)
Increase (decrease) in deferred revenue	(122)	43
Decrease in other liabilities	(2,632)	(1,841)

Net cash provided by operating activities	6,577	1,687
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(557)	(203)
Proceeds from Beneq receivables (Note 9)	358	—

Net cash used in investing activities	(199)	(203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligations	(346)	(272)
Value of shares withheld for tax liability	(1,514)	(355)
Net proceeds from issuance of capital stock	26	84

Net cash used in financing activities	(1,834)	(543)
Effect of exchange rate changes on cash	(1,430)	88

Net increase in cash	3,114	1,029
Cash at beginning of period	13,068	11,971

Cash at end of period	$16,182	$13,000

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.” and “U.S. GAAP”). However, certain information and footnote disclosures normally included in such financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the periods presented. These financial statements should be read in connection with the Company’s audited financial statements for the year ended September 26, 2014. All references to a year or a quarter in these notes are to the Company’s fiscal year or quarter in the period stated.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results may differ from those estimates.

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

Recently Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”) which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Accordingly, the Company adopted this standard during the first quarter ended December 26, 2014, see Note 7 – Income Taxes for disclosure of the impact of adopting the provisions of ASU 2013-11.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”), which provides guidance on when an entity should recognize revenue in connection with the transfer of goods or services to customers and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”. ASU 2014-09 will be effective for public entities for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption of the provisions of this ASU. The Company is currently evaluating which transition method it expects to use and the impacts that adoption of this standard will have on its financial position, results of operations, and cash flows.

NOTE 2 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Mar. 27, 2015	Sep. 26, 2014
Raw Materials	$18,952	$16,398
Work in process	195	52
Finished Goods	12,081	10,355

	$31,228	$26,805

NOTE 3 – EARNINGS PER SHARE

Weighted average basic shares outstanding for the three and six months ended March 27, 2015 were 22,050,000 and 21,910,000, respectively, and for the three and six months ended March 28, 2014 were 21,302,000 and 21,207,000, respectively. Diluted shares outstanding for the three and six months ended March 27, 2015 were 22,395,000 and 22,317,000, respectively, and for the three and six months ended March 28, 2014 were 21,458,000 and 21,424,000, respectively. The FASB Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding includes the dilutive effect of in-the-money options and nonvested shares, which is calculated based on the average closing share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and six months ended March 27, 2015 the dilutive effect of nonvested stock awards was approximately 345,000 and 407,000, respectively. For the three and six months ended March 28, 2014 the dilutive effect of nonvested stock awards was approximately 156,000 and 217,000, respectively. There was no dilutive effect of in-the-money employee stock options for the three and six months ended March 27, 2015 or for the three and six months ended March 28, 2014. For the three and six months ended March 27, 2015, options and nonvested stock awards amounting to approximately 595,000 shares and 555,000 shares, respectively, were excluded from the calculation as their effect would have been anti-dilutive. For the three and six months ended March 28, 2014 options and nonvested stock awards amounting to approximately 678,000 shares and 815,000 shares, respectively, were excluded from the calculation as their effect would have been anti-dilutive.

NOTE 4 – SHAREHOLDERS’ EQUITY

In the second quarter of fiscal 2015 the Company adopted the 2015 Incentive Plan (the “2015 Plan”). The 2015 plan replaced the Company’s 2009 Incentive Plan and authorizes the issuance of 2,500,000 shares of common stock. In addition, up to 2,034,788 shares previously subject to awards outstanding under the Company’s 2009 Incentive Plan, the 1993 Stock Incentive Plan, the Amended and Restated 1993 Stock Incentive Plan for Nonemployee Directors, the Clarity Visual Systems, Inc. 1995 Stock Incentive Plan, the Clarity Visual Systems, Inc. Non-Qualified Stock Option Plan, the 1996 Stock Incentive Plan, the 1999 Non-Qualified Stock Option Plan, as well as any individual inducement awards, which are collectively referred to as the “Prior Plans,” became available for issuance under the 2015 Plan at the time the 2015 Plan was approved to the extent that these shares cease to be subject to the original awards (such as by expiration, cancellation or forfeiture of the awards). The maximum number of shares that may be issued under the 2015 Plan is 4,534,788 shares, including shares available from the Prior Plans.

Stock Options

The 2015 Plan provides for the granting of stock options, which generally vest and become exercisable over a three-year period and expire seven to ten years after the date of grant. Options were last granted in the second quarter of fiscal 2008.

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at September 26, 2014	545,636	$8.67
Granted	—	—
Exercised	(4,402)	5.86
Forfeited	—	—
Expired	(175,622)	9.52

Options outstanding at March 27, 2015	365,612	$8.30

All options outstanding at March 27, 2015 were exercisable. As of March 27, 2015, the total pretax intrinsic value of options outstanding and options exercisable was $0 and the options had a weighted average remaining contractual term of 0.6 years.

Restricted Stock

The 2015 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718, “Compensation – Stock Compensation”). Shares issued generally vest over a one to three year period upon the passage of time, or upon meeting objective performance conditions.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 26, 2014	1,521,717	$2.08
Granted	940,144	5.11
Vested	(757,541)	2.09
Forfeited	—	—

Restricted stock outstanding at March 27, 2015	1,704,320	$3.72

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payment awards and employee stock purchases for the three and six months ended March 27, 2015 and March 28, 2014. The expense was allocated as follows:

	Three months ended		Six months ended
	Mar. 27, 2015	Mar. 28, 2014	Mar. 27, 2015	Mar. 28, 2014
Cost of sales	$66	$21	$143	$46

Research and development, net	$67	$10	$89	$19
Sales and marketing	161	49	352	86
General and administrative	496	294	1,150	637

Share based compensation expense included in operating expenses	$724	$353	$1,591	$742

Share based compensation expense related to employee stock options, restricted stock awards and employee stock purchase plan	$790	$374	$1,734	$788

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

NOTE 5 – RESTRUCTURING CHARGES

For the three and six months ended March 27, 2015, the Company recorded $13 and $23, respectively, in accretion of interest expense related to the liability recorded in fiscal 2013 and revised in fiscal 2014 associated with the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility. For the three and six months ended March 28, 2014 the Company recorded $10 and $21, respectively, in accretion of interest expense related to the liability recorded in fiscal 2013 associated with this action. The remaining liability from this action is included in other current liabilities and other long-term liabilities. For the three months ended March 27, 2015, the Company also recorded $30 in restructuring charges related to severance benefits for the termination of certain employees at the Company’s facility in France.

Restructuring charges related to previously recorded charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities	Other Long-term Liabilities
Balance as of September 26,2014	$16	$705	$1,662
Additional charges	30	$—	$—
Accretion of interest expense	—	23	—
Cash paid	(41)	(358)	—
Reclassification from other long-term liabilities to other current liabilities	—	341	(341)

Balance as of March 27, 2015	$5	$711	$1,321

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Mar. 27, 2015	Sep. 26, 2014
Warranty Reserve	$3,407	$3,319
Accrued Compensation	3,051	4,407
Other	4,412	5,248

Total	$10,870	$12,974

The Company provides a warranty for its products and establishes an allowance at the time of sale which the Company believes, based on its best estimates, is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

A reconciliation of the changes in the warranty reserve is as follows:

	Mar. 27, 2015
	Three months ended	Six months ended
Balance at beginning of period	$3,406	$3,319
Cash paid for warranty repairs	(1,608)	(3,100)
Provision for current period sales	1,609	3,188

Balance at end of period	$3,407	$3,407

NOTE 7 – INCOME TAXES

The provision for income taxes for the second quarter of fiscal 2015 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision for income taxes is the result of a mix of profits and losses the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax benefit of $142 and $29 for the three and six months ended March 27, 2015, respectively, were generated by the recognition in the second quarter of previously unrecognized foreign tax benefits partially offset by other foreign and state taxes. The tax provisions of $59 and $151 for the three and six months ended March 28, 2014, respectively were generated by a mix of tax expense in foreign jurisdictions and state taxes.

For the three months ended March 27, 2015 the effective tax rate benefit of 9.7% differs from the federal statutory rate due to the generation of income in jurisdictions utilizing NOL’s which previously had valuation allowances recorded against them and the reversal of foreign uncertain tax provisions due to the expiration of the statute of limitations. For the six months ended March 27, 2015 the effective tax rate benefit of 0.6% also differs from the federal statutory rate due to the generation of income in jurisdictions utilizing NOL’s which previously had valuation allowances recorded against them and the recognition of foreign uncertain taxes due to the expiration of the statute of limitations, offset by other foreign and state taxes.

Each quarter the Company assesses and evaluates a number of factors in determining whether the weight of available evidence supports the recognition of some or all of the deferred tax assets. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its U.S. deferred tax assets, and in the third quarter of fiscal 2012 the Company recorded a valuation allowance against its Finnish deferred tax assets due to its cumulative three year operating loss in Finland. As of March 27, 2015 the Company continued to place a valuation allowance against its U.S. and Finnish deferred tax assets. While a valuation allowance was still in place for financial statement purposes as of March 27, 2015, the valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

During the first quarter of fiscal 2015 the Company adopted ASU 2013-11. The Company presents an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward. The adoption of ASU 2013-11 had no impact on the Company’s Consolidated Statements of Income. The adoption of ASU 2013-11 impacted the Consolidated Balance Sheet presentation of unrecognized tax benefits at March 27, 2015 by reducing other current assets and other assets by $117 and $457 respectively, and by reducing other long-term liabilities by $574.

During the three months ended March 27, 2015 there was a $201 reduction to the amount of uncertain tax positions, which was included as a benefit to the tax provision, as a result of the expiration of the statute of limitations in foreign jurisdictions. The Company is subject to taxation primarily in the United States, Finland, and France, as well as in certain states (including Oregon and California) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has effectively settled with the Internal Revenue Service on their examination of all United States federal income tax matters through fiscal year 2008. The Company has also settled examinations of both its Finnish tax returns for all tax years through 2007, as well as its French tax returns through fiscal year 2010.

NOTE 8 – BORROWINGS

The Company’s credit agreement allows for borrowing up to 80% of its eligible accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement has interest rates ranging from LIBOR + 2.25% to Prime + 0.75%, expires on November 21, 2015, and is secured by substantially all of the assets of the Company. As of March 27, 2015 the Company’s borrowing capacity was $12.0 million. There were no amounts outstanding under the Company’s credit agreement as of March 27, 2015 and September 26, 2014. The credit agreement contains certain financial covenants, with which the Company was in compliance as of March 27, 2015.

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

In October 2014, Beneq Products informed the Company that it would not pay, when due on November 30, 2014, the first principal payment of $0.7 million due under the Purchase Price Note. Beneq Products sought to exercise its right under the Purchase Price Note to reschedule, on a single occasion, the due date of a payment to a date not later than 180 days after the November 30, 2014 due date and requested that the Company agree to waive the penalty interest payable under the Purchase Price Note in connection with the exercise of its right to delay payment. Under the terms of the Purchase Price Note, Beneq Products had agreed that, upon its exercise of the right to delay payment, it would pay a penalty equal to 12 months interest on the entire loan balance. The Company agreed to allow Beneq Products to exercise its right to delay repayment of the initial principal payment for up to 180 days in consideration for the payment of penalty interest equal to an additional 2% on the deferred balance in lieu of the penalty amount set forth in the Purchase Price Note.

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

The Purchase Price Note and the Component Device Receivable are included in other current assets and other assets as of March 27, 2015 and September 26, 2014.

Other current assets consist of:

	Mar. 27, 2015	Sep. 26, 2014
Purchase Price Note Receivable from Beneq, current portion	$1,300	$650
Component Device Receivable from Beneq, current portion	492	382
Other	3,243	2,877

Total	$5,035	$3,909

Other assets consist of:

	Mar. 27, 2015	Sep. 26, 2014
Purchase Price Note Receivable from Beneq, non-current portion	$1,300	$1,950
Component Device Receivable from Beneq, non-current portion	1,857	2,741
Other	1,708	2,559

Total	$4,865	$7,250

Management has reviewed the total $4.9 million due from Beneq. Given Beneq Oy’s guarantee of the obligations of Beneq Products under the Purchase Price Note, the Company’s security interest in assets of each of Beneq Products and Beneq Oy and information provided by Beneq relating to its efforts to take actions that would enhance its ability to perform the obligations under the Purchase Price Note and the Settlement Agreement, the Company continues to believe the receivables due from Beneq are appropriately valued based on the Company’s best estimate of collectability. Based on this evaluation, the Company has determined that as of March 27, 2015 the total receivables due from Beneq (the Purchase Price Note and the Component Device Receivable) were collectible and appropriately valued on the Company’s balance sheet as of that date. Accordingly, no allowance has been recorded against these receivables.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. Forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goal” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. Forward-looking statements include, among others: expectations about the growth of the digital signage display market; beliefs about and continued focus on digital signage products and efforts to transition the Company’s focus, strategic direction, and resources; work to diversify the Company’s supplier base; expectations regarding the future impact of accounting measures; beliefs about the Company’s warranty reserve and tax allowances and positions; and the collectability of the purchase price note and component device receivable due from Beneq. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the risk factors included in Part II, Item 1A of this Report and the following, could cause actual results to differ materially from the forward-looking statements: poor or weakened domestic and international business and economic conditions; changes or reductions in the demand or order rates for products in the various display markets served by the Company; any delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; the extent and timing of any additional expenditures by the Company to address business growth opportunities; any inability to reduce costs or to do so quickly enough, in either case, in response to reductions in revenue; the ability of the Company to successfully implement any cost reduction initiatives or generally cause ongoing operating expenses to be maintained at levels permitting Company profitability; adverse impacts on the Company or its operations relating to or arising from any inability to fund desired expenditures, including due to difficulties in obtaining necessary financing; changes in the flat-panel monitor and digital signage industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or the ability to keep pace with technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods including as a result of existing work slowdowns at certain U.S. West Coast ports or other labor unrest at import facilities and natural disasters and future production variables resulting in excess inventory. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

•	Tiled LCD Systems (Matrix and Mosaic): Planar’s ultra-narrow bezel LCD display systems allow customers to create flat, large video walls for a number of applications including ambience, advertising, architectural and brand promotion. These systems are being deployed in a wide range of markets including retail, hospitality, commercial, sports venues and airports, as well as in markets traditionally served by rear-projection cubes, such as control rooms. Planar’s solutions utilize specialized LCD panels and “tile” them together using video processing to create large video wall displays. Products offered are well suited to these applications as they are designed for simple installation, easy and cost effective maintenance and off-boarding of power and video processing. The Company offers and supports a growing number of sizes and resolutions of ultra-narrow bezel displays, including touch panels, which can be utilized in creating a wide variety of video wall solutions. Beginning in the three month period ended December 26, 2014, the sales of tiled LCD systems also includes sales of Visual Control Stations (“VCS”) video processing solutions that were previously reported in the sales of rear-projection cube displays. During the three months ended March 27, 2015 the Company debuted the new Planar DirectLight LED Video Wall System, which will provide exceptional visual performance, thin mounting depth, precise alignment, reliability, and adaptability to different customer uses and addresses the increasing demand for seamless, high-quality video walls. The Company expects to begin shipping the DirectLight LED Video Wall systems in the fourth quarter ended September 25, 2015.

•	Signage Monitors: Planar provides a line-up of commercial-grade LCD displays, including the zero bezel “UltraLux” and Ultra HD “UltraRes” product offerings, which are suitable for a wide range of digital signage uses. This category also includes other stand-alone signage monitors, outdoor signage displays, transparent displays, and customized LCD signage solutions for customers with requirements that go beyond those available from off-the-shelf products.

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

Overview of Results

In the three and six months ended March 27, 2015, the Company continued to experience strong demand for its digital signage products as the Company achieved significant growth in its digital signage product offerings, including UltraRes, tiled LCD systems, and a portfolio of LCD commercial flat panel displays. The Company believes the overall market for digital signage products is currently growing and will continue to grow in the future.

The Company recorded sales of $49.1 million in the three months ended March 27, 2015 (the “second quarter of 2015”), which was an increase of $8.0 million or 19.7% as compared to sales of $41.1 million in the three months ended March 28, 2014 (the “second quarter of 2014”). The increase in sales in the second quarter of 2015 as compared to the second quarter of 2014 was primarily the result of a $5.9 million or 31.6% increase in sales of digital signage products to $24.9 million in the second quarter of 2015 from $19.0 million in the second quarter of 2014. This increase was also due to a $2.1 million or 9.5% increase in sales of commercial and industrial products to $24.2 million in the second quarter of 2015 from $22.1 million in the second quarter of 2014. In the six months ended March 27, 2015 (the “first six months of 2015”), sales were $104.9 million, which was an increase of $23.4 million or 28.7% as compared to sales of $81.5 million in the six months ended March 28, 2014 (the “first six months of 2014”). The increase in sales in the first six months of 2015 as compared to the first six months of 2014 was primarily due to a $16.8 million or 44.2% increase in sales of digital signage products to $54.7 million in the first six months of 2015 from $37.9 million in the first six months of 2014. This increase was also due to a $6.6 million or 15.2% increase in sales of commercial and industrial products to $50.2 million from $43.6 million in the first six months of 2014.

Income from operations was $0.7 million in the second quarter of 2015 as compared to a $0.1 million loss from operations in the second quarter of 2014. For the first six months of 2015 income from operations was $3.4 million as compared to $0.5 million in the first six months of 2014. The improvement in income from operations in the second quarter of 2015 as compared to the second quarter of 2014 was due primarily to an increase in gross profit of $2.5 million or 26.5%, which was partially offset by an increase in operating expenses of $1.8 million or 18.7%. The improvement in income from operations in the first six months of 2015 as compared to the first six months of 2014 was due primarily to an increase in gross profit of $7.2 million or 37.3%, which was partially offset by an increase in operating expenses of $4.3 million or 22.9%. The increase in gross profit in both the three month and six month periods ended March 27, 2015 was primarily the result of lower labor and overhead expenses as a percentage of revenue driven by improved capacity utilization, increased sales of digital signage products and higher gross profit rates on these sales as compared to the same periods of 2014, as well as a change in the mix of products sold towards higher margin digital signage products, as the Company continued to execute its strategy to focus on the market for digital signage products. The increase in operating expenses in the second quarter of 2015 was primarily driven by a $1.1 million increase in sales and marketing expenses and a $0.5 million increase in general and administrative expenses. The increase in operating expenses in the first six months of 2015 was primarily driven by a $2.6 million increase in sales and marketing expenses, a $1.2 million increase in general and administrative expenses, and a $0.5 million increase in net research and development expenses.

Net income was $1.6 million or $0.07 per basic and diluted share in the second quarter of 2015 as compared to $0.2 million or $0.01 per basic and diluted share in the second quarter of 2014. For the first six months of 2015 net income was $4.7 million or $0.21 per basic and diluted share as compared to $0.9 million or $0.04 per basic and diluted share in the first six months of 2014. The improvement in net income for the three and six months ended March 27, 2015 was due primarily to the improvement in income from operations as well as an increase in net non-operating income in both periods due to the reasons discussed below.

Sales

Sales for the Three Months Ended March 27, 2015

For the three months ended March 27, 2015, the Company’s sales increased $8.0 million or 19.7% to $49.1 million from $41.1 million for the three months ended March 28, 2014. The increase was due to an increase in sales of both digital signage products and commercial and industrial products. The increase in sales of digital signage products of $5.9 million or 31.6% was due primarily to an increase in the sales of tiled LCD video wall systems and an increase in the average selling prices (“ASPs”) of signage monitors, which was driven by a shift in the mix of products sold towards higher priced larger format displays. The increase in sales of commercial and industrial products of $2.1 million or 9.5% was due primarily to an increase in the ASPs of custom displays, an increase in the sales volume of desktop monitors, and an increase in sales volume of rear-projections cubes. These increases were partially offset by a decrease in sales of high-end home products and touch monitors. A summary of the major components of sales for the second quarter of 2015, including changes in sales from the second quarter of 2014 due to changes in volumes and ASPs is as follows:

Sales for the Three Months Ended March 27, 2015

	Three months ended		$ Change	% Change	% Change in Volumes(1)	% Change in ASPs(1)
	Mar. 27, 2015	Mar. 28, 2014
	(In millions, except percentages)
Digital Signage Product Sales
Tiled LCD systems	$14.7	$12.9	$1.8	13.9%	7.6%	5.8%
Signage monitors	10.2	6.1	4.1	69.4%	1.2%	67.3%

Total Digital Signage Product Sales	24.9	19.0	5.9	31.6%	—	—
Commercial & Industrial Sales
Custom commercial & industrial	7.0	4.7	2.3	47.6%	-39.0%	149.8%
Desktop monitors	9.2	7.7	1.5	18.8%	19.3%	1.4%
Touch monitors	2.8	3.7	(0.9)	-24.4%	-17.4%	-7.1%
Rear-projection cubes	4.4	4.1	0.3	6.3%	39.7%	-9.3%
High-end home	0.8	1.7	(0.9)	-50.9%	-42.6%	-28.3%
Other	—	0.2	(0.2)	-84.8%	—	—

Total Commercial & Industrial Sales	24.2	22.1	2.1	9.5%	—	—

Total Sales	$49.1	$41.1	$8.0	19.7%	—	—

(1)	Due to the significant differences in volumes and ASPs for each product category, changes in volumes and ASPs have not been included for the “Other” categories or subtotals.

For the three months ended March 27, 2015, the increase in volumes sold of tiled LCD video wall systems, including Matrix and Mosaic, was due primarily to the continued increased demand for indoor video wall systems, while the increase in ASPs of tiled LCD video wall systems was due primarily to a change in the mix of products sold towards higher priced larger format Matrix products. The increase in ASPs of signage monitors was due primarily to a change in the mix of products sold towards higher priced large format UltraRes products. The increase in ASPs of custom commercial and industrial products was due primarily to a shift in the mix of products sold in the second quarter of 2015 towards certain custom products with higher ASPs as compared to the custom products that were sold in the second quarter of 2014. The decrease in volumes sold of custom commercial and industrial products was due primarily to fewer custom orders in the second quarter of 2015 as compared to the second quarter of 2014. The increase in volumes sold of desktop monitors was due to increased customer demand. The increase in the sales volume and the decrease in the ASPs of rear-projection cubes was primarily the result of a large order for rear-projection cubes in the second quarter of 2015 at a lower ASP than rear-projection cubes that were sold in the second quarter of 2014. The decrease in high-end home product volumes sold was due to continued declines in demand for high-end projection home theater systems, while the decrease in high-end home ASPs was due primarily to a change in the mix of products sold toward lower priced product offerings. The decrease in the volumes sold of touch monitors was primarily the result of lower overall customer demand, while the decrease in ASPs of touch monitors was due primarily to a change in the mix of products sold towards lower priced product offerings in the second quarter of 2015 as compared to the second quarter of 2014.

Sales for the Six Months Ended March 27, 2015

For the six months ended March 27, 2015, the Company’s sales increased $23.4 million or 28.7% to $104.9 million from $81.5 million for the six months ended March 28, 2014. The increase was due to increases in sales of both digital signage products and commercial and industrial products. The increase in sales of digital signage products of $16.8 million or 44.2% was due primarily to an increase in the sales volume of tiled LCD video wall systems, which was driven by increased demand for indoor video wall systems, and an increase in the ASPs of signage monitors, which was driven by a shift in the mix of products sold towards higher priced larger format displays. The increase in sales of commercial and industrial products of $6.6 million or 15.2% was due primarily to an increase in the ASPs of custom displays and an increase in the sales volume of desktop monitors. These increases were partially offset by a decrease in sales of high-end home products and touch monitors. A summary of the major components of sales for the first six months of 2015, including changes in sales from the first six months of 2014 due to changes in volumes and ASPs is as follows:

Sales for the Six Months Ended March 27, 2015

	Six months ended		$ Change	% Change	% Change in Volumes(1)	% Change in ASPs(1)
	Mar. 27, 2015	Mar. 28, 2014
	(In millions, except percentages)
Digital Signage Product Sales
Tiled LCD systems	$35.7	$26.4	$9.3	35.2%	40.2%	-3.5%
Signage monitors	19.0	11.5	7.5	64.9%	-2.9%	69.8%

Total Digital Signage Product Sales	54.7	37.9	16.8	44.2%	—	—
Commercial & Industrial Sales
Custom commercial & industrial	15.3	8.0	7.3	90.5%	-26.2%	167.8%
Desktop monitors	18.4	15.8	2.6	16.5%	18.8%	0.1%
Touch monitors	5.7	6.9	(1.2)	-18.0%	-10.9%	-5.9%
Rear-projection cubes	9.2	9.1	0.1	0.9%	21.8%	-9.0%
High-end home	1.6	3.4	(1.8)	-51.0%	-47.7%	-18.9%
Other	—	0.4	(0.4)	-91.3%	—	—

Total Commercial & Industrial Sales	50.2	43.6	6.6	15.2%	—	—

Total Sales	$104.9	$81.5	$23.4	28.7%	—	—

(1)	Due to the significant differences in volumes and ASPs for each product category, changes in volumes and ASPs have not been included for the “Other” categories or subtotals.

For the six months ended March 27, 2015, the increase in volumes sold of tiled LCD video wall systems, including Matrix and Mosaic, was due primarily to increased demand for indoor video wall systems. The decrease in ASPs of tiled LCD video wall systems was due primarily to a change in the mix of products sold during the first quarter of 2015 towards certain Matrix products with lower ASPs, partially offset by the increase in ASPs in the second quarter of 2015 due primarily to a change in the mix of products sold towards higher priced larger format Matrix products. The increase in ASPs of signage monitors was due primarily to a change in the mix of products sold towards higher priced large format UltraRes products, while the decrease in volumes sold of signage monitors was due to decreased customer demand for touch signage products. The increase in ASPs of custom commercial and industrial products was due primarily to a shift in the mix of products sold in the first six months of 2015 towards certain custom products with higher ASPs as compared to the custom products that were sold in the first six months of 2014. The decrease in volumes sold of custom commercial and industrial products was due primarily to fewer custom orders in the first six months of 2015 as compared to the first six months of 2014. The increase in volumes sold of desktop monitors was due to increased customer demand for desktop monitors. The decrease in high-end home product volumes sold was due to continued declines in demand for high-end projection home theater systems, while the decrease in high-end home ASPs was due primarily to a change in product mix toward lower priced product offerings. The decrease in the volumes sold of touch monitors was primarily the result of lower overall customer demand, while the decrease in ASPs of touch monitors was due primarily to a change in the mix of products sold toward lower priced product offerings in the first six months of 2015 as compared to the first six months of 2014.

Sales by Geographic Region

					% of Total Sales
	Three months ended				Three months ended
	Mar. 27, 2015	Mar. 28, 2014	$ Change	% Change	Mar. 27, 2015	Mar. 28, 2014
	(In millions, except percentages)
Domestic sales (United States)	$36.4	$30.6	$5.8	19.2%	74.1%	74.5%
International sales	12.7	10.5	2.2	21.2%	25.9%	25.5%

Total sales	$49.1	$41.1	$8.0	19.7%

Domestic (United States) sales increased $5.8 million or 19.2% to $36.4 million in the second quarter of 2015 from $30.6 million in the second quarter of 2014. The increase in domestic sales for the three months ended March 27, 2015 was due primarily to an increase in sales of digital signage products, custom commercial and industrial products, and desktop monitors, which was partially offset by a decrease in sales of rear-projection cubes, high-end home products, and touch monitors. These increases and decreases in domestic product sales were primarily due to the reasons discussed above in Sales for the Three Months Ended March 27, 2015. As a percentage of sales, domestic sales decreased to 74.1% in the second quarter of 2015 from 74.5% in the second quarter of 2014. International sales increased $2.2 million or 21.2% to $12.7 million in the second quarter of 2015 from $10.5 million in the second quarter of 2014. The increase in international sales for the three months ended March 27, 2015 was primarily due to an increase in sales of custom commercial and industrial products and rear-projection cubes sold outside of the United States, partially offset by the effect of changes in currency exchange rates due primarily to the strengthening of the U.S. Dollar against the Euro. As a percentage of sales, international sales increased to 25.9% in the second quarter of 2015 from 25.5% in the second quarter of 2014. The Company does not have material sales to any particular country outside the United States.

					% of Total Sales
	Six months ended				Six months ended
	Mar. 27, 2015	Mar. 28, 2014	$ Change	% Change	Mar. 27, 2015	Mar. 28, 2014
	(In millions, except percentages)
Domestic sales (United States)	$78.9	$61.8	$17.1	27.7%	75.2%	75.8%
International sales	26.0	19.7	6.3	31.9%	24.8%	24.2%

Total sales	$104.9	$81.5	$23.4	28.7%

Domestic (United States) sales increased $17.1 million or 27.7% to $78.9 million in the first six months of 2015 from $61.8 million in the first six months of 2014. The increase in domestic sales for the six months ended March 27, 2015 was due primarily to increases in sales of digital signage products, custom commercial and industrial products, and desktop monitors, which were partially offset by a decrease in sales of rear-projection cubes, high-end home products, and touch monitors. These increases and decreases in the domestic product sales were primarily due to the reasons discussed above in Sales for the Six Months Ended March 27, 2015. As a percentage of sales, domestic sales decreased to 75.2% in the first six months of 2015 from 75.8% in the first six months of 2014. International sales increased $6.3 million or 31.9% to $26.0 million in the first six months of 2015 from $19.7 million in the first six months of 2014. The increase in international sales for the six months ended March 27, 2015 was primarily due to an increase in sales of custom commercial and industrial products and rear-projection cubes sold outside of the United States, partially offset by the effect of changes in currency exchange rates due primarily to the strengthening of the U.S. Dollar against the Euro. As a percentage of sales, international sales increased to 24.8% in the first six months of 2015 from 24.2% in the first six months of 2014. The Company does not have material sales to any particular country outside the United States.

Gross Profit

	Three months ended				Six months ended
	Mar. 27, 2015	Mar. 28, 2014	$ Change	% Change	Mar. 27, 2015	Mar. 28, 2014	$ Change	% Change
	(In millions, except percentage and basis point changes)
Gross profit	$12.2	$9.7	$2.5	26.5%	$26.6	$19.4	$7.2	37.3%
Gross profit margin	24.9%	23.5%	—	140bps	25.4%	23.8%	—	160bps

Gross profit as a percentage of sales increased to 24.9% in the second quarter of 2015 from 23.5% in the second quarter of 2014. Total gross profit increased $2.5 million or 26.5% to $12.2 million in the second quarter of 2015 as compared to $9.7 million in the second quarter of 2014. In the first six months of 2015 gross profit as a percentage of sales increased to 25.4% from 23.8% in the first six months of 2014. Total gross profit increased $7.2 million or 37.3% to $26.6 million in the first six months of 2015 as compared to $19.4 million in the first six months of 2014. The increase in gross profit margin for both the three month and six months periods ended March 27, 2015 was due primarily to lower labor and overhead expenses as a percentage of sales driven by improved capacity utilization, increased sales of digital signage products and higher gross profit rates on these sales as compared to the same periods of the prior year, as well as a change in the mix of products sold towards higher margin digital signage products, as the Company continued to execute its strategy to focus on the market for digital signage products. The higher digital signage gross profit rates were primarily the result of a change in the mix of digital signage products sold toward larger format products which have higher margins.

Research and Development, Net

	Three months ended				Six months ended
	Mar. 27, 2015	Mar. 28, 2014	$ Change	% Change	Mar. 27, 2015	Mar. 28, 2014	$ Change	% Change
	(In millions, except percentage and basis point changes)
Research and development, net	$1.6	$1.5	$0.1	9.3%	$3.2	$2.7	$0.5	19.4%
% of sales	3.3%	3.6%	—	(30) bps	3.1%	3.3%	—	(20) bps

Net research and development expenses increased $0.1 million or 9.3% to $1.6 million in the second quarter of 2015 as compared to $1.5 million in the second quarter of 2014. Net research and development expenses increased $0.5 million or 19.4% to $3.2 million in the first six months of 2015 as compared to $2.7 million in the first six months of 2014. The increase for both the three and six month periods ended March 27, 2015 was due primarily to increased compensation related expenses driven by increased headcount as compared to the first three and six month periods ended March 28, 2014, as well as increased project related expenses.

As a percentage of sales, net research and development expenses decreased to 3.3% in the second quarter of 2015 as compared to 3.6% in the second quarter of 2014. In the first six months of 2015, net research and development expenses were 3.1% of sales as compared to 3.3% of sales in the first six months of 2014. The decrease in net research and development expenses as a percentage of sales for the second quarter of 2015 and for the first six months of 2015 was primarily the result of net research and development expenses increasing at a slower rate than sales in both periods.

Sales and Marketing

	Three months ended				Six months ended
	Mar. 27, 2015	Mar. 28, 2014	$ Change	% Change	Mar. 27, 2015	Mar. 28, 2014	$ Change	% Change
	(In millions, except percentage and basis point changes)
Sales and marketing	$6.2	$5.1	$1.1	22.1%	$12.3	$9.7	$2.6	26.0%
% of sales	12.5%	12.3%	—	20bps	11.7%	11.9%	—	(20) bps

Sales and marketing expenses increased $1.1 million or 22.1% to $6.2 million in the second quarter of 2015 as compared to $5.1 million in the second quarter of 2014. Sales and marketing expenses increased $2.6 million or 26.0% to $12.3 million in the first six months of 2015 as compared to $9.7 million in the first six months of 2014. The increase for both the three and six months ended March 27, 2015 was due primarily to increased headcount to support the growth in sales as well as increased compensation related expenses and higher sales and marketing program spending.

As a percentage of sales, sales and marketing expenses increased to 12.5% in the second quarter of 2015 as compared to 12.3% in the same period of the prior year. The increase in sales and marketing expenses as a percentage of sales for the second quarter of 2015 was primarily the result of sales and marketing expenses increasing at a faster rate than sales. In the first six months of 2015, sales and marketing expenses were 11.7% of sales as compared to 11.9% of sales in the first six months of 2014. The decrease in sales and marketing expenses as a percentage of sales for the first six months of 2015 was primarily the result of sales and marketing expenses increasing at a slower rate than sales.

General and Administrative

	Three months ended				Six months ended
	Mar. 27, 2015	Mar. 28, 2014	$ Change	% Change	Mar. 27, 2015	Mar. 28, 2014	$ Change	% Change
	(In millions, except percentage and basis point changes)
General and administrative	$3.7	$3.2	$0.5	16.7%	$7.7	$6.5	$1.2	19.4%
% of sales	7.6%	7.8%	—	(20) bps	7.3%	7.9%	—	(60) bps

General and administrative expenses increased $0.5 million or 16.7% to $3.7 million in the second quarter of 2015 from $3.2 million in the second quarter of 2014. General and administrative expenses increased $1.2 million or 19.4% to $7.7 million in the first six months of 2015 as compared to $6.5 million in the first six months of 2014. The increase in general and administrative expenses for both the three and six month periods ended March 27, 2015 was due primarily to increased compensation and professional service expenses.

As a percentage of sales, general and administrative expenses decreased to 7.6% in the second quarter of 2015 as compared to 7.8% in the second quarter of 2014. In the first six months of 2015, general and administrative expenses were 7.3% of sales as compared to 7.9% of sales in the first six months of 2014. The decrease in general and administrative expenses as a percentage of sales was primarily the result of general and administrative expenses increasing at a slower rate than sales in both periods.

Restructuring Charges

During the second quarter of 2015 and second quarter of 2014, the Company recorded $43 thousand and $10 thousand, respectively, in restructuring charges. In the first six months of 2015 and 2014 the Company recorded $53 thousand and $21 thousand, respectively, in restructuring charges. As discussed in Note 5—Restructuring Charges, $13 thousand and $23 thousand of the charges recorded for the second quarter and first six months of 2015, respectively, as well as all of the restructuring charges recorded in the second quarter and first six months of 2014 were the result of accretion of interest expense related to the liability recorded in fiscal 2013 and adjusted in fiscal 2014 related to the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility. For the three months ended March 27, 2015, the Company recorded $30 thousand in charges related to severance benefits for the termination of certain employees at the Company’s facility in France.

Total Operating Expenses

	Three months ended				Six months ended
	Mar. 27, 2015	Mar. 28, 2014	$ Change	% Change	Mar. 27, 2015	Mar. 28, 2014	$ Change	% Change
	(In millions, except percentage and basis point changes)
Total operating expenses	$11.5	$9.7	$1.8	18.7%	$23.2	$18.9	$4.3	22.9%
% of sales	23.5%	23.7%	—	(20) bps	22.2%	23.2%	—	(100) bps

Total operating expenses increased $1.8 million or 18.7% to $11.5 million in the second quarter of 2015 from $9.7 million in the same period of the prior year. Total operating expenses increased $4.3 million or 22.9% to $23.2 million in the first six months of 2015 as compared to $18.9 million in the first six months of 2014. The increase in total operating expenses was due primarily to the reasons discussed above.

As a percentage of sales, total operating expenses decreased to 23.5% in the second quarter of 2015 from 23.7% in the second quarter of 2014. In the first six months of 2015, total operating expenses were 22.2% of sales as compared to 23.2% of sales in the first six months of 2014. The decrease in total operating expenses as a percentage of sales was primarily the result of operating expenses increasing at a slower rate than sales.

Non-operating Income and Expense

	Three months ended			Six months ended
	Mar. 27, 2015	Mar. 28, 2014	$ Change	Mar. 27, 2015	Mar. 28, 2014	$ Change
	(In millions)
Interest, net	$0.1	$0.1	—	$0.2	$0.1	$0.1
Foreign exchange, net	0.6	—	0.6	0.9	—	0.9
Other, net	0.1	0.2	(0.1)	0.2	0.4	(0.2)

Net non-operating income	$0.8	$0.3	$0.5	$1.3	$0.5	$0.8

Non-operating income and expense includes interest income, interest expense, net foreign currency exchange gain or loss and other income or expense. Net interest income in the second quarter of 2015 and the second quarter of 2014 was $0.1 million. Net interest income in the first six months of 2015 was $0.2 million as compared to $0.1 million in the first six months of 2014.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. In the second quarter of 2015 the company recorded a net foreign currency exchange gain of $0.6 million, as compared to a net loss of $10 thousand in the second quarter of 2014. For the first six months of 2015, foreign currency exchange gains and losses amounted to a net gain of $0.9 million as compared to a net loss of $53 thousand in 2014. The net foreign currency exchange gains recorded in the first three and six month periods of 2015 were driven by the strengthening of the U.S. Dollar against the Euro as the Company has Euro denominated assets and liabilities held in the United States as well as U.S. Dollar denominated assets held in a foreign subsidiary where the functional currency is the Euro.

Net other non-operating income was $0.1 million in the second quarter of 2015 as compared to $0.2 million in the second quarter of 2014. Net other non-operating income was $0.2 million in the first six months of 2015 as compared to $0.4 million in 2014.

Provision for Income Taxes

In the second quarter of 2015 the Company recorded an income tax benefit of $0.1 million on pretax income of $1.5 million, resulting in an effective tax rate benefit of 9.7%. Comparatively, the Company recorded an income tax expense of $0.1 million on pretax income of $0.3 million in the second quarter of 2014, resulting in an effective tax rate of 20.6%. The tax benefit recorded in the second quarter of 2015 was generated by the reduction of previously accrued uncertain foreign taxes partially offset by other foreign and state taxes. The tax provision in the second quarter of 2014 was generated by tax expense in certain foreign jurisdictions and state taxes.

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

The financial results in the United States during the first six months of 2015 were positive and available U.S. NOL’s permitted the Company to not record U.S. income tax expense against those earnings. Although the Company experienced positive U.S. income in the current quarter, the Company’s assessment of all the positive and negative evidence led it to conclude that it is more likely than not that the U.S. deferred tax assets will not be realized, and the valuation allowance against those U.S. tax assets are still necessary. Accordingly, as of March 27, 2015, the Company continued to place a valuation allowance against its U.S. deferred tax assets. There were no material changes to the Company’s Finnish operations and the Company continued to maintain a full valuation allowance against the Finnish deferred tax assets. While a valuation allowance was still in place for financial statement purposes as of March 27, 2015, the valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given the Company’s current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance on U.S. deferred tax assets will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that the Company is able to actually achieve.

Net Income

	Three months ended				Six months ended
	Mar. 27, 2015	Mar. 28, 2014	$ Change	% Change	Mar. 27, 2015	Mar. 28, 2014	$ Change	% Change
	(In millions, except percentage and basis point changes)
Net income	$1.6	$0.2	$1.4	607.0%	$4.7	$0.9	$3.8	447.9%
% of sales	3.3%	0.6%	—	270bps	4.5%	1.1%	—	340bps
Net income per share—basic	$0.07	$0.01			$0.21	$0.04
Net income per share—diluted	$0.07	$0.01			$0.21	$0.04

In the second quarter of 2015 net income was $1.6 million or $0.07 per basic and diluted share, as compared to net income of $0.2 million or $0.01 per basic and diluted share in the second quarter of 2014. In the first six months of 2015, net income was $4.7 million or $0.21 per basic and diluted share, as compared to net income of $0.9 million or $0.04 per basic and diluted share in the first six months of 2014. The increases in net income and net income per share in both periods are due to the reasons discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities was $6.6 million in the first six months of 2015 as compared to net cash provided by operating activities of $1.7 million in the first six months of 2014. Cash provided by operating activities in the first six months of 2015 primarily relates to net income for the period, decreases in accounts receivable and other assets, an increase in accounts payable, and non-cash charges including depreciation and share-based compensation, which did not result in a cash outlay. These sources of cash were partially offset by increases in inventories and decreases in other liabilities and deferred revenue. Comparatively, cash provided by operating activities in the first six months of 2014 primarily related to net income incurred in the period, a decrease in inventories, and non-cash charges including depreciation and share-based compensation, which did not result in a cash outlay. These sources of cash were partially offset by decreases in accounts payable and other liabilities.

Working capital increased $5.0 million to $43.9 million at March 27, 2015 from $38.9 million at September 26, 2014. The increase in working capital was due primarily to increases in cash, inventories, and other current assets, and decreases in other current liabilities, which were partially offset by decreases in accounts receivable and increases in accounts payable. Current assets increased $4.7 million to $76.8 million at March 27, 2015 as compared to $72.1 million at September 26, 2014 due primarily to increases in cash, inventories, and other current assets. Current liabilities decreased $0.3 million to $32.9 million at March 27, 2015 from $33.2 million at September 26, 2014 due primarily to decreases in other current liabilities and the current portion of capital leases partially offset by an increase in accounts payable. Cash increased $3.1 million due primarily to cash provided by operating activities of $6.6 million as a result of the factors discussed above, which was partially offset by cash used in financing activities of $1.8 million and cash used in investing activities of $0.2 million. Inventories increased $4.4 million due primarily to increases in Matrix, desktop monitor, and custom commercial and industrial inventories to support the growth in sales. Other current assets increased $1.1 million due primarily to the reclassification of a portion of the Purchase Price Note Receivable and the Component Device Receivable from Beneq from long-term to current as well as the reclassification of certain French tax receivables from long-term to current. Accounts receivable decreased $4.0 million due primarily to lower sales in the second quarter of 2015 as compared to the fourth quarter of 2014 as well as the timing of collections from customers. Other current liabilities decreased $2.1 million due to a decrease in accrued liabilities. The current portion of capital leases decreased $0.4 million due to principal payments made on the capital lease obligations during the first six months of 2015. Accounts payable increased $2.3 million due to an increase in inventory purchases and also due to the timing of payments to vendors.

The Company’s credit agreement allows for borrowing up to 80% of its eligible accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement has interest rates ranging from LIBOR + 2.25% to Prime + 0.75%, expires on November 21, 2015, and is secured by substantially all of the assets of the Company. As of March 27, 2015 the Company’s borrowing capacity was $12.0 million. There were no amounts outstanding under the Company’s credit agreement as of March 27, 2015 and September 26, 2014. The credit agreement contains certain financial covenants, with which the Company was in compliance as of March 27, 2015.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended March 27, 2015 that could significantly affect the Company’s internal controls over financial reporting.

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

In recent fiscal years, the Company has been made party to lawsuits (among many other defendants) alleging infringement of certain U.S. patents relating to certain products marketed and sold by the Company, including the Company’s Indisys image processing products, certain projector products, and LED technology. While each of these matters has been resolved, the Company is currently a party to patent infringement litigation in cases relating to the Company’s sale of multi-monitor stands and certain home theater projector products. Intellectual property litigation can be very expensive and can divert management’s time and attention, which could adversely affect the Company’s business. In addition, the Company may not be able to obtain a favorable outcome in any intellectual property litigation.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the sales prices of the Company’s stock ranged from $1.93 to $9.17. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

Failure of the Company’s internal controls to prevent error or fraud could adversely affect the Company’s financial position and results of operations. The Company’s internal controls over financial reporting have not been required to be audited by its independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) since 2008. Beginning with the fiscal year ended September 25, 2015, the Company’s internal controls over financial reporting will be required to be audited by its independent registered public accounting firm. As a result, significant additional expenditures could be incurred which could adversely impact the Company’s results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases of our shares of common stock during the three-month period ended March 27, 2015:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1
December 27, 2014 to January 30, 2015	2,726	$8.37	—	$—
Month 2
January 31, 2015 to February 27, 2015	10,841	$6.26	—	$—
Month 3
February 28, 2015 to March 27, 2015	—	$—	—	$—

Total	13,567	$6.68	—

(1)	Fully vested shares of common stock withheld by us in satisfaction of required withholding tax liability upon the vesting of restricted shares.

Item 6.	Exhibits

(a)

10.1	Planar Systems, Inc. 2015 Incentive Plan* (1)

10.2	Planar Systems, Inc. 2015 Employee Stock Purchase Plan* (1)

10.3	Second Amended and Restated Executive Employment Agreement, entered into as of March 2, 2015, between Planar Systems, Inc. and Gerald Perkel* (2)

10.4	Second Amended and Restated Executive Severance Agreement, entered into as of March 2, 2015, between Planar Systems, Inc. and Stephen M. Going* (2)

10.5	Second Amended and Restated Key Employee Severance Agreement, entered into as of March 2, 2015, between Planar Systems, Inc. and Ryan W. Gray* (2)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Incorporated by reference to the Company’s Proxy Statement filed January 9, 2015.
2	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 4, 2015.
*	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: May 8, 2015	/S/ RYAN GRAY
Ryan Gray
Vice President and Chief Financial Officer