Form 10-Q
period 2015-06-26
PLANAR SYSTEMS INC
filed 2015-08-07
CIK 722392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Act of 1934

For the Quarter Ended June 26, 2015

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

Number of common stock outstanding as of August 3, 2015

22,754,410 shares, no par value per share

PLANAR SYSTEMS, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PLANAR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	Jun. 26, 2015	Sept. 26, 2014
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$16,365	$13,068
Accounts receivable, net of allowance for doubtful accounts of $361 at Jun. 26, 2015 and $469 at Sept. 26, 2014	18,777	28,333
Inventories (Note 2)	33,233	26,805
Other current assets (Note 9)	4,556	3,909

Total current assets	72,931	72,115
Property, plant and equipment, net	4,167	5,039
Other assets (Note 9)	4,717	7,250

	$81,815	$84,404

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,951	$18,176
Current portion of capital leases	—	394
Deferred revenue	1,321	1,637
Other current liabilities (Notes 5 and 6)	11,267	12,974

Total current liabilities	28,539	33,181
Other long-term liabilities (Note 5)	4,189	5,189

Total liabilities	32,728	38,370
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares, no shares issued	—	—
Common stock, no par value. Authorized 60,000,000 shares; 22,339,266 and 21,680,975 issued shares at June 26, 2015 and September 26, 2014, respectively	190,512	188,127
Retained deficit	(135,958)	(138,508)
Accumulated other comprehensive loss	(5,467)	(3,585)

Total shareholders’ equity	49,087	46,034

	$81,815	$84,404

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	Jun. 26, 2015	Jun. 27, 2014	Jun. 26, 2015	Jun. 27, 2014
	(In thousands, except share data)
Sales	$42,484	$43,853	$147,433	$125,385
Cost of sales	31,120	33,188	109,440	95,325

Gross profit	11,364	10,665	37,993	30,060
Operating expenses:
Research and development, net	1,897	1,560	5,135	4,273
Sales and marketing	6,195	5,187	18,453	14,914
General and administrative	3,377	3,158	11,083	9,614
Restructuring (Note 5)	11	10	64	31

Total operating expenses	11,480	9,915	34,735	28,832

Income (loss) from operations	(116)	750	3,258	1,228
Non-operating income (expense):
Interest, net	127	99	400	234
Foreign exchange, net	(160)	(1)	695	(54)
Other, net	(15)	(27)	155	422

Net non-operating income (expense)	(48)	71	1,250	602

Income (loss) before income taxes	(164)	821	4,508	1,830
Provision for income taxes (Note 7)	129	115	100	266

Net income (loss)	(293)	706	4,408	1,564

Net income (loss) per share
Basic (Note 3)	$(0.01)	$0.03	$0.20	$0.07

Diluted (Note 3)	$(0.01)	$0.03	$0.20	$0.07

Average shares outstanding—basic (Note 3)	22,273	21,491	22,031	21,302
Average shares outstanding—diluted (Note 3)	22,273	21,623	22,333	21,506

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	Jun. 26, 2015	Jun. 27, 2014	Jun. 26, 2015	Jun. 27, 2014
	(In thousands)
Net income (loss)	$(293)	$706	$4,408	$1,564
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	320	(121)	(1,882)	143
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—

Comprehensive income	$27	$585	$2,526	$1,707

See accompanying notes to consolidated financial statements.

PLANAR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	Jun. 26, 2015	Jun. 27, 2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,408	$1,564
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,247	1,331
Restructuring charges	64	31
Share based compensation	2,359	1,144
(Increase) decrease in accounts receivable, net	9,306	(2,310)
(Increase) decrease in inventories	(6,453)	3,795
(Increase) decrease in other assets	1,181	(91)
Decrease in accounts payable	(2,205)	(896)
Decrease in deferred revenue	(286)	(53)
Decrease in other liabilities	(2,560)	(520)

Net cash provided by operating activities	7,061	3,995
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(683)	(247)
Acquisition of Beneq component device receivable (Note 9)	—	(3,981)
Proceeds from Beneq receivables (Note 9)	358	612

Net cash used in investing activities	(325)	(3,616)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligations	(388)	(710)
Value of shares withheld for tax liability	(1,858)	(441)
Net proceeds from issuance of capital stock	26	171

Net cash used in financing activities	(2,220)	(980)
Effect of exchange rate changes on cash	(1,219)	147

Net increase (decrease) in cash	3,297	(454)
Cash at beginning of period	13,068	11,971

Cash at end of period	$16,365	$11,517

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

NOTE 2 – INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

	Jun. 26, 2015	Sep. 26, 2014
Raw Materials	$20,888	$16,398
Work in process	155	52
Finished Goods	12,190	10,355

	$33,233	$26,805

NOTE 3 – EARNINGS PER SHARE

Weighted average basic shares outstanding for the three and nine months ended June 26, 2015 were 22,273,000 and 22,031,000, respectively, and for the three and nine months ended June 27, 2014 were 21,491,000 and 21,302,000, respectively. Diluted shares outstanding for the three and nine months ended June 26, 2015 were 22,273,000 and 22,333,000, respectively, and for the three and nine months ended June 27, 2014 were 21,623,000 and 21,506,000, respectively. The FASB Accounting Standards CodificationTM (“ASC”) Topic 260, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding includes the dilutive effect of in-the-money options and nonvested shares, which is calculated based on the average closing share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits or deficiencies that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three months ended June 26, 2015 there was no dilutive effect of in-the-money employee stock options or nonvested shares due the Company incurring a net loss for the three months then ended. For the nine months ended June 26, 2015 the dilutive effect of nonvested stock awards was approximately 302,000. For the three and nine months ended June 27, 2014 the dilutive effect of nonvested stock awards was approximately 132,000 and 204,000, respectively. There was no dilutive effect of in-the-money employee stock options for the nine months ended June 26, 2015 or for the three and nine months ended June 27, 2014. For the nine months ended June 26, 2015, options and nonvested stock awards amounting to approximately 573,000 shares were excluded from the calculation as their effect would have been anti-dilutive. For the three and nine months ended June 27, 2014 options and nonvested stock awards amounting to approximately 605,000 shares and 682,000 shares, respectively, were excluded from the calculation as their effect would have been anti-dilutive.

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

Information regarding outstanding options is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at September 26, 2014	545,636	$8.67
Granted	—	—
Exercised	(4,402)	5.86
Forfeited	—	—
Expired	(208,189)	9.61

Options outstanding at June 26, 2015	333,045	$8.12

All options outstanding at June 26, 2015 were exercisable. As of June 26, 2015, the total pretax intrinsic value of options outstanding and options exercisable was $0 and the options had a weighted average remaining contractual term of 0.4 years.

Restricted Stock

The 2015 Plan provides for the issuance of restricted stock (“nonvested shares” per ASC Topic 718, “Compensation – Stock Compensation”). Shares issued generally vest over a one to three year period upon the passage of time, or upon meeting objective performance conditions.

Information regarding outstanding restricted stock awards is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 26, 2014	1,521,717	$2.08
Granted	940,144	5.11
Vested	(975,111)	2.12
Forfeited	—	—

Restricted stock outstanding at June 26, 2015	1,486,750	$3.93

Valuation and Expense Information

The following table summarizes share based compensation expense related to share based payment awards and employee stock purchases for the three and nine months ended June 26, 2015 and June 27, 2014. The expense was allocated as follows:

	Three months ended		Nine months ended
	Jun. 26, 2015	Jun. 27, 2014	Jun. 26, 2015	Jun. 27, 2014
Cost of sales	$55	$27	$198	$73

Research and development, net	$76	$15	$165	$34
Sales and marketing	135	55	487	141
General and administrative	359	259	1,509	896

Share based compensation expense included in operating expenses	$570	$329	$2,161	$1,071

Share based compensation expense related to employee stock options, restricted stock awards and employee stock purchase plan	$625	$356	$2,359	$1,144

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

NOTE 5 – RESTRUCTURING CHARGES

For the three and nine months ended June 26, 2015, the Company recorded $11 and $34, respectively, in accretion of interest expense related to the liability recorded in fiscal 2013 and revised in fiscal 2014 associated with the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility. For the three and nine months ended June 27, 2014 the Company recorded $10 and $31, respectively, in accretion of interest expense related liability recorded in fiscal 2013 associated with this action. The remaining liability from this action is included in other current liabilities and other long-term liabilities. For the nine months ended June 26, 2015, the Company also recorded $30 in restructuring charges related to severance benefits for the termination of certain employees at the Company’s facility in France.

Restructuring charges related to previously recorded charges affected the Company’s financial position as follows:

	Accrued Compensation	Other Current Liabilities	Other Long-term Liabilities
Balance as of September 26, 2014	$16	$705	$1,662
Additional charges	30	$—	$—
Accretion of interest expense	—	34	—
Cash paid	(46)	(529)	—
Reclassification from other long-term liabilities to other current liabilities	—	515	(515)

Balance as of June 26, 2015	$—	$725	$1,147

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of:

	Jun. 26, 2015	Sep. 26, 2014
Warranty Reserve	$3,329	$3,319
Accrued Compensation	3,278	4,407
Other	4,660	5,248

Total	$11,267	$12,974

The Company provides a warranty for its products and establishes an allowance at the time of sale which the Company believes, based on its best estimates, is sufficient to cover costs during the warranty period. The warranty period is generally between 12 and 36 months. This reserve is included in other current liabilities.

A reconciliation of the changes in the warranty reserve is as follows:

	Jun. 26, 2015
	Three months ended	Nine months ended
Balance at beginning of period	$3,407	$3,319
Cash paid for warranty repairs	(1,366)	(4,466)
Provision for current period sales	1,288	4,476

Balance at end of period	$3,329	$3,329

NOTE 7 – INCOME TAXES

The provision for income taxes for the third quarter of fiscal 2015 was recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the provision for income taxes is the result of a mix of profits and losses the Company and its subsidiaries earn in tax jurisdictions with a broad range of income tax rates. The tax expense of $129 and $100 for the three and nine months ended June 26, 2015, respectively, were generated by a mix of tax expense in foreign jurisdictions and state taxes. The tax provisions of $115 and $266 for the three and nine months ended June 27, 2014, respectively were generated by a mix of tax expense in foreign jurisdictions and state taxes.

For the three months ended June 26, 2015 the negative effective tax rate of 78.7% differs from the federal statutory rate due to the generation of losses in jurisdictions which have valuation allowances recorded against these tax losses. For the nine months ended June 26, 2015 the effective tax rate of 2.2% differs from the federal statutory rate due to the generation of income in jurisdictions utilizing NOL’s which previously had valuation allowances recorded against them and the recognition of foreign uncertain taxes due to the expiration of the statute of limitations, partially offset by foreign and state taxes.

Each quarter the Company assesses and evaluates a number of factors in determining whether the weight of available evidence supports the recognition of some or all of the deferred tax assets. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. In fiscal 2007 the Company determined that a valuation allowance should be recorded against all of its U.S. deferred tax assets, and in the third quarter of fiscal 2012 the Company recorded a valuation allowance against its Finnish deferred tax assets due to its cumulative three year operating loss in Finland. As of June 26, 2015 the Company continued to place a valuation allowance against its U.S. and Finnish deferred tax assets. While a valuation allowance was still in place for financial statement purposes as of June 26, 2015, the valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns.

During the first quarter of fiscal 2015 the Company adopted ASU 2013-11. The Company presents an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward. The adoption of ASU 2013-11 had no impact on the Company’s Consolidated Statements of Income. The adoption of ASU 2013-11 impacted the Consolidated Balance Sheet presentation of unrecognized tax benefits at June 26, 2015 by reducing other current assets and other assets by $117 and $457 respectively, and by reducing other long-term liabilities by $574.

During the three months ended June 26, 2015 there was no change to the amount of uncertain tax positions. During the nine months ended June 26, 2015 there was a $201 reduction to the amount of uncertain tax positions, which was included as a benefit to the tax provision, as a result of the expiration of the statute of limitations in foreign jurisdictions. The Company is subject to taxation primarily in the United States, Finland, and France, as well as in certain states (including Oregon and California) and other foreign jurisdictions. The Company’s larger jurisdictions generally provide for statutes of limitations from three to five years. The Company has effectively settled with the Internal Revenue Service on their examination of all United States federal income tax matters through fiscal year 2008. The Company has also settled examinations of both its Finnish tax returns for all tax years through 2007, as well as its French tax returns through fiscal year 2010.

NOTE 8 – BORROWINGS

The Company’s credit agreement allows for borrowing up to 80% of its eligible accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement has interest rates ranging from LIBOR + 2.25% to Prime + 0.75%, expires on November 21, 2015, and is secured by substantially all of the assets of the Company. As of June 26, 2015 the Company’s borrowing capacity was $12.0 million. There were no amounts outstanding under the Company’s credit agreement as of June 26, 2015 and September 26, 2014. The credit agreement contains certain financial covenants, with which the Company was in compliance as of June 26, 2015. On August 5, 2015 the Company entered into an amendment to the Company’s credit agreement with Silicon Valley Bank. The amendment extends the term of the credit agreement for an additional two year term with an expiration date of August 5, 2017 and increases the borrowing capacity to $14.0 million.

NOTE 9 – BENEQ RECEIVABLES

In fiscal 2013 the Company sold the assets and liabilities associated with its electroluminescent (“EL”) product line to Beneq Products Oy (“Beneq Products”) for a base sale price of $6.5 million, of which $3.9 million was paid in cash at closing, with the remaining $2.6 million held as two promissory notes (collectively, “Purchase Price Notes”). The term of the note is five years with principal payments due annually beginning in November 2014. The note accrues interest at 10% annually, with interest payments due in advance on the first day of each month.

In October 2014, Beneq Products informed the Company that it would not pay, when due on November 30, 2014, the first principal payment of $0.7 million due under the Purchase Price Notes. Beneq Products sought to exercise its right under the Purchase Price Notes to reschedule, on a single occasion, the due date of a payment to a date not later than 180 days after the November 30, 2014 due date and requested that the Company agree to waive the penalty interest payable under the Purchase Price Notes in connection with the exercise of its right to delay payment. Under the terms of the Purchase Price Notes, Beneq Products had agreed that, upon its exercise of the right to delay payment, it would pay a penalty equal to 12 months interest on the entire loan balance. The Company agreed to allow Beneq Products to exercise its right to delay repayment of the initial principal payment for up to 180 days in consideration for the payment of penalty interest equal to an additional 2% on the deferred balance in lieu of the penalty amount set forth in the Purchase Price Notes. In May 2015, Beneq Products failed to pay when due the $0.7 million payment, under the Purchase Price Notes originally scheduled to be paid November 30, 2014, and as a result is currently in default. Beneq has informed the Company that it is currently in the process of obtaining financing to fund both operations and to reduce their debt burden. The Company has agreed not to pursue its default rights under the Purchase Price Notes and the Settlement Agreement (as defined below) until the earliest to occur of (i) September 15, 2015 (ii) the date on which Beneq is no longer actively engaged in discussions regarding a potential financing, (iii) the date on which any other party provides notice to or initiates exercise of any right or remedy under any agreement or otherwise relating to the non-payment, (iv) the date on which either Beneq or Beneq Products has become insolvent, or a liquidator, administrator, receiver or similar officer is sought to be appointed or appointed for such party or for a substantial part of its property, or bankruptcy, reorganization or other insolvency proceedings or other action for the relief of debtors have been instituted by or against either such party, (v) the date on which either Beneq or Beneq Products has failed to pay when due any financial indebtedness from a bank or other financial institution, non-trade lender or investor, unless such non-payment is expressly waived in writing and then only for the period during which such waiver is effective, (vi) the date on which there is commenced against either Beneq or Beneq Products any case, proceeding or action seeking attachment, execution or similar process against all or a substantial part of the assets of Beneq or Beneq Products, as applicable, (vii) the date on which Beneq fails to perform any of the other covenants expressed in the agreement to forebear, and (viii) the date on which Beneq closes a financing transaction or series of transactions of any type or structure, whether debt, equity or otherwise, in which at least US$5,000,000 is raised .

Under the terms of the sale of assets agreement entered into by the Company in conjunction with the sale of the assets and liabilities associated with the EL product line, the Company transferred to Beneq Products certain non-cancelable component purchase commitments with third party vendors. Subsequent to the closing of the transaction, the Company learned that a vendor would not cooperate in the transfer to Beneq Products of such purchase commitments and demanded performance by Planar. In the third quarter of 2014, the Company entered into an agreement with this vendor (“Vendor Agreement”) related to such purchase commitments. As a part of the Vendor Agreement, the Company agreed to take delivery and ownership of €2.9 million ($3.9 million based on the EUR to USD exchange rate as of the agreement date) of electronic component devices. Delivery of these components and payment to the vendor were both completed in the third quarter of 2014. In the third quarter of 2014, the Company also entered into a settlement agreement (“Settlement Agreement”) with Beneq Products and Beneq Oy, the parent company of Beneq Products (collectively “Beneq”) establishing the terms under which the component inventory will be transferred to and paid for by Beneq (“Component Device Receivable”). As of June 26, 2015, Beneq Products has made all principal and interest payments as scheduled under the Settlement Agreement.

The amounts due under the Purchase Price Notes (“Purchase Price Notes Receivable”) and the Component Device Receivable are included in other current assets and other assets as of June 26, 2015 and September 26, 2014.

Other current assets consist of:

	Jun. 26, 2015	Sep. 26, 2014
Purchase Price Notes Receivable from Beneq, current portion	$1,300	$650
Component Device Receivable from Beneq, current portion	671	382
Other	2,585	2,877

Total	$4,556	$3,909

Other assets consist of:

	Jun. 26, 2015	Sep. 26, 2014
Purchase Price Notes Receivable from Beneq, non- current portion	$1,300	$1,950
Component Device Receivable from Beneq, non-current portion	1,733	2,741
Other	1,684	2,559

Total	$4,717	$7,250

Management has reviewed the total $5.0 million due from Beneq. Given that Beneq is currently in the process of obtaining financing to reduce its debt burden, Beneq Oy’s guarantee of the obligations of Beneq Products under the Purchase Price Notes, the Company’s security interest in assets of each of Beneq Products and Beneq Oy and information provided by Beneq relating to its efforts to take actions that would enhance its ability to perform the obligations under the Purchase Price Notes and the Settlement Agreement, the Company continues to believe the receivables due from Beneq are appropriately valued based on the Company’s best estimate of collectability. Based on this evaluation, the Company has determined that as of June 26, 2015 the total receivables due from Beneq (the Purchase Price Notes and the Component Device Receivable) were collectible and appropriately valued on the Company’s balance sheet as of that date. Accordingly, no allowance has been recorded against these receivables.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are made pursuant to the safe harbor provisions of the federal securities laws. Forward-looking statements, which may be identified by the inclusion of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and other similar expressions, are based on current expectations, estimates, assumptions and projections that are subject to change, and actual results may differ materially from the forward-looking statements. Forward-looking statements include, among others: expectations about the growth of the digital signage display market; beliefs about and continued focus on digital signage products and efforts to transition the Company’s focus, strategic direction, and resources; work to diversify the Company’s supplier base; expectations regarding the future impact of accounting measures; beliefs about the Company’s warranty reserve and tax allowances and positions, including the timing of, and effect on the Company’s results of operations of, the release of valuation allowances against the Company’s deferred tax assets; the collectability of the Purchase Price Notes and Component Device Receivable due from Beneq; and the performance, features and timing of shipping of the new Planar DirectLight LED Video Wall systems. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Many factors, including the risk factors included in Part II, Item 1A of this Report and the following, could cause actual results to differ materially from the forward-looking statements: poor or weakened domestic and international business and economic conditions; changes or reductions in the demand or order rates for products in the various display markets served by the Company; any delay in the timing of customer orders or the Company’s ability to ship product upon receipt of a customer order; the extent and timing of any additional expenditures by the Company to address business growth opportunities; any inability to reduce costs or to do so quickly enough, in either case, in response to reductions in revenue; the ability of the Company to successfully implement any cost reduction initiatives or generally cause ongoing operating expenses to be maintained at levels permitting Company profitability; adverse impacts on the Company or its operations relating to or arising from any inability to fund desired expenditures, including due to difficulties in obtaining necessary financing; changes in the flat-panel monitor and digital signage industry; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or the ability to keep pace with technological changes; technological advances; shortages of manufacturing capacity from the Company’s third-party manufacturing partners or other interruptions in the supply of components the Company incorporates in its finished goods including as a result of existing work slowdowns at certain U.S. West Coast ports or other labor unrest at import facilities and natural disasters and future production variables resulting in excess inventory. The forward-looking statements contained in this Report speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update one or more forward-looking statements, it should not be concluded that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

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

•	Tiled LCD Systems (Matrix and Mosaic): Planar’s ultra-narrow bezel LCD display systems allow customers to create flat, large video walls for a number of applications including ambience, advertising, architectural and brand promotion. These systems are being deployed in a wide range of markets including retail, hospitality, commercial, sports venues and airports, as well as in markets traditionally served by rear-projection cubes, such as control rooms. Planar’s solutions utilize specialized LCD panels and “tile” them together using video processing to create large video wall displays. Products offered are well suited to these applications as they are designed for simple installation, easy and cost effective maintenance and off-boarding of power and video processing. The Company offers and supports a growing number of sizes and resolutions of ultra-narrow bezel displays, including touch panels, which can be utilized in creating a wide variety of video wall solutions. Beginning in the three month period ended December 26, 2014, the sales of tiled LCD systems also includes sales of Visual Control Stations (“VCS”) video processing solutions that were previously reported in the sales of rear-projection cube displays. In March 2015 the Company debuted the new Planar DirectLight LED Video Wall System, which will provide exceptional visual performance, thin mounting depth, precise alignment, reliability, and adaptability to different customer uses and addresses the increasing demand for seamless, high-quality video walls. The Company expects to begin shipping the DirectLight LED Video Wall systems in the fourth quarter ended September 25, 2015.

•	Signage Monitors: Planar provides a line-up of commercial-grade LCD displays, including the zero bezel “UltraLux” and Ultra HD “UltraRes” product offerings, which are suitable for a wide range of digital signage uses. This category also includes other stand-alone signage monitors, outdoor signage displays, transparent displays, and customized LCD signage solutions for customers with requirements that go beyond those available from off-the-shelf products.

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

Overview of Results

In the three and nine months ended June 26, 2015, the Company continued to experience robust demand for its digital signage products as the Company achieved growth in its digital signage product offerings, including UltraRes and a portfolio of LCD commercial flat panel displays. In the nine months ended June 26, 2015, the Company also experienced strong demand for its tiled LCD systems. The Company believes the overall market for digital signage products is currently growing and will continue to grow in the future.

The Company recorded sales of $42.5 million in the three months ended June 26, 2015 (the “third quarter of 2015”), which was a decrease of $1.4 million or 3.1% as compared to sales of $43.9 million in the three months ended June 27, 2014 (the “third quarter of 2014”). The decrease in sales in the third quarter of 2015 as compared to the third quarter of 2014 was primarily the result of a $5.3 million or 23.7% decrease in sales of commercial and industrial products to $17.2 million in the third quarter of 2015 as compared to $22.5 million in the third quarter of 2014. This decrease was partially offset by an increase in sales of digital signage products of $3.9 million or 18.5% to $25.3 million in the third quarter of 2015 from $21.4 million in the third quarter of 2014. In the nine months ended June 26, 2015 (the “first nine months of 2015”), sales were $147.4 million, which was an increase of $22.0 million or 17.6% as compared to sales of $125.4 million in the nine months ended June 27, 2014 (the “first nine months of 2014”). The increase in sales in the first nine months of 2015 as compared to the first nine months of 2014 was primarily due to a $20.7 million or 35.0% increase in sales of digital signage products to $80.0 million in the first nine months of 2015 from $59.3 million in the first nine months of 2014. This increase was also due to a $1.3 million or 2.0% increase in sales of commercial and industrial products to $67.4 million in the first nine months of 2015 from $66.1 million in the first nine months of 2014.

The Company recorded a loss from operations of $0.1 million in the third quarter of 2015 as compared to income from operation of $0.8 million in the third quarter of 2014. For the first nine months of 2015 income from operations was $3.3 million as compared to $1.2 million in the first nine months of 2014. The loss from operations in the third quarter of 2015 as compared to income from operations in the third quarter of 2014 was due primarily to an increase in operating expenses of $1.6 million or 15.8%, which was partially offset by an increase in gross profit of $0.7 million or 6.6%. The improvement in income from operations in the first nine months of 2015 as compared to the first nine months of 2014 was due primarily to an increase in gross profit of $7.9 million or 26.4%, which was partially offset by an increase in operating expenses of $5.9 million or 20.5%. The increase in gross profit in both the three month and nine month periods ended June 26, 2015 was primarily the result of a change in the mix of products sold towards higher margin digital signage products, as the Company continued to execute its strategy to focus on the market for digital signage products, as well as higher gross profit rates on sales of digital signage products as compared to the same periods of 2014. Lower labor and overhead expenses as a percentage of sales driven by improved capacity utilization also contributed to the gross profit margin improvement in the first nine months of 2015 as compared to the first nine months of 2014. The increase in operating expenses in the third quarter of 2015 was primarily driven by a $1.0 million increase in sales and marketing expenses, a $0.3 million increase in net research and development expenses, and a $0.2 million increase in general and administrative expenses. The increase in operating expenses in the first nine months of 2015 was primarily driven by a $3.6 million increase in sales and marketing expenses, a $1.5 million increase in general and administrative expenses, and a $0.8 million increase in net research and development expenses.

In the third quarter of 2015 the Company recorded a net loss of $0.3 million or $0.01 per basic and diluted share as compared to net income of $0.7 million or $0.03 per basic and diluted share in the third quarter of 2014. For the first nine months of 2015, net income was $4.4 million or $0.20 per basic and diluted share as compared to $1.6 million or $0.07 per basic and diluted share in the first nine months of 2014. The change to a net loss for the three months ended June 26, 2015 as compared to net income for the three months ended June 27, 2014 is due to the reasons discussed below. The improvement in net income for the nine months ended June 26, 2015 was due primarily to the improvement in income from operations as well as an increase in net non-operating income due to the reasons discussed below.

Sales

Sales for the Three Months Ended June 26, 2015

For the three months ended June 26, 2015, the Company’s sales decreased $1.4 million or 3.1% to $42.5 million from $43.9 million for the three months ended June 27, 2014. The decrease was due primarily to a decrease in sales of commercial and industrial products which was partially offset by an increase in sales of digital signage products. The decrease in sales of commercial and industrial products of $5.3 million or 23.7% was due primarily to a decrease in sales of custom displays, rear-projections cubes, and high-end home products. The increase in sales of digital signage products of $3.9 million or 18.5% was driven by an increase in the sales of signage monitors. A summary of the major components of sales for the third quarter of 2015, including changes in sales from the third quarter of 2014 due to changes in volumes and average selling prices (“ASPs”) is as follows:

Sales for the Three Months Ended June 26, 2015

	Three months ended			%	% Change in	% Change in
	Jun. 26, 2015	Jun. 27, 2014	$ Change	Change	Volumes(1)	ASPs(1)
	(In millions, except percentages)
Digital Signage Product Sales
Tiled LCD systems	$15.2	$15.7	$(0.5)	-2.9%	-5.2%	2.5%
Signage monitors	10.1	5.7	4.4	76.9%	29.0%	37.2%

Total Digital Signage Product Sales	25.3	21.4	3.9	18.5%	—	—
Commercial & Industrial Sales
Custom commercial & industrial	1.6	4.2	(2.6)	-62.5%	-44.6%	-31.3%
Desktop monitors	9.2	9.3	(0.1)	-1.1%	-0.7%	-2.8%
Touch monitors	3.4	3.2	0.2	7.5%	7.4%	0.6%
Rear-projection cubes	2.4	4.6	(2.2)	-47.7%	-34.0%	-33.9%
High-end home	0.6	1.2	(0.6)	-51.7%	-55.1%	-14.9%
Other	—	—	—	—	—	—

Total Commercial & Industrial Sales	17.2	22.5	(5.3)	-23.7%	—	—

Total Sales	$42.5	$43.9	$(1.4)	-3.1%	—	—

(1)	Due to the significant differences in volumes and ASPs for each product category, changes in volumes and ASPs have not been included for the “Other” categories or subtotals.

For the three months ended June 26, 2015, the increase in ASPs of signage monitors was due primarily to a change in the mix of products sold towards higher priced large format UltraRes products while the increase in volumes sold of signage monitors was due primarily to increased demand for touch signage products. The decrease in volumes sold of custom commercial and industrial products was due primarily to fewer custom orders in the third quarter of 2015 as compared to the third quarter of 2014. The decrease in ASPs of custom commercial and industrial products was due primarily to a shift in the mix of products sold in the third quarter of 2015 towards certain custom products with lower ASPs as compared to the custom products that were sold in the third quarter of 2014. The decrease in the volumes sold of rear-projection cubes was due primarily to decreased demand for rear-projection cubes in the third quarter of 2015 as compared to the third quarter of 2014 while the decrease in ASPs was due primarily to a change in the mix of products sold towards lower priced product offerings. The decrease in high-end home product volumes sold was due to continued declines in demand for high-end projection home theater systems, while the decrease in high-end home ASPs was due primarily to a change in the mix of products sold toward lower priced product offerings.

Sales for the Nine Months Ended June 26, 2015

For the nine months ended June 26, 2015, the Company’s sales increased $22.0 million or 17.6% to $147.4 million from $125.4 million for the nine months ended June 27, 2014. The increase was due to increases in sales of both digital signage products and commercial and industrial products. The increase in sales of digital signage products of $20.7 million or 35.0% was due primarily to an increase in the sales volume of tiled LCD video wall systems, which was driven by increased demand for indoor video wall systems, and an increase in the ASPs of signage monitors, which was driven by a shift in the mix of products sold towards higher priced larger format displays. The increase in sales of commercial and industrial products of $1.3 million or 2.0% was due primarily to an increase in the ASPs of custom displays and an increase in the sales volume of desktop monitors. These increases were partially offset by a decrease in sales of high-end home products, rear-projection cubes, and touch monitors. A summary of the major components of sales for the first nine months of 2015, including changes in sales from the first nine months of 2014 due to changes in volumes and ASPs is as follows:

Sales for the Nine Months Ended June 26, 2015

	Nine months ended			%	% Change in	% Change in
	Jun. 26, 2015	Jun. 27, 2014	$ Change	Change	Volumes(1)	ASPs(1)
	(In millions, except percentages)
Digital Signage Product Sales
Tiled LCD systems	$50.9	$42.1	$8.8	21.0%	23.0%	-1.6%
Signage monitors	29.1	17.2	11.9	68.9%	8.4%	55.8%

Total Digital Signage Product Sales	80.0	59.3	20.7	35.0%	—	—
Commercial & Industrial Sales
Custom commercial & industrial	16.9	12.2	4.7	37.9%	-31.9%	109.3%
Desktop monitors	27.6	25.1	2.5	10.0%	11.7%	-0.9%
Touch monitors	9.1	10.1	(1.0)	-10.0%	-4.8%	-3.8%
Rear-projection cubes	11.6	13.7	(2.1)	-15.2%	3.1%	-14.6%
High-end home	2.2	4.6	(2.4)	-51.2%	-49.7%	-18.0%
Other	—	0.4	(0.4)	-92.6%	—	—

Total Commercial & Industrial Sales	67.4	66.1	1.3	2.0%	—	—

Total Sales	$147.4	$125.4	$22.0	17.6%	—	—

(1)	Due to the significant differences in volumes and ASPs for each product category, changes in volumes and ASPs have not been included for the “Other” categories or subtotals.

For the nine months ended June 26, 2015, the increase in volumes sold of tiled LCD video wall systems, including Matrix and Mosaic, was due primarily to increased demand for indoor video wall systems. The increase in ASPs of signage monitors was due primarily to a change in the mix of products sold towards higher priced large format UltraRes products. The increase in ASPs of custom commercial and industrial products was due primarily to a shift in the mix of products sold in the first nine months of 2015 towards certain custom products with higher ASPs as compared to the custom products that were sold in the first nine months of 2014. The decrease in volumes sold of custom commercial and industrial products was due primarily to fewer custom orders in the first nine months of 2015 as compared to the first nine months of 2014. The increase in volumes sold of desktop monitors was due to increased customer demand for desktop monitors. The decrease in high-end home product volumes sold was due to continued declines in demand for high-end projection home theater systems, while the decrease in high-end home ASPs was due primarily to a change in product mix toward lower priced product offerings. The decrease in ASPs of rear-projection cubes was due primarily to a change in the mix of products sold towards lower priced product offerings in the first nine months of 2015 as compared to the first nine months of 2014. The decrease in the volumes sold of touch monitors was primarily the result of lower overall customer demand, while the decrease in ASPs of touch monitors was due primarily to a change in the mix of products sold toward lower priced product offerings in the first nine months of 2015 as compared to the first nine months of 2014.

Sales by Geographic Region

					% of Total Sales
	Three months ended				Three months ended
	Jun. 26, 2015	Jun. 27, 2014	$ Change	% Change	Jun. 26, 2015	Jun. 27, 2014
	(In millions, except percentages)
Domestic sales (United States)	$36.2	$35.0	$1.2	3.3%	85.0%	79.7%
International sales	6.3	8.9	(2.6)	-28.2%	15.0%	20.3%

Total sales	$42.5	$43.9	$(1.4)	-3.1%

Domestic (United States) sales increased $1.2 million or 3.3% to $36.2 million in the third quarter of 2015 from $35.0 million in the third quarter of 2014. The increase in domestic sales for the three months ended June 26, 2015 was due primarily to an increase in sales of digital signage products, which was partially offset by a decrease in sales of custom commercial and industrial products, rear-projection cubes, and high-end home products. These increases and decreases in domestic product sales were primarily due to the reasons discussed above in Sales for the Three Months Ended June 26, 2015. As a percentage of sales, domestic sales increased to 85.0% in the third quarter of 2015 from 79.7% in the third quarter of 2014. International sales decreased $2.6 million or 28.2% to $6.3 million in the third quarter of 2015 from $8.9 million in the third quarter of 2014. The decrease in international sales for the three months ended June 26, 2015 was primarily due to a decrease in sales of rear-projection cubes and custom commercial and industrial products sold outside of the United States as well as the effect of changes in currency exchange rates due primarily to the strengthening of the U.S. Dollar against the Euro. As a percentage of sales, international sales decreased to 15.0% in the third quarter of 2015 from 20.3% in the third quarter of 2014. The Company does not have material sales to any particular country outside the United States.

					% of Total Sales
	Nine months ended				Nine months ended
	Jun. 26, 2015	Jun. 27, 2014	$ Change	% Change	Jun. 26, 2015	Jun. 27, 2014
	(In millions, except percentages)
Domestic sales (United States)	$115.1	$96.8	$18.3	18.9%	78.0%	77.2%
International sales	32.3	28.6	3.7	13.2%	22.0%	22.8%

Total sales	$147.4	$125.4	$22.0	17.6%

Domestic (United States) sales increased $18.3 million or 18.9% to $115.1 million in the first nine months of 2015 from $96.8 million in the first nine months of 2014. The increase in domestic sales for the nine months ended June 26, 2015 was due primarily to increases in sales of digital signage products, desktop monitors, and custom commercial and industrial products, which were partially offset by a decrease in sales of rear-projection cubes, high-end home products, and touch monitors. These increases and decreases in the domestic product sales were primarily due to the reasons discussed above in Sales for the Nine Months Ended June 26, 2015. As a percentage of sales, domestic sales increased to 78.0% in the first nine months of 2015 from 77.2% in the first nine months of 2014. International sales increased $3.7 million or 13.2% to $32.3 million in the first nine months of 2015 from $28.6 million in the first nine months of 2014. The increase in international sales for the nine months ended June 26, 2015 was primarily due to an increase in sales of custom commercial and industrial products and rear-projection cubes sold outside of the United States, partially offset by the effect of changes in currency exchange rates due primarily to the strengthening of the U.S. Dollar against the Euro. As a percentage of sales, international sales decreased to 22.0% in the first nine months of 2015 from 22.8% in the first nine months of 2014. The Company does not have material sales to any particular country outside the United States.

Gross Profit

	Three months ended					Nine months ended
	Jun. 26, 2015	Jun. 27, 2014	$ Change	% Change		Jun. 26, 2015	Jun. 27, 2014	$ Change	% Change
	(In millions, except percentage and basis point changes)
Gross profit	$11.4	$10.7	$0.7	6.6%		$38.0	$30.1	$7.9	26.4%
Gross profit margin	26.7%	24.3%	—	240	bps	25.8%	24.0%	—	180	bps

Gross profit as a percentage of sales increased to 26.7% in the third quarter of 2015 from 24.3% in the third quarter of 2014. Total gross profit increased $0.7 million or 6.6% to $11.4 million in the third quarter of 2015 as compared to $10.7 million in the third quarter of 2014. In the first nine months of 2015 gross profit as a percentage of sales increased to 25.8% from 24.0% in the first nine months of 2014. Total gross profit increased $7.9 million or 26.4% to $38.0 million in the first nine months of 2015 as compared to $30.1 million in the first nine months of 2014. The increase in gross profit margin for both the three month and nine month periods ended June 26, 2015 was due primarily to a change in the mix of products sold towards higher margin digital signage products, as the Company continued to execute its strategy to focus on the market for digital signage products, as well as higher gross profit rates on sales of digital signage products as compared to the same periods of the prior year. The higher digital signage gross profit rates were primarily the result of a change in the mix of digital signage products sold toward larger format products which have higher margins. Lower labor and overhead expenses as a percentage of sales driven by improved capacity utilization also contributed to the gross profit margin improvement in the first nine months of 2015 as compared to the first nine months of 2014.

Research and Development, Net

	Three months ended					Nine months ended
	Jun. 26, 2015	Jun. 27, 2014	$ Change	% Change		Jun. 26, 2015	Jun. 27, 2014	$ Change	% Change
	(In millions, except percentage and basis point changes)
Research and development, net	$1.9	$1.6	$0.3	21.6%		$5.1	$4.3	$0.8	20.2%
% of sales	4.5%	3.6%	—	90	bps	3.5%	3.4%	—	10	bps

Net research and development expenses increased $0.3 million or 21.6% to $1.9 million in the third quarter of 2015 as compared to $1.6 million in the third quarter of 2014. Net research and development expenses increased $0.8 million or 20.2% to $5.1 million in the first nine months of 2015 as compared to $4.3 million in the first nine months of 2014. The increase for both the three and nine month periods ended June 26, 2015 was due primarily to increased project related expenses as well as increased compensation related expenses driven by increased headcount as compared to the three and nine month periods ended June 27, 2014.

As a percentage of sales, net research and development expenses increased to 4.5% in the third quarter of 2015 as compared to 3.6% in the third quarter of 2014. In the first nine months of 2015, net research and development expenses were 3.5% of sales as compared to 3.4% of sales in the first nine months of 2014. The increase in net research and development expenses as a percentage of sales for the third quarter of 2015 and for the first nine months of 2015 was primarily the result of net research and development expenses increasing at a faster rate than sales in both periods.

Sales and Marketing

	Three months ended					Nine months ended
	Jun. 26, 2015	Jun. 27, 2014	$ Change	% Change		Jun. 26, 2015	Jun. 27, 2014	$ Change	% Change
	(In millions, except percentage and basis point changes)
Sales and marketing	$6.2	$5.2	$1.0	19.4%		$18.5	$14.9	$3.6	23.7%
% of sales	14.6%	11.8%	—	280	bps	12.5%	11.9%	—	60	bps

Sales and marketing expenses increased $1.0 million or 19.4% to $6.2 million in the third quarter of 2015 as compared to $5.2 million in the third quarter of 2014. Sales and marketing expenses increased $3.6 million or 23.7% to $18.5 million in the first nine months of 2015 as compared to $14.9 million in the first nine months of 2014. The increase for both the three and nine months ended June 26, 2015 was due primarily to increased headcount to support the year to date growth in sales as well as increased compensation related expenses and higher sales and marketing program spending.

As a percentage of sales, sales and marketing expenses increased to 14.6% in the third quarter of 2015 as compared to 11.8% in the same period of the prior year. In the first nine months of 2015, sales and marketing expenses were 12.5% of sales as compared to 11.9% of sales in the first nine months of 2014. The increase in sales and marketing expenses as a percentage of sales for the third quarter of 2015 and for the first nine months of 2015 was primarily the result of sales and marketing expenses increasing at a faster rate than sales.

General and Administrative

	Three months ended				Nine months ended
	Jun. 26, 2015	Jun. 27, 2014	$ Change	% Change	Jun. 26, 2015	Jun. 27, 2014	$ Change	% Change
	(In millions, except percentage and basis point changes)
General and administrative	$3.4	$3.2	$0.2	6.9%	$11.1	$9.6	$1.5	15.3%
% of sales	7.9%	7.2%	—	70 bps	7.5%	7.7%	—	(20) bps

General and administrative expenses increased $0.2 million or 6.9% to $3.4 million in the third quarter of 2015 from $3.2 million in the third quarter of 2014. General and administrative expenses increased $1.5 million or 15.3% to $11.1 million in the first nine months of 2015 as compared to $9.6 million in the first nine months of 2014. The increase in general and administrative expenses in the third quarter of 2015 was due primarily to increased professional service expenses. The increase in general and administrative expenses in the first nine months of 2015 was due primarily to increased compensation and professional service expenses.

As a percentage of sales, general and administrative expenses increased to 7.9% in the third quarter of 2015 as compared to 7.2% in the third quarter of 2014. The increase in general and administrative expenses as a percentage of sales for the third quarter of 2015 was primarily the result of general and administrative expenses increasing at a faster rate than sales. In the first nine months of 2015, general and administrative expenses were 7.5% of sales as compared to 7.7% of sales in the first nine months of 2014. The decrease in general and administrative expenses as a percentage of sales was primarily the result of general and administrative expenses increasing at a slower rate than sales.

Restructuring Charges

During the third quarter of 2015 and third quarter of 2014, the Company recorded $11 thousand and $10 thousand, respectively, in restructuring charges. In the first nine months of 2015 and 2014 the Company recorded $64 thousand and $31 thousand, respectively, in restructuring charges. As discussed in Note 5—Restructuring Charges, $11 thousand and $34 thousand of the charges recorded for the third quarter and first nine months of 2015, respectively, as well as all of the restructuring charges recorded in the third quarter and first nine months of 2014 were the result of accretion of interest expense related to the liability recorded in fiscal 2013 and adjusted in fiscal 2014 related to the consolidation of the Company’s two assembly and integration facilities in the United States into a single facility. For the nine months ended June 26, 2015, the Company recorded $30 thousand in charges related to severance benefits for the termination of certain employees at the Company’s facility in France.

Total Operating Expenses

	Three months ended				Nine months ended
	Jun. 26, 2015	Jun. 27, 2014	$ Change	% Change	Jun. 26, 2015	Jun. 27, 2014	$ Change	% Change
	(In millions, except percentage and basis point changes)
Total operating expenses	$11.5	$9.9	$1.6	15.8%	$34.7	$28.8	$5.9	20.5%
% of sales	27.0%	22.6%	—	440 bps	23.6%	23.0%	—	60 bps

Total operating expenses increased $1.6 million or 15.8% to $11.5 million in the third quarter of 2015 from $9.9 million in the same period of the prior year. Total operating expenses increased $5.9 million or 20.5% to $34.7 million in the first nine months of 2015 as compared to $28.8 million in the first nine months of 2014. The increase in total operating expenses was due primarily to the reasons discussed above.

As a percentage of sales, total operating expenses increased to 27.0% in the third quarter of 2015 from 22.6% in the third quarter of 2014. In the first nine months of 2015, total operating expenses were 23.6% of sales as compared to 23.0% of sales in the first nine months of 2014. The increase in total operating expenses as a percentage of sales was primarily the result of operating expenses increasing at a faster rate than sales.

Non-operating Income and Expense

	Three months ended			Nine months ended
	Jun. 26, 2015	Jun. 27, 2014	$ Change	Jun. 26, 2015	Jun. 27, 2014	$ Change
	(In millions)
Interest, net	$0.2	$0.1	0.1	$0.4	$0.2	$0.2
Foreign exchange, net	(0.2)	—	(0.2)	0.7	—	0.7
Other, net	—	—	—	0.2	0.4	(0.2)

Net non-operating income	$—	$0.1	$(0.1)	$1.3	$0.6	$0.7

Non-operating income and expense includes interest income, interest expense, net foreign currency exchange gain or loss and other income or expense. Net interest income in the third quarter of 2015 was $0.2 million as compared to $0.1 million in the third quarter of 2014. Net interest income in the first nine months of 2015 was $0.4 million as compared to $0.2 million in the first nine months of 2014.

Foreign currency exchange gains and losses are related to timing differences in the receipt and payment of funds in various currencies and the conversion of cash, accounts receivable and accounts payable denominated in foreign currencies to the applicable functional currency. In the third quarter of 2015 the company recorded a net foreign currency exchange loss of $0.2 million, as compared to a net loss of $1 thousand in the third quarter of 2014. For the first nine months of 2015, foreign currency exchange gains and losses amounted to a net gain of $0.7 million as compared to a net loss of $54 thousand in 2014. The net foreign currency exchange gains recorded in the first nine months of 2015 was driven by the strengthening of the U.S. Dollar against the Euro as the Company has Euro denominated assets and liabilities held in the United States as well as U.S. Dollar denominated assets held in a foreign subsidiary where the functional currency is the Euro.

Net other non-operating loss was $15 thousand in the third quarter of 2015 as compared to $27 thousand in the third quarter of 2014. Net other non-operating income was $0.2 million in the first nine months of 2015 as compared to $0.4 million in 2014.

Provision for Income Taxes

In the third quarter of 2015 the Company recorded an income tax expense of $0.1 million on a pretax loss of $0.2 million, resulting in an effective tax rate of negative 78.7%. Comparatively, the Company recorded an income tax expense of $0.1 million on pretax income of $0.8 million in the third quarter of 2014, resulting in an effective tax rate of 14.0%. The tax recorded in the third quarter of 2015 was generated by foreign and state taxes. The tax provision in the third quarter of 2014 was generated by tax expense in certain foreign jurisdictions and state taxes.

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

The financial results in the United States during the first nine months of 2015 were positive and available U.S. NOL’s permitted the Company to not record U.S. income tax expense against those earnings. Although the Company has experienced positive U.S. income for the first nine months of 2015, the Company’s assessment of all the positive and negative evidence led it to conclude that it is still more likely than not that the U.S. deferred tax assets will not be realized, and the valuation allowance against those U.S. tax assets are still necessary. Accordingly, as of June 26, 2015, the Company continued to place a valuation allowance against its U.S. deferred tax assets. There were no material changes to the Company’s Finnish operations and the Company continued to maintain a full valuation allowance against the Finnish deferred tax assets. While a valuation allowance was still in place for financial statement purposes as of June 26, 2015, the valuation allowance does not limit the Company’s ability to utilize the loss-carryforwards or other deferred tax assets on future tax returns. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given the Company’s current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance on U.S. deferred tax assets will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that the Company is able to actually achieve.

Net Income

	Three months ended				Nine months ended
	Jun. 26, 2015	Jun. 27, 2014	$ Change	% Change	Jun. 26, 2015	Jun. 27, 2014	$ Change	% Change
	(In millions, except percentage and basis point changes)
Net income (loss)	$(0.3)	$0.7	$(1.0)	-141.5%	$4.4	$1.6	$2.8	181.8%
% of sales	-0.7%	1.6%	—	(230) bps	3.0%	1.2%	—	180 bps
Net income (loss) per share—basic	$(0.01)	$0.03			$0.20	$0.07
Net income (loss) per share—diluted	$(0.01)	$0.03			$0.20	$0.07

In the third quarter of 2015 net loss was $0.3 million or $0.01 per basic and diluted share, as compared to net income of $0.7 million or $0.03 per basic and diluted share in the third quarter of 2014. In the first nine months of 2015, net income was $4.4 million or $0.20 per basic and diluted share, as compared to net income of $1.6 million or $0.07 per basic and diluted share in the first nine months of 2014. The net loss and net loss per share in the third quarter of 2015 and the increases in net income and net income per share in the first nine month of 2015 are due to the reasons discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities was $7.1 million in the first nine months of 2015 as compared to net cash provided by operating activities of $4.0 million in the first nine months of 2014. Cash provided by operating activities in the first nine months of 2015 primarily relates to net income for the period, decreases in accounts receivable and other assets, and non-cash charges including depreciation and share-based compensation, which did not result in a cash outlay. These sources of cash were partially offset by increases in inventories and decreases in other liabilities, accounts payable and deferred revenue. Comparatively, cash provided by operating activities in the first nine months of 2014 primarily related to net income incurred in the period, a decrease in inventories, and non-cash charges including depreciation and share-based compensation, which did not result in a cash outlay. These sources of cash were partially offset by an increase in accounts receivable and decreases in accounts payable and other liabilities.

Working capital increased $5.5 million to $44.4 million at June 26, 2015 from $38.9 million at September 26, 2014. The increase in working capital was due primarily to increases in cash, inventories, and other current assets, and decreases in accounts payable and other current liabilities, which were partially offset by decreases in accounts receivable. Current assets increased $0.8 million to $72.9 million at June 26, 2015 as compared to $72.1 million at September 26, 2014 due primarily to increases in cash, inventories, and other current assets. Current liabilities decreased $4.7 million to $28.5 million at June 26, 2015 from $33.2 million at September 26, 2014 due primarily to decreases in accounts payable and other current liabilities. Cash increased $3.3 million due primarily to cash provided by operating activities of $7.1 million as a result of the factors discussed above, which was partially offset by cash used in financing activities of $2.2 million and cash used in investing activities of $0.3 million. Inventories increased $6.4 million due primarily to increases in Matrix and desktop monitor inventories to support the growth in sales. Other current assets increased $0.6 million due primarily to the reclassification of a portion of the Purchase Price Note Receivable and the Component Device Receivable from Beneq from long-term to current. Accounts receivable decreased $9.6 million due primarily to lower sales in the third quarter of 2015 as compared to the fourth quarter of 2014 as well as the timing of collections from customers. Accounts payable decreased $2.2 million due to the timing of payments to vendors. Other current liabilities decreased $1.7 million due to a decrease in accrued compensation and accrued liabilities.

The Company’s credit agreement allows for borrowing up to 80% of its eligible accounts receivable with a maximum borrowing capacity of $12.0 million. The credit agreement has interest rates ranging from LIBOR + 2.25% to Prime + 0.75%, expires on November 21, 2015, and is secured by substantially all of the assets of the Company. As of June 26, 2015 the Company’s borrowing capacity was $12.0 million. There were no amounts outstanding under the Company’s credit agreement as of June 26, 2015 and September 26, 2014. The credit agreement contains certain financial covenants, with which the Company was in compliance as of June 26, 2015. On August 5, 2015, the Company entered into an amendment to the Company’s credit agreement with Silicon Valley Bank. The amendment extends the term of the credit agreement for an additional two year term with an expiration date of August 5, 2017 and increases the borrowing capacity to $14.0 million.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors during the quarter ended June 26, 2015 that could significantly affect the Company’s internal controls over financial reporting.

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

In November 2012, the Company completed a transaction in which Beneq Products Oy (“Beneq Products”) purchased from the Company substantially all of the assets, and assumed certain liabilities, used in or necessary in connection with the Company’s EL display business (the “EL Transaction”). As a result of or in connection with the EL Transaction, the Company may incur future liabilities, costs, expenses, claims, and losses, including those relating to (i) claims by Beneq Products for losses incurred by Beneq Products as a result of breaches of representations and warranties given by the Company in the sale agreement, (ii) claims against the Company by third parties associated with the EL display business (e.g. vendors, customers, etc.) based upon, or payments made or further credit granted by the Company in respect of, non-performance by Beneq Products of obligations it assumed in the EL transaction, (iii) liabilities relating to the EL display business that the Company retained as part of the EL Transaction, and (iv) a default by Beneq Products on the promissory notes issued to the Company by Beneq Products in connection with the EL Transaction and related transactions (collectively, the “Purchase Price Notes”) or the agreement among the Company, Beneq Products and Beneq Oy, the parent company of Beneq Products (“Beneq Oy” and collectively with Beneq Products, “Beneq”), entered into in June 2014 to repay to the Company funds advanced for certain electronic component devices as discussed below (the “Settlement Agreement”). Any liabilities, costs or expenses incurred by the Company as a result of the foregoing or other matters arising out of or in connection with the EL Transaction could materially and adversely affect the Company’s business, financial condition and results of operations.

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

As discussed in Note 9—Beneq Receivables to the Consolidated Financial Statements, on October 23, 2014, Beneq Products informed the Company that it would not pay, when due on November 30, 2014, the first principal payment of $650,000 under the Purchase Price Notes. Beneq Products sought to exercise its right under the Purchase Price Notes to reschedule, on a single occasion, the due date of a payment to a date not later than 180 days after the November 30, 2014 due date and requested that the Company agree to waive the penalty interest payable under the Purchase Price Notes in connection with the exercise of its right to delay payment. Under the terms of the Purchase Price Notes, Beneq Products had agreed that, upon its exercise of the right to delay payment, it would pay a penalty equal to 12 months interest on the entire loan balance. The Company agreed to allow Beneq to exercise its right to delay repayment of the initial principal payment for up to 180 days in consideration for the payment of penalty interest equal to an additional 2% on the deferred balance in lieu of the penalty amount set forth in the Purchase Price Notes. In May 2015, Beneq Products failed to pay when due the $0.7 million payment, under the Purchase Price Notes originally scheduled to be paid November 30, 2014, and as a result is currently in default. Although the Company believes that Beneq’s request to delay repayment of the principal scheduled to be paid on November 30, 2014 and its subsequent failure to pay such amount when due in May 2015 evidences an increased risk that Beneq will be unable to repay its obligations to the Company in the normal course of operating its business, given Beneq Oy’s guarantee of the obligations of Beneq Products under the Purchase Price Notes, the Company’s security interest in assets of each of Beneq Products and Beneq Oy and information provided by Beneq relating to its efforts to take actions that would enhance its ability to perform the obligations under the Purchase Price Notes and the Settlement Agreement, the Company continues to believe there is a reasonable probability that Beneq will satisfy its obligations to the Company. However, no assurance can be given that the on-going operations of Beneq will support the repayment of these obligations, that Beneq will otherwise be able to complete actions necessary to ensure repayment of these obligations, or that the value of the assets of Beneq Oy and Beneq Products will be sufficient to repay, in full or in a timely manner, the obligations owed to the Company. The Company will continue to monitor the events, facts and circumstances associated with the Beneq obligations and evaluate the impact of any changes in facts and circumstances on the value of the Beneq obligations. The failure by Beneq to perform its obligations under the Purchase Price Notes or the Settlement Agreement, or a decision by the Company, based upon future events, facts or circumstances, to write down the value of these assets on the Company’s books, could materially and adversely affect the Company’s assets and results of operations.

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

The Company may be subject to system security risks, data breaches and cyber attacks, and the Company’s failure to control unauthorized access to its systems could disrupt its operations and harm its reputation.

The Company may be subject to unauthorized access to its IT systems through a security breach or attack. In the ordinary course of our business, the Company maintains sensitive data on its networks, including intellectual property and proprietary or confidential business information relating to its business and that of its customers and business partners. The secure maintenance of this information is critical to the Company’s business and reputation. Over the past year, cyber-attacks have become more prevalent and much harder to detect and defend against. The Company’s network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.

The Company has implemented security procedures, such as virus protection software and emergency recovery processes, to address these potential risks. Although the Company believes that its IT systems are appropriately controlled and that it has processes in place to adequately manage these risks, security procedures for information systems cannot be guaranteed to be failsafe. The Company seeks to prevent, detect and investigate any security incidents and prevent their recurrence, but in some cases, the Company might be unaware of an incident or its magnitude and effects, and may remain potentially vulnerable to additional known and unknown threats. Because these threats are constantly evolving, it is increasingly difficult to successfully defend against them or to implement adequate preventative measures, and it is often difficult to anticipate or immediately detect such incidents and to assess the damage caused by them. Such incidents, whether successful or unsuccessful, could result in the Company incurring significant costs related to rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties. Publicity about vulnerabilities and attempted or successful incursions could damage the Company’s reputation with customers, significantly harm its business and subject the Company to third party claims.

Additionally, the theft, loss, or misuse of personal data collected, used, stored, or transferred by the Company to run its business could result in significantly increased security costs or costs related to defending legal claims. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex compliance regulatory environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, even the Company’s inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against the Company by governmental entities or others.

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

The market price of the Company’s common stock has been subject to wide fluctuations. During the Company’s four most recently completed fiscal quarters, the sales prices of the Company’s stock ranged from $2.32 to $9.17. The market price of the Company’s common stock in the future is likely to continue to be subject to wide fluctuations in response to various factors, including, but not limited to, the following:

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

Failure of the Company’s internal controls to prevent error or fraud could adversely affect the Company’s financial position and results of operations. The Company’s internal controls over financial reporting are not currently required to be audited by its independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). The Company expects that, in future periods beginning with the fiscal year ended September 25, 2015, the Company’s internal controls over financial reporting will be required to be audited by its independent registered public accounting firm. As a result, significant additional expenditures could be incurred which could adversely impact the Company’s results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases of our shares of common stock during the three-month period ended June 26, 2015:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1
March 28, 2015 to May 1, 2015	5,432	$6.51	—	$—
Month 2
May 2, 2015 to May 29, 2015	—	$—	—	$—
Month 3
May 30, 2015 to June 26, 2015	—	$—	—	$—

Total	5,432	$6.51	—

(1)	Fully vested shares of common stock withheld by us in satisfaction of required withholding tax liability upon the vesting of restricted shares.

Item 5.	Other Information

On August 5, 2015 the Company entered into a First Amendment to Loan and Security Agreement with Silicon Valley Bank. The amendment extends the term of the credit agreement for an additional two year term with an expiration date of August 5, 2017 and increases the borrowing capacity to $14.0 million. The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, which is attached hereto as Exhibit 10.1.

Item 6.	Exhibits[1]

(a)

10.1	First Amendment to Loan and Security Agreement dated as of August 5, 2015 between Silicon Valley Bank; Planar Systems, Inc.; Clarity, a Division of Planar Systems, Inc.; Planar China LLC and Planar Taiwan LLC.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Reg. S-K, Item 601(a)(4); Item 601(b)(10), Instruction 2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANAR SYSTEMS, INC. (Registrant)

DATE: August 7, 2015	/S/ RYAN GRAY
Ryan Gray
Vice President and Chief Financial Officer